Form 10-Q
period 2016-03-31
Bank of New York Mellon Corp
filed 2016-05-10
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2016
Common Stock, $0.01 par value	1,077,082,632

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2016 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk
General	4
Overview	4
Key first quarter 2016 and subsequent events	4
Highlights of first quarter 2016 results	5
Fee and other revenue	6
Net interest revenue	9
Average balances and interest rates	10
Noninterest expense	11
Income taxes	12
Review of businesses	12
Critical accounting estimates	21
Consolidated balance sheet review	21
Liquidity and dividends	31
Capital	35
Trading activities and risk management	42
Asset/liability management	44
Off-balance sheet arrangements	45
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	46
Recent accounting and regulatory developments	51
Website information	55

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	56
Consolidated Comprehensive Income Statement (unaudited)	58
Consolidated Balance Sheet (unaudited)	59
Consolidated Statement of Cash Flows (unaudited)	60
Consolidated Statement of Changes in Equity (unaudited)	61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$804	$637	$766
Basic earnings per share	0.73	0.58	0.67
Diluted earnings per share	0.73	0.57	0.67

Fee and other revenue	2,970	2,950	3,012
(Loss) income from consolidated investment management funds	(6)	16	52
Net interest revenue	766	760	728
Total revenue	$3,730	$3,726	$3,792

Return on common equity (annualized) (a)	9.2%	7.1%	8.8%
Non-GAAP (a)(b)	9.7%	8.9%	9.2%

Return on tangible common equity (annualized) – Non-GAAP (a)	20.6%	16.2%	20.3%
Non-GAAP adjusted (a)(b)	20.8%	19.0%	20.2%

Return on average assets (annualized)	0.89%	0.69%	0.84%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	79%	79%

Percentage of non-U.S. total revenue (c)	33%	34%	36%

Pre-tax operating margin (a)	29%	23%	29%
Non-GAAP (a)(b)	31%	30%	30%

Net interest margin (FTE)	1.01%	0.99%	0.97%

Assets under management (“AUM”) at period end (in billions) (d)	$1,639	$1,625	$1,717
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (e)	$29.1	$28.9	$28.5
Market value of securities on loan at period end (in billions) (f)	$300	$277	$291

Average common shares and equivalents outstanding (in thousands):
Basic	1,079,641	1,088,880	1,118,602
Diluted	1,085,284	1,096,385	1,126,306

Capital ratios	March 31, 2016	Dec. 31, 2015	March 31, 2015
Consolidated regulatory capital ratios: (g)
Common equity Tier 1 (“CET1”) ratio	10.6%	10.8%	10.8%
Tier 1 capital ratio	12.0%	12.3%	11.7%
Total (Tier 1 plus Tier 2) capital ratio	12.3%	12.5%	12.0%
Leverage capital ratio	5.9%	6.0%	5.7%

BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.3%	9.7%	9.5%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.6%	9.0%	9.1%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.7%	6.5%	6.0%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio: (h)
Standardized Approach	11.0%	10.2%	10.0%
Advanced Approach	9.8%	9.5%	9.9%

Estimated supplementary leverage ratio (“SLR”) (i)	5.1%	4.9%	4.6%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Selected average balances:
Interest-earning assets	$310,678	$312,610	$308,104
Assets of operations	$363,245	$366,875	$366,083
Total assets	$364,554	$368,590	$368,411
Interest-bearing deposits	$162,017	$160,334	$159,520
Noninterest-bearing deposits	$82,944	$85,878	$89,592
Preferred stock	$2,552	$2,552	$1,562
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,252	$35,664	$35,486

Other information at period end:
Cash dividends per common share	$0.17	$0.17	$0.17
Common dividend payout ratio	23%	30%	25%
Common dividend yield (annualized)	1.9%	1.6%	1.7%
Closing stock price per common share	$36.83	$41.22	$40.24
Market capitalization	$39,669	$44,738	$45,130
Book value per common share – GAAP (a)	$33.34	$32.69	$31.89
Tangible book value per common share – Non-GAAP (a)	$15.87	$15.27	$14.82
Full-time employees	52,100	51,200	50,500
Common shares outstanding (in thousands)	1,077,083	1,085,343	1,121,512

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP excludes the net (loss) income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges (recoveries), and the impairment charge related to a prior court decision, if applicable.

(c)	Includes fee revenue, net interest revenue and (loss) income of consolidated investment management funds, net of net loss (income) attributable to noncontrolling interests.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business and Other segment.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at March 31, 2016, $1.0 trillion at Dec. 31, 2015 and $1.1 trillion at March 31, 2015.

(f)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $56 billion at March 31, 2016, $55 billion at Dec. 31, 2015 and $69 billion at March 31, 2015.

(g)
The CET1, Tier 1 and Total risk-based consolidated regulatory capital ratios are based on Basel III components of capital, as phased-in, and risk-weighted assets using the U.S. capital rules’ advanced approaches framework (the “Advanced Approach”). The leverage capital ratios are based on Basel III components of capital, as phased-in, and quarterly average total assets. For additional information on these ratios, see “Capital” beginning on page 35.

(h)
The estimated fully phased-in CET1 ratios (Non-GAAP) are based on our interpretation of U.S. capital rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 35.

(i)
The estimated fully phased-in SLR (Non-GAAP) is based on our interpretation of the U.S. capital rules. When the SLR becomes effective in 2018, we expect to maintain an SLR of over 5%. The minimum required SLR is 3% and a 2% buffer in addition to the minimum, that is applicable to BNY Mellon and other U.S. global systemically important banks (“G-SIBs”). For additional information on these Non-GAAP ratios, see “Capital” beginning on page 35.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2015 (“2015 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest revenue and net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

When we refer to BNY Mellon’s “Basel III” capital measures (e.g., CET1), we mean those capital measures as calculated under the U.S. capital rules.

Overview

The Bank of New York Mellon Corporation (BNY Mellon) was the first company listed on the New York Stock Exchange (NYSE symbol: BK). With a rich history of maintaining our financial strength and stability through all business cycles, BNY Mellon is a global investments company dedicated to improving lives through investing.

We manage and service assets for financial institutions, corporations and individual investors in 35 countries and more than 100 markets. As of March 31, 2016, BNY Mellon had $29.1 trillion in assets under custody and/or administration, and $1.6 trillion in assets under management.

BNY Mellon is focused on enhancing our clients’ experience by leveraging our scale and expertise to deliver innovative and strategic solutions for our clients, building trusted relationships that drive value. We hold a unique position in the global financial services industry. We service both the buy-side and sell-side, providing us with unique marketplace insights that enable us to support our clients’ success.

BNY Mellon’s businesses benefit from the global growth in financial assets, the globalization of the investment process, changes in demographics and the continued evolution of the regulatory landscape - each providing us with opportunities to advise and service clients.

Key first quarter 2016 and subsequent events

Resolution plan

In April 2016, the Federal Deposit Insurance Corporation (the “FDIC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) jointly announced determinations and provided firm-specific feedback on the 2015 resolution plans of eight systemically important domestic banking institutions, including BNY Mellon. The agencies determined that the Company’s 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the statutory standard established in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and issued a

4 BNY Mellon

joint notice of deficiencies and shortcomings regarding the Company’s plan and the actions that must be taken to address them. Deficiencies must be remedied by Oct. 1, 2016, and shortcomings must be addressed in our 2017 resolution plan, which is due on July 1, 2017.

Acquisition of Atherton Lane Advisers, LLC

In April 2016, BNY Mellon completed the acquisition of the assets of Menlo Park, CA-based Atherton Lane Advisers, LLC. With approximately $2.45 billion in assets under management, Atherton Lane Advisers is one of Silicon Valley’s premier investment managers, serving approximately 700 high net worth clients.

Highlights of first quarter 2016 results

We reported net income applicable to common shareholders of $804 million, or $0.73 per diluted common share, in the first quarter of 2016 compared with $766 million, or $0.67 per diluted common share, in the first quarter of 2015. In the fourth quarter of 2015, net income applicable to common shareholders was $637 million, or $0.57 per diluted common share, or $755 million, or $0.68 per diluted common share, adjusted for the impairment charge related to a prior court decision, litigation and restructuring charges. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for the reconciliation of Non-GAAP measures.

Highlights of the first quarter of 2016 include:

•
AUC/A totaled $29.1 trillion at March 31, 2016 compared with $28.5 trillion at March 31, 2015. The 2% increase primarily reflects net new business and the favorable impact of a weaker U.S. dollar (principally versus the euro), partially offset by lower market values. (See “Investment Services business” beginning on page 17.)

•
AUM totaled $1.64 trillion at March 31, 2016 compared with $1.72 trillion at March 31, 2015. The 5% decrease primarily reflects net outflows primarily in 2015 and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound sterling). AUM excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment. (See “Investment Management business” beginning on page 14.)

•
Investment services fees totaled $1.77 billion, an increase of 1% compared with $1.75 billion in the first quarter of 2015. The increase primarily reflects higher money market fees and net new business, partially offset by lower market values and lost business in clearing services. (See “Investment Services business” beginning on page 17.)

•
Investment management and performance fees totaled $812 million, a decrease of 6% compared with $867 million in the first quarter of 2015. The decrease primarily reflects lower equity market values and net outflows in 2015, partially offset by higher money market fees. (See “Investment Management business” beginning on page 14.)

•
Foreign exchange and other trading revenue totaled $175 million compared with $229 million in the first quarter of 2015. Foreign exchange revenue totaled $171 million, a decrease of 21% compared with $217 million in the first quarter of 2015. The decrease primarily reflects lower volumes. (See “Fee and other revenue” beginning on page 6.)

•
Financing-related fees totaled $54 million compared with $40 million in the first quarter of 2015. The increase primarily reflects higher fees related to secured intraday credit. (See “Fee and other revenue” beginning on page 6.)

•
Investment and other income totaled $105 million compared with $60 million in the first quarter of 2015. The increase primarily reflects higher lease-related gains. (See “Fee and other revenue” beginning on page 6.)

•
Net interest revenue totaled $766 million compared with $728 million in the first quarter of 2015. The increase primarily reflects higher yields on interest-earning assets, partially offset by higher rates paid on interest-bearing liabilities and the unfavorable impact of interest rate hedging activities. Net interest margin (FTE) was 1.01% in the first quarter of 2016 compared with 0.97% in the first quarter of 2015. (See “Net interest revenue” beginning on page 9.)

•	The provision for credit losses was $10 million compared with $2 million in first quarter of 2015. (See “Asset quality and allowance for credit losses” beginning on page 28.)

•	Noninterest expense totaled $2.63 billion compared with $2.70 billion in the first quarter of

BNY Mellon 5

2015. The decrease reflects lower expenses in nearly all categories, driven by the favorable impact of a stronger U.S. dollar, lower staff and legal expenses and the benefit of the business improvement process, partially offset by higher distribution and servicing expense. (See “Noninterest expense” beginning on page 11.)

•	The provision for income taxes was $283 million and the effective rate was 25.9%. (See “Income taxes” on page 12.)

•	The net unrealized pre-tax gain on the investment securities portfolio was $1.2 billion at March 31, 2016 compared with $357 million at Dec. 31, 2015. The increase was primarily driven by a decline in market interest rates. (See “Investment securities” beginning on page 23.)

•
Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.8% at March 31, 2016 and 9.5% at Dec. 31, 2015. The increase primarily reflects an increase in capital, partially offset by higher risk-weighted assets. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.0% at March 31, 2016 and 10.2% at Dec. 31, 2015. (See “Capital” beginning on page 35.)

Fee and other revenue

Fee and other revenue				1Q16 vs.
(dollars in millions, unless otherwise noted)	1Q16	4Q15	1Q15	4Q15	1Q15
Investment services fees:
Asset servicing (a)	$1,040	$1,032	$1,038	1%	—%
Clearing services	350	339	344	3	2
Issuer services	244	199	232	23	5
Treasury services	131	137	137	(4)	(4)
Total investment services fees	1,765	1,707	1,751	3	1
Investment management and performance fees	812	864	867	(6)	(6)
Foreign exchange and other trading revenue	175	173	229	1	(24)
Financing-related fees	54	51	40	6	35
Distribution and servicing	39	41	41	(5)	(5)
Investment and other income	105	93	60	13	75
Total fee revenue	2,950	2,929	2,988	1	(1)
Net securities gains	20	21	24	N/M	N/M
Total fee and other revenue	$2,970	$2,950	$3,012	1%	(1)%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	79%	79%

AUM at period end (in billions) (b)	$1,639	$1,625	$1,717	1%	(5)%
AUC/A at period end (in trillions) (c)	$29.1	$28.9	$28.5	1%	2%

(a)	Asset servicing fees include securities lending revenue of $50 million in the first quarter of 2016, $46 million in the fourth quarter of 2015 and $43 million in the first quarter of 2015.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment.

(c)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at March 31, 2016, $1.0 trillion at Dec. 31, 2015 and $1.1 trillion at March 31, 2015.
N/M - Not meaningful.

Fee and other revenue decreased 1% compared with the first quarter of 2015 and increased 1% (unannualized) compared with the fourth quarter of 2015. The year-over-year decrease primarily reflects lower investment management and performance fees and foreign exchange and other trading revenue, partially offset by higher investment and other income, investment services fees and financing-related fees. The sequential increase primarily reflects higher investment services fees and investment and other income, partially offset by lower investment management and performance fees.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2015 and the fourth quarter of 2015:

6 BNY Mellon

•
Asset servicing fees were flat compared with the first quarter of 2015 and increased 1% (unannualized) compared with the fourth quarter of 2015. Both comparisons primarily reflect net new business and higher securities lending revenue, offset by lower market values. The year-over-year comparison also reflects the unfavorable impact of a stronger U.S. dollar.

•
Clearing services fees increased 2% compared with the first quarter of 2015 and 3% (unannualized) compared with the fourth quarter of 2015. Both increases primarily reflect higher money market fees, partially offset by the impact of lost business. The sequential increase also reflects higher volumes.

•
Issuer services fees increased 5% compared with the first quarter of 2015 and 23% (unannualized) compared with the fourth quarter of 2015. Both the year-over-year and sequential increases primarily reflect higher money market fees in Corporate Trust and higher dividend fees in Depositary Receipts.

•
Treasury services fees decreased 4% compared with both the first quarter of 2015 and the fourth quarter of 2015 (unannualized). Both decreases primarily reflect higher compensating balance credits provided to clients, which shifts revenue from fees to net interest revenue.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $812 million in the first quarter of 2016, a decrease of 6% compared with the first quarter of 2015, or 4% on a constant currency basis (Non-GAAP). Both the year-over-year decrease on a constant currency basis (Non-GAAP) and the 6% (unannualized) decrease compared with the fourth quarter of 2015, primarily reflect lower equity market values and net outflows in 2015, partially offset by higher money market fees. The sequential decrease also reflects seasonally lower performance fees. Performance fees were $11 million in the first quarter of 2016, $15 million in the first quarter of 2015 and $55 million in the fourth quarter of 2015.

Total AUM for the Investment Management business was $1.6 trillion at March 31, 2016, a decrease of 5% year-over-year and an increase of 1% sequentially.

The year-over-year decrease primarily reflects net outflows primarily in 2015 and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound sterling). Net long-term inflows in the first quarter of 2016 totaled $1 billion driven by continued strength in liability-driven investments offset by outflows of index and equity investments. Net short-term outflows were $9 billion in the first quarter of 2016.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q16	4Q15	1Q15
Foreign exchange	$171	$165	$217
Other trading revenue	4	8	12
Total foreign exchange and other trading revenue	$175	$173	$229

Foreign exchange and other trading revenue totaled $175 million in the first quarter of 2016, $229 million in the first quarter of 2015 and $173 million in the fourth quarter of 2015.

Foreign exchange trading revenue is driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility. In the first quarter of 2016, foreign exchange revenue totaled $171 million, a decrease of 21% compared with the first quarter of 2015 and an increase of 4% (unannualized) compared with the fourth quarter of 2015. The year-over-year decrease primarily reflects lower volumes. The sequential increase primarily reflects higher volatility, partially offset by the impact of foreign currency hedging activity. Excluding the impact of hedging activity, foreign exchange revenue increased 12% (unannualized) sequentially. Foreign exchange revenue is reported in the Investment Services business and the Other segment.

Custody clients generally enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, a BNY Mellon standing instruction program, or transactions with third-party foreign exchange providers. A shift by custody clients from our standing instruction programs to other trading options combined with competitive market pressures on the foreign exchange business is

BNY Mellon 7

negatively impacting our foreign exchange revenue. For the quarter ended March 31, 2016, total revenue for all types of foreign exchange trading transactions was approximately 5% of our total revenue, and approximately 35% of our foreign exchange revenue was generated by transactions in our standing instruction programs.

Total other trading revenue was $4 million in the first quarter of 2016, compared with $12 million in the first quarter of 2015 and $8 million in the fourth quarter of 2015. Both decreases primarily reflect losses on hedging activities in the Investment Management businesses, partially offset by the positive impact of interest rate hedging (which is offset in net interest revenue) and higher fixed income trading revenue. Other trading revenue is reported in all three business segments.

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business and the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $54 million in the first quarter of 2016, $40 million in the first quarter of 2015 and $51 million in the fourth quarter of 2015. The year-over-year increase primarily reflects higher fees related to secured intraday credit. The sequential increase primarily reflects higher underwriting fees.

Distribution and servicing fees

Distribution and servicing fee revenue was $39 million in the first quarter of 2016 and $41 million in both the first quarter of 2015 and fourth quarter of 2015. Distribution and servicing fees were favorably impacted by higher money market fees, but were more than offset by certain fees paid to introducing brokers.

Investment and other income

Investment and other income
(in millions)	1Q16	4Q15	1Q15
Lease-related gains (losses)	$44	$(8)	$(1)
Corporate/bank-owned life insurance	31	43	33
Expense reimbursements from joint venture	17	16	14
Seed capital gains (a)	11	10	16
Private equity gains (losses)	2	—	(3)
Asset-related gains	—	5	3
Equity investment (losses)	(3)	(2)	(4)
Other income	3	29	2
Total investment and other income	$105	$93	$60

(a)
Does not include the gain (loss) on seed capital investments in consolidated investment management funds which are reflected in operations of consolidated investment management funds, net of noncontrolling interests.

Investment and other income includes lease-related gains, corporate and bank-owned life insurance contracts, expense reimbursements from our CIBC Mellon joint venture, seed capital gains, gains and losses on private equity investments, asset-related gains, equity investment loss and other income. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains include real estate, loans and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income was $105 million in the first quarter of 2016 compared with $60 million in the first quarter of 2015 and $93 million in the fourth quarter of 2015. Both increases primarily reflect lease-related gains. The sequential increase was partially offset by lower other income reflecting the termination fees in our clearing business recorded in the fourth quarter of 2015 and lower income from corporate/bank-owned life insurance.

8 BNY Mellon

Net interest revenue

Net interest revenue				1Q16 vs.
(dollars in millions)	1Q16	4Q15	1Q15	4Q15		1Q15
Net interest revenue (non-FTE)	$766	$760	$728	1%		5%
Tax equivalent adjustment	14	14	15	—		(7)
Net interest revenue (FTE) – Non-GAAP	$780	$774	$743	1%		5%
Average interest-earning assets	$310,678	$312,610	$308,104	(1)%		1%
Net interest margin (FTE)	1.01%	0.99%	0.97%	2	bps	4	bps
FTE - fully taxable equivalent.
bps - basis points.

Net interest revenue totaled $766 million in the first quarter of 2016, an increase of $38 million compared with the first quarter of 2015 and an increase of $6 million compared with the fourth quarter of 2015. Both increases primarily reflect higher yields on interest-earning assets, partially offset by higher rates paid on interest-bearing liabilities and the unfavorable impact of interest rate hedging activities (which are primarily offset in foreign exchange and other trading revenue).

The net interest margin (FTE) was 1.01% in the first quarter of 2016 compared with 0.97% in the first quarter of 2015 and 0.99% in the fourth quarter of 2015. Both increases primarily reflect the factors noted above.

Average non-U.S. dollar deposits comprised approximately 20% of our average total deposits in the first quarter of 2016. Approximately 40% of the average non-U.S dollar deposits were euro-denominated in the first quarter of 2016.

BNY Mellon 9

Average balances and interest rates	Quarter ended
	March 31, 2016		Dec. 31, 2015		March 31, 2015
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$14,909	0.69%	$19,301	0.45%	$22,071	0.56%
Interest-bearing deposits held at the Federal Reserve and other central banks	89,092	0.28	84,880	0.18	81,160	0.23
Federal funds sold and securities purchased under resale agreements	23,623	0.84	24,147	0.69	20,416	0.59
Margin loans	18,907	1.34	19,321	1.09	20,051	1.00
Non-margin loans:
Domestic offices	28,506	2.21	27,751	2.06	25,256	2.14
Foreign offices	13,783	1.39	14,892	1.17	12,628	1.24
Total non-margin loans	42,289	1.95	42,643	1.75	37,884	1.84
Securities:
U.S. Government obligations	24,479	1.50	23,955	1.53	27,454	1.38
U.S. Government agency obligations	55,966	1.79	55,441	1.81	52,744	1.68
State and political subdivisions – tax-exempt	3,979	2.89	4,164	2.80	5,213	2.64
Other securities	34,114	1.22	35,972	1.25	38,065	1.33
Trading securities	3,320	2.16	2,786	2.79	3,046	2.46
Total securities	121,858	1.62	122,318	1.65	126,522	1.57
Total interest-earning assets	$310,678	1.16%	$312,610	1.08%	$308,104	1.07%
Allowance for loan losses	(157)		(181)		(191)
Cash and due from banks	3,879		5,597		6,204
Other assets	48,845		48,849		51,966
Assets of consolidated investment management funds	1,309		1,715		2,328
Total assets	$364,554		$368,590		$368,411
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,385	0.06%	$7,527	0.07%	$6,819	0.09%
Savings	1,235	0.27	1,217	0.27	1,429	0.30
Demand deposits	864	0.50	1,765	0.32	3,202	0.19
Time deposits	42,678	0.04	43,061	0.03	43,259	0.04
Foreign offices	109,855	0.03	106,764	—	104,811	0.03
Total interest-bearing deposits	162,017	0.04	160,334	0.01	159,520	0.04
Federal funds purchased and securities sold under repurchase agreements	18,689	0.20	20,349	(0.03)	13,877	(0.09)
Trading liabilities	551	1.43	638	1.34	795	1.07
Other borrowed funds	759	0.97	733	1.13	995	0.96
Commercial paper	22	0.33	—	—	1,113	0.09
Payables to customers and broker-dealers	16,801	0.09	12,904	0.06	10,932	0.07
Long-term debt	21,556	1.57	21,418	1.19	20,199	1.21
Total interest-bearing liabilities	$220,395	0.21%	$216,376	0.14%	$207,431	0.15%
Total noninterest-bearing deposits	82,944		85,878		89,592
Other liabilities	22,300		26,530		32,341
Liabilities and obligations of consolidated investment management funds	259		629		1,004
Total liabilities	325,898		329,413		330,368
Temporary equity
Redeemable noncontrolling interests	190		241		233
Permanent equity
Total BNY Mellon shareholders’ equity	37,804		38,216		37,048
Noncontrolling interests	662		720		762
Total permanent equity	38,466		38,936		37,810
Total liabilities, temporary equity and permanent equity	$364,554		$368,590		$368,411
Net interest margin (FTE)		1.01%		0.99%		0.97%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

10 BNY Mellon

Noninterest expense

Noninterest expense				1Q16 vs.
(dollars in millions)	1Q16	4Q15	1Q15	4Q15	1Q15
Staff	$1,459	$1,481	$1,485	(1)%	(2)%
Professional, legal and other purchased services	278	328	302	(15)	(8)
Software	154	157	158	(2)	(3)
Net occupancy	142	148	151	(4)	(6)
Distribution and servicing	100	92	98	9	2
Furniture and equipment	65	68	70	(4)	(7)
Sub-custodian	59	60	70	(2)	(16)
Business development	57	75	61	(24)	(7)
Other	241	201	242	20	—
Amortization of intangible assets	57	64	66	(11)	(14)
M&I, litigation and restructuring charges (recoveries)	17	18	(3)	N/M	N/M
Total noninterest expense – GAAP	$2,629	$2,692	$2,700	(2)%	(3)%

Total staff expense as a percentage of total revenue	39%	40%	39%

Full-time employees at period end	52,100	51,200	50,500	2%	3%

Memo:
Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges (recoveries) – Non-GAAP	$2,555	$2,610	$2,637	(2)%	(3)%
N/M - Not meaningful.

Total noninterest expense decreased 3% compared with the first quarter of 2015 and 2% (unannualized) compared with the fourth quarter of 2015. Excluding amortization of intangible assets and M&I, litigation and restructuring charges, noninterest expense (Non-GAAP) decreased 3% compared with the first quarter of 2015 and 2% (unannualized) compared with the fourth quarter of 2015. The year-over-year and sequential decreases reflects lower expenses in nearly all categories, partially offset by higher distribution and servicing expense. The sequential decrease was also partially offset by higher other expense.

We continue to invest in our risk management, regulatory compliance and other control functions in light of increasing regulatory requirements. As a result, we expect an increase in our expense run rate relating to these functions.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 57% of total noninterest expense in the first quarter of 2016, 56% in the first quarter of 2015 and 57% in the fourth quarter of 2015, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP).

Staff expense decreased 2% compared with the first quarter of 2015 and 1% (unannualized) compared with the fourth quarter of 2015. The year-over-year decrease primarily reflects the favorable impact of a stronger U.S. dollar, lower estimated 2016 incentives and a higher adjustment for the finalization of the annual incentive awards, partially offset by the curtailment gain related to the U.S. pension plan recorded in the first quarter of 2015 and higher severance expense in ongoing support of our business improvement process. The sequential decrease primarily reflects lower compensation and employee benefits expenses, partially offset by higher incentives, driven by the impact of vesting of long-term stock awards for retirement eligible employees.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, legal, productivity initiatives and business development.

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP), totaled $1.1 billion in the first quarter of 2016, a decrease of 5% compared with the first quarter of 2015 and 3%

BNY Mellon 11

(unannualized) compared with the fourth quarter of 2015. The year-over-year decrease primarily reflects the favorable impact of a stronger U.S. dollar, lower legal expense and the benefit of the business improvement process, partially offset by higher distribution and servicing expense. The savings generated by the business improvement process primarily reflects the benefits of our technology insourcing strategy and the implementation of our global real estate strategy. The year-over-year and sequential increase in distribution and servicing expense primarily reflects lower money market fee waivers. The sequential increase in other expense primarily reflects the adjustments to bank assessment charges recorded in the fourth quarter of 2015.

For additional information on restructuring charges, see Note 9 of the Notes to Consolidated Financial Statements.

Income taxes

BNY Mellon recorded an income tax provision of $283 million (25.9% effective tax rate) in the first quarter of 2016. The income tax provision was $280 million (25.7% effective tax rate) in the first quarter of 2015 and $175 million (20.1% effective tax rate) in the fourth quarter of 2015. The effective tax rates primarily reflect tax benefits from foreign operations and tax-exempt income for all periods presented.

We expect the effective tax rate to be approximately 25-26% in 2016.

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

Business results are subject to reclassification when organizational changes are made or when improvements are made in the measurement principles. In the first quarter of 2016, BNY Mellon reclassified the results of the credit-related activities to the Investment Services segment from the Other segment. This reclassification reflects our strategy to provide credit services to our Investment Services clients and did not impact the consolidated results. Also, concurrent with this reclassification, the provision for credit losses associated with the respective credit portfolios is now reflected in each business segment. All prior periods have been restated.

Beginning in the first quarter of 2016, we revised the net interest revenue for our business to reflect adjustments to our transfer pricing methodology to better reflect the value of certain deposits. Also beginning in the first quarter of 2016, we refined the expense allocation process for indirect expenses to simplify the expenses recorded in the Other segment to include only expenses not directly attributable to the Investment Management and Investment Services operations. These changes did not impact the consolidated results.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, incentive expense typically increases reflecting the vesting of long-term stock awards for retirement eligible employees. In the second quarter, we typically experience an increase in securities lending fees due to an increase in demand to borrow securities outside of the United States. In the third quarter, Depositary Receipts and related foreign exchange revenue is typically higher due to an increased level of client dividend payments paid in the quarter. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in

12 BNY Mellon

foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound sterling, euro and the Indian rupee. On a consolidated basis and in our Investment Services business, we typically have more foreign currency denominated expenses than revenues. However, our Investment Management business typically has more foreign currency denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

The following table presents key market metrics at period end and on an average basis.

Key market metrics						1Q16 vs.
	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
S&P 500 Index (a)	2060	2044	1920	2063	2068	1%	—
S&P 500 Index – daily average	1951	2052	2027	2102	2064	(5)	(5)
FTSE 100 Index (a)	6175	6242	6062	6521	6773	(1)	(9)
FTSE 100 Index – daily average	5988	6271	6399	6920	6793	(5)	(12)
MSCI World Index (a)	1648	1663	1582	1736	1741	(1)	(5)
MSCI World Index – daily average	1568	1677	1691	1780	1726	(6)	(9)
Barclays Capital Global Aggregate BondSM Index (a)(b)	368	342	346	342	348	8	6
NYSE and NASDAQ share volume (in billions)	218	198	206	185	187	10	17
JPMorgan G7 Volatility Index – daily average (c)	10.60	9.49	9.93	10.06	10.40	12	2
Average Fed Funds effective rate	0.36%	0.16%	0.13%	0.13%	0.11%	20 bps	25 bps
Foreign exchange rates vs. U.S. dollar:
British pound (a)	$1.44	$1.48	$1.52	$1.57	$1.48	(3)%	(3)%
British pound – average rate	1.43	1.52	1.55	1.53	1.51	(6)	(5)
Euro (a)	1.14	1.09	1.12	1.11	1.07	5	7
Euro – average rate	1.10	1.10	1.11	1.11	1.13	—	(3)

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps - basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2016, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04.

Fee waivers are highly sensitive to changes in the Fed Funds effective rate. Assuming no change in client behavior, we expect to recover at least approximately 70% of the pre-tax income related to fee waivers with a 50 basis point increase in the Fed Funds effective rate, inclusive of the 25 basis point increase in December 2015.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

BNY Mellon 13

Investment Management business

(dollar amounts in millions)						1Q16 vs.
	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
Revenue:
Investment management fees:
Mutual funds	$300	$294	$301	$312	$301	2%	—%
Institutional clients	334	350	347	363	365	(5)	(8)
Wealth management	152	155	156	160	159	(2)	(4)
Investment management fees	786	799	804	835	825	(2)	(5)
Performance fees	11	55	7	20	15	N/M	(27)
Investment management and performance fees	797	854	811	855	840	(7)	(5)
Distribution and servicing	46	39	37	38	38	18	21
Other (a)	(31)	22	(5)	17	41	N/M	N/M
Total fee and other revenue (a)	812	915	843	910	919	(11)	(12)
Net interest revenue	83	84	83	77	75	(1)	11
Total revenue	895	999	926	987	994	(10)	(10)
Noninterest expense (ex. amortization of intangible assets)	660	689	665	700	708	(4)	(7)
Income before taxes (ex. provision for credit losses and amortization of intangible assets)	235	310	261	287	286	(24)	(18)
Provision for credit losses	(1)	(4)	1	3	(1)	N/M	N/M
Amortization of intangible assets	19	24	24	25	24	(21)	(21)
Income before taxes	$217	$290	$236	$259	$263	(25)%	(17)%

Pre-tax operating margin	24%	29%	25%	26%	26%
Adjusted pre-tax operating margin (b)	30%	36%	34%	34%	34%

Average balances:
Average loans	$14,275	$13,447	$12,779	$12,298	$11,634	6%	23%
Average deposits	$15,971	$15,497	$15,282	$14,638	$15,217	3%	5%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for the reconciliation of Non-GAAP measures. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes the net negative impact of money market fee waivers, amortization of intangible assets and provision for credit losses and is net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

14 BNY Mellon

AUM trends (a)						1Q16 vs.
(dollar amounts in billions)	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
AUM at period end, by product type:
Equity	$222	$224	$224	$248	$259	(1)%	(14)%
Fixed income	219	216	216	215	211	1	4
Index	319	329	325	366	382	(3)	(16)
Liability-driven investments (b)	542	514	520	520	510	5	6
Alternative investments	66	63	62	62	58	5	14
Cash	271	279	278	289	297	(3)	(9)
Total AUM	$1,639	$1,625	$1,625	$1,700	$1,717	1%	(5)%

AUM at period end, by client type:
Institutional	$1,155	$1,127	$1,129	$1,163	$1,188	2%	(3)%
Mutual funds	405	420	419	454	445	(4)	(9)
Private client	79	78	77	83	84	1	(6)
Total AUM	$1,639	$1,625	$1,625	$1,700	$1,717	1%	(5)%

Changes in AUM:
Beginning balance of AUM	$1,625	$1,625	$1,700	$1,717	$1,686
Net inflows (outflows):
Long-term:
Equity	(3)	(9)	(4)	(13)	(5)
Fixed income	—	1	(3)	(2)	3
Liability-driven investments (b)	14	11	11	5	8
Alternative investments	1	2	1	3	1
Total long-term active inflows (outflows)	12	5	5	(7)	7
Index	(11)	(16)	(10)	(9)	8
Total long-term inflows (outflows)	1	(11)	(5)	(16)	15
Short term:
Cash	(9)	2	(10)	(11)	1
Total net (outflows) inflows	(8)	(9)	(15)	(27)	16
Net market/currency impact/acquisition	22	9	(60)	10	15
Ending balance of AUM	$1,639	$1,625	$1,625	$1,700	$1,717	1%	(5)%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment.

(b)	Includes currency overlay AUM.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, wealth management business and global distribution companies. See pages 23 and 24 of our 2015 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.64 trillion at March 31, 2016 compared with $1.72 trillion at March 31, 2015, a decrease of 5%. The decrease primarily reflects net outflows primarily in 2015 and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound sterling).

Net long-term inflows were $1 billion in the first quarter of 2016 driven by continued strength in liability-driven investments offset by outflows of index and equity investments. Net short-term outflows were $9 billion in the first quarter of 2016.

Total revenue was $895 million, a decrease of 10% compared with the first quarter of 2015 and 10% (unannualized) compared with the fourth quarter of 2015. Both decreases primarily reflect losses on hedging activities and lower seed capital gains. The year-over-year decrease also reflects lower investment management fees and the unfavorable impact of a stronger U.S. dollar. The sequential decrease also reflects seasonally lower performance fees.

Revenue generated in the Investment Management business included 40% from non-U.S. sources in the first quarter of 2016, compared with 41% in the first quarter of 2015 and 42% in the fourth quarter of 2015.

BNY Mellon 15

Investment management fees in the Investment Management business were $786 million, a decrease of 5%, or 3% on a constant currency basis (Non-GAAP), compared with the first quarter of 2015. Investment management fees decreased 2% (unannualized) compared with the fourth quarter of 2015. Both the year-over-year decrease on a constant currency basis (Non-GAAP) and the 2% sequential decrease primarily reflect lower equity market values and net outflows in 2015, partially offset by higher money market fees.

In the first quarter of 2016, 38% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $300 million in the first quarter of 2016 compared with $294 million in the fourth quarter of 2015 and $301 million in the first quarter of 2015. The increase compared with the fourth quarter of 2015 primarily reflects higher money market fees, partially offset by net outflows. The decrease compared with the first quarter of 2015 primarily reflects net outflows.

Performance fees were $11 million compared with $15 million in the first quarter of 2015 and $55 million in the fourth quarter of 2015. The decrease compared with the fourth quarter of 2015 primarily reflects seasonality.

Distribution and servicing fees were $46 million compared with $38 million in the first quarter of 2015 and $39 million in the fourth quarter of 2015. Both increases primarily reflect higher money market fees.

Other losses were $31 million compared with other revenue of $41 million in the first quarter of 2015 and other revenue of $22 million in the fourth quarter of 2015. Both decreases primarily reflect lower seed capital gains, losses on hedging activities and increased payments to Investment Services related to higher money market fees.

Net interest revenue was $83 million compared with $75 million in the first quarter of 2015 and $84 million in the fourth quarter of 2015. The increase compared with the first quarter of 2015 primarily reflects record average loans and deposits, partially offset by the impact of changes in the internal crediting rates for deposits beginning in the first quarter of 2016. Average loans increased 23% compared with the first quarter of 2015 and 6% compared with the fourth quarter of 2015, while average deposits increased 5% compared with the first quarter of 2015 and 3% compared with the fourth quarter of 2015.

Noninterest expense, excluding amortization of intangible assets, was $660 million, a decrease of 7% compared with the first quarter of 2015 and 4% compared with the fourth quarter of 2015. Both decreases primarily reflect lower incentive and business development expenses and a lower indirect expense allocation beginning in the first quarter of 2016, partially offset by higher distribution and servicing expense driven by lower money market fee waivers. The year-over-year decrease also reflects the favorable impact of a stronger U.S. dollar.

16 BNY Mellon

Investment Services business (a)

(dollars in millions, unless otherwise noted)						1Q16 vs.
	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
Revenue:
Investment services fees:
Asset servicing	$1,016	$1,009	$1,034	$1,038	$1,017	1%	—%
Clearing services	348	337	345	346	342	3	2
Issuer services	244	199	312	234	231	23	6
Treasury services	129	135	135	141	135	(4)	(4)
Total investment services fees	1,737	1,680	1,826	1,759	1,725	3	1
Foreign exchange and other trading revenue	168	150	179	181	212	12	(21)
Other (b)	125	127	129	117	92	(2)	36
Total fee and other revenue	2,030	1,957	2,134	2,057	2,029	4	—
Net interest revenue	679	664	662	667	629	2	8
Total revenue	2,709	2,621	2,796	2,724	2,658	3	2
Noninterest expense (ex. amortization of intangible assets)	1,770	1,791	1,853	1,874	1,822	(1)	(3)
Income before taxes (ex. provision for credit losses and amortization of intangible assets)	939	830	943	850	836	13	12
Provision for credit losses	14	8	7	6	7	N/M	N/M
Amortization of intangible assets	38	40	41	40	41	(5)	(7)
Income before taxes	$887	$782	$895	$804	$788	13%	13%

Pre-tax operating margin	33%	30%	32%	30%	30%
Pre-tax operating margin (ex. provision for credit losses and amortization of intangible assets)	35%	32%	34%	31%	31%

Investment services fees as a percentage of noninterest expense (c)	99%	95%	99%	97%	95%

Securities lending revenue	$42	$39	$33	$43	$38	8%	11%

Metrics:
Average loans	$45,004	$45,844	$46,222	$45,822	$45,071	(2)%	—%
Average deposits	$215,707	$229,241	$232,250	$238,404	$235,524	(6)%	(8)%

AUC/A at period end (in trillions) (d)	$29.1	$28.9	$28.5	$28.6	$28.5	1%	2%
Market value of securities on loan at period end (in billions) (e)	$300	$277	$288	$283	$291	8%	3%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$40	$49	$84	$933	$125

Depositary Receipts:
Number of sponsored programs	1,131	1,145	1,176	1,206	1,258	(1)%	(10)%

Clearing services:
Average active clearing accounts (U.S. platform) (in thousands)	5,947	5,959	6,107	6,046	5,979	—%	(1)%
Average long-term mutual fund assets (U.S. platform)	$415,025	$437,260	$447,287	$466,195	$456,954	(5)%	(9)%
Average investor margin loans (U.S. platform)	$11,063	$11,575	$11,806	$11,890	$11,232	(4)%	(2)%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,104	$2,153	$2,142	$2,174	$2,153	(2)%	(2)%

(a)	In the first quarter of 2016, the results of the Investment Services business were restated to reflect the reclassification of the credit-related activities from the Other segment.

(b)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(c)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(d)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at March 31, 2016, $1.0 trillion at Dec. 31, 2015 and Sept. 30, 2015 and $1.1 trillion at June 30, 2015 and March 31, 2015.

(e)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $56 billion at March 31, 2016, $55 billion at Dec. 31, 2015, $61 billion at Sept. 30, 2015, $68 billion at June 30, 2015 and $69 billion at March 31, 2015.

N/M - Not meaningful.

BNY Mellon 17

Business description

Our Investment Services business provides global custody and related services, government clearing, global collateral services, corporate trust and depositary receipt and clearing services, as well as global payment/working capital solutions to global financial institutional clients.

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors; hedge fund managers; and funds that we manage through our Investment Management business. We help our clients service their financial assets through a network of offices and service delivery centers in 35 countries across six continents.

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

We are one of the leading global securities servicing providers with $29.1 trillion of AUC/A at March 31, 2016. We are one of the largest custodians for U.S. corporate and public pension plans and we service 50% of the top 50 endowments. We are a leading custodian in the UK, servicing around a fifth of UK pensions that require a custodian, and with approximately 20% of such assets for the sector in our custody. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services.

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

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3.0 trillion in 33 markets.

We served as depositary for 1,131 sponsored American and global depositary receipt programs at March 31, 2016, acting in partnership with leading companies from 64 countries - an estimated 58% global market share.

Pershing and its affiliates provide business solutions to approximately 1,500 financial organizations globally by delivering dependable operational support, robust trading services, flexible technology and an expansive array of investment solutions, practice management support and service excellence.

18 BNY Mellon

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

Review of financial results

AUC/A totaled $29.1 trillion, an increase from $28.5 trillion at March 31, 2015. The increase was primarily driven by net new business and the favorable impact of a weaker U.S. dollar (principally versus the euro), partially offset by lower market values. AUC/A consisted of 34% equity securities and 66% fixed income securities at March 31, 2016 compared with 36% equity securities and 64% fixed income securities at March 31, 2015.

Investment services fees were $1.7 billion, an increase of 1% compared with the first quarter of 2015 and 3% compared with the fourth quarter of 2015 (unannualized) reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and Global Collateral Services) were $1.016 billion compared with $1.017 billion in the first quarter of 2015 and $1.009 billion in the fourth quarter of 2015. Both comparisons primarily reflect net new business and higher securities lending revenue, offset by lower market values. The year-over-year comparison also reflects the unfavorable impact of a stronger U.S. dollar.

•
Clearing services fees were $348 million compared with $342 million in the first quarter of 2015 and $337 million in the fourth quarter of 2015. Both increases primarily reflect higher money market fees, partially offset by the impact of lost business. The sequential increase also reflects higher volumes.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $244 million compared with $231 million in the first quarter of 2015 and $199 million in the fourth quarter of 2015. Both increases primarily reflect higher money market fees in Corporate Trust and higher dividend fees in Depositary Receipts.

•
Treasury services fees were $129 million compared with $135 million in both the first quarter of 2015 and the fourth quarter of 2015. Both decreases primarily reflect higher compensating balance credits provided to clients, which shifts revenue from fees to net interest revenue.

Foreign exchange and other trading revenue totaled $168 million compared with $212 million in the first quarter of 2015 and $150 million in the fourth quarter of 2015. The year-over-year decrease primarily reflects lower volumes. The sequential increase primarily reflects higher volatility.

Other revenue was $125 million compared with $92 million in the first quarter of 2015 and $127 million in the fourth quarter of 2015. The year-over-year increase primarily reflects higher financing related fees. The sequential decrease primarily reflects termination fees in clearing services recorded in the fourth quarter of 2015. Both comparisons reflect increased payments from Investment Management related to higher money market fees, partially offset by certain fees paid to introducing brokers.

Net interest revenue was $679 million compared with $629 million in the first quarter of 2015 and $664

BNY Mellon 19

million in the fourth quarter of 2015. Both increases primarily reflect the impact of changes in the internal crediting rates for deposits beginning in the first quarter of 2016, partially offset by lower average loans and deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.77 billion compared with $1.82 billion in the first quarter of 2015 and $1.79 billion in the fourth quarter of 2015. Both decreases primarily reflect lower staff and professional, legal and other purchased services expenses. The year-over-year decrease was partially offset by higher litigation expense. The sequential decrease was partially offset by an adjustment to bank assessment charges recorded in the fourth quarter of 2015.

Other segment (a)

(dollars in millions)	1Q16	4Q15	3Q15	2Q15	1Q15
Revenue:
Fee and other revenue	$129	$89	$59	$103	$85
Net interest revenue	4	12	14	35	24
Total revenue	133	101	73	138	109
Noninterest expense (ex. amortization of intangible assets and restructuring (recoveries) charges)	141	150	97	79	108
(Loss) income before taxes (ex. provision for credit losses, amortization of intangible assets and restructuring (recoveries) charges)	(8)	(49)	(24)	59	1
Provision for credit losses	(3)	159	(7)	(15)	(4)
Amortization of intangible assets	—	—	1	—	1
Restructuring (recoveries) charges	(1)	(4)	(2)	8	(4)
(Loss) income before taxes	$(4)	$(204)	$(16)	$66	$8
Average loans and leases	$1,917	$2,673	$2,656	$2,956	$1,230

(a)	In the first quarter of 2016, the results of the Other segment were restated to reflect the reclassification of the credit-related activities to the Investment Services segment.

Business description

The Other segment primarily includes:

•	the leasing portfolio;

•	corporate treasury activities, including our investment securities portfolio;

•	the derivatives business;

•	a 33.9% equity investment in ConvergEx; and

•	business exits.

Revenue primarily reflects:

•	net interest revenue from the lease financing portfolio;

•	interest revenue remaining after transfer pricing allocations;

•	fee and other revenue from corporate and bank-owned life insurance and business exits; and

•	gains (losses) associated with the valuation of investment securities and other assets.

Expenses include:

•	M&I expenses;

•	restructuring charges that relate to corporate-level initiatives;

•	direct expenses supporting leasing, investing, and funding activities; and

•	expenses not directly attributable to the Investment Management and Investment Services operations.

Review of financial results

Total fee and other revenue increased $44 million compared with the first quarter of 2015 and $40 million compared with the fourth quarter of 2015. Both increases primarily reflect lease-related gains. The sequential increase was partially offset by lower income from corporate/bank-owned life insurance.

Net interest revenue decreased $20 million compared with the first quarter of 2015 and $8 million compared with the fourth quarter of 2015. Both decreases primarily reflect the impact of changes in

20 BNY Mellon

the internal crediting rates to the businesses for deposits beginning in the first quarter of 2016.

The provision for credit losses was a credit of $3 million in the first quarter of 2016, a credit of $4 million in the first quarter of 2015 and a provision of $159 million in the fourth quarter of 2015. The provision in the fourth quarter of 2015 reflects the impairment charge related to a court decision.

Noninterest expense, excluding amortization of intangible assets and restructuring (recoveries) charges, increased $33 million compared with the first quarter of 2015 and decreased $9 million compared with the fourth quarter of 2015. The year-over-year increase primarily reflects the curtailment gain related to the U.S. pension plan recorded in the first quarter of 2015. The sequential decrease primarily reflects the adjustment to employee benefits expense recorded in the fourth quarter of 2015 driven by updated information received from an administrator of our health care benefits. Both comparisons also reflect higher severance expense recorded in the first quarter of 2016 in ongoing support of our business improvement process.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2015 Annual Report, pages 33 - 35.
Fair value of financial instruments and derivatives	2015 Annual Report, pages 35 - 37.
OTTI	2015 Annual Report, page 37.
Goodwill and other intangibles	2015 Annual Report, pages 37 - 38.
Pension accounting	2015 Annual Report, pages 38 - 40.

Consolidated balance sheet review

At March 31, 2016, total assets were $373 billion compared with $394 billion at Dec. 31, 2015. The decrease in total assets was primarily driven by lower customer deposits. Deposits totaled $257 billion at March 31, 2016 and $280 billion at Dec. 31, 2015. At March 31, 2016, total interest-bearing deposits were 51% of total interest-earning assets, compared with 54% at Dec. 31, 2015.

Total assets averaged $365 billion in the first quarter of 2016 compared with $368 billion in the first quarter of 2015 and $369 billion in the fourth quarter of 2015. The decrease in average total assets compared with the first quarter of 2015 was primarily driven by lower customer deposits. The decrease in average total assets compared with the fourth quarter of 2015 was primarily driven by lower levels of federal funds purchased and securities sold under repurchase agreements and lower customer deposits.

Total deposits averaged $245 billion in the first quarter of 2016 compared with $249 billion in the first quarter of 2015 and $246 billion in the fourth quarter of 2015. The year-over-year and sequential decreases in average total deposits primarily reflect lower average noninterest-bearing deposits and demand deposits, partially offset by higher average interest-bearing deposits in foreign offices.

At March 31, 2016, we had $42 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $100 billion of cash (including $96 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $142 billion of available funds. This compares with available funds of $159 billion at Dec. 31, 2015. The decrease in available funds primarily reflects the decrease of overnight deposits with the Federal Reserve and other central banks.

Total available funds as a percentage of total assets was 38% at March 31, 2016 compared with 40% at Dec. 31, 2015. Of the $42 billion in liquid funds held at March 31, 2016, $15 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 27 days. Of the $15 billion, $4 billion was placed with banks in the Eurozone.

BNY Mellon 21

Investment securities were $118.0 billion, or 32% of total assets, at March 31, 2016, compared with $119.2 billion, or 30% of total assets, at Dec. 31, 2015. The decrease primarily reflects a decrease in sovereign debt/sovereign guaranteed, consumer ABS, and state and political subdivisions, partially offset by higher unrealized gains.

Loans were $61.7 billion, or 17% of total assets, at March 31, 2016, compared with $63.7 billion, or 16% of total assets, at Dec. 31, 2015. The decrease primarily reflects lower financial institution loans and margin loans, partially offset by higher overdrafts and wealth management loans and mortgages.

Long-term debt totaled $21.7 billion at March 31, 2016 and $21.5 billion at Dec. 31, 2015. The increase reflects the issuance of $1.0 billion of senior debt and an increase in the fair value of hedged long-term debt, partially offset by the maturity of $1.2 billion of long-term debt. The Parent has $1.25 billion of long-term debt that will mature in the remainder of 2016.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $38.5 billion from $38.0 billion at Dec. 31, 2015. The increase primarily reflects earnings retention, approximately $176 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, an increase in the unrealized gain on our investment securities portfolio and foreign currency translation adjustments. The increase was partially offset by share repurchases.

Country risk exposure

We have exposure to certain countries and territories that have had a heightened focus due to recent events. Where appropriate, we offset the credit risk associated with the exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country or territory. Exposure described below reflects the country of operations and risk of the immediate counterparty. We continue to monitor our exposure to these and other countries as part of our Risk Management process. See “Risk management” in our 2015 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure.

Ireland, Italy, Spain, Portugal and Greece

Over the past several years, there have been concerns about European sovereign debt and its impact on the European banking system, as a number of European countries, including Ireland, Italy, Spain, Portugal and Greece, experienced credit deterioration. We had total net exposure to Ireland, Italy and Spain of $5.2 billion at March 31, 2016 including $1.2 billion to Ireland, $1.6 billion to Italy and $2.4 billion to Spain. The total net exposure was $4.9 billion at Dec. 31, 2015, including $1.3 billion to Ireland, $1.6 billion to Italy and $2.0 billion to Spain. Exposure to Ireland, Italy and Spain at both periods primarily consisted of investment grade sovereign debt and European Floating Rate notes. At March 31, 2016, investment securities exposure totaled $931 million in Ireland, $1.5 billion in Italy and $2.1 billion in Spain. At Dec. 31, 2015, investment securities exposure totaled $895 million in Ireland, $1.4 billion in Italy and $2.0 billion in Spain. At March 31, 2016, BNY Mellon had exposure of $6 million to Portugal and less than $1 million to Greece. At Dec. 31, 2015 we had exposure of less than $1 million to Portugal and Greece.

Brazil

Current conditions in Brazil have resulted in increased focus on its economic and political stability. We have operations in Brazil providing investment services and investment management services. In addition, at March 31, 2016 and Dec. 31, 2015, we had total net exposure to Brazil of $1.9 billion and $2.2 billion, respectively. This included $1.8 billion and $2.1 billion, respectively, in loans, which are primarily short-term trade finance loans extended to large financial institutions. At March 31, 2016, we held $99 million of noninvestment grade sovereign debt and at Dec. 31, 2015 we held $95 million of investment grade sovereign debt.

Russia

Events in Russia significantly increased geopolitical tensions in Central and Eastern Europe. We provide investment services for companies in Russia, including acting as depositary for a significant

22 BNY Mellon

number of depositary receipt clients, and investment management services primarily through our noncontrolling interest in an asset manager. At March 31, 2016 and Dec. 31, 2015, our exposure to Russia was $58 million and $63 million, respectively. To date, our businesses with Russian exposure have not been materially impacted by the ongoing tensions, sanctions or impact of the volatility in oil prices.

Puerto Rico

Recent concerns regarding financial conditions in Puerto Rico have resulted in increased focus on its ability to repay its debt. At March 31, 2016 and Dec. 31, 2015, BNY Mellon had margin loan exposure of approximately $50 million where the collateral received has a concentration of Puerto Rican securities. We have increased our margin requirements and believe the impact of potential negative outcomes in Puerto Rico would not be material.

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information indicates the degree of credit risk to which we are exposed. Significant changes in ratings classifications for our investment securities portfolio could indicate increased credit risk for us and could be accompanied by a reduction in the fair value of our investment securities portfolio.

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio (dollars in millions)	Dec. 31, 2015		1Q16 change in unrealized gain (loss)	March 31, 2016			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$49,464		$523	$49,468	$49,870		101%	$402		100%	—%	—%	—%	—%
U.S. Treasury	23,920		166	23,803	23,870		100	67		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	16,708		106	15,626	15,866		102	240		71	—	28	1	—
Non-agency RMBS (c)	1,789		(43)	1,374	1,685		80	311		—	1	1	90	8
Non-agency RMBS	914		(10)	858	862		93	4		7	4	18	70	1
European floating rate notes (d)	1,345		(7)	1,275	1,244		97	(31)		66	29	5	—	—
Commercial MBS	5,826		62	5,983	6,003		100	20		96	3	1	—	—
State and political subdivisions	4,065		12	3,651	3,740		102	89		80	16	1	—	3
Foreign covered bonds (e)	2,242		(6)	2,244	2,279		102	35		100	—	—	—	—
Corporate bonds	1,752		35	1,690	1,737		103	47		16	68	16	—	—
CLO	2,351		(5)	2,441	2,424		99	(17)		100	—	—	—	—
U.S. Government agencies	1,810		(2)	1,890	1,881		100	(9)		100	—	—	—	—
Consumer ABS	2,893		4	2,420	2,408		99	(12)		100	—	—	—	—
Other (f)	3,700		7	3,840	3,893		101	53		53	—	43	—	4
Total investment securities	$118,779	(g)	$842	$116,563	$117,762	(g)	100%	$1,199	(g)(h)	90%	2%	6%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain, and Italy.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancements, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS and commercial MBS. Primarily consists of exposure to UK and Netherlands.

(e)	Primarily consists of exposure to Canada, UK, Norway and Netherlands.

(f)	Includes commercial paper with a fair value of $1.9 billion and $1.7 billion and money market funds with a fair value of 886 million and $862 million at Dec. 31, 2015 and March 31, 2016, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $292 million at Dec. 31, 2015 and $763 million at March 31, 2016.

(h)	Unrealized gains of $685 million at March 31, 2016 related to available-for-sale securities.

The fair value of our investment securities portfolio was $117.8 billion at March 31, 2016 compared with $118.8 billion at Dec. 31, 2015. The decrease primarily reflects a decrease in sovereign debt/

sovereign guaranteed, consumer ABS, and state and political subdivisions, partially offset by higher unrealized gains.

BNY Mellon 23

At March 31, 2016, the total investment securities portfolio had a net unrealized pre-tax gain of $1.2 billion compared with $357 million at Dec. 31, 2015, including the impact of related hedges. The increase in the net unrealized pre-tax gain was primarily driven by a decline in market interest rates.

The unrealized gain net of tax on our available-for-sale investment securities portfolio included in accumulated other comprehensive income was $473 million at March 31, 2016, compared with $329 million at Dec. 31, 2015.

At both March 31, 2016 and Dec. 31, 2015, 90% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. See “Critical accounting estimates” for additional information regarding OTTI.

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	1Q16	4Q15	3Q15	2Q15	1Q15
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,233	$2,319	$2,433	$2,492	$2,559
Estimated average life remaining at period end (in years)	4.5	4.7	4.6	4.7	4.5
Amortization	$163	$161	$176	$183	$173
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$325	$355	$401	$420	$386
Estimated average life remaining at period end (in years)	6.0	6.1	6.0	6.0	6.0
Accretion	$27	$29	$33	$32	$32

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)	1Q16	4Q15	1Q15
(in millions)
Foreign covered bonds	$10	$—	$—
Agency RMBS	8	2	—
U.S. Treasury	1	3	23
Non-agency RMBS	(2)	10	(1)
Other	3	6	2
Total net securities gains	$20	$21	$24

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2016, this analysis resulted in other-than-temporary credit losses of $2.0 million primarily on our non-agency RMBS portfolio. At March 31, 2016, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolio, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 3 of the

Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2016. The unrealized loss on these securities was $31 million at March 31, 2016, compared with $24 million at Dec. 31, 2015.

European floating rate notes at March 31, 2016 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$686	$67	$753
Netherlands	368	—	368
Ireland	121	—	121
Other	2	—	2
Total fair value	$1,177	$67	$1,244

(a)	66% of these securities are in the AAA to AA- ratings category.

See Note 14 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

24 BNY Mellon

Loans

Total exposure – consolidated	March 31, 2016			Dec. 31, 2015
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$12.9	$35.5	$48.4	$15.9	$36.0	$51.9
Commercial	2.3	18.3	20.6	2.3	18.2	20.5
Subtotal institutional	15.2	53.8	69.0	18.2	54.2	72.4
Wealth management loans and mortgages	14.0	1.7	15.7	13.3	1.6	14.9
Commercial real estate	4.3	2.9	7.2	3.9	3.3	7.2
Lease financings	1.8	—	1.8	1.9	—	1.9
Other residential mortgages	1.1	—	1.1	1.1	—	1.1
Overdrafts	5.4	—	5.4	4.5	—	4.5
Other	1.1	—	1.1	1.2	—	1.2
Subtotal non-margin loans	42.9	58.4	101.3	44.1	59.1	103.2
Margin loans	18.8	0.6	19.4	19.6	0.6	20.2
Total	$61.7	$59.0	$120.7	$63.7	$59.7	$123.4

At March 31, 2016, total exposures were $120.7 billion, a decrease of 2% from $123.4 billion at Dec. 31, 2015. The decrease in total exposure primarily reflects lower exposure to financial institutions and the margin loan portfolio, partially offset by an increase in exposure to the wealth management loans and mortgages portfolio and overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total lending exposure at March 31, 2016 and 59% at Dec. 31, 2015. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2016					Dec. 31, 2015
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$3.0	$20.3	$23.3	99%	99%	$3.1	$20.6	$23.7
Banks	7.5	2.0	9.5	68	91	9.4	2.1	11.5
Asset managers	1.2	5.8	7.0	99	84	2.0	5.6	7.6
Insurance	0.1	4.4	4.5	99	31	0.2	4.5	4.7
Government	0.1	1.5	1.6	94	58	0.1	1.9	2.0
Other	1.0	1.5	2.5	98	21	1.1	1.3	2.4
Total	$12.9	$35.5	$48.4	93%	84%	$15.9	$36.0	$51.9

The financial institutions portfolio exposure was $48.4 billion at March 31, 2016 compared with $51.9 billion at Dec. 31, 2015. The decrease primarily reflects lower loans in the banks and asset managers portfolios and lower unfunded commitments in the government and securities industry portfolios.

Financial institution exposures are high quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2016. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 84% expire within one year and 20% expire within 90 days. In addition, 77% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

BNY Mellon 25

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance. These exposures are predominately to investment grade counterparties and are short term in nature. The investment grade percentage of our bank exposure was 68% at March 31, 2016, compared with 86% at Dec. 31, 2015. The decrease reflects the impact of the downgrade in the sovereign rating of Brazil to noninvestment grade. Our exposure in Brazil includes $1.8 billion in loans, which are primarily short-term trade finance loans extended to large financial institutions.

The asset manager portfolio exposures are high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2016. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	March 31, 2016					Dec. 31, 2015
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.3	$7.1	95%	20%	$0.8	$5.5	$6.3
Manufacturing	0.5	5.7	6.2	92	9	0.6	6.3	6.9
Energy and utilities	0.7	4.8	5.5	94	14	0.6	4.9	5.5
Media and telecom	0.3	1.5	1.8	93	—	0.3	1.5	1.8
Total	$2.3	$18.3	$20.6	93%	13%	$2.3	$18.2	$20.5

The commercial portfolio exposure increased slightly to $20.6 billion at March 31, 2016 from $20.5 billion at Dec. 31, 2015, primarily reflecting an increase in exposure in the services and other portfolio, partially offset by a decrease in exposure to the manufacturing portfolio. Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio. The remaining exposure in the energy and utilities portfolio, which includes exposure to refining, integrated companies, exploration and production companies and pipelines, was 81% investment grade at March 31, 2016, compared with 94% at Dec. 31, 2015.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Financial institutions	93%	96%	96%	96%	92%
Commercial	93%	94%	94%	95%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 93% of our commercial portfolio rated as investment grade at March 31, 2016.

Wealth management loans and mortgages

Our wealth management exposure was $15.7 billion at March 31, 2016 compared with $14.9 billion at Dec. 31, 2015. Wealth management loans and mortgages primarily consist of loans to high net worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2016.

At March 31, 2016, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 21%; Massachusetts - 13%; Florida - 8%; and other - 35%.

26 BNY Mellon

Commercial real estate

Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $7.2 billion at both March 31, 2016 and Dec. 31, 2015.

At March 31, 2016, 61% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 49% secured by residential buildings, 30% secured by office buildings, 13% secured by retail properties and 8% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”), which are predominantly investment grade, and real estate operating companies.

At March 31, 2016, our commercial real estate portfolio consists of the following concentrations: New York metro - 41%; REITs and real estate operating companies - 38%; and other - 21%.

Lease financings

The leasing portfolio exposure totaled $1.8 billion at March 31, 2016, compared with $1.9 billion at Dec. 31, 2015. At March 31, 2016, approximately 85% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

At March 31, 2016, the $1.8 billion lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at March 31, 2016 and $1.1 billion at Dec. 31, 2015. Included in this portfolio at March 31, 2016 are $268 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2016, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 15% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.9 billion of loans at March 31, 2016 and $7.8 billion at Dec. 31, 2015 related to a term loan program that offers fully collateralized loans to broker-dealers.

BNY Mellon 27

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Margin loans	$18,818	$19,573	$19,566
Non-margin loans	42,421	43,708	42,620
Total loans	$61,239	$63,281	$62,186
Beginning balance of allowance for credit losses	$275	$280	$280
Provision for credit losses	10	163	2
Net (charge-offs) recoveries:
Financial institutions	—	(170)	—
Other residential mortgages	2	2	1
Net (charge-offs) recoveries	2	(168)	1
Ending balance of allowance for credit losses	$287	$275	$283
Allowance for loan losses	$162	$157	$190
Allowance for lending-related commitments	125	118	93
Allowance for loan losses as a percentage of total loans	0.26%	0.25%	0.31%
Allowance for loan losses as a percentage of non-margin loans	0.38	0.36	0.45
Total allowance for credit losses as a percentage of total loans	0.47	0.43	0.46
Total allowance for credit losses as a percentage of non-margin loans	0.68	0.63	0.66

Net recoveries of $2 million in the first quarter of 2016 were reflected in the other residential mortgages portfolio. Net charge-offs of $168 million in the fourth quarter of 2015 were primarily reflected in the financial institutions portfolio and included a portion of the unsecured loan to Sentinel that was reestablished in December 2015.

The provision for credit losses was $10 million in the first quarter of 2016, $163 million in the fourth quarter of 2015 and $2 million in the first quarter of 2015. The provision for credit losses in the first quarter of 2016 primarily reflects the downgrades of energy-related exposure and the sovereign rating of Brazil to noninvestment grade.

The total allowance for credit losses was $287 million at March 31, 2016, $275 million at Dec. 31, 2015 and $283 million at March 31, 2015. The ratio of the total allowance for credit losses to non-margin loans was 0.68% at March 31, 2016, 0.63% at Dec. 31, 2015 and 0.66% at March 31, 2015. The ratio of the allowance for loan losses to non-margin loans was 0.38% at March 31, 2016 compared with 0.36% at Dec. 31, 2015 and 0.45% at March 31, 2015.

We had $18.8 billion of secured margin loans on our balance sheet at March 31, 2016 compared with $19.6 billion at both Dec. 31, 2015 and March 31, 2015. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. For additional information on this process, see “Critical accounting estimates” in our 2015 Annual Report.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

28 BNY Mellon

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2015 Annual Report, we have allocated our allowance for credit losses as follows.

Allocation of allowance	March 31, 2016	Dec. 31, 2015	March 31, 2015

Commercial	31%	30%	23%
Commercial real estate	22	22	19
Foreign	13	13	14
Other residential mortgages	11	12	14
Financial institutions	11	11	12
Wealth management (a)	6	7	7
Lease financing	6	5	11
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $72 million, while if each credit were rated one grade worse, the allowance would have increased by $141 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $46 million, while if the loss given default were one rating better, the allowance would have decreased by $40 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets	March 31, 2016	Dec. 31, 2015
(dollars in millions)
Loans:
Financial institutions	$171	$171
Other residential mortgages	99	102
Wealth management loans and mortgages	11	11
Lease financings	5	—
Commercial real estate	2	2
Total nonperforming loans	288	286
Other assets owned	4	6
Total nonperforming assets	$292	$292
Nonperforming assets ratio	0.48%	0.46%
Nonperforming assets ratio, excluding margin loans	0.7	0.7
Allowance for loan losses/nonperforming loans	56.3	54.9
Allowance for loan losses/nonperforming assets	55.5	53.8
Total allowance for credit losses/nonperforming loans	99.7	96.2
Total allowance for credit losses/nonperforming assets	98.3	94.2

Nonperforming assets activity (in millions)	March 31, 2016	Dec. 31, 2015
Balance at beginning of period	$292	$123
Additions	9	347
Return to accrual status	(1)	(1)
Charge-offs	—	(171)
Paydowns/sales	(8)	(6)
Balance at end of period	$292	$292

Nonperforming assets were $292 million at March 31, 2016, unchanged compared with Dec. 31, 2015.

Deposits

Total deposits were $257.3 billion at March 31, 2016, a decrease of 8% compared with $279.6 billion at Dec. 31, 2015. The decrease in deposits primarily reflects lower interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $93.0 billion at March 31, 2016 compared with $96.3 billion at Dec. 31, 2015. Interest-bearing deposits were $164.3 billion at March 31, 2016 compared with $183.3 billion at Dec. 31, 2015.

BNY Mellon 29

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

See “Liquidity and dividends” for a discussion of long-term debt and liquidity metrics that we monitor.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Maximum month-end balance during the quarter	$25,995	$30,160	$15,747
Average daily balance	$18,689	$20,349	$13,877
Weighted-average rate during the quarter	0.20%	(0.03)%	(0.09)%
Ending balance	$14,803	$15,002	$7,919
Weighted-average rate at period end	0.17%	0.10%	(0.10)%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from overnight borrowing opportunities. The increase in the weighted-average rates at March 31, 2016 compared with both prior periods presented primarily reflects the December 2015 increase in the Fed Funds effective rate. The weighted-average rates in all prior periods presented primarily reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Maximum month-end balance during the quarter	$22,327	$23,027	$21,959
Average daily balance (a)	$21,864	$22,654	$21,581
Weighted-average rate during the quarter (a)	0.09%	0.06%	0.07%
Ending balance	$22,008	$21,900	$21,959
Weighted-average rate at period end	0.09%	0.07%	0.07%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $16,801 million in the first quarter of 2016, $12,904 million in the fourth quarter of 2015 and $10,932 million in the first quarter of 2015.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Maximum month-end balance during the quarter	$—	$—	$2,052
Average daily balance	$22	$—	$1,113
Weighted-average rate during the quarter	0.33%	—%	0.09%
Ending balance	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%

The Parent’s commercial paper program was discontinued in August 2015. In the first quarter of 2016, The Bank of New York Mellon, our largest bank subsidiary, began issuing commercial paper that matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

30 BNY Mellon

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Maximum month-end balance during the quarter	$828	$846	$1,151
Average daily balance	$759	$733	$995
Weighted-average rate during the quarter	0.97%	1.13%	0.96%
Ending balance	$828	$523	$869
Weighted-average rate at period end	1.08%	0.97%	1.17%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Fluctuations in other borrowed funds balances primarily reflect changes in overdrafts of sub-custodian account balances in our Investment Services businesses.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to rollover or issue new debt, especially during periods of market stress and in order to meet its short-term (up to one year) obligations. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or our financial condition. Liquidity risk can arise from cash flow mismatches, market constraints from the inability to convert assets to cash, inability to raise cash in the markets, deposit run-off, or contingent liquidity events. We also manage liquidity risks on an intra-day basis, in a manner designed to ensure that we can access required funds during the business day to make payments or settle immediate obligations, often in real time. Changes in economic conditions or exposure to credit, market, operational, legal, and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework.

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2015 Annual Report.

Our overall approach to liquidity management is further described in “Liquidity and dividends” in our 2015 Annual Report.

U.S. regulators have established a liquidity coverage ratio (“LCR”) that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the Company’s consolidated HQLA and LCR as of March 31, 2016.

Consolidated HQLA and LCR	March 31, 2016
(in billions)
Securities (a)	$111
Cash (b)	91
Total consolidated HQLA (c)	$202

Liquidity coverage ratio (d)	107%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. Government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)	Consolidated HQLA presented before haircuts. After haircuts, consolidated HQLA totaled $175 billion.

(d)	Based on our interpretation of the final rule issued by the U.S. federal banking agencies to implement the LCR in the U.S. (“Final LCR Rule”).

The U.S. LCR rules became effective on Jan. 1, 2015, and currently require BNY Mellon and our domestic bank subsidiaries to meet an LCR of 90%, increasing to 100% when fully phased-in on Jan. 1, 2017. As of March 31, 2016, based on our interpretation of the Final LCR Rule, we believe we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. We are evaluating the FDIC’s brokered deposits’ FAQ to determine the implications, if any, on our deposit balances relative to the LCR and other requirements.

For additional information on the LCR, see “Supervision and Regulation - Liquidity Standards - Basel III and U.S. Proposals” in our 2015 Annual Report.

We also perform liquidity stress tests to ensure the Company maintains sufficient liquidity resources under multiple stress scenarios. Stress tests are based on scenarios that measure liquidity risks under

BNY Mellon 31

unlikely but plausible events. We perform these tests under various time horizons ranging from one day to one year in a base case, as well as supplemental tests to determine whether the Company’s liquidity is sufficient for severe market events and firm-specific events. Under our scenario testing program, the results of the tests indicate that the Company has sufficient liquidity.

Beginning on Jan. 1, 2015, BHCs with total consolidated assets of $50 billion or more were subject to the Federal Reserve’s Enhanced Prudential Standards, which include liquidity standards, described under “Supervision and Regulation - Enhanced Prudential Standards” in our 2015 Annual Report. BNY Mellon has taken actions to comply with these standards, including the adoption of various liquidity risk management standards and maintenance of a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing.

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The decrease in available funds at March 31, 2016 compared with Dec. 31, 2015 primarily reflects a decrease in overnight deposits with the Federal Reserve and other central banks, partially offset by an increase in federal funds sold and securities purchased under resale agreements.

Available and liquid funds	March 31, 2016	Dec. 31, 2015	Average
(in millions)			1Q16	4Q15	1Q15
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$14,662	$15,146	$14,909	$19,301	$22,071
Federal funds sold and securities purchased under resale agreements	26,904	24,373	23,623	24,147	20,416
Total liquid funds	41,566	39,519	38,532	43,448	42,487
Cash and due from banks	3,928	6,537	3,879	5,597	6,204
Interest-bearing deposits with the Federal Reserve and other central banks	96,426	113,203	89,092	84,880	81,160
Total available funds	$141,920	$159,259	$131,503	$133,925	$129,851
Total available funds as a percentage of total assets	38%	40%	36%	36%	35%

On an average basis for the three months ended March 31, 2016 and the three months ended March 31, 2015, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $27.4 billion and $23.6 billion, respectively. The increase primarily reflects the increase in federal funds purchased under repurchase agreements, partially offset by lower commercial paper borrowings. Average foreign deposits, primarily from our European-based Investment Services business, were $109.9 billion for the three months ended March 31, 2016 compared with $104.8 billion for the three months ended March 31, 2015. The increase reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $44.8 billion for the three months ended March 31, 2016 compared with $47.9 billion for the three months ended March 31, 2015. The decrease primarily reflects a decrease in demand deposits. Average payables to customers and broker-dealers were $16.8 billion for the three months ended March 31, 2016 and $10.9 billion for the three months ended March 31, 2015. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $21.6 billion for the three months ended March 31, 2016 and $20.2 billion for the three months ended March 31, 2015. Average noninterest-bearing deposits decreased to $82.9 billion for the three months ended March 31, 2016 from $89.6 billion for the three months ended March 31, 2015, reflecting a decrease in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

32 BNY Mellon

The Parent has three major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries; and

•	access to the debt and equity markets.

Subsequent to March 31, 2016, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $3.5 billion, without the need for a regulatory waiver. Currently, The Bank of New York Mellon, our primary subsidiary, is no longer paying regular dividends to the Parent in order to build capital in advance of implementing the SLR. In addition, at March 31, 2016, non-bank subsidiaries of the Parent had liquid assets of approximately $1.3 billion.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand at each quarter-end to meet its forecasted debt redemptions, net interest payments and net tax payments over a minimum of the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2016, the Parent was in compliance with this policy.

In February 2016, BNY Mellon paid a quarterly cash dividend to common shareholders of $0.17 per common share. Our common stock dividend payout ratio was 23% for the first three months of 2016. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements of our 2015 Annual Report.

In the first quarter of 2016, The Bank of New York Mellon, our largest bank subsidiary, began issuing commercial paper that matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The Parent’s commercial paper program was discontinued in August 2015. The average commercial paper borrowings were $22 million in the first quarter of 2016. There was no commercial paper outstanding at March 31, 2016 and Dec. 31, 2015.

The Parent had cash of $7.2 billion at March 31, 2016, compared with $9.1 billion at Dec. 31, 2015, a decrease of $1.9 billion primarily reflecting the maturities of long-term debt, a net decrease in loans from subsidiaries and common stock repurchases, partially offset by issuance of long-term debt.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in and loans to its subsidiaries.

In first quarter of 2016, we repurchased 16.2 million common shares at an average price of $35.62 per common share for a total cost of $577 million.

BNY Mellon 33

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1	A	AA-		AA (low)
Subordinated debt	A2	A-	A+		A (high)
Preferred stock	Baa1	BBB	BBB		A (low)
Trust preferred securities	A3	BBB	BBB+		A (high)
Outlook - Parent:	Stable	Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	AA-	AA		AA
Subordinated debt	Aa3	A	A+		NR
Long-term deposits	Aa1	AA-	AA+		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)
Commercial paper	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	AA-	AA	(a)	AA
Long-term deposits	Aa1	AA-	AA+		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	Stable	Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.
NR - Not rated.

Long-term debt totaled $21.7 billion at March 31, 2016 and $21.5 billion at Dec. 31, 2015. The increase reflects the issuance of $1.0 billion of senior debt and an increase in the fair value of hedged long-term debt, partially offset by the maturity of $1.2 billion of long-term debt. The Parent has $1.25 billion of long-term debt that will mature in the remainder of 2016.

In May 2016, we issued $1.25 billion of senior medium-term notes maturing in 2021 at an annual interest rate of 2.05% and $750 million of senior medium-term notes maturing in 2026 at an annual interest rate of 2.8%.

The double leverage ratio is the ratio of investment in the equity of our subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 118.0% at March 31, 2016 and 115.7% at Dec. 31, 2015. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $6 million, in aggregate, in the first quarter of 2016. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines were $76 million, in aggregate, in the first quarter of 2016.

Statement of cash flows

The following summarizes the activity reflected on the statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

34 BNY Mellon

Cash provided by operating activities was $1,794 million in the three months ended March 31, 2016 compared with cash used for operating activities of $71 million in the three months ended March 31, 2015. In the first three months of 2016, cash flows from operations were principally the result of changes in trading activities and earnings, partially offset by changes in accruals and other balances. In the first three months of 2015, cash flows used for operations were principally the result of changes in accruals and other balances, partially offset by earnings and changes in trading activities.

Cash provided by investing activities was $20.1 billion in the three months ended March 31, 2016 compared with cash used for investing activities of $9.9 billion in the three months ended March 31, 2015. In the first three months of 2016, a decrease in interest-bearing deposits with the Federal Reserve and other central banks, sales, paydowns and maturities of securities and net changes in loans were significant sources of funds, partially offset by purchases of securities and an increase in federal funds sold and securities purchased under resale agreements. In the first three months of 2015, purchases of securities and changes in federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns, and maturities of securities and decreases in interest-bearing deposits with the Federal Reserve and other central banks.

Cash used for financing activities was $24.5 billion in the three months ended March 31, 2016 compared with cash provided by financing activities of $10.2 billion in the three months ended March 31, 2015. In the first three months of 2016, a decrease in deposits, the repayment of long-term debt and common stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt. In the first three months of 2015, an increase in deposits was partially offset by changes in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2016	Dec. 31, 2015
Average common equity to average assets	9.7%	9.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.3%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.6%	9.0%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.7%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$38,459	$38,037
Total BNY Mellon common shareholders’ equity – GAAP	$35,907	$35,485
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,090	$16,574
Book value per common share – GAAP (a)	$33.34	$32.69
Tangible book value per common share – Non-GAAP (a)	$15.87	$15.27
Closing stock price per common share	$36.83	$41.22
Market capitalization	$39,669	$44,738
Common shares outstanding	1,077,083	1,085,343

Cash dividends per common share	$0.17	$0.17
Common dividend payout ratio	23%	30%
Common dividend yield (annualized)	1.9%	1.6%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 46 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $38.5 billion at March 31, 2016 from $38.0 billion at Dec. 31, 2015. The increase primarily reflects earnings retention, approximately $176 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, an increase in the unrealized gain on our investment securities portfolio and foreign currency translation adjustments. The increase was partially offset by share repurchases.

The unrealized gain net of tax on our investment securities portfolio recorded in accumulated other comprehensive income was $473 million at

BNY Mellon 35

March 31, 2016 compared with $329 million at Dec. 31, 2015. The increase in the unrealized gain, net of tax, was primarily driven by a decline in market interest rates.

In the first quarter of 2016, we repurchased 16.2 million common shares at an average price of $35.62 per common share for a total cost of $577 million.

On April 21, 2016, The Bank of New York Mellon Corporation declared a quarterly common stock dividend of $0.17 per common share. This cash dividend is payable on May 13, 2016 to shareholders of record as of the close of business on May 3, 2016.

BNY Mellon’s tangible common shareholders’ equity to tangible assets of operations ratio (Non-GAAP) was 6.7% at March 31, 2016 and 6.5% at Dec. 31, 2015.

We submitted our 2016 capital plan in connection with the Comprehensive Capital Analysis and Review (“CCAR”) on April 5, 2016. The Federal Reserve has indicated it expects to publish its objection or non-objection to the capital plan and proposed capital actions, such as dividend payments and share repurchases, in June 2016.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.”

As of March 31, 2016 and Dec. 31, 2015, BNY Mellon and our U.S. bank subsidiaries, with the exception of BNY Mellon, N.A., were “well capitalized.” As of Dec. 31, 2015, BNY Mellon, N.A. was not “well capitalized” because its Total capital ratio was 9.89%, which was below the 10% “well capitalized” threshold. With the filing of its March 31, 2016 Call Report, BNY Mellon, N.A.’s Total capital ratio was 10.94%, which is above the 10% “well capitalized” threshold.

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation - Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors - Operational and Business Risk - Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition.” in our 2015 Annual Report.

The “well capitalized” and other capital categories, as established by applicable regulations for bank holding companies and depository institutions, have been established by those regulations solely for purposes of implementing their requirements (for example, eligibility for financial holding company status in the case of bank holding companies and prompt corrective action measures in the case of depository institutions). A bank holding company’s or depository institution’s qualification for a capital category may not constitute an accurate representation of the entity’s overall financial condition or prospects.

The U.S. banking agencies’ capital rules have been based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements see “Supervision and Regulation” in our 2015 Annual Report. BNY Mellon is subject to U.S. capital rules, which are being gradually phased-in over a multi-year period through 2018. Our estimated CET1 ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. Our risk-based capital adequacy is determined using the higher of risk-weighted assets (“RWA”) determined using the Advanced Approach and Standardized Approach.

36 BNY Mellon

The consolidated and The Bank of New York Mellon ratios included in the table below are based on the Advanced Approach as the related RWA were higher using that framework at March 31, 2016 and Dec. 31,

2015. The transitional capital ratios for March 31, 2016 were negatively impacted by the additional phase-in requirements for 2016.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2016
	Well capitalized		Minimum required		Capital ratios	Dec. 31, 2015
				(a)
Consolidated regulatory capital ratios:
CET1 ratio	N/A	(b)	5.5%		10.6%	10.8%
Tier 1 capital ratio	6%		7%		12.0%	12.3%
Total (Tier 1 plus Tier 2) capital ratio	10%		9%		12.3%	12.5%
Leverage capital ratio	N/A	(b)	4%		5.9%	6.0%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio:
Standardized Approach	8.5%	(c)	5.5%		11.0%	10.2%
Advanced Approach	8.5%	(c)	5.5%		9.8%	9.5%
Estimated SLR	5%	(c)	3%		5.1%	4.9%

The Bank of New York Mellon regulatory capital ratios:
CET1 ratio	6.5%		5.125%		12.2%	11.8%
Tier 1 capital ratio	8%		6.625%		12.5%	12.3%
Total (Tier 1 plus Tier 2) capital ratio	10%		8.625%		12.8%	12.5%
Leverage capital ratio	5%		4%		6.1%	5.9%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated SLR	6%		3%		5.2%	4.8%

(a)	Minimum requirements for March 31, 2016 include Basel III minimum thresholds plus currently applicable buffers.

(b)	The Federal Reserve’s regulations do not establish well-capitalized thresholds for these measures for bank holding companies.

(c)	Fully phased-in Basel III minimum with expected buffers. See page 39 for the capital ratios with the phase-in of the capital conservation buffer and the estimated U.S. G-SIB surcharge.

Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.8% at March 31, 2016 and 9.5% at Dec. 31, 2015. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.0% at March 31, 2016 and 10.2% at Dec. 31, 2015. The increase in the estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach from Dec. 31, 2015 was primarily driven by an increase in capital, partially offset by higher RWA primarily resulting from operational risk.

The estimated fully phased-in SLR (Non-GAAP) of 5.1% at March 31, 2016 and 4.9% at Dec. 31, 2015 was based on our interpretation of the U.S. capital rules, as supplemented by the Federal Reserve’s final rules on the SLR. BNY Mellon will be subjected to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR of 3%. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.” We expect to be compliant with the SLR as we move closer to implementation in 2018.

For additional information on the U.S. capital rules, see “Supervision and Regulation - Capital Requirements - Generally” in our 2015 Annual Report.

The Basel III Advanced Approach capital ratios are significantly impacted by RWA for operational risk. Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

Management views the estimated fully phased-in CET1 and other risk-based capital ratios and SLR as key measures in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated fully phased-in CET1 and other risk-based

BNY Mellon 37

capital ratios and SLR are intended to allow investors to compare these ratios with estimates presented by other companies.

Our capital ratios are necessarily subject to, among other things, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of RWA calculations, further implementation guidance from regulators, market practices and standards and any changes BNY Mellon may make to its businesses. As a consequence of these factors, our capital ratios may materially change, and may be volatile over time and from period to period.

Minimum capital ratios and capital buffers

The U.S. capital rules include a series of buffers and surcharges over required minimums that apply to bank holding companies, including BNY Mellon, which are being phased-in over time. Banking organizations with a risk-based ratio or SLR above the minimum required level, but with a risk-based ratio or SLR below the minimum level with buffers, will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall. Different regulatory capital minimums, buffers and surcharges apply to our banking subsidiaries.

The U.S. capital rules introduced a capital conservation buffer and countercyclical capital buffer that add to the minimum regulatory capital ratios. The capital conservation buffer - 0.625% for 2016 and 2.5% when fully phased-in on Jan. 1, 2019 - is designed to absorb losses during periods of economic stress and applies to all banking organizations. During periods of excessive growth, the capital conservation buffer may be expanded through the imposition of a countercyclical capital buffer that may be as high as 2.5%. The countercyclical capital buffer, when applicable, applies only to Advanced Approach banking organizations. The countercyclical capital buffer is currently set to zero with respect to U.S. exposures, but it could increase if the banking agencies determine that excessive credit in the broader markets could result in systemic disruption. According to the U.S. capital rules, the countercyclical capital buffer applicable to a banking organization may be affected by whether it has exposures in non-U.S. jurisdictions that have set a countercyclical capital buffer amount that is different from the countercyclical capital buffer set by U.S. regulators. In March 2016, the UK announced that it has set a countercyclical capital buffer of 0.50%, and that this buffer will become effective in March 2017. This countercyclical capital buffer will only affect BNY Mellon to the extent that U.S. regulators affirmatively implement the application of the UK countercyclical buffer to BNY Mellon’s exposures in the UK.

BNY Mellon is subject to an additional G-SIB surcharge, which will be implemented as an extension of the capital conservation buffer and must be satisfied with CET1 capital. For 2016, the G-SIB surcharge applicable to BNY Mellon is 0.375% and, when fully phased-in on Jan. 1, 2019 as calculated applying metrics as currently applicable to BNY Mellon, would be 1.5%.

These buffers, other than the SLR buffer, and surcharge began to phase-in on Jan. 1, 2016 and will be fully implemented on Jan. 1, 2019. This means that this quarter is the first quarter in which BNY Mellon is reporting its regulatory capital requirements as supplemented by the capital conservation buffer and the G-SIB surcharge, in both cases subject to applicable phase-ins. The following table presents the minimum capital ratio requirements with buffers and surcharges, as phased-in, applicable to the Parent. This table does not include the imposition of a countercyclical capital buffer. The U.S. capital rules also provide for transitional arrangements for qualifying instruments, deductions, and adjustments, which are not reflected in this table. Buffers and surcharges are not applicable to the leverage capital ratio.

38 BNY Mellon

Consolidated capital ratio requirements	Well capitalized	Minimum ratios	Minimum ratios with buffers, as phased-in (a)
			2016	2017	2018		2019
Capital conservation buffer (CET1)			0.625%	1.25%	1.875%		2.5%
U.S. G-SIB surcharge (CET1) (b)(c)			0.375%	0.75%	1.125%		1.5%

Consolidated:
CET1 ratio	N/A	4.5%	5.5%	6.5%	7.5%		8.5%
Tier 1 capital ratio	6.0%	6.0%	7.0%	8.0%	9.0%		10.0%
Total capital ratio	10.0%	8.0%	9.0%	10.0%	11.0%		12.0%

Enhanced SLR buffer (Tier 1 capital)	N/A		N/A	N/A	2.0%		2.0%
SLR	N/A	3.0%	N/A	N/A	5.0%		5.0%

Bank subsidiaries: (c)
CET1 ratio	6.5%	4.5%	5.125%	5.75%	6.375%		7.0%
Tier 1 capital ratio	8.0%	6.0%	6.625%	7.25%	7.875%		8.5%
Total capital ratio	10.0%	8.0%	8.625%	9.25%	9.875%		10.5%

SLR	6.0%	3.0%	N/A	N/A	6.0%	(d)	6.0%	(d)

(a)	Countercyclical capital buffer currently set to 0%, with respect to U.S. exposures.

(b)	The U.S. G-SIB surcharge of 1.5% is subject to change.

(c)	The U.S. G-SIB surcharge is not applicable to the regulatory capital ratios of the bank subsidiaries.

(d)	Well capitalized threshold.

The table below presents the factors that impacted fully phased-in CET1 (Non-GAAP).

Estimated CET1 generation presented on a fully phased-in basis – Non-GAAP	Quarter ended
(in millions)	March 31, 2016
Estimated fully phased-in CET1 – Non-GAAP – Beginning of period	$16,082
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	804
Goodwill and intangible assets, net of related deferred tax liabilities	94
Gross CET1 generated	898
Capital deployed:
Dividends	(185)
Common stock repurchased	(577)
Total capital deployed	(762)
Other comprehensive income:
Foreign currency translation	42
Unrealized gain on assets available-for-sale	148
Pension liabilities	17
Unrealized gain on cash flow hedges	3
Total other comprehensive income	210
Additional paid-in capital (a)	170
Other additions (deductions):
Net pension fund assets	27
Deferred tax assets	(3)
Cash flow hedges	—
Embedded goodwill	(12)
Other	(3)
Total other additions	9
Net CET1 generated	525
Estimated fully phased-in CET1 – Non-GAAP – End of period	$16,607

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 39

The following table presents the components of our transitional and fully phased-in CET1, Tier 1 and Tier 2 capital, the RWA determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Capital components and ratios	March 31, 2016		Dec. 31, 2015
(dollars in millions)	Transitional Approach (a)	Fully phased-in - Non-GAAP	Transitional Approach (a)	Fully phased-in - Non-GAAP
CET1:
Common shareholders’ equity	$36,229	$35,907	$36,067	$35,485
Goodwill and intangible assets	(17,760)	(18,817)	(17,295)	(18,911)
Net pension fund assets	(54)	(89)	(46)	(116)
Equity method investments	(324)	(359)	(296)	(347)
Deferred tax assets	(14)	(23)	(8)	(20)
Other	(8)	(12)	(5)	(9)
Total CET1	18,069	16,607	18,417	16,082

Other Tier 1 capital:
Preferred stock	2,552	2,552	2,552	2,552
Trust preferred securities	—	—	74	—
Disallowed deferred tax assets	(9)	—	(12)	—
Net pension fund assets	(36)	—	(70)	—
Other	(11)	(8)	(25)	(22)
Total Tier 1 capital	20,565	19,151	20,936	18,612

Tier 2 capital:
Trust preferred securities	173	—	222	—
Subordinated debt	149	149	149	149
Allowance for credit losses	287	287	275	275
Other	(2)	(1)	(12)	(12)
Total Tier 2 capital - Standardized Approach	607	435	634	412
Excess of expected credit losses	46	46	37	37
Less: Allowance for credit losses	287	287	275	275
Total Tier 2 capital - Advanced Approach	$366	$194	$396	$174

Total capital:
Standardized Approach	$21,172	$19,586	$21,570	$19,024
Advanced Approach	$20,931	$19,345	$21,332	$18,786

Risk-weighted assets:
Standardized Approach	$152,673	$151,388	$159,893	$158,015
Advanced Approach:
Credit Risk	$102,691	$101,329	$106,974	$105,099
Market Risk	2,131	2,131	2,148	2,148
Operational Risk	65,887	65,887	61,262	61,262
Total Advanced Approach	$170,709	$169,347	$170,384	$168,509

Standardized Approach:
CET1 ratio	11.8%	11.0%	11.5%	10.2%
Tier 1 capital ratio	13.5%	12.7%	13.1%	11.8%
Total (Tier 1 plus Tier 2) capital ratio	13.9%	12.9%	13.5%	12.0%

Advanced Approach:
CET1 ratio	10.6%	9.8%	10.8%	9.5%
Tier 1 capital ratio	12.0%	11.3%	12.3%	11.0%
Total (Tier 1 plus Tier 2) capital ratio	12.3%	11.4%	12.5%	11.1%

Average assets for leverage capital purposes	$346,669		$351,435
Total leverage exposure for estimated SLR purposes - Non-GAAP		$376,445		$382,810

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2016 and 2015 under the U.S. capital rules.

40 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at March 31, 2016.

Capital above thresholds at March 31, 2016
(in millions)	Consolidated		The Bank of New York Mellon (b)
CET1	$8,680	(a)	$7,831
Tier 1 capital	8,615	(a)	6,253
Total capital	3,860	(b)	3,877
Leverage capital	6,698	(a)	3,110

(a)	Based on minimum required standards, with applicable buffers.

(b)	Based on well-capitalized standards.

The following table shows the impact of a $1 billion increase or decrease in RWA, quarterly average assets or total leverage exposure, or a $100 million increase or decrease in common equity on the consolidated capital ratios at March 31, 2016.

Sensitivity of consolidated capital ratios at March 31, 2016
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets, or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		6

Tier 1 capital:
Standardized Approach	7		9
Advanced Approach	6		7

Total capital:
Standardized Approach	7		9
Advanced Approach	6		7

Leverage capital	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	7		7
Advanced Approach	6		6

Estimated SLR, fully phased-in – Non-GAAP	3		1

At March 31, 2016, we had $288 million of outstanding trust preferred securities, of which 25% qualified as Tier 1 capital in 2015 and none of which qualifies as Tier 1 capital in 2016, although a portion of the trust preferred securities is eligible for inclusion in Tier 2 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates and the availability of cash and capital.

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

Supplementary Leverage Ratio

BNY Mellon has presented its consolidated and largest bank subsidiary estimated fully phased-in SLR based on its interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period and on the application of such rules to BNY Mellon’s businesses as currently conducted.

BNY Mellon 41

The following table presents the components of our estimated SLR using fully phased-in components of capital.

Estimated fully phased-in SLR – Non-GAAP (dollars in millions)	March 31, 2016		Dec. 31, 2015
Total estimated fully phased-in CET1 – Non-GAAP	$16,607		$16,082
Additional Tier 1 capital	2,544		2,530
Total Tier 1 capital	$19,151		$18,612

Total leverage exposure:
Quarterly average total assets	$364,554		$368,590
Less: Amounts deducted from Tier 1 capital	19,300		19,403
Total on-balance sheet assets, as adjusted	345,254		349,187
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	5,838		7,158
Repo-style transaction exposures included in SLR	403		440
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	24,950		26,025
Total off-balance sheet exposures	31,191		33,623
Total leverage exposure	$376,445		$382,810

Estimated fully phased-in SLR – Non-GAAP	5.1%	(a)	4.9%

(a)
The estimated SLR on a fully phased-in basis (Non-GAAP) for our largest bank subsidiary, The Bank of New York Mellon, was 5.2% at March 31, 2016 and 4.8% at Dec. 31, 2015. At March 31, 2016 and Dec. 31, 2015, total Tier 1 capital was $16,167 million and $15,142 million, respectively, and total leverage exposure was $312,988 million and $316,270 million, respectively, for The Bank of New York Mellon .

Trading activities and risk management

Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades in compliance with the Volcker Rule. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, VaR methodology based on a Monte Carlo simulation and other market sensitivity measures. The calculation of our value-at-risk (“VaR”) used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. See Note 16 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods.

VaR (a)	1Q16			March 31, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$5.4	$4.3	$6.8	$6.1
Foreign exchange	1.6	1.2	2.5	2.5
Equity	0.5	0.4	0.8	0.5
Credit	0.3	0.2	0.3	0.3
Diversification	(2.4)	N/M	N/M	(3.7)
Overall portfolio	5.4	4.3	6.6	5.7

VaR (a)	4Q15			Dec. 31, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$4.8	$4.0	$6.4	$5.2
Foreign exchange	1.3	1.0	1.6	1.2
Equity	0.6	0.5	0.8	0.6
Credit	0.1	—	0.3	0.3
Diversification	(2.0)	N/M	N/M	(2.2)
Overall portfolio	4.8	4.1	5.7	5.1

VaR (a)	1Q15			March 31, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0	$6.3
Foreign exchange	0.9	0.6	1.4	0.7
Equity	1.4	0.8	1.9	1.3
Diversification	(2.0)	N/M	N/M	(2.2)
Overall portfolio	5.5	3.9	8.5	6.1

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

42 BNY Mellon

securities, mortgage-backed securities, swaps, swaptions, forward rate agreements, exchange-traded futures and options, and other interest rate derivative products.

The foreign exchange component of VaR represents instruments whose values predominantly vary with the level or volatility of currency exchange rates or interest rates. These instruments include, but are not limited to: currency balances, spot and forward transactions, currency options, exchange-traded futures and options, and other currency derivative products.

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

The credit component of VaR represents instruments whose values predominantly vary with the credit worthiness of counterparties. These instruments include, but are not limited to, credit derivatives (credit default swaps and exchange traded credit index instruments). Credit derivatives are used to hedge various credit exposures.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2016, interest rate risk generated 69% of average gross VaR, foreign exchange risk generated 21% of average gross VaR, equity risk accounted for 6% of average gross VaR and credit risk generated 4% of average gross VaR. During the first quarter of 2016, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The year-over-year variances are driven by lower volatility. The sequential variances are driven by higher volatility.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	1
$(2.5) - $0	3	4	7	3	2
$0 - $2.5	29	23	27	27	18
$2.5 - $5.0	21	29	21	26	24
More than $5.0	9	6	10	8	16

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $7 billion at both March 31, 2016 and Dec. 31, 2015.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5 billion at both March 31, 2016 and Dec. 31, 2015.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

At March 31, 2016, our OTC derivative assets of $5.3 billion included a CVA deduction of $57 million. Our OTC derivative liabilities of $5.7 billion included a debit valuation adjustment (“DVA”) of $7 million related to our own credit spread. Net of hedges, the CVA decreased by $5 million and the DVA decreased $1 million in the first quarter of 2016. The net impact of these adjustments increased foreign exchange and other trading revenue by $4 million in the first quarter of 2016.

BNY Mellon 43

In the fourth quarter of 2015, the CVA and DVA were unchanged and there was no impact on foreign exchange and other trading revenue.

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

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Rating:
AAA to AA-	44%	43%	46%	41%	37%
A+ to A-	37	42	38	42	47
BBB+ to BBB-	14	13	14	13	14
Noninvestment grade (BB+ and lower)	5	2	2	4	2
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

As of March 31, 2016, these scenarios reflect strategies that management could employ as interest rate expectations change. The table below relies on certain critical assumptions regarding the balance sheet and depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. Generally, there has been an inverse relationship between interest rates and client deposits levels. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario. The interest rate ramp scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

44 BNY Mellon

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (dollars in millions)	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
up 200 bps parallel rate ramp vs. baseline (a)	$103	$179	$275	$224	$210
up 100 bps parallel rate ramp vs. baseline (a)	189	191	290	245	262
Long-term up 50 bps, short-term unchanged (b)	104	33	20	28	14
Long-term down 50 bps, short-term unchanged (b)	(93)	(91)	(81)	(73)	(69)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps - basis points.

The March 31, 2016 calculations in the estimated changes in net interest revenue table above are based on a forecast that uses our quarter-end balance sheet and forward yield curves. The 100 basis point ramp scenario assumes rates increase 25 basis points above the forward yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

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

BNY Mellon 45

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based on fully phased-in Basel III CET1 and other risk-based capital ratios, SLR and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 and other risk-based capital ratios on a fully phased-in basis, the SLR on a fully phased-in basis and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, required by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per common share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds, and expense measures which exclude M&I, litigation and restructuring charges (recoveries), and amortization of intangible assets. Earnings per share, return on equity, operating leverage and operating margin measures, which exclude some or all of these items, as well as the impairment charge related to a prior court decision, are also presented. Operating margin measures may also exclude the provision for credit losses and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. M&I expenses primarily related to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

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

The presentation of income (loss) from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests related to the consolidation of certain investment management funds permits investors to view revenue on a basis consistent with how management views the business. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

In this Form 10-Q, the net interest revenue and net interest margin are presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business-level basis.

46 BNY Mellon

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to Non-GAAP	4Q15
(in millions, except per common share amounts)	Net income	Diluted EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$637	$0.57
Add: Litigation and restructuring charges	12	0.01
Impairment charge related to a court decision regarding Sentinel	106	0.10
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$755	$0.68

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin	1Q16	4Q15	3Q15	2Q15	1Q15
(dollars in millions)
Income before income taxes – GAAP	$1,091	$871	$1,109	$1,165	$1,090
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(7)	5	(5)	37	31
Add: Amortization of intangible assets	57	64	66	65	66
M&I, litigation and restructuring charges (recoveries)	17	18	11	59	(3)
Impairment charge related to a court decision regarding Sentinel	—	170	—	—	—
Income before income taxes, as adjusted – Non-GAAP (a)	$1,172	$1,118	$1,191	$1,252	$1,122

Fee and other revenue – GAAP	$2,970	$2,950	$3,053	$3,067	$3,012
(Loss) income from consolidated investment management funds – GAAP	(6)	16	(22)	40	52
Net interest revenue – GAAP	766	760	759	779	728
Total revenue – GAAP	3,730	3,726	3,790	3,886	3,792
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(7)	5	(5)	37	31
Total revenue, as adjusted – Non-GAAP (a)	$3,737	$3,721	$3,795	$3,849	$3,761

Pre-tax operating margin (b)(c)	29%	23%	29%	30%	29%
Pre-tax operating margin – Non-GAAP (a)(b)(c)	31%	30%	31%	33%	30%

(a)
Non-GAAP excludes net (loss) income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges (recoveries), and the impairment charge related to a court decision regarding Sentinel, if applicable.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis these investments would increase revenue and income before taxes by $77 million for 1Q16, $73 million for 4Q15, $53 million for 3Q15, $52 million for 2Q15 and $64 million for 1Q15 and would increase our pre-tax operating margin by approximately 1.4% for 1Q16, 1.5% for 4Q15, 1.0% for 3Q15, 0.9% for 2Q15 and 1.2% for 1Q15.

BNY Mellon 47

The following table presents the reconciliation of pre-tax operating leverage.

Pre-tax operating leverage	1Q16	1Q15	1Q16 vs.
(dollars in millions)			1Q15
Total revenue – GAAP	$3,730	$3,792
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(7)	31
Total revenue, as adjusted – Non-GAAP	$3,737	$3,761	(0.64)%

Total noninterest expense – GAAP	$2,629	$2,700
Less: Amortization of intangible assets	57	66
M&I, litigation and restructuring charges (recoveries)	17	(3)
Total noninterest expense, as adjusted – Non-GAAP	$2,555	$2,637	(3.11)%

Pre-tax operating leverage, as adjusted – Non-GAAP (a)(b)			247	bps

(a)	Pre-tax operating leverage is the rate of increase (decrease) in total revenue less the rate of increase (decrease) in total noninterest expense.

(b)
Non-GAAP excludes net (loss) income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, and M&I, litigation and restructuring charges (recoveries), if applicable.

bps - basis points.

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity	1Q16	4Q15	3Q15	2Q15	1Q15
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$804	$637	$820	$830	$766
Add: Amortization of intangible assets, net of tax	37	42	43	44	43
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	841	679	863	874	809
Add: M&I, litigation and restructuring charges (recoveries)	11	12	8	38	(2)
Impairment charge related to a court decision regarding Sentinel	—	106	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$852	$797	$871	$912	$807

Average common shareholders’ equity	$35,252	$35,664	$35,588	$35,516	$35,486
Less: Average goodwill	17,562	17,673	17,742	17,752	17,756
Average intangible assets	3,812	3,887	3,962	4,031	4,088
Add: Deferred tax liability – tax deductible goodwill (b)	1,428	1,401	1,379	1,351	1,362
Deferred tax liability – intangible assets (b)	1,140	1,148	1,164	1,179	1,200
Average tangible common shareholders’ equity – Non-GAAP	$16,446	$16,653	$16,427	$16,263	$16,204

Return on common equity – GAAP (c)	9.2%	7.1%	9.1%	9.4%	8.8%
Return on common equity – Non-GAAP (a)(c)	9.7%	8.9%	9.7%	10.3%	9.2%

Return on tangible common equity – Non-GAAP (c)	20.6%	16.2%	20.8%	21.5%	20.3%
Return on tangible common equity – Non-GAAP adjusted (a)(c)	20.8%	19.0%	21.0%	22.5%	20.2%

(a)
Non-GAAP excludes amortization of intangible assets, net of tax, M&I, litigation and restructuring charges (recoveries) and the impairment charge related to a court decision regarding Sentinel, if applicable.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Annualized.

48 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$38,459	$38,037	$38,170	$38,270	$37,328
Less: Preferred stock	2,552	2,552	2,552	2,552	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	35,907	35,485	35,618	35,718	35,766
Less: Goodwill	17,604	17,618	17,679	17,807	17,663
Intangible assets	3,781	3,842	3,914	4,000	4,047
Add: Deferred tax liability – tax deductible goodwill (a)	1,428	1,401	1,379	1,351	1,362
Deferred tax liability – intangible assets (a)	1,140	1,148	1,164	1,179	1,200
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,090	$16,574	$16,568	$16,441	$16,618

Total assets at period end – GAAP	$372,870	$393,780	$377,371	$395,254	$392,337
Less: Assets of consolidated investment management funds	1,300	1,401	2,297	2,231	1,681
Subtotal assets of operations – Non-GAAP	371,570	392,379	375,074	393,023	390,656
Less: Goodwill	17,604	17,618	17,679	17,807	17,663
Intangible assets	3,781	3,842	3,914	4,000	4,047
Cash on deposit with the Federal Reserve and other central banks (b)	96,421	116,211	86,426	106,628	93,044
Tangible total assets of operations at period end – Non-GAAP	$253,764	$254,708	$267,055	$264,588	$275,902

BNY Mellon shareholders’ equity to total assets ratio – GAAP	10.3%	9.7%	10.1%	9.7%	9.5%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	9.6%	9.0%	9.4%	9.0%	9.1%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP	6.7%	6.5%	6.2%	6.2%	6.0%

Period-end common shares outstanding (in thousands)	1,077,083	1,085,343	1,092,953	1,106,518	1,121,512

Book value per common share – GAAP	$33.34	$32.69	$32.59	$32.28	$31.89
Tangible book value per common share – Non-GAAP	$15.87	$15.27	$15.16	$14.86	$14.82

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income (loss) from consolidated investment management funds, net of noncontrolling interests	1Q16	4Q15	3Q15	2Q15	1Q15
(in millions)
(Loss) income from consolidated investment management funds	$(6)	$16	$(22)	$40	$52
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(7)	5	(5)	37	31
Income (loss) from consolidated investment management funds, net of noncontrolling interests	$1	$11	$(17)	$3	$21

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees - Consolidated	1Q16	1Q15	1Q16 vs.
(dollars in millions)			1Q15
Investment management and performance fees – GAAP	$812	$867	(6)%
Impact of changes in foreign currency exchange rates	—	(18)
Investment management and performance fees, as adjusted – Non-GAAP	$812	$849	(4)%

BNY Mellon 49

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income (loss) from consolidated investment management funds, net of noncontrolling interests - Investment Management business	1Q16	4Q15	3Q15	2Q15	1Q15
(in millions)
Investment management fees	$2	$7	$3	$4	$1
Other (Investment income (loss))	(1)	4	(20)	(1)	20
Income (loss) from consolidated investment management funds, net of noncontrolling interests	$1	$11	$(17)	$3	$21

The following table presents the impact of changes in foreign currency exchange rates on investment management fees reported in the Investment Management segment.

Investment management fees - Investment Management business	1Q16	1Q15	1Q16 vs.
(dollars in millions)			1Q15
Investment management fees – GAAP	$786	$825	(5)%
Impact of changes in foreign currency exchange rates	—	(18)
Investment management fees, as adjusted – Non-GAAP	$786	$807	(3)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business	1Q16	4Q15	3Q15	2Q15	1Q15
(dollars in millions)
Income before income taxes – GAAP	$217	$290	$236	$259	$263
Add: Amortization of intangible assets	19	24	24	25	24
Provision for credit losses	(1)	(4)	1	3	(1)
Money market fee waivers	9	23	28	29	33
Income before income taxes excluding amortization of intangible assets, provision for credit losses and money market fee waivers – Non-GAAP	$244	$333	$289	$316	$319

Total revenue – GAAP	$895	$999	$926	$987	$994
Less: Distribution and servicing expense	100	92	94	95	97
Money market fee waivers benefiting distribution and servicing expense	23	27	35	37	38
Add: Money market fee waivers impacting total revenue	32	50	63	66	71
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$804	$930	$860	$921	$930

Pre-tax operating margin (a)	24%	29%	25%	26%	26%
Pre-tax operating margin, excluding amortization of intangible assets, provision for credit losses, money market fee waivers and net of distribution and servicing expense – Non-GAAP (a)	30%	36%	34%	34%	34%

(a)	Income before taxes divided by total revenue.

50 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU 2016-09, Compensation–Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), “Compensation-Stock Compensation.” This standard simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016. Earlier application is permitted, however, all amendments must be adopted in the same period.

ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

The new standards are effective for the Company on Jan. 1, 2018 with early adoption permitted no earlier than Jan. 1, 2017. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

ASU 2016-07, Investments–Equity Method and Joint Ventures

In March 2016, the FASB issued an ASU, “Investments–Equity Method and Joint Ventures” which eliminates the requirement to retrospectively apply the equity method when an increase in ownership interest in the investee prompts a change from the cost method to the equity method. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016. Earlier application is permitted.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard introduces a new accounting model for lessees and was issued primarily to address concerns related to off-balance sheet financing arrangements available to lessees under current guidance. The standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. A lessee will recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term, including optional payment periods only if the lessee is reasonably certain to exercise the option and (2) a liability representing its obligation to make lease payments over the lease term. The classification of leases and income statement impact for lessees will depend on whether the leases meet certain criterion, including those criterion in which the lessee obtains effective control of the underlying asset. The accounting for lessors is largely unchanged from the previous accounting guidance; except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard. The FASB requires a modified retrospective method of adoption. The final guidance is effective for reporting periods beginning after Dec. 15, 2018.

BNY Mellon 51

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The new ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes in the fair value recognized through net income, unless one of two available exceptions apply. The first exception, a scope exception, allows Federal Reserve Bank Stock, Federal Home Loan Bank stock and other exchange memberships held by broker dealers to remain accounted for at cost, less impairment. It also does not apply to derivative instruments that are subject to the requirements of ASC 815, Derivatives and Hedging. The second exception, a practicability exception, will be available for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurement.

The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from the entity’s “own credit risk” when the entity has elected to measure the liability at fair value. The amendments also eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair values of financial instruments measured at amortized cost that are on the balance sheet.

This ASU is effective for fiscal years beginning after Dec. 15, 2017, including interim periods within those fiscal years. If certain requirements are met, early adoption of the “own credit risk” provision is permitted; early adoption of the other provisions is not permitted. BNY Mellon is assessing the impacts of the new standard.

Proposed Accounting Standards

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require a current estimate of the expected contractual cash flows an entity does not expect to collect on financial assets that are not measured at fair value through the income statement. The proposal would also change current practice for recognizing OTTI and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. The FASB has decided on a current expected credit loss model for financial assets measured at amortized cost. The FASB recently concluded its re-deliberations. A final standard is estimated to be issued in the second quarter of 2016 with an anticipated effective date Jan.1, 2020.

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

52 BNY Mellon

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2015 Annual Report.

Resolution plan

In April 2016, the FDIC and the Federal Reserve jointly announced determinations and provided firm-specific feedback on the 2015 resolution plans of eight systemically important, domestic banking institutions, including BNY Mellon. The agencies determined that the Company’s 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the statutory standard established in the Dodd-Frank Act, and issued a joint notice of deficiencies and shortcomings regarding the Company’s plan and the actions that must be taken to address them. Deficiencies must be remedied by Oct. 1, 2016, and shortcomings must be addressed in our 2017 resolution plan, which is due on July 1, 2017.

If the Federal Reserve and FDIC jointly determine that we fail to address the deficiencies in our Oct. 1, 2016 submission, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. If we continue to fail to adequately remedy those deficiencies, we could be required to divest assets or operations that the regulators determine necessary to facilitate an orderly resolution. If the Federal Reserve and FDIC jointly determine that our 2017 resolution plan does not adequately address identified shortcomings, they may find that our 2017 resolution plan is not credible or will not facilitate an orderly resolution under the U.S. Bankruptcy Code.

Incentive Compensation Arrangements Proposal

Section 956 of the Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain financial institutions, including BNY Mellon. In April 2016, a joint proposed rule was released, replacing a previous 2011 proposal, which each of six agencies must separately approve.

The general qualitative requirements applicable to “covered institutions” with consolidated assets of at least $1 billion, including BNY Mellon, include (1) prohibiting incentive-based compensation arrangements that are determined to encourage inappropriate risks, (2) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss, (3) establishing requirements for performance measures to appropriately balance risk and reward, (4) requiring board of director oversight of incentive arrangements and (5) mandating appropriate recordkeeping. The proposal contemplates additional requirements for covered institutions with consolidated assets of at least $250 billion, such as BNY Mellon, including that incentive arrangements will have certain deferral, downward adjustments and forfeiture requirements and clawback provisions.

The comment period on the 2016 proposal closes in July 2016.

Single Counterparty Credit Limits

On March 4, 2016 the Federal Reserve issued its re-proposal to limit credit exposures to single counterparties. With respect to BNY Mellon, which is a “major covered company” as defined in the re-proposal, the re-proposal prohibits having aggregate net credit exposure in excess of 15% of its Tier 1 capital to a “major counterparty,” and 25% of its Tier 1 capital to any other counterparty. A “major counterparty” is any counterparty that is (i) a U.S. G-SIB; (ii) a foreign banking organization (“FBO”), that has the characteristics of a G-SIB under the BCBS G-SIB methodology; (iii) an FBO with respect to which the Federal Reserve determines that the FBO would be a G-SIB or that the U.S. IHC of the FBO would be a G-SIB; or (iv) is a nonbank financial company supervised by the Federal Reserve. BNY Mellon continues to evaluate the potential effects of this re-proposal on its operations. Comments on the proposed rule are due June 3, 2016.

Net Stable Funding Ratio Proposal

In April 2016 and May 2016, the FDIC and the Federal Reserve, respectively, proposed a rule, the net stable funding ratio (“NSFR”), that would implement a quantitative long-term liquidity requirement applicable to large and internationally active banking organizations, including BNY Mellon. The proposed rule would be effective Jan. 1, 2018. Comments on this proposal are due by Aug. 5, 2016.

The proposed NSFR rule would implement the Basel III framework’s similar test for medium- and long-

BNY Mellon 53

term funding of the assets and activities of banking entities over a one-year time horizon. Under the proposed rule, BNY Mellon’s NSFR would be expressed as a ratio of its available stable funding to its required stable funding amount, and BNY Mellon would be required to maintain an NSFR of 1.0. BNY Mellon continues to evaluate the potential effects of this re-proposal on its operations.

Department of Labor Fiduciary Rule

The U.S. Department of Labor has issued a final rule that, among other things, expands the definition of who is designated a “fiduciary” of an employee benefit plan or individual retirement account (“IRA”) under ERISA and the Internal Revenue Code, respectively. The final rule will be phased in beginning in April 2017 and will be fully phased in by Jan. 1, 2018. If designated an ERISA fiduciary, the entity or individual will be subject to various duties, liabilities, disclosure obligations, and restrictions related to the services it performs for ERISA plans and IRAs, as well as the compensation or other benefits the fiduciary receives in connection with those services. Certain BNY Mellon businesses interface and transact with clients and external business partners that will need to modify their practices in order to comply with the rule, which could adversely affect the financial results of such BNY Mellon businesses. BNY Mellon believes it will be able to conform its business practices to address changes required by the new rule.

BCBS Consultative Document on Operational Risk and Federal Reserve Comment

On March 4, 2016 the BCBS released a consultative document proposing revisions to its approach for calculating operational risk capital. The document proposes to replace the Advanced Measurement Approach in its regulatory framework with the Standardized Measurement Approach, a single non-model-based method. The Federal Reserve released guidance relating to the above consultative document which states that staff will contact affected banking organizations to discuss individual supervisory plans for calculating operational risk capital.

Deposit Insurance

On March 15, 2016, the FDIC issued a final rule that imposes on insured depository institutions with at least $10 billion in assets, which includes BNY Mellon, a surcharge of 4.5 basis points per annum until the fund reaches the required ratio of 1.35, which the FDIC estimates would take approximately two years. The FDIC has stated it expects that surcharges will commence in the second half of 2016. Based on March 31, 2016 assets, we estimate our annualized FDIC expense will increase by $35 million as a result of the final rule.

Interest Rate Risk in the Banking Book

On April 1, 2016 the Basel Committee issued final standards for risk management and supervision of interest rate risk in the banking book (“IRRBB”), which updates its 2004 Principles for the management and supervision of interest rate risk. These standards adopt a supervisory approach that includes quantitative calculation and disclosure and not a measure that imposes minimum capital requirements.

Proposed Rule on Contractual Stay of Qualified Financial Contracts

On May 3, 2016, the Federal Reserve issued a proposed rule that would require all U.S. G-SIBs, including BNY Mellon, and their subsidiaries that are not regulated by the OCC, as well as all U.S. operations of all non-U.S. G-SIBs, to implement contractual resolution stays with respect to all non-cleared qualified financial contracts (“QFCs”). The OCC is expected to issue a substantially identical proposal. QFCs generally include derivatives, repurchase agreements, and securities lending arrangements. All BNY Mellon entities that currently engage in QFC activities as principal have adhered the 2015 Resolution Stay Protocol developed by the International Swaps and Derivatives Association, Inc. that applies contractual resolution stay language to QFCs among Protocol adherents, which are primarily other G-SIBs and their subsidiaries. If implemented as proposed, the Federal Reserve’s rule would require BNY Mellon to ensure that certain contractual resolution stay language is included in all of its QFCs globally. In addition, several other jurisdictions where BNY Mellon and its QFC counterparties operate are in various stages of considering and implementing similar rules. BNY Mellon continues to monitor all relevant rulemaking with respect to contractual resolution stays and to evaluate the potential impact on its operations.

54 BNY Mellon

United Kingdom Referendum on the European Union

On June 23, 2016, the UK will conduct a referendum on whether the country should remain part of the European Union (“EU”). Certain of the Company’s EU operations are conducted from subsidiaries and branches based in the UK. In the event of a decision by the UK to leave the EU, BNY Mellon’s UK operations and their dealings with the remaining EU states would be subject to a legal, tax, and supervisory regime set forth in transitional arrangements agreed following the referendum. The transitional arrangements are expected to take years to finalize and fully implement. BNY Mellon cannot predict either the timing or the content of such transitional arrangements. We continue to prepare for and evaluate the most probable scenarios for the UK’s exit from the EU identified by the Company. Under certain scenarios, changes to BNY Mellon’s legal entity structure and operating model may be required as a result of the UK’s exit.

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

BNY Mellon 55

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing	$1,040	$1,032	$1,038
Clearing services	350	339	344
Issuer services	244	199	232
Treasury services	131	137	137
Total investment services fees	1,765	1,707	1,751
Investment management and performance fees	812	864	867
Foreign exchange and other trading revenue	175	173	229
Financing-related fees	54	51	40
Distribution and servicing	39	41	41
Investment and other income	105	93	60
Total fee revenue	2,950	2,929	2,988
Net securities gains — including other-than-temporary impairment	19	17	26
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	(1)	(4)	2
Net securities gains	20	21	24
Total fee and other revenue	2,970	2,950	3,012
Operations of consolidated investment management funds
Investment (loss) income	(3)	19	56
Interest of investment management fund note holders	3	3	4
(Loss) income from consolidated investment management funds	(6)	16	52
Net interest revenue
Interest revenue	883	834	807
Interest expense	117	74	79
Net interest revenue	766	760	728
Provision for credit losses	10	163	2
Net interest revenue after provision for credit losses	756	597	726
Noninterest expense
Staff	1,459	1,481	1,485
Professional, legal and other purchased services	278	328	302
Software	154	157	158
Net occupancy	142	148	151
Distribution and servicing	100	92	98
Furniture and equipment	65	68	70
Sub-custodian	59	60	70
Business development	57	75	61
Other	241	201	242
Amortization of intangible assets	57	64	66
Merger and integration, litigation and restructuring charges (recoveries)	17	18	(3)
Total noninterest expense	2,629	2,692	2,700
Income
Income before income taxes	1,091	871	1,090
Provision for income taxes	283	175	280
Net income	808	696	810
Net loss (income) attributable to noncontrolling interests (includes $7, $(5) and $(31) related to consolidated investment management funds, respectively)	9	(3)	(31)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	817	693	779
Preferred stock dividends	(13)	(56)	(13)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$804	$637	$766

56 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation (in millions)	Quarter ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$804	$637	$766
Less: Earnings allocated to participating securities	11	9	12
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$793	$628	$754

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
Basic	1,079,641	1,088,880	1,118,602
Common stock equivalents	14,963	16,944	18,667
Less: Participating securities	(9,320)	(9,439)	(10,963)
Diluted	1,085,284	1,096,385	1,126,306

Anti-dilutive securities (a)	33,720	27,316	37,517

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
Basic	$0.73	$0.58	$0.67
Diluted	$0.73	$0.57	$0.67

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

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
(in millions)
Net income	$808	$696	$810
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37	(164)	(601)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	163	(146)	134
Reclassification adjustment	(15)	(13)	(15)
Total unrealized gain (loss) on assets available-for-sale	148	(159)	119
Defined benefit plans:
Net gain (loss) arising during the period	2	42	(109)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	15	22	5
Total defined benefit plans	17	64	(104)
Net unrealized gain (loss) on cash flow hedges	3	—	(1)
Total other comprehensive income (loss), net of tax (a)	205	(259)	(587)
Net loss (income) attributable to noncontrolling interests	9	(3)	(31)
Other comprehensive loss (income) attributable to noncontrolling interests	5	14	39
Net comprehensive income	$1,027	$448	$231

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $210 million for the quarter ended March 31, 2016, $(245) million for the quarter ended Dec. 31, 2015 and $(548) million for the quarter ended March 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

58 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31,	Dec. 31,
(dollars in millions, except per share amounts)	2016	2015
Assets
Cash and due from:
Banks	$3,928	$6,537
Interest-bearing deposits with the Federal Reserve and other central banks	96,426	113,203
Interest-bearing deposits with banks	14,662	15,146
Federal funds sold and securities purchased under resale agreements	26,904	24,373
Securities:
Held-to-maturity (fair value of $42,231 and $43,204)	41,717	43,312
Available-for-sale	76,294	75,867
Total securities	118,011	119,179
Trading assets	6,526	7,368
Loans (includes $422 and $422, at fair value)	61,661	63,703
Allowance for loan losses	(162)	(157)
Net loans	61,499	63,546
Premises and equipment	1,377	1,379
Accrued interest receivable	545	562
Goodwill	17,604	17,618
Intangible assets	3,781	3,842
Other assets (includes $1,337 and $1,087, at fair value)	20,307	19,626
Subtotal assets of operations	371,570	392,379
Assets of consolidated investment management funds, at fair value:
Trading assets	1,186	1,228
Other assets	114	173
Subtotal assets of consolidated investment management funds, at fair value	1,300	1,401
Total assets	$372,870	$393,780
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$93,005	$96,277
Interest-bearing deposits in U.S. offices	52,124	51,704
Interest-bearing deposits in Non-U.S. offices	112,213	131,629
Total deposits	257,342	279,610
Federal funds purchased and securities sold under repurchase agreements	14,803	15,002
Trading liabilities	5,247	4,501
Payables to customers and broker-dealers	22,008	21,900
Other borrowed funds	828	523
Accrued taxes and other expenses	5,288	5,986
Other liabilities (including allowance for lending-related commitments of $125 and $118, also includes $950 and $392, at fair value)	6,129	5,490
Long-term debt (includes $372 and $359, at fair value)	21,686	21,547
Subtotal liabilities of operations	333,331	354,559
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	245	229
Other liabilities	9	17
Subtotal liabilities of consolidated investment management funds, at fair value	254	246
Total liabilities	333,585	354,805
Temporary equity
Redeemable noncontrolling interests	169	200
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 25,826 and 25,826 shares	2,552	2,552
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,320,883,792 and 1,312,941,113 shares	13	13
Additional paid-in capital	25,432	25,262
Retained earnings	20,593	19,974
Accumulated other comprehensive loss, net of tax	(2,390)	(2,600)
Less: Treasury stock of 243,801,160 and 227,598,128 common shares, at cost	(7,741)	(7,164)
Total The Bank of New York Mellon Corporation shareholders’ equity	38,459	38,037
Nonredeemable noncontrolling interests of consolidated investment management funds	657	738
Total permanent equity	39,116	38,775
Total liabilities, temporary equity and permanent equity	$372,870	$393,780

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Operating activities
Net income	$808	$810
Net loss (income) attributable to noncontrolling interests	9	(31)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	817	779
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	10	2
Pension plan contributions	(10)	(13)
Depreciation and amortization	364	340
Deferred tax (benefit)	(10)	(107)
Net securities (gains) and venture capital (income)	(22)	(21)
Change in trading activities	1,624	283
Originations of loans held-for-sale	(142)	—
Proceeds from the sales of loans originated for sale	199	—
Change in accruals and other, net	(1,036)	(1,334)
Net cash provided by (used for) operating activities	1,794	(71)
Investing activities
Change in interest-bearing deposits with banks	873	440
Change in interest-bearing deposits with the Federal Reserve and other central banks	17,927	6,978
Purchases of securities held-to-maturity	(1,240)	(10,575)
Paydowns of securities held-to-maturity	979	483
Maturities of securities held-to-maturity	1,831	3
Purchases of securities available-for-sale	(7,018)	(11,759)
Sales of securities available-for-sale	1,989	8,679
Paydowns of securities available-for-sale	2,032	2,008
Maturities of securities available-for-sale	3,393	3,803
Net change in loans	1,942	(3,333)
Sales of loans and other real estate	168	98
Change in federal funds sold and securities purchased under resale agreements	(2,510)	(7,965)
Change in seed capital investments	50	13
Purchases of premises and equipment/capitalized software	(148)	(162)
Acquisitions, net of cash	—	(9)
Other, net	(188)	1,353
Net cash provided by (used for) investing activities	20,080	(9,945)
Financing activities
Change in deposits	(23,675)	13,456
Change in federal funds purchased and securities sold under repurchase agreements	(199)	(3,550)
Change in payables to customers and broker-dealers	102	778
Change in other borrowed funds	251	6
Net proceeds from the issuance of long-term debt	997	1,993
Repayments of long-term debt	(1,200)	(2,005)
Proceeds from the exercise of stock options	42	81
Issuance of common stock	6	6
Treasury stock acquired	(577)	(400)
Common cash dividends paid	(186)	(192)
Preferred cash dividends paid	(13)	(13)
Other, net	(35)	76
Net cash (used for) provided by financing activities	(24,487)	10,236
Effect of exchange rate changes on cash	4	(23)
Change in cash and due from banks
Change in cash and due from banks	(2,609)	197
Cash and due from banks at beginning of period	6,537	6,970
Cash and due from banks at end of period	$3,928	$7,167
Supplemental disclosures
Interest paid	$170	$134
Income taxes paid	83	538
Income taxes refunded	25	869

See accompanying Notes to Consolidated Financial Statements.

60 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2015	$2,552	$13	$25,262	$19,974	$(2,600)	$(7,164)	$738	$38,775	(a)	$200
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		13
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(42)
Other net changes in noncontrolling interests	—	—	(6)	—	—	—	(75)	(81)		6
Net income (loss)	—	—	—	817	—	—	(7)	810		(2)
Other comprehensive income (loss)	—	—	—	—	210	—	1	211		(6)
Dividends:
Common stock at $0.17 per share	—	—	—	(185)	—	—	—	(185)		—
Preferred stock	—	—	—	(13)	—	—	—	(13)		—
Repurchase of common stock	—	—	—	—	—	(577)	—	(577)		—
Common stock issued under:
Employee benefit plans	—	—	8	—	—	—	—	8		—
Direct stock purchase and dividend reinvestment plan	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	163	—	—	—	—	163		—
Balance at March 31, 2016	$2,552	$13	$25,432	$20,593	$(2,390)	$(7,741)	$657	$39,116	(a)	$169

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,485 million at Dec. 31, 2015 and $35,907 million at March 31, 2016.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 61

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2015. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

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

Note 2 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter 2016.

At March 31, 2016, we are potentially obligated to pay additional consideration that could amount to $4 million over the next month for our acquired companies, based on contractual agreements. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

Acquisitions in 2015

On Jan. 2, 2015, BNY Mellon acquired Cutwater Asset Management, a U.S.-based fixed income and solutions specialist with approximately $23 billion in assets under management.

Dispositions in 2015

On July 31, 2015, BNY Mellon sold Meriten Investment Management GmbH (“Meriten”), a German-based investment management boutique for $40 million. As a result of this sale, we recorded an after-tax loss of $12 million. In addition, goodwill of $22 million and customer relationship intangible assets of $9 million were removed from the balance sheet as a result of this sale.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2016 and Dec. 31, 2015.

Securities at March 31, 2016	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$12,476	$500	$4	$12,972
U.S. Government agencies	402	8	—	410
State and political subdivisions	3,631	104	14	3,721
Agency RMBS	23,721	318	243	23,796
Non-agency RMBS	746	26	23	749
Other RMBS	993	8	21	980
Commercial MBS	1,258	17	10	1,265
Agency commercial MBS	4,225	81	11	4,295
CLOs	2,441	2	19	2,424
Other asset-backed securities	2,420	3	15	2,408
Foreign covered bonds	2,164	42	1	2,205
Corporate bonds	1,690	49	2	1,737
Sovereign debt/sovereign guaranteed	13,494	293	5	13,782
Other debt securities	2,947	55	1	3,001
Equity securities	2	—	—	2
Money market funds	862	—	—	862
Non-agency RMBS (a)	1,374	322	11	1,685
Total securities available-for-sale (b)	$74,846	$1,828	$380	$76,294
Held-to-maturity:
U.S. Treasury	$11,327	$141	$—	$11,468
U.S. Government agencies	1,488	2	—	1,490
State and political subdivisions	20	—	1	19
Agency RMBS	25,747	338	11	26,074
Non-agency RMBS	112	4	3	113
Other RMBS	210	—	13	197
Commercial MBS	9	—	—	9
Agency commercial MBS	562	10	—	572
Foreign covered bonds	80	1	—	81
Sovereign debt/sovereign guaranteed	2,132	46	—	2,178
Other debt securities	30	—	—	30
Total securities held-to-maturity	$41,717	$542	$28	$42,231
Total securities	$116,563	$2,370	$408	$118,525

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $78 million and gross unrealized losses of $234 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily are related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

Securities at Dec. 31, 2015	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$12,693	$175	$36	$12,832
U.S. Government agencies	386	2	1	387
State and political subdivisions	3,968	91	13	4,046
Agency RMBS	23,549	239	287	23,501
Non-agency RMBS	782	31	20	793
Other RMBS	1,072	10	21	1,061
Commercial MBS	1,400	8	16	1,392
Agency commercial MBS	4,031	24	35	4,020
CLOs	2,363	1	13	2,351
Other asset-backed securities	2,909	1	17	2,893
Foreign covered bonds	2,125	46	3	2,168
Corporate bonds	1,740	26	14	1,752
Sovereign debt/sovereign guaranteed	13,036	211	30	13,217
Other debt securities	2,732	46	3	2,775
Equity securities	3	1	—	4
Money market funds	886	—	—	886
Non-agency RMBS (a)	1,435	362	8	1,789
Total securities available-for-sale (b)	$75,110	$1,274	$517	$75,867
Held-to-maturity:
U.S. Treasury	$11,326	$25	$51	$11,300
U.S. Government agencies	1,431	—	6	1,425
State and political subdivisions	20	—	1	19
Agency RMBS	26,036	134	205	25,965
Non-agency RMBS	118	5	2	121
Other RMBS	224	1	10	215
Commercial MBS	9	—	—	9
Agency commercial MBS	503	—	9	494
Foreign covered bonds	76	—	—	76
Sovereign debt/sovereign guaranteed	3,538	22	11	3,549
Other debt securities	31	—	—	31
Total securities held-to-maturity	$43,312	$187	$295	$43,204
Total securities	$118,422	$1,461	$812	$119,071

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $84 million and gross unrealized losses of $248 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	1Q16	4Q15	1Q15
Realized gross gains	$22	$24	$25
Realized gross losses	—	(1)	—
Recognized gross impairments	(2)	(2)	(1)
Total net securities gains	$20	$21	$24

Temporarily impaired securities

At March 31, 2016, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-

maturity, an increase in interest rates through the date they were transferred. Specifically, $234 million of the unrealized losses at March 31, 2016 and $248 million at Dec. 31, 2015 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the estimated lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more at March 31, 2016 and Dec. 31, 2015.

Temporarily impaired securities at March 31, 2016	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$749	$4	$—	$—	$749	$4
State and political subdivisions	127	—	131	14	258	14
Agency RMBS	3,266	13	803	230	4,069	243
Non-agency RMBS	138	1	364	22	502	23
Other RMBS	30	—	294	21	324	21
Commercial MBS	270	2	253	8	523	10
Agency commercial MBS	1,381	9	124	2	1,505	11
CLOs	1,783	16	273	3	2,056	19
Other asset-backed securities	1,086	8	333	7	1,419	15
Corporate bonds	61	2	22	—	83	2
Sovereign debt/sovereign guaranteed	341	1	227	4	568	5
Non-agency RMBS (a)	78	5	46	6	124	11
Other debt securities	219	1	—	—	219	1
Foreign covered bonds	308	1	—	—	308	1
Total securities available-for-sale (b)	$9,837	$63	$2,870	$317	$12,707	$380
Held-to-maturity:
State and political subdivisions	$—	$—	$4	$1	$4	$1
Agency RMBS	3,229	6	986	5	4,215	11
Non-agency RMBS	42	1	28	2	70	3
Other RMBS	18	1	155	12	173	13
Total securities held-to-maturity	$3,289	$8	$1,173	$20	$4,462	$28
Total temporarily impaired securities	$13,126	$71	$4,043	$337	$17,169	$408

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
There were no gross unrealized losses for less than 12 months and gross unrealized losses for 12 months or more of $234 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2015	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,343	$36	$—	$—	$6,343	$36
U.S. Government agencies	148	1	10	—	158	1
State and political subdivisions	143	2	117	11	260	13
Agency RMBS	8,500	44	1,316	243	9,816	287
Non-agency RMBS	72	—	417	20	489	20
Other RMBS	2	—	298	21	300	21
Commercial MBS	567	9	224	7	791	16
Agency commercial MBS	2,551	31	172	4	2,723	35
CLOs	1,599	10	455	3	2,054	13
Other asset-backed securities	2,001	10	546	7	2,547	17
Corporate bonds	338	10	128	4	466	14
Sovereign debt/sovereign guaranteed	2,063	30	43	—	2,106	30
Non-agency RMBS (a)	45	1	52	7	97	8
Other debt securities	505	3	—	—	505	3
Foreign covered bonds	515	3	—	—	515	3
Total securities available-for-sale (b)	$25,392	$190	$3,778	$327	$29,170	$517
Held-to-maturity:
U.S. Treasury	$9,121	$51	$—	$—	$9,121	$51
U.S. Government agencies	1,122	6	—	—	1,122	6
State and political subdivisions	4	1	—	—	4	1
Agency RMBS	16,491	171	1,917	34	18,408	205
Non-agency RMBS	40	—	29	2	69	2
Other RMBS	9	—	166	10	175	10
Agency commercial MBS	494	9	—	—	494	9
Sovereign debt/sovereign guaranteed	2,161	11	—	—	2,161	11
Total securities held-to-maturity	$29,442	$249	$2,112	$46	$31,554	$295
Total temporarily impaired securities	$54,834	$439	$5,890	$373	$60,724	$812

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for less than 12 months of $8 million and gross unrealized losses for 12 months or more of $240 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2016.

Maturity distribution and yield on investment securities at March 31, 2016	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,641	0.56%	$50	2.56%	$470	2.32%	$4,863	1.01%	$—	—%	$8,024
Over 1 through 5 years	5,284	1.49	187	1.09	1,970	2.73	13,603	1.02	—	—	21,044
Over 5 through 10 years	1,381	1.93	173	2.46	1,055	4.06	2,036	1.31	—	—	4,645
Over 10 years	3,666	3.11	—	—	226	1.52	223	1.69	—	—	4,115
Mortgage-backed securities	—	—	—	—	—	—	—	—	32,770	3.07	32,770
Asset-backed securities	—	—	—	—	—	—	—	—	4,832	1.55	4,832
Equity securities (b)	—	—	—	—	—	—	—	—	864	—	864
Total	$12,972	1.80%	$410	1.85%	$3,721	2.98%	$20,725	1.06%	$38,466	2.81%	$76,294
Securities held-to-maturity:
One year or less	$1,601	0.98%	$25	0.64%	$—	—%	$218	0.43%	$—	—%	$1,844
Over 1 through 5 years	7,165	1.08	1,463	1.05	1	7.01	1,267	0.63	—	—	9,896
Over 5 through 10 years	2,561	2.06	—	—	4	6.80	757	0.70	—	—	3,322
Over 10 years	—	—	—	—	15	5.33	—	—	—	—	15
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,640	2.72	26,640
Total	$11,327	1.29%	$1,488	1.05%	$20	5.74%	$2,242	0.64%	$26,640	2.72%	$41,717

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

BNY Mellon 65

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2016 and Dec. 31, 2015.

Projected weighted-average default rates and loss severities
	March 31, 2016		Dec. 31, 2015
	Default rate	Severity	Default rate	Severity
Alt-A	32%	56%	33%	57%
Subprime	52%	71%	52%	75%
Prime	19%	39%	18%	40%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q16	4Q15	1Q15
Foreign covered bonds	$10	$—	$—
Agency RMBS	8	2	—
U.S. Treasury	1	3	23
Non-agency RMBS	(2)	10	(1)
Other	3	6	2
Total net securities gains	$20	$21	$24

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

Debt securities credit loss roll forward
(in millions)	1Q16	1Q15
Beginning balance as of Jan. 1	$91	$93
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	2	1
Less: Realized losses for securities sold	—	2
Ending balance as of March 31	$93	$92

Pledged assets

At March 31, 2016, BNY Mellon had pledged assets of $100 billion, including $84 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at March 31, 2016 included $88 billion of securities, $8 billion of loans, $2 billion of trading assets and $2 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes.  BNY Mellon regularly moves assets in and out of its pledged asset account at the Federal Reserve.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At Dec. 31, 2015, BNY Mellon had pledged assets of $101 billion, including $84 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window. The components of the assets pledged at Dec. 31, 2015 included $88 billion of securities, $8 billion of loans, $3 billion of trading assets and $2 billion of interest-bearing deposits with banks.

At March 31, 2016 and Dec. 31, 2015, pledged assets included $6 billion and $7 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At March 31, 2016 and Dec. 31, 2015, the market value of the securities received that can be sold or repledged was $53 billion and $52 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2016 and Dec. 31, 2015, the market value of securities collateral sold or repledged was $18 billion and $17 billion, respectively.

Restricted cash and securities

Cash and securities may also be segregated under federal and other regulations or requirements. At March 31, 2016 and Dec. 31, 2015, cash segregated under federal and other regulations or requirements was $4 billion and $4 billion, respectively. Segregated cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $1 billion at March 31, 2016 and $1 billion Dec. 31, 2015. Segregated securities were sourced from securities purchased under resale agreements at March 31, 2016 and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet. Segregated securities are included in trading assets on the consolidated balance sheet at Dec. 31, 2015.

Note 4 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2016 and Dec. 31, 2015.

Loans	March 31, 2016	Dec. 31, 2015
(in millions)
Domestic:
Financial institutions	$5,586	$6,640
Commercial	2,130	2,115
Wealth management loans and mortgages	13,882	13,247
Commercial real estate	4,282	3,899
Lease financings	978	1,007
Other residential mortgages	1,062	1,055
Overdrafts	917	911
Other	1,106	1,137
Margin loans	18,674	19,340
Total domestic	48,617	49,351
Foreign:
Financial institutions	7,317	9,259
Commercial	201	227
Wealth management loans and mortgages	93	100
Commercial real estate	44	46
Lease financings	743	850
Other (primarily overdrafts)	4,502	3,637
Margin loans	144	233
Total foreign	13,044	14,352
Total loans (a)	$61,661	$63,703

(a)	Net of unearned income of $592 million at March 31, 2016 and $674 million at Dec. 31, 2015 primarily on domestic and foreign lease financings.

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

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2016					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$82	$59	$31	$15	$19	$34	$—		$35	$275
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	—	—	—	2	—		—	2
Provision	6	3	1	1	(1)	(4)	—		4	10
Ending balance	$88	$62	$32	$16	$18	$32	$—		$39	$287
Allowance for:
Loan losses	$25	$40	$11	$16	$15	$32	$—		$23	$162
Lending-related commitments	63	22	21	—	3	—	—		16	125
Individually evaluated for impairment:
Loan balance	$—	$2	$171	$5	$8	$—	$—		$—	$186
Allowance for loan losses	—	1	—	2	1	—	—		—	4
Collectively evaluated for impairment:
Loan balance	$2,130	$3,927	$5,415	$973	$13,874	$993	$20,697	(a)	$13,044	$61,053
Allowance for loan losses	25	39	11	14	14	32	—		23	158

(a)	Includes $917 million of domestic overdrafts, $18,674 million of margin loans and $1,106 million of other loans at March 31, 2016.

Allowance for credit losses activity for the quarter ended Dec. 31, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$76	$62	$28	$18	$23	$35	$—		$38	$280
Charge-offs	—	—	(170)	—	—	—	—		—	(170)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	(170)	—	—	2	—		—	(168)
Provision	6	(3)	173	(3)	(4)	(3)	—		(3)	163
Ending balance	$82	$59	$31	$15	$19	$34	$—		$35	$275
Allowance for:
Loan losses	$24	$37	$9	$15	$15	$34	$—		$23	$157
Lending-related commitments	58	22	22	—	4	—	—		12	118
Individually evaluated for impairment:
Loan balance	$—	$1	$171	$—	$8	$—	$—		$—	$180
Allowance for loan losses	—	1	—	—	1	—	—		—	2
Collectively evaluated for impairment:
Loan balance	$2,115	$3,496	$6,469	$1,007	$13,239	$1,035	$21,388	(a)	$14,352	$63,101
Allowance for loan losses	24	36	9	15	14	34	—		23	155

(a)	Includes $911 million of domestic overdrafts, $19,340 million of margin loans and $1,137 million of other loans at Dec. 31, 2015.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2015					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$60	$50	$31	$32	$22	$41	$—		$44	$280
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	—	—	—	—	—	1	—		—	1
Provision	5	3	2	(1)	(1)	(2)	—		(4)	2
Ending balance	$65	$53	$33	$31	$21	$40	$—		$40	$283
Allowance for:
Loan losses	$20	$31	$19	$31	$16	$40	$—		$33	$190
Lending-related commitments	45	22	14	—	5	—	—		7	93
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,686	$2,881	$5,665	$1,197	$11,539	$1,181	$22,079	(a)	$15,950	$62,178
Allowance for loan losses	20	31	19	31	15	40	—		33	189

(a)	Includes $1,513 million of domestic overdrafts, $19,459 million of margin loans and $1,107 million of other loans at March 31, 2015.

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2016	Dec. 31, 2015

Nonperforming loans:
Financial institutions	$171	$171
Other residential mortgages	99	102
Wealth management loans and mortgages	11	11
Lease financings	5	—
Commercial real estate	2	2
Total nonperforming loans	288	286
Other assets owned	4	6
Total nonperforming assets	$292	$292

At March 31, 2016, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	1Q16	4Q15	1Q15
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—
Amount by which interest income would have increased if nonperforming loans at year-end had been performing for the entire period	$1	$2	$2

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2016		Dec. 31, 2015		March 31, 2015
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate	$1	$—	$1	$—	$—	$—
Wealth management loans and mortgages	6	—	6	—	6	—
Lease financings	2	—	—	—	—	—
Total impaired loans with an allowance	9	—	7	—	6	—
Impaired loans without an allowance:
Commercial real estate	1	—	—	—	—	—
Financial institutions	171	—	1	—	—	—
Wealth management loans and mortgages	2	—	2	—	2	—
Total impaired loans without an allowance (a)	174	—	3	—	2	—
Total impaired loans	$183	$—	$10	$—	$8	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2016			Dec. 31, 2015
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial real estate	$1	$4	$1	$1	$3	$1
Wealth management loans and mortgages	6	6	1	6	7	1
Lease financings	5	5	2	—	—	—
Total impaired loans with an allowance	12	15	4	7	10	2
Impaired loans without an allowance:
Commercial real estate	1	1	N/A	—	—	N/A
Financial institutions	171	312	N/A	171	312	N/A
Wealth management loans and mortgages	2	2	N/A	2	2	N/A
Total impaired loans without an allowance (b)	174	315	N/A	173	314	N/A
Total impaired loans (c)	$186	$330	$4	$180	$324	$2

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes less than $1 million and an aggregate of $2 million of impaired loans in amounts individually less than $1 million at March 31, 2016 and Dec. 31, 2015, respectively. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2016 and Dec. 31, 2015.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	March 31, 2016				Dec. 31, 2015
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Commercial real estate	$44	$7	$—	$51	$57	$11	$—	$68
Financial institutions	1	—	—	1	—	—	—	—
Wealth management loans and mortgages	26	—	1	27	69	2	1	72
Other residential mortgages	15	4	4	23	22	5	4	31
Total past due loans	$86	$11	$5	$102	$148	$18	$5	$171

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

The following table presents TDRs that occurred in the first quarter of 2016, fourth quarter of 2015 and first quarter of 2015.

TDRs	1Q16			4Q15			1Q15
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	13	$3	$3	15	$3	$4	19	$4	$4
Wealth management loans and mortgages	2	—	—	4	—	—	—	—	—
Total TDRs	15	$3	$3	19	$3	$4	19	$4	$4

Other residential mortgages

The modifications of the other residential mortgage loans in the first quarter of 2016, fourth quarter of 2015 and first quarter of 2015 consisted of reducing the stated interest rates and, in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were six residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the first quarter of 2016. The total recorded investment of these loans was $1 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions which are continually evaluated and may change over time.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015
Investment grade	$2,014	$2,026	$3,276	$2,678	$9,527	$13,965
Non-investment grade	317	316	1,050	1,267	3,376	1,934
Total	$2,331	$2,342	$4,326	$3,945	$12,903	$15,899

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2016	Dec. 31, 2015
Wealth management loans:
Investment grade	$6,813	$6,529
Non-investment grade	173	171
Wealth management mortgages	6,989	6,647
Total	$13,975	$13,347

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high net worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2016.

At March 31, 2016, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 21%; Massachusetts - 13%; Florida - 8%; and other - 35%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,062 million at March 31, 2016 and $1,055 million at Dec. 31, 2015. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2016 are $268 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2016, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 15% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,364 million at March 31, 2016 and $4,483 million at Dec. 31, 2015. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $18,818 million of secured margin loans on our balance sheet at March 31, 2016 compared with $19,573 million at Dec. 31, 2015. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 5 - Goodwill and intangible assets

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	(a)	Other	(a)	Consolidated
Balance at Dec. 31, 2015	$9,207	$8,366		$45		$17,618
Foreign currency translation	(32)	18		—		(14)
Balance at March 31, 2016	$9,175	$8,384		$45		$17,604

Goodwill by business (in millions)	Investment Management	(b)	Investment Services	(a)	Other	(a)(b)	Consolidated
Balance at Dec. 31, 2014	$9,328		$8,471		$70		$17,869
Acquisitions	10		—		—		10
Foreign currency translation	(106)		(107)		(3)		(216)
Balance at March 31, 2015	$9,232		$8,364		$67		$17,663

(a)	Includes the reclassification of goodwill associated with credit-related activities from the Other segment to Investment Services.

(b)	Includes the reclassification of goodwill associated with Meriten Investment Management GmbH from Investment Management to the Other segment.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$1,807	$1,186	$849	$3,842
Amortization	(19)	(38)	—	(57)
Foreign currency translation	(6)	2	—	(4)
Balance at March 31, 2016	$1,782	$1,150	$849	$3,781

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2014	$1,911		$1,355	$861		$4,127
Acquisitions	9		—	—		9
Amortization	(24)		(41)	(1)		(66)
Foreign currency translation	(15)		(7)	(1)		(23)
Balance at March 31, 2015	$1,881		$1,307	$859		$4,047

(a)	Includes the reclassification of intangible assets associated with Meriten from Investment Management to the Other segment.

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2016				Dec. 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer relationships—Investment Management	$1,584	$(1,245)	$339	11 years	$1,593	$(1,235)	$358
Customer contracts—Investment Services	2,256	(1,481)	775	10 years	2,260	(1,450)	810
Other	38	(30)	8	3 years	40	(31)	9
Total subject to amortization	3,878	(2,756)	1,122	10 years	3,893	(2,716)	1,177
Not subject to amortization: (b)
Trade name	1,356	N/A	1,356	N/A	1,358	N/A	1,358
Customer relationships	1,303	N/A	1,303	N/A	1,307	N/A	1,307
Total not subject to amortization	2,659	N/A	2,659	N/A	2,665	N/A	2,665
Total intangible assets	$6,537	$(2,756)	$3,781	N/A	$6,558	$(2,716)	$3,842

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2016	$234
2017	212
2018	180
2019	106
2020	95

Note 6 - Other assets

Other assets	March 31,	Dec. 31,
(in millions)	2016	2015
Corporate/bank-owned life insurance	$4,722	$4,704
Accounts receivable	4,548	3,535
Equity in joint venture and other investments (a)	3,328	3,329
Fails to deliver	1,440	1,494
Income taxes receivable	1,415	1,554
Software	1,363	1,355
Fair value of hedging derivatives	949	716
Prepaid pension assets	766	727
Prepaid expenses	519	464
Due from customers on acceptances	234	258
Other	1,023	1,490
Total other assets	$20,307	$19,626

(a)	Includes Federal Reserve Bank stock of $454 million and $453 million, respectively, at cost.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Certain seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors. As part of that activity we make seed capital investments in certain funds. BNY Mellon also holds private equity investments, specifically in small business investment companies (“SBICs”), which are compliant with the Volcker Rule. Seed capital and private equity investments are included in other assets.

The fair value of certain of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments that have been valued using NAV.

Seed capital and private equity investments valued using NAV
	March 31, 2016				Dec. 31, 2015
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$71	$1	Daily-quarterly	1-180 days	$83	$1	Daily-quarterly	1-180 days
Private equity investments (SBICs) (b)	38	58	N/A	N/A	34	58	N/A	N/A
Total	$109	$59			$117	$59

(a)	Other funds include various leveraged loans, structured credit funds and hedge funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

N/A - Not applicable.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $891 million at March 31, 2016 and $918 million at Dec. 31, 2015. Commitments to fund future investments in qualified affordable housing projects totaled $380 million at March 31, 2016 and $393 million at Dec. 31, 2015. A summary of the commitments to fund future investments is as follows: 2016—$208 million; 2017—$53 million; 2018—$100 million; 2019—$2 million; 2020—$5 million and 2021 and thereafter—$12 million.

Tax credits and other tax benefits recognized were $38 million in the first quarter of 2016, $33 million in the first quarter of 2015 and $32 million in the fourth quarter of 2015.

Amortization expense included in the provision for income taxes was $28 million in the first quarter of 2016, $24 million in the first quarter of 2015 and $25 million in the fourth quarter of 2015.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Note 7 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Interest revenue
Non-margin loans	$205	$187	$173
Margin loans	63	53	50
Securities:
Taxable	444	453	439
Exempt from federal income taxes	18	19	22
Total securities	462	472	461
Deposits with banks	26	22	30
Deposits with the Federal Reserve and other central banks	61	39	45
Federal funds sold and securities purchased under resale agreements	49	42	30
Trading assets	17	19	18
Total interest revenue	883	834	807
Interest expense
Deposits	15	5	15
Federal funds purchased and securities sold under repurchase agreements	9	(1)	(3)
Trading liabilities	2	2	2
Other borrowed funds	2	2	2
Customer payables	4	2	2
Long-term debt	85	64	61
Total interest expense	117	74	79
Net interest revenue	$766	$760	$728

Note 8 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2016			March 31, 2015
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$8	$1	$15	$8	$1
Interest cost	45	9	2	43	10	2
Expected return on assets	(82)	(13)	(2)	(83)	(13)	(2)
Curtailment (gain)	—	—	—	(30)	—	—
Other	18	4	(1)	31	6	—
Net periodic benefit (credit) cost	$(19)	$8	$—	$(24)	$11	$1

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges (recoveries) on the consolidated income statement. Restructuring charges recorded in 2014 related to corporate-level initiatives and were therefore recorded in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan. In the first quarter of 2016, we recorded net restructuring recoveries of $1 million.

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology and operations. The initial restructuring charge consisted of $125 million of severance costs. In the first quarter of 2016, no additional restructuring charges were recorded. The following table presents the activity in the reserve through March 31, 2016.

Streamlining actions 2014 – restructuring reserve activity
(in millions)	Total
Original restructuring charge	$125
Net additional charges	75
Utilization	(171)
Balance at Dec. 31, 2015	29
Net additional charges	—
Utilization	(15)
Balance at March 31, 2016	$14

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions 2014 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	1Q16	4Q15
Investment Management	$1	$—	$36
Investment Services	(1)	(4)	84
Other segment (including Business Partners)	—	(1)	80
Total restructuring charge (recovery)	$—	$(5)	$200

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge consisted of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. We recorded a $1 million net recovery in the first quarter of 2016 related to this program. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through March 31, 2016.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	84	(57)	27
Utilization	(153)	28	(125)
Balance at Dec. 31, 2015	9	—	9
Net additional (recovery)	(1)	—	(1)
Utilization	(1)	—	(1)
Balance at March 31, 2016	$7	$—	$7

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	1Q16	4Q15
Investment Management	$—	$1	$49
Investment Services	—	—	82
Other segment (including Business Partners)	(1)	—	2
Total restructuring charge (recovery)	$(1)	$1	$133

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 10 - Income taxes

BNY Mellon recorded an income tax provision of $283 million (25.9% effective tax rate) in the first quarter of 2016 and $280 million (25.7% effective tax rate) in the first quarter of 2015. Both effective tax rates primarily reflect tax benefits from foreign operations and tax-exempt income.

Our total tax reserves as of March 31, 2016 were $175 million compared with $649 million at Dec. 31, 2015. If these tax reserves were unnecessary, $175 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2016 is accrued interest, where applicable, of $18 million. The additional tax expense related to interest for the quarter ended March 31, 2016 was $2 million compared with a tax benefit of $2 million for the quarter ended Dec. 31, 2015.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $63 million as a result of adjustments related to tax years that are still subject to examination.

On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’s disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. In 2013, BNY Mellon received an adverse decision from the U.S. Tax Court. Accordingly, we recorded a full reserve for the matter. BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 9, 2015, the Second Circuit affirmed the Tax Court decision. On Nov. 2, 2015, BNY Mellon filed a petition for review with the Supreme Court of the United States, seeking reversal of the Second Circuit Court of Appeals decision. On March 7, 2016, the Supreme Court denied our petition for review. Accordingly, our tax reserve and accrued interest were reduced by $467 million and $178 million, respectively, with no impact to earnings in the first quarter of 2016. See Note 17 of the Notes to Consolidated Financial Statements for additional information.

Our federal income tax returns are closed to examination through 2010. Our New York State tax returns are closed to examination through 2012. Our New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2012.

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2016 and Dec. 31, 2015 based on the assessments performed in accordance with ASC 810, as amended by ASU 2015-02. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Investments consolidated at March 31, 2016
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	1,186		—	1,186
Other assets	114		—	114
Total assets	$1,300	(a)	$400	$1,700
Trading liabilities	$245		$—	$245
Other liabilities	9		372	381
Total liabilities	$254	(a)	$372	$626
Nonredeemable noncontrolling interests	$657	(a)	$—	$657

(a)	Includes VMEs with assets of $255 million, liabilities of $2 million and nonredeemable noncontrolling interests of $68 million.

Investments consolidated at Dec. 31, 2015
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	1,228		—	1,228
Other assets	173		—	173
Total assets	$1,401	(a)	$400	$1,801
Trading liabilities	$229		$—	$229
Other liabilities	17		359	376
Total liabilities	$246	(a)	$359	$605
Nonredeemable noncontrolling interests	$738	(a)	$—	$738

(a)	Includes VMEs with assets of $190 million, liabilities of $1 million and nonredeemable noncontrolling interests of $5 million.

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2016 and Dec. 31, 2015, the following assets related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements.

Non-consolidated VIEs at March 31, 2016
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$193	$—	$193

Non-consolidated VIEs at Dec. 31, 2015
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$189	$—	$189

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 12 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2016 and Dec. 31, 2015.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Series E	Noncumulative Perpetual Preferred Stock	4.95% commencing Dec. 20, 2015 to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	$100,000	10,000	10,000	990	990
Total				25,826	25,826	$2,552	$2,552

(a)	The carrying value of the Series C, Series D and Series E preferred stock is recorded net of issuance costs.

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

On March 21, 2016, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in March 2016 to holders of record as of the close of business on March 5, 2016:

•
$1,011.11 per share on the Series A Preferred Stock (equivalent to $10.1111 per Normal Preferred Capital Security of Mellon Capital IV, each representing a 1/100th interest in a share of Series A Preferred Stock); and

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of Series C Preferred Stock).

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Note 13 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	March 31, 2016			Dec. 31, 2015			March 31, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$45	$(8)	$37	$(122)	$(42)	$(164)	$(503)	$(98)	$(601)
Total foreign currency translation	45	(8)	37	(122)	(42)	(164)	(503)	(98)	(601)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	243	(80)	163	(235)	89	(146)	202	(68)	134
Reclassification adjustment (b)	(20)	5	(15)	(21)	8	(13)	(24)	9	(15)
Net unrealized gain (loss) on assets available-for-sale	223	(75)	148	(256)	97	(159)	178	(59)	119
Defined benefit plans:
Net gain (loss) arising during the period	3	(1)	2	77	(35)	42	(185)	76	(109)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	22	(7)	15	33	(11)	22	7	(2)	5
Total defined benefit plans	25	(8)	17	110	(46)	64	(178)	74	(104)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(81)	27	(54)	—	—	—	2	5	7
Reclassification adjustment (b)	86	(29)	57	—	—	—	(3)	(5)	(8)
Net unrealized gain (loss) on cash flow hedges	5	(2)	3	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$298	$(93)	$205	$(268)	$9	$(259)	$(504)	$(83)	$(587)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

(b)
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

Note 14 - Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2015 Annual Report for information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2016 and Dec. 31, 2015, by caption on the consolidated balance sheet and by valuation hierarchy (as described above). We have included credit ratings information in certain of

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2016.

Assets measured at fair value on a recurring basis at March 31, 2016
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$12,972	$—	$—	$—	$12,972
U.S. Government agencies	—	410	—	—	410
Sovereign debt/sovereign guaranteed	136	13,646	—	—	13,782
State and political subdivisions (b)	—	3,721	—	—	3,721
Agency RMBS	—	23,796	—	—	23,796
Non-agency RMBS	—	749	—	—	749
Other RMBS	—	980	—	—	980
Commercial MBS	—	1,265	—	—	1,265
Agency commercial MBS	—	4,295	—	—	4,295
CLOs	—	2,424	—	—	2,424
Other asset-backed securities	—	2,408	—	—	2,408
Equity securities	2	—	—	—	2
Money market funds (b)	862	—	—	—	862
Corporate bonds	—	1,737	—	—	1,737
Other debt securities	—	3,001	—	—	3,001
Foreign covered bonds	1,957	248	—	—	2,205
Non-agency RMBS (c)	—	1,685	—	—	1,685
Total available-for-sale securities	15,929	60,365	—	—	76,294
Trading assets:
Debt and equity instruments (b)	256	1,916	—	—	2,172
Derivative assets not designated as hedging:
Interest rate	21	12,376	—	(10,343)	2,054
Foreign exchange	—	5,707	—	(3,484)	2,223
Equity and other contracts	8	128	—	(59)	77
Total derivative assets not designated as hedging	29	18,211	—	(13,886)	4,354
Total trading assets	285	20,127	—	(13,886)	6,526
Loans	—	353	69	—	422
Other assets:
Derivative assets designated as hedging:
Interest rate	—	756	—	—	756
Foreign exchange	—	193	—	—	193
Total derivative assets designated as hedging	—	949	—	—	949
Other assets (d)	198	81	—	—	279
Other assets measured at net asset value					109
Total other assets	198	1,030	—	—	1,337
Subtotal assets of operations at fair value	16,412	81,875	69	(13,886)	84,579
Percentage of assets prior to netting	17%	83%	—%
Assets of consolidated investment management funds:
Trading assets	481	705	—	—	1,186
Other assets	104	10	—	—	114
Total assets of consolidated investment management funds	585	715	—	—	1,300
Total assets	$16,997	$82,590	$69	$(13,886)	$85,879
Percentage of assets prior to netting	17%	83%	—%

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2016
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$316	$163	$—	$—	$479
Derivative liabilities not designated as hedging:
Interest rate	31	12,300	—	(10,468)	1,863
Foreign exchange	—	5,829	—	(2,997)	2,832
Equity and other contracts	—	133	—	(60)	73
Total derivative liabilities not designated as hedging	31	18,262	—	(13,525)	4,768
Total trading liabilities	347	18,425	—	(13,525)	5,247
Long-term debt (b)	—	372	—	—	372
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	818	—	—	818
Foreign exchange	—	129	—	—	129
Total derivative liabilities designated as hedging	—	947	—	—	947
Other liabilities	—	3	—	—	3
Total other liabilities	—	950	—	—	950
Subtotal liabilities of operations at fair value	347	19,747	—	(13,525)	6,569
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	245	—	—	245
Other liabilities	1	8	—	—	9
Total liabilities of consolidated investment management funds	1	253	—	—	254
Total liabilities	$348	$20,000	$—	$(13,525)	$6,823
Percentage of liabilities prior to netting	2%	98%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$12,832	$—	$—	$—	$12,832
U.S. Government agencies	—	387	—	—	387
Sovereign debt/sovereign guaranteed	35	13,182	—	—	13,217
State and political subdivisions (b)	—	4,046	—	—	4,046
Agency RMBS	—	23,501	—	—	23,501
Non-agency RMBS	—	793	—	—	793
Other RMBS	—	1,061	—	—	1,061
Commercial MBS	—	1,392	—	—	1,392
Agency commercial MBS	—	4,020	—	—	4,020
CLOs	—	2,351	—	—	2,351
Other asset-backed securities	—	2,893	—	—	2,893
Equity securities	4	—	—	—	4
Money market funds (b)	886	—	—	—	886
Corporate bonds	—	1,752	—	—	1,752
Other debt securities	—	2,775	—	—	2,775
Foreign covered bonds	1,966	202	—	—	2,168
Non-agency RMBS (c)	—	1,789	—	—	1,789
Total available-for-sale securities	15,723	60,144	—	—	75,867
Trading assets:
Debt and equity instruments (b)	1,232	2,167	—	—	3,399
Derivative assets not designated as hedging:
Interest rate	10	10,034	—	(8,071)	1,973
Foreign exchange	—	4,905	—	(2,981)	1,924
Equity and other contracts	15	120	—	(63)	72
Total derivative assets not designated as hedging	25	15,059	—	(11,115)	3,969
Total trading assets	1,257	17,226	—	(11,115)	7,368
Loans	—	422	—	—	422
Other assets:
Derivative assets designated as hedging:
Interest rate	—	497	—	—	497
Foreign exchange	—	219	—	—	219
Total derivative assets designated as hedging	—	716	—	—	716
Other assets (d)	192	62	—	—	254
Other assets measured at net asset value					117
Total other assets	192	778	—	—	1,087
Subtotal assets of operations at fair value	17,172	78,570	—	(11,115)	84,744
Percentage of assets prior to netting	18%	82%	—%
Assets of consolidated investment management funds:
Trading assets	455	773	—	—	1,228
Other assets	157	16	—	—	173
Total assets of consolidated investment management funds	612	789	—	—	1,401
Total assets	$17,784	$79,359	$—	$(11,115)	$86,145
Percentage of assets prior to netting	18%	82%	—%

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$422	$152	$—	$—	$574
Derivative liabilities not designated as hedging:
Interest rate	5	9,957	—	(8,235)	1,727
Foreign exchange	—	4,682	—	(2,567)	2,115
Equity and other contracts	5	147	—	(67)	85
Total derivative liabilities not designated as hedging	10	14,786	—	(10,869)	3,927
Total trading liabilities	432	14,938	—	(10,869)	4,501
Long-term debt (b)	—	359	—	—	359
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	372	—	—	372
Foreign exchange	—	20	—	—	20
Total other liabilities - derivative liabilities designated as hedging	—	392	—	—	392
Subtotal liabilities of operations at fair value	432	15,689	—	(10,869)	5,252
Percentage of liabilities prior to netting	3%	97%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	229	—	—	229
Other liabilities	1	16	—	—	17
Total liabilities of consolidated investment management funds	1	245	—	—	246
Total liabilities	$433	$15,934	$—	$(10,869)	$5,498
Percentage of liabilities prior to netting	3%	97%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2016					Dec. 31, 2015
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$65	—%	—%	—%	100%	$66	—%	—%	—%	100%
2006	109	—	—	—	100	115	—	—	—	100
2005	219	21	7	12	60	234	19	9	13	59
2004 and earlier	356	4	3	26	67	378	4	4	26	66
Total non-agency RMBS	$749	8%	4%	16%	72%	$793	8%	4%	16%	72%
Commercial MBS - Domestic, originated in:
2009-2015	$636	84%	16%	—%	—%	$626	83%	17%	—%	—%
2008	15	100	—	—	—	16	100	—	—	—
2007	298	65	19	16	—	304	62	22	16	—
2006	258	77	23	—	—	384	76	24	—	—
Total commercial MBS - Domestic	$1,207	78%	18%	4%	—%	$1,330	76%	20%	4%	—%
Foreign covered bonds:
Canada	$1,223	100%	—%	—%	—%	$1,014	100%	—%	—%	—%
United Kingdom	378	100	—	—	—	363	100	—	—	—
Norway	199	100	—	—	—	191	100	—	—	—
Netherlands	176	100	—	—	—	214	100	—	—	—
Other	229	100	—	—	—	386	100	—	—	—
Total foreign covered bonds	$2,205	100%	—%	—%	—%	$2,168	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$693	84%	16%	—%	—%	$780	85%	15%	—%	—%
Netherlands	223	100	—	—	—	222	100	—	—	—
Ireland	121	—	46	54	—	121	—	45	55	—
Total European floating rate notes - available-for-sale	$1,037	78%	16%	6%	—%	$1,123	79%	15%	6%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,068	100%	—%	—%	—%	$2,941	100%	—%	—%	—%
France	2,177	100	—	—	—	2,008	100	—	—	—
Spain	2,054	—	—	100	—	1,955	—	—	100	—
Germany	1,823	100	—	—	—	1,683	100	—	—	—
Italy	1,492	—	—	100	—	1,398	—	—	100	—
Netherlands	1,064	100	—	—	—	1,055	100	—	—	—
Belgium	1,002	100	—	—	—	1,108	100	—	—	—
Ireland	808	—	—	100	—	772	—	—	100	—
Other (b)	294	66	—	—	34	297	68	—	32	—
Total sovereign debt/sovereign guaranteed	$13,782	68%	—%	31%	1%	$13,217	68%	—%	32%	—%
Non-agency RMBS (c), originated in:
2007	$474	—%	—%	—%	100%	$502	—%	—%	—%	100%
2006	499	—	—	—	100	530	—	1	—	99
2005	543	—	2	1	97	580	—	2	1	97
2004 and earlier	169	—	3	9	88	177	—	3	9	88
Total non-agency RMBS (c)	$1,685	—%	1%	1%	98%	$1,789	—%	1%	1%	98%

(a)
At March 31, 2016 and Dec. 31, 2015, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Includes $99 million of noninvestment grade sovereign debt at March 31, 2016 and $95 million of investment grade sovereign debt at Dec. 31, 2015 related to Brazil.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the quarters ended March 31, 2016 and 2015 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the quarter ended March 31, 2016
(in millions)	Loans
Fair value at Dec. 31, 2015	$—
Transfers into Level 3	19
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	2	(a)
Purchases	48
Fair value at March 31, 2016	$69
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$2

(a)	Reported in investment and other income.

Fair value measurements for assets using significant unobservable inputs for the quarter ended March 31, 2015
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2014	$11		$9		$70		$90
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(1)	(c)	(2)	(d)	(3)
Purchases, sales and settlements:
Purchases	—		—		7		7
Sales	—		—		(21)		(21)
Settlements	—		(2)		—		(2)
Fair value at March 31, 2015	$11		$6		$54		$71
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$(1)		$—		$(1)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the quarter ended March 31, 2015
	Trading liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2014	$9
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(1)	(b)
Settlements	(2)
Fair value at March 31, 2015	$6
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

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

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2016 and Dec. 31, 2015, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2016 and Dec. 31, 2015.

Assets measured at fair value on a nonrecurring basis at March 31, 2016				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$94	$178	$272
Other assets (b)	—	4	—	4
Total assets at fair value on a nonrecurring basis	$—	$98	$178	$276

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2015				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$97	$174	$271
Other assets (b)	—	6	—	6
Total assets at fair value on a nonrecurring basis	$—	$103	$174	$277

(a)
During the quarters ended March 31, 2016 and Dec. 31, 2015, the fair value of these loans decreased less than $1 million and $1 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at March 31, 2016	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Loans:
Home Equity Conversion Mortgages	$69	Discounted cash flow	Discount Spreads	80-150 bps
			Prepayment Rates	7-100 CPR
			Line of Credit Draw Rates	0%-20%
CPR - Conditional prepayment rate

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2016 and Dec. 31, 2015, by caption on the consolidated balance sheet and by the valuation hierarchy. See Note 20 of the Notes to Consolidated Financial Statements in our 2015 Annual Report for additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$96,426	$—	$96,426	$96,426
Interest-bearing deposits with banks	—	14,667	—	14,667	14,662
Federal funds sold and securities purchased under resale agreements	—	26,904	—	26,904	26,904
Securities held-to-maturity	11,549	30,682	—	42,231	41,717
Loans	—	59,580	—	59,580	59,356
Other financial assets	3,928	1,078	—	5,006	5,006
Total	$15,477	$229,337	$—	$244,814	$244,071
Liabilities:
Noninterest-bearing deposits	$—	$93,005	$—	$93,005	$93,005
Interest-bearing deposits	—	162,709	—	162,709	164,337
Federal funds purchased and securities sold under repurchase agreements	—	14,803	—	14,803	14,803
Payables to customers and broker-dealers	—	22,008	—	22,008	22,008
Borrowings	—	950	—	950	950
Long-term debt	—	21,881	—	21,881	21,314
Total	$—	$315,356	$—	$315,356	$316,417

Summary of financial instruments	Dec. 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$113,203	$—	$113,203	$113,203
Interest-bearing deposits with banks	—	15,150	—	15,150	15,146
Federal funds sold and securities purchased under resale agreements	—	24,373	—	24,373	24,373
Securities held-to-maturity	11,376	31,828	—	43,204	43,312
Loans	—	61,421	—	61,421	61,267
Other financial assets	6,537	1,096	—	7,633	7,633
Total	$17,913	$247,071	$—	$264,984	$264,934
Liabilities:
Noninterest-bearing deposits	$—	$96,277	$—	$96,277	$96,277
Interest-bearing deposits	—	182,410	—	182,410	183,333
Federal funds purchased and securities sold under repurchase agreements	—	15,002	—	15,002	15,002
Payables to customers and broker-dealers	—	21,900	—	21,900	21,900
Borrowings	—	698	—	698	698
Long-term debt	—	21,494	—	21,494	21,188
Total	$—	$337,781	$—	$337,781	$338,398

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized
(in millions)			Gain	(Loss)
March 31, 2016
Securities available-for-sale	$8,602	$8,025	$—	$(796)
Long-term debt	18,667	17,950	754	(22)
Dec. 31, 2015
Securities available-for-sale	$7,978	$7,918	$16	$(359)
Long-term debt	18,231	17,850	479	(14)

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Note 15 - Fair value option

We elected fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2016	Dec. 31, 2015
(in millions)
Assets of consolidated investment management funds:
Trading assets	$1,186	$1,228
Other assets	114	173
Total assets of consolidated investment management funds	$1,300	$1,401
Liabilities of consolidated investment management funds:
Trading liabilities	$245	$229
Other liabilities	9	17
Total liabilities of consolidated investment management funds	$254	$246

BNY Mellon values the assets and liabilities of its consolidated asset management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used.  Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated asset management funds.  Changes in the value of the assets and liabilities are recorded in the income statement as investment income of consolidated investment management funds and in the interest of investment management fund note holders, respectively.

We have elected the fair value option on $404 million and $419 million of loans at March 31, 2016 and Dec. 31, 2015, respectively. The fair value of these loans was $422 million at March 31, 2016 and $422 million at Dec. 31, 2015. A portion of these loans were valued using observable market inputs to discount expected loan cash flows and are included in Level 2 of the valuation hierarchy. The remaining loans were valued using a discounted cash flow methodology that incorporates both observable and unobservable inputs, with prepayment and draw behavior forecast at the loan-level. These loans are included in Level 3 of the valuation hierarchy.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $372 million at March 31, 2016 and $359 million at Dec. 31, 2015. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of the loans and long-term debt and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Loans:
Investment and other income	$18	$3	$2
Long-term debt:
Foreign exchange and other trading revenue	$(13)	$3	$(8)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first quarter of 2016. Recoveries of less than $1 million were recorded in the first quarter of 2015.

90 BNY Mellon

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2016, $7.9 billion face amount of securities were hedged with interest rate swaps that had notional values of $8.0 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2016, $18.0 billion par value of debt was hedged with interest rate swaps that had notional values of $18.0 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British pound sterling, euro, Hong Kong dollar, Indian rupee and Singapore dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2016, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $416 million (notional), with a pre-tax loss of $4 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2016, forward foreign exchange contracts with notional amounts totaling $7.1 billion were designated as hedges.

We use forward foreign exchange contracts with remaining maturities of two months or less as hedges against our foreign exchange exposure with respect to certain short-term borrowings in currencies other than the functional currency of the issuing entity. These hedges are designated as cash flow hedges and are effected such that their maturities and notional values match those of the corresponding transactions. As of March 31, 2016, the hedged balance sheet items and designated foreign exchange contract hedges were $1.7 billion (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to net interest revenue over the next two months.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2016, had a combined U.S. dollar equivalent value of $462 million.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Quarter ended
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Fair value hedges of securities	$(7.4)	$1.3	$1.4
Fair value hedges of long-term debt	(6.2)	(1.5)	(3.7)
Cash flow hedges	—	—	—
Other (a)	—	—	—
Total	$(13.6)	$(0.2)	$(2.3)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2016 and Dec. 31, 2015.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015
Derivatives designated as hedging instruments: (a)
Interest rate contracts	$25,975	$25,768	$756	$497	$818	$372
Foreign exchange contracts	9,196	6,839	193	219	129	20
Total derivatives designated as hedging instruments			$949	$716	$947	$392
Derivatives not designated as hedging instruments: (b)
Interest rate contracts	$489,662	$519,428	$12,397	$10,044	$12,331	$9,962
Foreign exchange contracts	576,913	576,253	5,707	4,905	5,829	4,682
Equity contracts	1,660	1,923	128	127	131	151
Credit contracts	405	319	8	8	2	1
Total derivatives not designated as hedging instruments			$18,240	$15,084	$18,293	$14,796
Total derivatives fair value (c)			$19,189	$15,800	$19,240	$15,188
Effect of master netting agreements (d)			(13,886)	(11,115)	(13,525)	(10,869)
Fair value after effect of master netting agreements			$5,303	$4,685	$5,715	$4,319

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $896 million and $535 million, respectively, at March 31, 2016, and $792 million and $546 million, respectively, at Dec. 31, 2015.

At March 31, 2016, $254 billion (notional) of interest rate contracts will mature within one year, $132 billion between one and five years and $130 billion after five years. At March 31, 2016, $578 billion (notional) of foreign exchange contracts will mature within one year, $4 billion between one and five years and $4 billion after five years.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		1Q16	4Q15	1Q15		1Q16	4Q15	1Q15
Interest rate contracts	Net interest revenue	$(148)	$(95)	$(151)	Net interest revenue	$134	$95	$149

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q16	4Q15	1Q15		1Q16	4Q15	1Q15		1Q16	4Q15	1Q15
FX contracts	$6	$—	$(1)	Net interest revenue	$5	$—	$(1)	Net interest revenue	$—	$—	$—
FX contracts	—	—	—	Other revenue	—	—	—	Other revenue	—	—	—
FX contracts	(89)	—	12	Trading revenue	(89)	—	12	Trading revenue	—	—	—
FX contracts	2	—	(9)	Salary expense	(2)	—	(8)	Salary expense	—	—	—
Total	$(81)	$—	$2		$(86)	$—	$3		$—	$—	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q16	4Q15	1Q15		1Q16	4Q15	1Q15		1Q16	4Q15	1Q15
FX contracts	$(58)	$148	$368	Net interest revenue	$—	$—	$—	Other revenue	$—	$—	$—

Trading activities (including trading derivatives)

We manage trading risk through a system of position limits, a VaR methodology based on Monte Carlo simulations and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VaR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level and incorporates the non-linear characteristics of options. The VaR model is one of several statistical models used to develop economic capital results, which is allocated to lines of business for computing risk-adjusted performance.

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
(in millions)	1Q16	4Q15	1Q15
Foreign exchange	$171	$165	$217
Other trading revenue	4	8	12
Total foreign exchange and other trading revenue	$175	$173	$229

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, equity derivatives and fixed income and equity securities.

BNY Mellon 93

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

Disclosure of contingent features in over-the-counter (“OTC”) derivative instruments

Certain OTC derivative contracts and/or collateral agreements of The Bank of New York Mellon, our largest banking subsidiary and the subsidiary through which BNY Mellon enters into the substantial majority of its OTC derivative contracts and/or collateral agreements, contain provisions that may require us to take certain actions if The Bank of New York Mellon’s public debt rating fell to a certain level. Early termination provisions, or “close-out”
agreements, in those contracts could trigger immediate payment of outstanding contracts that are in net liability positions. Certain collateral agreements would require The Bank of New York Mellon to immediately post additional collateral to cover some or all of The Bank of New York Mellon’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2016 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$144	million
Baa2/BBB	$1,036	million
Ba1/BB+	$2,421	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2016, existing collateral arrangements would have required us to have posted an additional $246 million of collateral.

94 BNY Mellon

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

Offsetting of derivative assets and financial assets at March 31, 2016
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$12,023	$10,343		$1,680	$508	$—	$1,172
Foreign exchange contracts	4,558	3,484		1,074	179	—	895
Equity and other contracts	132	59		73	—	—	73
Total derivatives subject to netting arrangements	16,713	13,886		2,827	687	—	2,140
Total derivatives not subject to netting arrangements	2,476	—		2,476	—	—	2,476
Total derivatives	19,189	13,886		5,303	687	—	4,616
Reverse repurchase agreements	20,910	1,678	(b)	19,232	19,232	—	—
Securities borrowing	7,657	—		7,657	7,447	—	210
Total	$47,756	$15,564		$32,192	$27,366	$—	$4,826

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

Offsetting of derivative assets and financial assets at Dec. 31, 2015
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$9,554	$8,071		$1,483	$432	$—	$1,051
Foreign exchange contracts	3,981	2,981		1,000	63	—	937
Equity and other contracts	123	63		60	—	—	60
Total derivatives subject to netting arrangements	13,658	11,115		2,543	495	—	2,048
Total derivatives not subject to netting arrangements	2,142	—		2,142	—	—	2,142
Total derivatives	15,800	11,115		4,685	495	—	4,190
Reverse repurchase agreements	17,088	357	(b)	16,731	16,726	—	5
Securities borrowing	7,630	—		7,630	7,373	—	257
Total	$40,518	$11,472		$29,046	$24,594	$—	$4,452

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at March 31, 2016
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$13,001	$10,468		$2,533	$2,295	$—	$238
Foreign exchange contracts	4,437	2,997		1,440	79	—	1,361
Equity and other contracts	124	60		64	61	—	3
Total derivatives subject to netting arrangements	17,562	13,525		4,037	2,435	—	1,602
Total derivatives not subject to netting arrangements	1,678	—		1,678	—	—	1,678
Total derivatives	19,240	13,525		5,715	2,435	—	3,280
Repurchase agreements	6,810	1,678	(b)	5,132	5,132	—	—
Securities lending	1,488	—		1,488	1,429	—	59
Total	$27,538	$15,203		$12,335	$8,996	$—	$3,339

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

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2015
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$10,188	$8,235		$1,953	$1,795	$—	$158
Foreign exchange contracts	3,409	2,567		842	274	—	568
Equity and other contracts	145	67		78	71	—	7
Total derivatives subject to netting arrangements	13,742	10,869		2,873	2,140	—	733
Total derivatives not subject to netting arrangements	1,446	—		1,446	—	—	1,446
Total derivatives	15,188	10,869		4,319	2,140	—	2,179
Repurchase agreements	7,737	357	(b)	7,380	7,380	—	—
Securities lending	1,801	—		1,801	1,727	—	74
Total	$24,726	$11,226		$13,500	$11,247	$—	$2,253

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

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following tables present the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings at March 31, 2016
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$1,828	$—	$—	$1,828
U.S. Government agencies	324	42	—	366
Agency RMBS	2,459	—	—	2,459
Corporate bonds	349	—	607	956
Other debt securities	307	—	232	539
Equity securities	651	—	11	662
Total	$5,918	$42	$850	$6,810
Securities lending:
U.S. Government agencies	$25	$—	$—	$25
Other debt securities	314	—	—	314
Equity securities	1,149	—	—	1,149
Total	$1,488	$—	$—	$1,488
Total borrowings	$7,406	$42	$850	$8,298

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Dec. 31, 2015
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$2,226	$—	$—	$2,226
U.S. Government agencies	319	42	5	366
Agency RMBS	3,158	—	—	3,158
Corporate bonds	372	—	665	1,037
Other debt securities	106	—	149	255
Equity securities	664	—	31	695
Total	$6,845	$42	$850	$7,737
Securities lending:
U.S. Government agencies	$35	$—	$—	$35
Other debt securities	254	—	—	254
Equity securities	1,512	—	—	1,512
Total	$1,801	$—	$—	$1,801
Total borrowings	$8,646	$42	$850	$9,538

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

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Note 17 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2016 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	March 31, 2016
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.0	$20.3	$23.3
Banks	7.5	2.0	9.5
Asset managers	1.2	5.8	7.0
Insurance	0.1	4.4	4.5
Government	0.1	1.5	1.6
Other	1.0	1.5	2.5
Total	$12.9	$35.5	$48.4

Commercial portfolio exposure (in billions)	March 31, 2016
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.5	$5.7	$6.2
Services and other	0.8	6.3	7.1
Energy and utilities	0.7	4.8	5.5
Media and telecom	0.3	1.5	1.8
Total	$2.3	$18.3	$20.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	March 31,	Dec. 31,
(in millions)	2016	2015
Lending commitments	$54,076	$54,505
Standby letters of credit (a)	4,767	4,915
Commercial letters of credit	226	303
Securities lending indemnifications (b)	321,358	294,108

(a)	Net of participations totaling $864 million at March 31, 2016 and $809 million at Dec. 31, 2015.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $55 billion at March 31, 2016 and $54 billion at Dec. 31, 2015.

Also included in lending commitments are facilities that provide liquidity for variable rate tax-exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.3 billion in less than one year, $22.6 billion in one to five years and $223 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $354 million and $299 million at March 31, 2016 and Dec. 31, 2015, respectively. At March 31, 2016, $3.1 billion of the SBLCs will expire within one year and $1.7 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $125 million at March 31, 2016 and $118 million at Dec. 31, 2015.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31,	Dec. 31,
	2016	2015
Investment grade	87%	86%
Non-investment grade	13%	14%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $226 million at March 31, 2016 compared with $303 million at Dec. 31, 2015.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $334 billion at March 31, 2016 and $306 billion at Dec. 31, 2015.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At March 31, 2016 and Dec. 31, 2015, $55 billion and $54 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $58 billion and $56 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2016 and Dec. 31, 2015, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2016 and Dec. 31, 2015, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $710 million in

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
On Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for The Bank of New York Mellon’s allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel was valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. On Aug. 26, 2013, the Court of Appeals reversed its own prior decision and the district court’s decision, and remanded the case to the district court for further proceedings. On Dec. 10, 2014, the district court issued a decision in favor of The Bank of New York Mellon holding that the transfers from Sentinel cannot be reversed and that The Bank of New York Mellon’s lien was valid and not subject to equitable subordination. The bankruptcy trustee appealed the decision. On Jan. 8, 2016, the Court of Appeals invalidated The Bank of New York Mellon’s lien but rejected the trustee’s request for equitable subordination. The impact of this decision is that The Bank of New York Mellon will have an unsecured claim in the Sentinel bankruptcy.

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

Standing Instruction Matters
Beginning in December 2009, government authorities conducted inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to custody clients. On various dates beginning in 2009, BNY Mellon was named as a defendant in lawsuits by various government and private entities alleging BNY Mellon’s pricing of standing instruction foreign exchange transactions was improper.

On March 19, 2015, BNY Mellon announced that it had resolved substantially all of the pending standing instruction-related actions, resulting in a total of $714 million in settlement payments. On May 21, 2015, BNY Mellon settled a putative class action lawsuit asserting securities law violations. The settlements are now final, except for an agreement in principle with the SEC staff to pay a $30 million penalty, which is subject to Commission approval. With these settlements, BNY Mellon has effectively resolved virtually all of the standing instruction FX-related actions, with the exception of several lawsuits brought by individual customers or shareholders asserting derivative claims.

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

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

The Tax Court entered a decision formally implementing its prior rulings on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 9, 2015, the Second Circuit affirmed the Tax Court decision. BNY Mellon sought review by the United States Supreme Court, but that review was denied on March 7, 2016. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 13 lawsuits against Pershing that are pending in Texas, including a putative class action. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, five FINRA arbitration claims brought by alleged purchasers remain pending.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Brazil against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager. On Dec. 14, 2015, Associacão Dos Profissionais Dos Correiros, a Brazilian postal workers association, filed a lawsuit in Brazil against DTVM and other defendants alleging that DTVM improperly contributed to investment losses in the Postalis portfolio. On Dec. 17, 2015, Postalis filed three additional lawsuits in Brazil against DTVM and Ativos alleging failure to properly perform alleged duties and liabilities for losses with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed another lawsuit in Brazil against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various other funds of which the defendants were administrator and/or manager.

Depositary Receipt Matters
Between late December 2015 and February 2016, four putative class action lawsuits were filed against BNY Mellon asserting claims relating to BNY Mellon’s foreign exchange pricing when converting dividends and other distributions from non-U.S. companies in its role as depositary bank to Depositary Receipt issuers. The primary claims are for breach of contract and violations of ERISA. The lawsuits are all pending in federal court in the Southern District of New York and are all in their early stages.

Note 18 - Lines of business

We have an internal information system that produces performance data along product and service lines for our two principal businesses and the Other segment.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification when organizational changes are made or when improvements are made in the measurement principles. In the first quarter of 2016, BNY Mellon reclassified the results of the credit-related activities to the Investment Services segment from the Other segment. This reclassification reflects our strategy to provide credit services to our Investment Services clients and did not impact the consolidated results. Also, concurrent with this reclassification, the provision for credit losses associated with the respective credit portfolios is now reflected in each business segment. All prior periods have been restated.

Beginning in the first quarter of 2016, we revised the net interest revenue for our business to reflect adjustments to our transfer pricing methodology to better reflect the value of certain deposits. Also beginning in the first quarter of 2016, we refined the expense allocation process for indirect expenses to simplify the expenses recorded in the Other segment to include only expenses not directly attributable to the Investment Management and Investment Services operations. These changes did not impact the consolidated results.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report.

The primary types of revenue for our two principal businesses and the Other segment are presented below:

Business	Primary types of revenue
Investment Management
•   Investment management and performance fees from:
Mutual funds
Institutional clients
Private clients
High net worth individuals and families, endowments and foundations and related entities
•   Distribution and servicing fees

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
•   Credit-related activities

Other segment	• Leasing operations • Corporate treasury activities • Derivatives business • Global markets and institutional banking services • Business exits

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

•	The provision for credit losses associated with the respective credit portfolios is reflected in each business segment.

•	Incentive expense related to restricted stock is allocated to the businesses.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

•	Support and other indirect expenses are allocated to businesses based on internally-developed methodologies.

•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.

•	Litigation expense is generally recorded in the business in which the charge occurs.

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

•	M&I expense is a corporate level item and is recorded in the Other segment.

•	Restructuring charges relate to corporate-level initiatives and were therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$812	(a)	$2,030	$129	$2,971	(a)
Net interest revenue	83		679	4	766
Total revenue	895	(a)	2,709	133	3,737	(a)
Provision for credit losses	(1)		14	(3)	10
Noninterest expense	679		1,808	140	2,627	(b)
Income (loss) before taxes	$217	(a)	$887	$(4)	$1,100	(a)(b)
Pre-tax operating margin (c)	24%		33%	N/M	29%
Average assets	$29,971		$273,289	$61,294	$364,554

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $1 million, representing $6 million of losses and a loss attributable to noncontrolling interests of $7 million. Income (loss) before taxes is net of a loss attributable to noncontrolling interests of $7 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2015	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$915	(a)	$1,957	$89	$2,961	(a)
Net interest revenue	84		664	12	760
Total revenue	999	(a)	2,621	101	3,721	(a)
Provision for credit losses	(4)		8	159	163
Noninterest expense	713		1,831	146	2,690	(b)
Income (loss) before taxes	$290	(a)	$782	$(204)	$868	(a)(b)
Pre-tax operating margin (c)	29%		30%	N/M	23%
Average assets	$30,982		$281,766	$55,842	$368,590

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $11 million, representing $16 million of income and noncontrolling interests of $5 million. Income (loss) before taxes is net of noncontrolling interests of $5 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2015	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$919	(a)	$2,029	$85	$3,033	(a)
Net interest revenue	75		629	24	728
Total revenue	994	(a)	2,658	109	3,761	(a)
Provision for credit losses	(1)		7	(4)	2
Noninterest expense	732		1,863	105	2,700
Income before taxes	$263	(a)	$788	$8	$1,059	(a)
Pre-tax operating margin (b)	26%		30%	N/M	28%
Average assets	$31,361		$287,321	$49,729	$368,411

(a)
Both fee and other revenue and total revenue include net income from consolidated investment management funds of $21 million, representing $52 million of income and noncontrolling interests of $31 million. Income before taxes is net of noncontrolling interests of $31 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 19 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2016	2015
Transfers from loans to other assets for other real estate owned (“OREO”)	$1	$2
Change in assets of consolidated VIEs	101	7,601
Change in liabilities of consolidated VIEs	8	7,300
Change in noncontrolling interests of consolidated VIEs	81	197
Securities purchased not settled	86	1,177
Securities sales not settled	356	—
Available-for-sale securities transferred to held-to-maturity	—	11,602
Premises and equipment/capitalized software funded by capital lease obligations	2	34

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in “Risk Factors” such as: an information security event or technology disruption that results in a loss of confidential information or impacts our ability to provide services to our clients and any material adverse effect on our business and results of operations; failure of our technology or that of a third party or vendor, or if we neglect to update our technology, develop and market new technology to meet clients’ needs or protect our intellectual property and any material adverse effect on our business; extensive government regulation and supervision and the impact of the significant amount of rulemaking since the 2008 financial crisis, which have, and in the future may, compel us to change how we manage our businesses, could have a material adverse effect on our business, financial condition and results of operations and have increased our compliance and operational risks and costs; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules, and any resulting limitations on our activities, or adverse effects on our business and financial condition; regulatory actions or litigation and any adverse effect on our results of operations or harm to our businesses or reputation; adverse publicity, government scrutiny or other reputational harm and any negative effect on our businesses; the risks relating to new lines of business, new products and services or strategic project initiatives and the failure to implement these initiatives, which could affect our results of operations; the risks and uncertainties relating to our strategic transactions and any adverse effect on our business, results of operations and financial condition; operational risk and any material adverse effect on our business; failure or circumvention of our controls and procedures and any material adverse effect on our business, reputation, results of operations and financial condition; competition in all aspects of our business and any negative effect on our ability to maintain or increase our profitability; failure of our risk management framework to be effective in mitigating risk and reducing the potential for losses; change or uncertainty in monetary, tax and other governmental policies and the impact on our businesses, profitability and ability to compete; political, economic, legal, operational and other risks inherent in operating globally and any material adverse effect on our business; failure to attract and retain employees and any adverse effect on our business; acts of terrorism, natural disasters, pandemics and global conflicts and any negative impact on our business and operations; weakness in financial markets and the economy generally and any material adverse effect on our business, results of operations and financial condition; market volatility and any adverse impact on our business, financial condition and results of operations and our ability to manage risk; ongoing concerns about the financial stability of certain countries, the failure or instability of any of our significant global counterparties, or a breakup of the European Union or Eurozone and any material adverse effect on our business and results of operations; continuing low or volatile interest rates and any material adverse effect on our profitability; write-downs of securities that we own and other losses related to volatile and illiquid market conditions and any reduction in our earnings or impact on our financial condition; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; any adverse effect on our foreign exchange revenues from decreased market volatility or cross-border investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, and our assumption of credit and counterparty risk, which could expose us to loss and adversely affect our business; credit, regulatory and reputational risks as a
BNY Mellon 107

Forward-looking Statements (continued)

result of our tri-party repo collateral agency services, which could adversely affect our business and results of operations; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, which could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; any adverse effect on our business, financial condition and results of operations of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves, and any resulting charges through provision expense; tax law changes or challenges to our tax positions and any adverse effect on our net income, effective tax rate and overall results of operations and financial condition; changes in accounting standards and any material impact on our reported financial condition, results of operations, cash flows and other financial data; risks associated with being a non-operating holding company, including our dependence on dividends from our subsidiaries to meet obligations, to provide funds for payment of dividends and for stock repurchases; and the impact of provisions of U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or failure to pay full and timely dividends on our preferred stock, on our ability to return capital to shareholders.

Investors should consider all risks in our 2015 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

108 BNY Mellon

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2016. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2016
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2016
January 2016	9,662	$35.42	9,662	$759
February 2016	2,354	34.93	2,354	677
March 2016	4,187	36.47	4,187	524
First quarter of 2016 (a)	16,203	35.62	16,203	516	(b)

(a)
Includes 2.54 million shares repurchased at a purchase price of $89 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $35.72.

(b)
Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2016, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2015 capital plan.

On March 11, 2015, in connection with the Federal Reserve’s non-objection to our 2015 capital plan, BNY Mellon announced a stock purchase program providing for the repurchase of an aggregate of $3.1 billion of common stock. The 2015 capital plan began in the second quarter of 2015 and continues through the second quarter of 2016.

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

The list of exhibits required to be filed as exhibits to this report appears on page 111 hereof, under “Index to Exhibits,” which is incorporated herein by reference.

BNY Mellon 109

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 10, 2016	By:	/s/ Kurtis R. Kurimsky
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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2016. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

BNY Mellon 111

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
10.1 *	The Bank of New York Mellon Corporation Executive Severance Plan (as amended effective Feb. 19, 2016).	Filed herewith.
10.2 *	The Bank of New York Mellon Corporation 2016 Executive Incentive Compensation Plan.	Previously filed as Annex B to BNY Mellon’s definitive Proxy Statement on Schedule 14A filed on March 11, 2016 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

* Management contract or compensatory plan, contract or arrangement.

112 BNY Mellon