Form 10-Q
period 2016-09-30
Bank of New York Mellon Corp
filed 2016-11-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended Sept. 30, 2016

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Sept. 30, 2016
Common Stock, $0.01 par value	1,057,336,621

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2016 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2016 and subsequent events	4
Highlights of third quarter 2016 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	13
Income taxes	14
Review of businesses	14
Critical accounting estimates	23
Consolidated balance sheet review	23
Liquidity and dividends	33
Capital	37
Trading activities and risk management	44
Asset/liability management	46
Off-balance sheet arrangements	47
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	48
Recent accounting and regulatory developments	53
Website information	56

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	57
Consolidated Comprehensive Income Statement (unaudited)	59
Consolidated Balance Sheet (unaudited)	60
Consolidated Statement of Cash Flows (unaudited)	61
Consolidated Statement of Changes in Equity (unaudited)	62

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$974	$825	$820	$2,603	$2,416
Basic earnings per share	0.90	0.76	0.74	2.39	2.15
Diluted earnings per share	0.90	0.75	0.74	2.38	2.13

Fee and other revenue	3,150	2,999	3,053	9,119	9,132
Income (loss) from consolidated investment management funds	17	10	(22)	21	70
Net interest revenue	774	767	759	2,307	2,266
Total revenue	$3,941	$3,776	$3,790	$11,447	$11,468

Return on common equity (annualized) (a)	10.8%	9.3%	9.1%	9.8%	9.1%
Adjusted return on common equity (annualized) – Non-GAAP (a)(b)	11.3%	9.7%	9.7%	10.3%	9.7%

Return on tangible common equity (annualized) – Non-GAAP (a)	23.5%	20.4%	20.8%	21.5%	20.9%
Adjusted return on tangible common equity (annualized) – Non-GAAP (a)(b)(c)	23.6%	20.5%	21.0%	21.7%	21.2%

Return on average assets (annualized)	1.10%	0.89%	0.87%	0.96%	0.86%

Fee revenue as a percentage of total revenue	79%	79%	81%	79%	79%

Percentage of non-U.S. total revenue	36%	34%	37%	34%	36%

Pre-tax operating margin (a)	33%	31%	29%	31%	29%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)	35%	33%	31%	33%	31%

Net interest margin (FTE)	1.06%	0.98%	0.98%	1.02%	0.98%

Assets under management (“AUM”) at period end (in billions) (d)	$1,715	$1,664	$1,625	$1,715	$1,625
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (e)	$30.5	$29.5	$28.5	$30.5	$28.5
Market value of securities on loan at period end (in billions) (f)	$288	$278	$288	$288	$288

Average common shares and equivalents outstanding (in thousands):
Basic	1,062,248	1,072,583	1,098,003	1,071,457	1,110,056
Diluted	1,067,682	1,078,271	1,105,645	1,077,150	1,117,975

Selected average balances:
Interest-earning assets	$296,703	$318,433	$315,672	$308,560	$314,152
Assets of operations	$350,190	$372,974	$371,328	$362,092	$371,156
Total assets	$351,230	$374,220	$373,453	$363,290	$373,400
Interest-bearing deposits	$155,109	$165,122	$169,753	$160,728	$166,700
Noninterest-bearing deposits	$81,619	$84,033	$85,046	$82,861	$86,493
Preferred stock	$3,284	$2,552	$2,552	$2,798	$2,146
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,767	$35,827	$35,588	$35,616	$35,530

Other information at period end:
Cash dividends per common share	$0.19	$0.17	$0.17	$0.53	$0.51
Common dividend payout ratio	21%	23%	23%	22%	24%
Common dividend yield (annualized)	1.9%	1.8%	1.7%	1.8%	1.7%
Closing stock price per common share	$39.88	$38.85	$39.15	$39.88	$39.15
Market capitalization	$42,167	$41,479	$42,789	$42,167	$42,789
Book value per common share – GAAP (a)	$34.19	$33.72	$32.59	$34.19	$32.59
Tangible book value per common share – Non-GAAP (a)(c)	$16.67	$16.25	$15.16	$16.67	$15.16
Full-time employees	52,300	52,200	51,300	52,300	51,300
Common shares outstanding (in thousands)	1,057,337	1,067,674	1,092,953	1,057,337	1,092,953

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Capital ratios	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015
Consolidated regulatory capital ratios: (g)
Standardized:
Common equity Tier 1 (“CET1”) ratio	12.2%	11.8%	11.5%
Tier 1 capital ratio	14.4	13.4	13.1
Total (Tier 1 plus Tier 2) capital ratio	14.8	13.8	13.5
Advanced:
CET1 ratio	10.5	10.2	10.8
Tier 1 capital ratio	12.5	11.5	12.3
Total (Tier 1 plus Tier 2) capital ratio	12.6	11.7	12.5

Leverage capital ratio (g)	6.6	5.8	6.0
Supplementary leverage ratio (“SLR”) (g)	6.0	5.3	5.4

BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.6	10.4	9.7
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.7	9.7	9.0
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)(c)	6.5	6.6	6.5

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio: (h)
Standardized Approach	11.4	11.0	10.2
Advanced Approach	9.8	9.5	9.5

Estimated SLR (i)	5.7	5.0	4.9

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP information for all periods presented excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 also excludes a recovery of the previously impaired Sentinel loan.

(c)
Tangible book value per common share - Non-GAAP and tangible common equity exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for the reconciliation of Non-GAAP measures.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at Sept. 30, 2016, $1.1 trillion at June 30, 2016 and $1.0 trillion at Sept. 30, 2015.

(f)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $64 billion at Sept. 30, 2016, $56 billion at June 30, 2016 and $61 billion at Sept. 30, 2015.

(g)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The leverage capital ratio is based on Tier I capital, as phased-in, and quarterly average total assets. The SLR is based on Tier 1 capital, as phased-in, and average quarterly assets and certain off-balance sheet exposures. For additional information on our capital ratios, see “Capital” beginning on page 37.

(h)
The estimated fully phased-in CET1 ratios (Non-GAAP) are based on our interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 37.

(i)
The estimated fully phased-in SLR (Non-GAAP) is based on our interpretation of the U.S. capital rules. When the SLR becomes effective in 2018 as a required minimum ratio, we expect to maintain an SLR of over 5%. The minimum required SLR is 3% and there is a 2% buffer, in addition to the minimum, that is applicable to BNY Mellon and other U.S. global systemically important banks (“G-SIBs”). For additional information on these Non-GAAP ratios, see “Capital” beginning on page 37.

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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

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

We manage and service assets for financial institutions, corporations and individual investors in 35 countries and more than 100 markets. As of Sept. 30, 2016, BNY Mellon had $30.5 trillion in assets under custody and/or administration, and $1.7 trillion in assets under management.

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

Key third quarter 2016 and subsequent events

Resolution plan

In April 2016, the Federal Deposit Insurance Corporation (the “FDIC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) jointly announced that the agencies had determined that the Company’s 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the statutory standard established in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and issued a joint notice of deficiencies and shortcomings regarding the Company’s plan and the actions that

4 BNY Mellon

must be taken to address them. As required, we made an Oct. 1, 2016 submission to the agencies, which provided our plans to address the shortcomings and, we believe, addressed all of the deficiencies identified by the agencies.

Following the receipt of the agencies’ April 2016 feedback, we have changed our preferred resolution strategy in the event of our material financial distress or failure to a single point of entry (“SPOE”) strategy. We currently believe that this requires us to issue approximately $2 - $4 billion of incremental unsecured long-term debt above our typical funding requirements by July 2017 to satisfy resource needs in a time of distress. This estimate is subject to change as we further refine our strategy and related assumptions. The additional debt is currently expected to have a modest negative impact to net interest revenue.

Preferred stock issuance and increase in cash dividend on common stock

In conjunction with the Federal Reserve’s non-objection to BNY Mellon’s 2016 capital plan, in August 2016, we issued $1 billion of noncumulative perpetual preferred stock, $750 million of which satisfied the contingency for the repurchase of up to $560 million of common stock in connection with our 2016 plan. In the third quarter of 2016, we repurchased $464 million of common stock. See Note 12 of the Notes to Consolidated Financial Statements for additional information on our preferred stock. See Item 2 in Part II - Other information for additional information related to our common stock repurchase program.

Also included in the 2016 capital plan was a 12% increase in the quarterly cash dividend on common stock to $0.19 per share. The first payment of the increased quarterly cash dividend was Aug. 12, 2016.

Settlement agreement with Sentinel’s bankruptcy trustee

On July 13, 2016, a settlement agreement between BNY Mellon and the bankruptcy trustee for Sentinel Management Group, Inc. (“Sentinel”) was accepted by the bankruptcy court. The settlement resulted in the release of trust assets to BNY Mellon. In the third quarter of 2016, we recorded a recovery of $13 million related to Sentinel.

Highlights of third quarter 2016 results

We reported net income applicable to common shareholders of $974 million, or $0.90 per diluted common share, or $979 million, or $0.90 per diluted common share, as adjusted (Non-GAAP) in the third quarter of 2016. In the third quarter of 2015, net income applicable to common shareholders was $820 million, or $0.74 per diluted common share, or $828 million, or $0.74 per diluted common share, as adjusted (Non-GAAP). In the second quarter of 2016, net income applicable to common shareholders was $825 million, or $0.75 per diluted common share, or $830 million, or $0.76 per diluted common share, as adjusted (Non-GAAP). See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for the reconciliation of Non-GAAP measures.

Highlights of the third quarter of 2016 include:

•
AUC/A totaled $30.5 trillion at Sept. 30, 2016 compared with $28.5 trillion at Sept. 30, 2015. The 7% increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Services business” beginning on page 19.)

•
AUM totaled $1.72 trillion at Sept. 30, 2016 compared with $1.63 trillion at Sept. 30, 2015. The 6% increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). AUM excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment. (See “Investment Management business” beginning on page 16.)

•
Investment services fees totaled $1.89 billion, an increase of 2% compared with $1.85 billion in the third quarter of 2015. The increase primarily reflects higher money market fees, higher fees in Depositary Receipts and higher securities lending revenue, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Services business” beginning on page 19.)

•
Investment management and performance fees totaled $860 million, an increase of 4% compared with $829 million in the third quarter of 2015. The increase primarily reflects higher market values and money market fees, partially offset by the unfavorable impact of a stronger U.S. dollar

BNY Mellon 5

and net outflows of AUM in prior periods. (See “Investment Management business” beginning on page 16.)

•
Foreign exchange and other trading revenue totaled $183 million compared with $179 million in the third quarter of 2015. Foreign exchange revenue totaled $175 million, a decrease of 3% compared with $180 million in the third quarter of 2015. The decrease primarily reflects lower volumes and volatility, partially offset by the positive net impact of foreign currency hedging activity. (See “Fee and other revenue” beginning on page 7.)

•
Financing-related fees totaled $58 million compared with $71 million in the third quarter of 2015. The decrease primarily reflects lower underwriting fees and lower fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity. (See “Fee and other revenue” beginning on page 7.)

•
Investment and other income totaled $92 million compared with $59 million in the third quarter of 2015. The increase primarily reflects higher asset-related and seed capital gains. (See “Fee and other revenue” beginning on page 7.)

•
Net interest revenue totaled $774 million compared with $759 million in the third quarter of 2015. The increase primarily reflects the actions we have taken to reduce the levels of our lower yielding interest-earning assets and higher yielding interest-bearing deposits, as well as the impact of higher market interest rates. Net interest margin (FTE) was 1.06% in the third quarter of 2016 compared with 0.98% in the third quarter of 2015. (See “Net interest revenue” beginning on page 10.)

•
The provision for credit losses was a credit of $19 million, driven by net recoveries of $13 million. The provision for credit losses was $1 million in the third quarter of 2015. (See “Asset quality and allowance for credit losses” beginning on page 29.)

•
Noninterest expense totaled $2.64 billion compared with $2.68 billion in the third quarter of 2015. The decrease primarily reflects lower expenses in most expense categories, primarily driven by the favorable impact of a stronger U.S. dollar, lower other, furniture and equipment, legal, net occupancy and business development expenses, partially offset by higher staff and distribution and servicing expenses. (See “Noninterest expense” beginning on page 13.)

•
The provision for income taxes was $324 million and the effective rate was 24.6% in the third quarter 2016 compared with an income tax provision of $282 million and an effective tax rate of 25.4% in the third quarter of 2015. (See “Income taxes” on page 14.)

•
The net unrealized pre-tax gain on the total investment securities portfolio was $1.4 billion at Sept. 30, 2016 compared with $1.6 billion at June 30, 2016. The decrease primarily reflects an increase in market interest rates. (See “Investment securities” beginning on page 25.)

•
Our CET1 ratio under the Advanced Approach was 10.5% at Sept. 30, 2016 and 10.2% at June 30, 2016. The increase reflects an increase in capital and a decrease in risk-weighted assets. Our CET1 ratio under the Standardized Approach was 12.2% at Sept. 30, 2016 and 11.8% at June 30, 2016. (See “Capital” beginning on page 37.)

•
Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.8% at Sept. 30, 2016 and 9.5% at June 30, 2016. The increase reflects an increase in capital and a decrease in risk-weighted assets. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.4% at Sept. 30, 2016 and 11.0% at June 30, 2016. (See “Capital” beginning on page 37.)

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD16
				3Q16 vs.				vs.
(dollars in millions, unless otherwise noted)	3Q16	2Q16	3Q15	2Q16	3Q15	YTD16	YTD15	YTD15
Investment services fees:
Asset servicing (a)	$1,067	$1,069	$1,057	—%	1%	$3,176	$3,155	1%
Clearing services	349	350	345	—	1	1,049	1,036	1
Issuer services	337	234	313	44	8	815	779	5
Treasury services	137	139	137	(1)	—	407	418	(3)
Total investment services fees	1,890	1,792	1,852	5	2	5,447	5,388	1
Investment management and performance fees	860	830	829	4	4	2,502	2,574	(3)
Foreign exchange and other trading revenue	183	182	179	1	2	540	595	(9)
Financing-related fees	58	57	71	2	(18)	169	169	—
Distribution and servicing	43	43	41	—	5	125	121	3
Investment and other income	92	74	59	24	56	271	223	22
Total fee revenue	3,126	2,978	3,031	5	3	9,054	9,070	—
Net securities gains	24	21	22	N/M	N/M	65	62	5
Total fee and other revenue	$3,150	$2,999	$3,053	5%	3%	$9,119	$9,132	—%

Fee revenue as a percentage of total revenue	79%	79%	81%			79%	79%

AUM at period end (in billions) (b)	$1,715	$1,664	$1,625	3%	6%	$1,715	$1,625	6%
AUC/A at period end (in trillions) (c)	$30.5	$29.5	$28.5	3%	7%	$30.5	$28.5	7%

(a)
Asset servicing fees include securities lending revenue of $51 million in the third quarter of 2016, $52 million in the second quarter of 2016, $38 million in the third quarter of 2015, $153 million in the first nine months of 2016 and $130 million in the first nine months of 2015.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at Sept. 30, 2016, $1.1 trillion at June 30, 2016 and $1.0 trillion at Sept. 30, 2015.
N/M - Not meaningful.

Fee and other revenue increased 3% compared with the third quarter of 2015 and increased 5% (unannualized) compared with the second quarter of 2016. The year-over-year increase primarily reflects higher investment and other income, investment management and performance fees and issuer services fees, partially offset by lower financing-related fees. The sequential increase primarily reflects higher issuer services fees, investment management and performance fees and investment and other income.

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2015 and the second quarter of 2016:

•
Asset servicing fees increased 1% compared with the third quarter of 2015 and slightly decreased compared with the second quarter of 2016. The year-over-year increase primarily reflects higher money market fees and securities lending revenue, partially offset by the unfavorable impact of a stronger U.S. dollar and downsizing of the UK transfer agency business.

•
Clearing services fees increased 1% compared with the third quarter of 2015 and decreased slightly compared with the second quarter of 2016. The year-over-year increase was primarily driven by higher money market fees, partially offset by the impact of the previously disclosed lost business.

•
Issuer services fees increased 8% compared with the third quarter of 2015 and increased 44% (unannualized) compared with the second quarter of 2016. The year-over-year increase primarily reflects increased activity in Depositary Receipts and higher money market fees in Corporate Trust. The sequential increase primarily reflects seasonally higher fees in Depositary Receipts.

•	Treasury services fees were unchanged compared with the third quarter of 2015 and decreased 1% (unannualized) compared with the second quarter of 2016.

BNY Mellon 7

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $860 million in the third quarter of 2016, an increase of 4% compared with the third quarter of 2015 and 4% (unannualized) compared with the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects higher market values and money market fees, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows of assets under management in prior periods. The increase compared with the second quarter of 2016 primarily reflects higher market values. Performance fees were $8 million in the third quarter of 2016, $7 million in the third quarter of 2015 and $9 million in the second quarter of 2016.

Total AUM for the Investment Management business was $1.7 trillion at Sept. 30, 2016, an increase of 6% compared with Sept. 30, 2015 and 3% compared with June 30, 2016. The year-over-year increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). Net long-term inflows of $1 billion in the third quarter of 2016 were a combination of $3 billion of inflows into actively managed strategies and $2 billion of outflows from index strategies. Net short-term outflows totaled $1 billion in the third quarter of 2016.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q16	2Q16	3Q15	2016	2015
Foreign exchange	$175	$166	$180	$512	$578
Other trading revenue (loss)	8	16	(1)	28	17
Total foreign exchange and other trading revenue	$183	$182	$179	$540	$595

Foreign exchange and other trading revenue totaled $183 million in the third quarter of 2016, $179 million in the third quarter of 2015 and $182 million in the second quarter of 2016.

Foreign exchange trading revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility. In the third quarter of 2016, foreign exchange revenue totaled $175 million, a decrease of 3% compared with the third quarter of 2015 and an increase of 5% (unannualized) compared with the second quarter of 2016. The year-over-year decrease primarily reflects lower volumes and volatility, partially offset by the positive net impact of foreign currency hedging activity. The year-over-year decrease also reflects the continued trend of clients migrating to lower margin products. The sequential increase primarily reflects higher Depositary Receipt-related foreign exchange activity, partially offset by lower volatility. Foreign exchange revenue is reported in the Investment Services business and the Other segment.

Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction programs, or transactions with third-party foreign exchange providers. Negotiated transactions generally refer to transactions entered into by the client or the client’s investment manager, with all decisions related to a transaction made by the client or its investment manager. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction programs, which are Session Range and our standard Defined Spread program, provide custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions or transactions in restricted and difficult to trade currencies. A shift by custody clients from our standing instruction programs to other trading options combined with competitive market pressures on the foreign exchange business is negatively impacting our foreign exchange revenue. For the quarter ended Sept. 30, 2016, total revenue for all types of foreign exchange trading transactions was approximately 4% of our total revenue, and approximately 27% of our foreign exchange revenue was generated by transactions in our standing instruction programs.

Total other trading revenue was $8 million in the third quarter of 2016, compared with a $1 million loss in the third quarter of 2015 and $16 million in the second quarter of 2016. The year-over-year increase primarily reflects higher fixed income trading, partially offset by lower equity and other trading.

8 BNY Mellon

The sequential decrease primarily reflects lower results from derivative trading and hedging activity. Other trading revenue is reported in all three business segments.

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business and the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $58 million in the third quarter of 2016, $71 million in the third quarter of 2015 and $57 million in the second quarter of 2016. The year-over-year decrease primarily reflects lower underwriting fees and lower fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

Distribution and servicing fees

Distribution and servicing fee revenue was $43 million in the third quarter of 2016, $41 million in the third quarter of 2015 and $43 million in the second quarter of 2016. The year-over-year increase primarily reflects higher money market fees, partially offset by fees paid to introducing brokers.

Investment and other income

Investment and other income
				Year-to-date
(in millions)	3Q16	2Q16	3Q15	2016	2015
Corporate/bank-owned life insurance	$34	$31	$32	$96	$96
Expense reimbursements from joint venture	18	17	16	52	47
Lease-related gains	—	—	—	44	53
Seed capital gains (a)	16	11	7	38	25
Asset-related gains (losses)	8	1	(9)	9	(5)
Equity investment (losses)	(1)	(4)	(6)	(8)	(17)
Other income	17	18	19	40	24
Total investment and other income	$92	$74	$59	$271	$223

(a)
Does not include the gain (loss) on seed capital investments in consolidated investment management funds which are reflected in operations of consolidated investment management funds, net of noncontrolling interests. The gain (loss) on seed capital investments in consolidated investment management funds was $8 million in the third quarter of 2016, $6 million in the second quarter of 2016, $(17) million in the third quarter of 2015, $15 million in the first nine months of 2016 and $7 million in the first nine months of 2015.

Investment and other income includes corporate and bank-owned life insurance contracts, expense reimbursements from our CIBC Mellon joint venture, lease-related gains, seed capital gains, asset-related gains, equity investment losses and other income. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains include real estate, loan and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income was $92 million in the third quarter of 2016 compared with $59 million in the third quarter of 2015 and $74 million in the second quarter of 2016. Both increases primarily reflect higher asset-related and seed capital gains.

Year-to-date 2016 compared with year-to-date 2015

Fee and other revenue for the first nine months of 2016 totaled $9.12 billion compared with $9.13 billion in the first nine months of 2015. The decrease primarily reflects lower investment management and performance fees and foreign exchange and other trading revenue, partially offset by higher investment and other income, issuer services fees and asset servicing fees. The decrease in investment management and performance fees primarily reflects outflows in prior periods, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), the July 2015 sale of Meriten and lower performance fees, partially offset by higher money market fees. The decrease in foreign exchange and other trading revenue primarily reflects lower volumes and the continued trend of clients migrating to lower margin products. The increase in investment and other income primarily reflects foreign currency remeasurement gains and higher asset-related and seed capital gains. The increase in issuer services fees primarily reflects higher money market fees in Corporate Trust. The increase in asset servicing fees primarily reflects net new business, higher money market fees and higher securities lending revenue, partially offset by the unfavorable impact of a stronger U.S. dollar.

BNY Mellon 9

Net interest revenue

Net interest revenue										YTD16
				3Q16 vs.				Year-to-date		vs.
(dollars in millions)	3Q16	2Q16	3Q15	2Q16		3Q15		2016	2015	YTD15
Net interest revenue (non-FTE)	$774	$767	$759	1%		2%		$2,307	$2,266	2%
Tax equivalent adjustment	12	13	14	(8)		(14)		39	44	(11)
Net interest revenue (FTE)	$786	$780	$773	1%		2%		$2,346	$2,310	2%
Average interest-earning assets	$296,703	$318,433	$315,672	(7)%		(6)%		$308,560	$314,152	(2)%
Net interest margin (FTE)	1.06%	0.98%	0.98%	8	bps	8	bps	1.02%	0.98%	4	bps
FTE - fully taxable equivalent.
bps - basis points.

Net interest revenue totaled $774 million in the third quarter of 2016, an increase of $15 million compared with the third quarter of 2015 and an increase of $7 million compared with the second quarter of 2016. Both increases primarily reflect the actions we have taken to reduce the levels of our lower yielding interest-earning assets and higher yielding interest-bearing deposits, as well as the impact of higher market interest rates. The sequential increase also reflects higher average loans.

The net interest margin (FTE) was 1.06% in the third quarter of 2016 compared with 0.98% in the third quarter of 2015 and 0.98% in the second quarter of 2016. The year-over-year and sequential increases primarily reflect the factors noted above.

Average non-U.S. dollar deposits comprised approximately 20% of our average total deposits in the third quarter of 2016. Approximately 40% of the average non-U.S dollar deposits were euro-denominated in the third quarter of 2016.

As previously indicated, we evaluated the impact of our resolution plan strategy on net interest revenue. We currently believe that it requires us to issue approximately $2 - $4 billion of incremental unsecured long-term debt above our typical funding requirements by July 2017 to satisfy resource needs in a time of distress. This estimate is subject to change as we further refine our strategy and related assumptions. The additional debt is currently expected to have a modest negative impact to net interest revenue.

Year-to-date 2016 compared with year-to-date 2015

Net interest revenue totaled $2.3 billion in the first nine months of 2016, an increase of $41 million compared with the first nine months of 2015. The increase in net interest revenue primarily reflects the impact of higher market interest rates, partially offset by the negative impact of interest rate hedging activities and lower securities due to lower deposits. The net interest margin (FTE) was 1.02% in the first nine months of 2016, compared with 0.98% in the first nine months of 2015. The increase in the net interest margin (FTE) primarily reflects the factors noted above.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	Sept. 30, 2016				June 30, 2016				Sept. 30, 2015
(dollar amounts in millions, presented on an FTE basis)	Average balance	Interest		Average rates	Average balance	Interest		Average rates	Average balance	Interest		Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$14,066	$26		0.74%	$14,394	$24		0.68%	$20,549	$24		0.45%
Interest-bearing deposits held at the Federal Reserve and other central banks	74,102	37		0.20	97,788	72		0.30	84,175	43		0.20
Federal funds sold and securities purchased under resale agreements	26,376	62		0.93	25,813	56		0.87	25,366	39		0.61
Margin loans	18,132	67		1.48	18,226	64		1.40	19,839	53		1.05
Non-margin loans:
Domestic offices	30,534	171		2.22	29,413	165		2.25	27,411	147		2.15
Foreign offices	12,912	47		1.45	12,645	49		1.57	14,407	41		1.13
Total non-margin loans	43,446	218		1.99	42,058	214		2.04	41,818	188		1.80
Securities:
U.S. Government obligations	25,279	94		1.49	24,571	92		1.50	23,935	92		1.52
U.S. Government agency obligations	56,464	240		1.70	56,050	236		1.68	55,624	245		1.76
State and political subdivisions – tax-exempt	3,598	27		2.98	3,778	28		2.90	4,465	31		2.81
Other securities	33,064	102		1.23	33,603	104		1.24	37,164	119		1.28
Trading securities	2,176	13		2.62	2,152	13		2.45	2,737	18		2.74
Total securities	120,581	476		1.58	120,154	473		1.57	123,925	505		1.63
Total interest-earning assets	$296,703	$886	(a)	1.19%	$318,433	$903	(a)	1.14%	$315,672	$852	(a)	1.08%
Allowance for loan losses	(165)				(163)				(184)
Cash and due from banks	4,189				4,141				6,140
Other assets	49,463				50,563				49,700
Assets of consolidated investment management funds	1,040				1,246				2,125
Total assets	$351,230				$374,220				$373,453
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,346	$1		0.06%	$7,280	$1		0.06%	$7,518	$1		0.08%
Savings	1,201	1		0.41	1,175	1		0.39	1,279	1		0.27
Demand deposits	2,681	3		0.36	1,790	2		0.40	3,105	2		0.25
Time deposits	45,186	7		0.07	46,629	6		0.06	43,529	4		0.04
Foreign offices	98,695	(18)		(0.08)	108,248	2		0.01	114,322	1		—
Total interest-bearing deposits	155,109	(6)		(0.02)	165,122	12		0.03	169,753	9		0.02
Federal funds purchased and securities sold under repurchase agreements	9,585	6		0.24	18,204	13		0.28	14,796	(1)		(0.04)
Trading liabilities	735	2		1.11	662	1		0.66	475	2		1.42
Other borrowed funds	874	1		0.76	847	2		0.97	628	2		1.18
Commercial paper	1,173	1		0.35	3,781	4		0.37	2,195	1		0.11
Payables to customers and broker-dealers	16,873	3		0.07	16,935	2		0.05	11,504	1		0.06
Long-term debt	23,930	93		1.54	22,838	89		1.54	21,070	65		1.21
Total interest-bearing liabilities	$208,279	$100		0.19%	$228,389	$123		0.21%	$220,421	$79		0.14%
Total noninterest-bearing deposits	81,619				84,033				85,046
Other liabilities	21,343				22,345				27,880
Liabilities and obligations of consolidated investment management funds	238				253				841
Total liabilities	311,479				335,020				334,188
Temporary equity
Redeemable noncontrolling interests	179				181				252
Permanent equity
Total BNY Mellon shareholders’ equity	39,051				38,379				38,140
Noncontrolling interests	521				640				873
Total permanent equity	39,572				39,019				39,013
Total liabilities, temporary equity and permanent equity	$351,230				$374,220				$373,453
Net interest margin (FTE)				1.06%				0.98%				0.98%

Note:	Interest and average rates were calculated on a taxable equivalent basis using dollar amounts in thousands and actual number of days in the year.

(a)
The tax equivalent adjustment was $12 million in the third quarter of 2016, $13 million in the second quarter of 2016 and $14 million in the third quarter of 2015, and is based on the applicable tax rate (35%).

BNY Mellon 11

Average balances and interest rates	Year-to-date
	Sept. 30, 2016				Sept. 30, 2015
(dollar amounts in millions, presented on an FTE basis)	Average balance	Interest		Average rates	Average balance	Interest		Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$14,455	$76		0.70%	$20,946	$82		0.52%
Interest-bearing deposits held at the Federal Reserve and other central banks	86,947	170		0.26	82,405	131		0.21
Federal funds sold and securities purchased under resale agreements	25,275	167		0.88	23,127	105		0.61
Margin loans	18,420	194		1.41	20,118	154		1.02
Non-margin loans:
Domestic offices	29,488	493		2.23	26,469	419		2.11
Foreign offices	13,112	144		1.47	13,649	121		1.18
Total non-margin loans	42,600	637		2.00	40,118	540		1.80
Securities:
U.S. Government obligations	24,778	278		1.50	26,560	286		1.44
U.S. Government agency obligations	56,161	727		1.73	54,911	716		1.74
State and political subdivisions – tax-exempt	3,784	83		2.92	4,897	99		2.70
Other securities	33,592	309		1.23	38,059	366		1.28
Trading securities	2,548	45		2.37	3,011	57		2.61
Total securities	120,863	1,442		1.59	127,438	1,524		1.60
Total interest-earning assets	$308,560	$2,686	(a)	1.16%	$314,152	$2,536	(a)	1.08%
Allowance for loan losses	(162)				(188)
Cash and due from banks	4,070				6,376
Other assets	49,624				50,816
Assets of consolidated investment management funds	1,198				2,244
Total assets	$363,290				$373,400
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,337	$3		0.06%	$7,186	$5		0.09%
Savings	1,203	3		0.36	1,344	3		0.28
Demand deposits	1,782	5		0.40	3,138	5		0.22
Time deposits	44,832	19		0.06	44,533	11		0.03
Foreign offices	105,574	(9)		(0.01)	110,499	8		0.01
Total interest-bearing deposits	160,728	21		0.02	166,700	32		0.03
Federal funds purchased and securities sold under repurchase agreements	15,471	28		0.24	15,139	(5)		(0.04)
Trading liabilities	650	5		1.05	633	7		1.41
Other borrowed funds	827	5		0.90	841	7		1.12
Commercial paper	1,657	5		0.37	2,071	2		0.10
Payables to customers and broker-dealers	16,870	9		0.07	11,225	5		0.06
Long-term debt	22,779	267		1.55	20,635	178		1.14
Total interest-bearing liabilities	$218,982	$340		0.21%	$217,244	$226		0.14%
Total noninterest-bearing deposits	82,861				86,493
Other liabilities	21,993				30,004
Liabilities and obligations of consolidated investment management funds	250				900
Total liabilities	324,086				334,641
Temporary equity
Redeemable noncontrolling interests	183				240
Permanent equity
Total BNY Mellon shareholders’ equity	38,414				37,676
Noncontrolling interests	607				843
Total permanent equity	39,021				38,519
Total liabilities, temporary equity and permanent equity	$363,290				$373,400
Net interest margin (FTE)				1.02%				0.98%

Note:	Interest and average rates were calculated on a taxable equivalent basis using dollar amounts in thousands and actual number of days in the year.

(a)	The tax equivalent adjustment was $39 million in the first nine months of 2016 and $44 million in the first nine months of 2015, and is based on the applicable tax rate (35%).

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD16
				3Q16 vs.				vs.
(dollars in millions)	3Q16	2Q16	3Q15	2Q16	3Q15	YTD16	YTD15	YTD15
Staff	$1,467	$1,412	$1,437	4%	2%	$4,338	$4,356	—%
Professional, legal and other purchased services	292	290	301	1	(3)	860	902	(5)
Software	156	160	154	(3)	1	470	470	—
Net occupancy	143	152	152	(6)	(6)	437	452	(3)
Distribution and servicing	105	102	95	3	11	307	289	6
Sub-custodian	59	70	65	(16)	(9)	188	210	(10)
Furniture and equipment	59	63	72	(6)	(18)	187	212	(12)
Business development	52	65	59	(20)	(12)	174	192	(9)
Other	231	240	268	(4)	(14)	712	760	(6)
Amortization of intangible assets	61	59	66	3	(8)	177	197	(10)
M&I, litigation and restructuring charges	18	7	11	N/M	N/M	42	67	N/M
Total noninterest expense – GAAP	$2,643	$2,620	$2,680	1%	(1)%	$7,892	$8,107	(3)%

Staff expense as a percentage of total revenue	37%	37%	38%			38%	38%

Full-time employees at period end	52,300	52,200	51,300	—	2%	52,300	51,300	2%

Memo:
Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$2,564	$2,554	$2,603	—%	(1)%	$7,673	$7,843	(2)%
N/M - Not meaningful.

Total noninterest expense decreased 1% compared with the third quarter of 2015 and increased 1% (unannualized) compared with the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects lower expenses in most categories, primarily driven by the favorable impact of a stronger U.S. dollar, lower other, furniture and equipment, legal, net occupancy and business development expenses, partially offset by higher staff and distribution and servicing expenses. The increase compared with the second quarter of 2016 primarily reflects higher staff expense and M&I, litigation and restructuring charges, partially offset by lower expenses in most other expense categories including business development, sub-custodian, net occupancy, other, software and furniture and equipment expenses. Excluding amortization of intangible assets and M&I, litigation and restructuring charges, noninterest expense (Non-GAAP) decreased 1% compared with the third quarter of 2015 and increased slightly compared with the second quarter of 2016.

We continue to invest in our risk management, regulatory compliance and other control functions in light of increasing regulatory requirements. As a result, we expect an increase in our expense run rate relating to these functions.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense in the third quarter of 2016 and 54% in both the third quarter of 2015 and second quarter of 2016.

Staff expense increased 2% compared with the third quarter of 2015 and 4% (unannualized) compared with the second quarter of 2016. Both increases primarily reflect higher incentive and severance expenses and the annual employee merit increase. The increase compared with the third quarter of 2015 was partially offset by lower temporary services expense.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, legal, productivity initiatives and business development.

Non-staff expense totaled $1.2 billion in the third quarter of 2016, a decrease of 5% compared with the third quarter of 2015 and 3% (unannualized)

BNY Mellon 13

compared with the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects lower expenses in most categories, primarily driven by lower other, furniture and equipment, legal, net occupancy and business development expenses, partially offset by higher distribution and servicing expenses. The decrease compared with the second quarter of 2016 primarily reflects lower expenses in most non-staff expense categories including business development, sub-custodian, net occupancy, other, software and furniture and equipment expenses, partially offset by higher M&I, litigation and restructuring charges. Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP), totaled $1.1 billion in the third quarter of 2016, a decrease of 6% compared with the third quarter of 2015 and 4% (unannualized) compared with the second quarter of 2016.

We continue to benefit from the business improvement process, including the continued impact from vendor renegotiations, and the execution of additional real estate actions that will allow us to optimize our physical footprint and improve how our employees work.

For additional information on restructuring charges, see Note 9 of the Notes to Consolidated Financial Statements.

Year-to-date 2016 compared with year-to-date 2015

Noninterest expense totaled $7.9 billion in the first nine months of 2016, a decrease of $215 million, or 3%, compared with $8.1 billion in the first nine months of 2015. The decrease primarily reflects lower expenses in nearly all categories. The lower expenses, primarily incentives, other, temporary services, legal, furniture and equipment, business development and net occupancy, reflect, in part, the favorable impact of a stronger U.S. dollar and the continued benefit of the business improvement process. The decrease was primarily offset by higher severance and distribution and servicing expense.

Income taxes

BNY Mellon recorded an income tax provision of $324 million (24.6% effective tax rate) in the third quarter of 2016. The income tax provision was $282 million (25.4% effective tax rate) in the third quarter of 2015 and $290 million (24.9% effective tax rate) in the second quarter of 2016. The effective tax rates primarily benefited from foreign operations, tax-exempt income and tax credits.

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

14 BNY Mellon

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

The following table presents key market metrics at period end and on an average basis.

Key market metrics										YTD16
						3Q16 vs.				vs.
	3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15	YTD16	YTD15	YTD15
S&P 500 Index (a)	2168	2099	2060	2044	1920	3%	13%	2168	1920	13%
S&P 500 Index – daily average	2162	2075	1951	2052	2027	4	7	2065	2064	—
FTSE 100 Index (a)	6899	6504	6175	6242	6062	6	14	6899	6062	14
FTSE 100 Index – daily average	6765	6204	5988	6271	6399	9	6	6326	6698	(6)
MSCI EAFE (a)	1702	1608	1652	1716	1644	6	4	1702	1644	4
MSCI EAFE – daily average	1677	1648	1593	1732	1785	2	(6)	1640	1836	(11)
Barclays Capital Global Aggregate BondSM Index (a)(b)	386	382	368	342	346	1	12	386	346	12
NYSE and NASDAQ share volume (in billions)	186	203	218	198	206	(8)	(10)	608	578	5
JPMorgan G7 Volatility Index – daily average (c)	10.19	11.12	10.60	9.49	9.93	(8)	3	10.63	10.13	5
Average Fed Funds effective rate	0.39%	0.37%	0.36%	0.16%	0.13%	2 bps	26 bps	0.37%	0.12%	25 bps
Foreign exchange rates vs. U.S. dollar:
British pound (a)	$1.30	$1.34	$1.44	$1.48	$1.52	(3)%	(14)%	$1.30	$1.52	(14) %
British pound – average rate	1.31	1.43	1.43	1.52	1.55	(8)	(15)	1.39	1.53	(9)
Euro (a)	1.12	1.11	1.14	1.09	1.12	1	—	1.12	1.12	—
Euro – average rate	1.12	1.13	1.10	1.10	1.11	(1)	1	1.12	1.11	1

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
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

BNY Mellon 15

Investment Management business

										YTD16
(dollar amounts in millions)						3Q16 vs.				vs.
	3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15	YTD16	YTD15	YTD15
Revenue:
Investment management fees:
Mutual funds	$309	$304	$300	$294	$301	2%	3%	$913	$914	—%
Institutional clients	362	344	334	350	347	5	4	1,040	1,075	(3)
Wealth management	166	160	152	155	156	4	6	478	475	1
Investment management fees (a)	837	808	786	799	804	4	4	2,431	2,464	(1)
Performance fees	8	9	11	55	7	N/M	14	28	42	(33)
Investment management and performance fees	845	817	797	854	811	3	4	2,459	2,506	(2)
Distribution and servicing	49	49	46	39	37	—	32	144	113	27
Other (a)	(18)	(10)	(31)	22	(5)	N/M	N/M	(59)	53	N/M
Total fee and other revenue (a)	876	856	812	915	843	2	4	2,544	2,672	(5)
Net interest revenue	82	82	83	84	83	—	(1)	247	235	5
Total revenue	958	938	895	999	926	2	3	2,791	2,907	(4)
Provision for credit losses	—	1	(1)	(4)	1	N/M	N/M	—	3	N/M
Noninterest expense (ex. amortization of intangible assets)	680	684	660	689	665	(1)	2	2,024	2,073	(2)
Amortization of intangible assets	22	19	19	24	24	16	(8)	60	73	(18)
Total noninterest expense	702	703	679	713	689	—	2	2,084	2,146	(3)
Income before taxes	$256	$234	$217	$290	$236	9%	8%	$707	$758	(7)%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$278	$253	$236	$314	$260	10%	7%	$767	$831	(8)%

Pre-tax operating margin	27%	25%	24%	29%	25%			25%	26%
Adjusted pre-tax operating margin – Non-GAAP (b)	33%	31%	30%	36%	34%			32%	34%

Average balances:
Average loans	$15,308	$14,795	$14,275	$13,447	$12,779	3%	20%	$14,795	$12,241	21%
Average deposits	$15,600	$15,518	$15,971	$15,497	$15,282	1%	2%	$15,696	$15,046	4%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See page 51 for a breakdown of the revenue line items in the Investment Management business impacted by the consolidated investment management funds. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes the net negative impact of money market fee waivers, amortization of intangible assets and provision for credit losses and is net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

16 BNY Mellon

AUM trends (a)						3Q16 vs.
(dollar amounts in billions)	3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15
AUM at period end, by product type:
Equity	$228	$225	$222	$224	$224	1%	2%
Fixed income	221	218	219	216	216	1	2
Index	315	305	319	329	325	3	(3)
Liability-driven investments (b)	609	573	542	514	520	6	17
Alternative investments	70	68	66	63	62	3	13
Cash	272	275	271	279	278	(1)	(2)
Total AUM	$1,715	$1,664	$1,639	$1,625	$1,625	3%	6%

AUM at period end, by client type:
Institutional	$1,234	$1,182	$1,155	$1,127	$1,129	4%	9%
Mutual funds	396	398	405	420	419	(1)	(5)
Private client	85	84	79	78	77	1	10
Total AUM	$1,715	$1,664	$1,639	$1,625	$1,625	3%	6%

Changes in AUM:
Beginning balance of AUM	$1,664	$1,639	$1,625	$1,625	$1,700
Net inflows (outflows):
Long-term strategies:
Equity	(3)	(2)	(3)	(9)	(4)
Fixed income	—	(2)	—	1	(3)
Liability-driven investments (b)	4	15	14	11	11
Alternative investments	2	1	1	2	1
Total long-term active strategies inflows	3	12	12	5	5
Index	(2)	(17)	(11)	(16)	(10)
Total long-term strategies inflows (outflows)	1	(5)	1	(11)	(5)
Short term strategies:
Cash	(1)	4	(9)	2	(10)
Total net (outflows)	—	(1)	(8)	(9)	(15)
Net market impact/other	80	71	41	24	(35)
Net currency impact	(29)	(47)	(19)	(15)	(25)
Acquisition	—	2	—	—	—
Ending balance of AUM	$1,715	$1,664	$1,639	$1,625	$1,625	3%	6%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business and the Other segment.

(b)	Includes currency overlay AUM.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, wealth management business and global distribution companies. See pages 23 and 24 of our 2015 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.72 trillion at Sept. 30, 2016 compared with $1.63 trillion at Sept. 30, 2015, an increase of 6%. The increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound).

Net long-term inflows of $1 billion in the third quarter of 2016 were a combination of $3 billion of inflows into actively managed strategies and $2 billion of outflows from index strategies. Net short-term outflows were $1 billion in the third quarter of 2016.

Total revenue was $958 million, an increase of 3% compared with the third quarter of 2015 and 2% (unannualized) compared with the second quarter of 2016. Both increases primarily reflect higher market values and seed capital gains, partially offset by losses on hedging activities and investments. The increase compared with the third quarter of 2015 also reflects higher distribution and servicing fees, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound).

Revenue generated in the Investment Management business included 40% from non-U.S. sources in the

BNY Mellon 17

third quarter of 2016, compared with 42% in the third quarter of 2015 and 40% in the second quarter of 2016.

Investment management fees in the Investment Management business were $837 million, an increase of 4% compared with the third quarter of 2015 and 4% (unannualized) compared with the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects higher market values and money market fees, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows of assets under management in prior periods. The increase compared with the second quarter of 2016 primarily reflects higher market values.

Performance fees were $8 million compared with $7 million in the third quarter of 2015 and $9 million in the second quarter of 2016.

Distribution and servicing fees were $49 million compared with $37 million in the third quarter of 2015 and $49 million in the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects higher money market fees.

Other revenue was a loss of $18 million compared with a loss of $5 million in the third quarter of 2015 and a loss of $10 million in the second quarter of 2016. Both decreases primarily reflect losses on hedging activity and investments, partially offset by higher seed capital gains. The decrease compared with the third quarter of 2015 also reflects payments to Investment Services related to higher money market fees.

Net interest revenue was $82 million compared with $83 million in the third quarter of 2015 and $82 million in the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects the impact of changes in the internal crediting rates beginning in the first quarter of 2016, partially offset by record average loans and higher average deposits. Average loans increased 20% compared with the third quarter of 2015 and 3% compared with the second quarter of 2016, while average deposits
increased 2% compared with the third quarter of 2015 and 1% compared with the second quarter of 2016. The increases in average loans were driven by our program to extend banking solutions to high net worth clients.

Noninterest expense, excluding amortization of intangible assets, was $680 million, an increase of 2% compared with the third quarter of 2015 and a decrease of 1% (unannualized) compared with the second quarter of 2016. The increase compared with the third quarter of 2015 was primarily driven by higher distribution and servicing expense as a result of lower money market fee waivers and higher incentive and severance expenses, partially offset by the impact of a stronger U.S. dollar. The decrease compared with the second quarter of 2016 primarily reflects lower other expenses, partially offset by higher incentive and severance expenses.

Year-to-date 2016 compared with year-to-date 2015

Income before taxes totaled $707 million in the first nine months of 2016 compared with $758 million in the first nine months of 2015. Income before taxes excluding amortization of intangible assets (Non-GAAP) was $767 million compared with $831 million in the first nine months of 2015. Fee and other revenue decreased $128 million compared with the first nine months of 2015, primarily reflecting net outflows in prior periods, the unfavorable impact of a stronger U.S. dollar and losses on hedging activity, partially offset by higher money market fees. Net interest revenue increased $12 million compared with the first nine months of 2015, primarily due to higher average loans and deposits, partially offset by the impact of changes in the internal crediting rates beginning in the first quarter of 2016. Noninterest expense, excluding amortization of intangible assets, decreased $49 million compared with the first nine months of 2015, primarily reflecting lower incentive expense and the favorable impact of the stronger U.S. dollar, partially offset by higher distribution and servicing expense as a result of lower money market fee waivers.

18 BNY Mellon

Investment Services business

(dollars in millions, unless otherwise noted)										YTD16
						3Q16 vs.				vs.
	3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15	YTD16	YTD15	YTD15
Revenue:
Investment services fees:
Asset servicing	$1,039	$1,043	$1,016	$1,009	$1,034	—%	—%	$3,098	$3,089	—%
Clearing services	347	350	348	337	345	(1)	1	1,045	1,033	1
Issuer services	336	233	244	199	312	44	8	813	777	5
Treasury services	136	137	129	135	135	(1)	1	402	411	(2)
Total investment services fees	1,858	1,763	1,737	1,680	1,826	5	2	5,358	5,310	1
Foreign exchange and other trading revenue	177	161	168	150	179	10	(1)	506	572	(12)
Other (a)	148	130	125	127	129	14	15	403	338	19
Total fee and other revenue	2,183	2,054	2,030	1,957	2,134	6	2	6,267	6,220	1
Net interest revenue	715	690	679	664	662	4	8	2,084	1,958	6
Total revenue	2,898	2,744	2,709	2,621	2,796	6	4	8,351	8,178	2
Provision for credit losses	1	(7)	14	8	7	N/M	N/M	8	20	N/M
Noninterest expense (ex. amortization of intangible assets)	1,812	1,819	1,770	1,791	1,853	—	(2)	5,401	5,549	(3)
Amortization of intangible assets	39	40	38	40	41	(3)	(5)	117	122	(4)
Total noninterest expense	1,851	1,859	1,808	1,831	1,894	—	(2)	5,518	5,671	(3)
Income before taxes	$1,046	$892	$887	$782	$895	17%	17%	$2,825	$2,487	14%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$1,085	$932	$925	$822	$936	16%	16%	$2,942	$2,609	13%

Pre-tax operating margin	36%	33%	33%	30%	32%			34%	30%
Pre-tax operating margin (ex. provision for credit losses and amortization of intangible assets) - Non-GAAP	37%	34%	35%	32%	34%			35%	32%

Investment services fees as a percentage of noninterest expense (ex. amortization of intangible assets)	103%	97%	98%	94%	99%			99%	96%

Securities lending revenue	$42	$42	$42	$39	$33	—%	27%	$126	$114	11%

Metrics:
Average loans	$44,329	$43,786	$45,004	$45,844	$46,222	1%	(4)%	$44,373	$45,709	(3)%
Average deposits	$220,316	$221,998	$215,707	$229,241	$232,250	(1)%	(5)%	$219,344	$235,381	(7)%

AUC/A at period end (in trillions) (b)	$30.5	$29.5	$29.1	$28.9	$28.5	3%	7%	$30.5	$28.5	7%
Market value of securities on loan at period end (in billions) (c)	$288	$278	$300	$277	$288	4%	—%	$288	$288	—%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$150	$167	$40	$49	$84

Depositary Receipts:
Number of sponsored programs	1,094	1,112	1,131	1,145	1,176	(2)%	(7)%

Clearing services:
Average active clearing accounts (U.S. platform) (in thousands)	5,942	5,946	5,947	5,959	6,107	—%	(3)%
Average long-term mutual fund assets (U.S. platform)	$443,112	$431,150	$415,025	$437,260	$447,287	3%	(1)%
Average investor margin loans (U.S. platform)	$10,834	$10,633	$11,063	$11,575	$11,806	2%	(8)%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,212	$2,108	$2,104	$2,153	$2,142	5%	3%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at Sept. 30, 2016, $1.1 trillion at June 30, 2016 and March 31, 2016 and $1.0 trillion at Dec. 31, 2015 and Sept. 30, 2015.

(c)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $64 billion at Sept. 30, 2016, $56 billion at June 30, 2016 and March 31, 2016, $55 billion at Dec. 31, 2015 and $61 billion at Sept. 30, 2015.

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

We are one of the leading global securities servicing providers with $30.5 trillion of AUC/A at Sept. 30, 2016. We are one of the largest custodians for U.S. corporate and public pension plans and we service 50% of the top-50 endowments. We are a leading custodian in the UK, servicing around a fifth of UK pensions that require a custodian, and with approximately 20% of such assets for the sector in our custody. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services.

BNY Mellon is a leader in both global and U.S. Government securities clearance. We settle securities transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 19 of the 23 primary dealers. We are a leader in servicing tri-party collateral with approximately $2.2 trillion serviced globally. We currently service approximately $1.4 trillion, or approximately 86%, of the $1.6 trillion tri-party repo market in the U.S.

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

We served as depositary for 1,094 sponsored American and global depositary receipt programs at Sept. 30, 2016, acting in partnership with leading companies from 63 countries - an estimated 57% global market share.

Pershing and its affiliates provide business solutions to approximately 1,500 financial organizations globally by delivering dependable operational support, robust trading services, flexible technology and an expansive array of investment solutions, practice management support and service excellence.

20 BNY Mellon

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

Review of financial results

AUC/A totaled $30.5 trillion, an increase from $28.5 trillion at Sept. 30, 2015. The increase was primarily driven by higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 34% equity securities and 66% fixed income securities at both Sept. 30, 2016 and Sept. 30, 2015.

Investment services fees were $1.9 billion, an increase of 2% compared with the third quarter of 2015 and 5% (unannualized) compared with the second quarter of 2016 reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and Global Collateral Services) were $1.039 billion compared with $1.034 billion in the third quarter of 2015 and $1.043 billion in the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects higher money market fees and securities lending revenue, partially offset by the unfavorable impact of a stronger U.S. dollar and downsizing of the UK transfer agency business.

•
Clearing services fees were $347 million compared with $345 million in the third quarter of 2015 and $350 million in the second quarter of 2016. The increase compared with the third quarter of 2015 was primarily driven by higher money market fees, partially offset by the impact of previously disclosed lost business.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $336 million compared with $312 million in the third quarter of 2015 and $233 million in the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects increased activity in Depositary Receipts and higher money market fees in Corporate Trust. The increase compared with the second quarter of 2016 primarily reflects seasonally higher fees in Depositary Receipts.

•	Treasury services fees were $136 million compared with $135 million in the third quarter of 2015 and $137 million in the second quarter of 2016.

Foreign exchange and other trading revenue totaled $177 million compared with $179 million in the third quarter of 2015 and $161 million in the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects lower volumes and volatility. The decrease compared with the third quarter of 2015 also reflects the continued trend of clients migrating to lower margin products. The increase compared with the second quarter of 2016 primarily reflects higher Depositary Receipt-related foreign exchange activity, partially offset by lower volatility.

Other revenue was $148 million compared with $129 million in the third quarter of 2015 and $130 million in the second quarter of 2016. Both comparisons reflect increased payments from Investment Management related to higher money market fees,

BNY Mellon 21

and termination fees related to lost business in our clearing services business. The increase compared with the third quarter of 2015 was partially offset by certain fees paid to introducing brokers and lower financing-related fees. The increase compared with the second quarter of 2016 also reflects higher financing-related fees.

Net interest revenue was $715 million compared with $662 million in the third quarter of 2015 and $690 million in the second quarter of 2016. The increase compared with the third quarter of 2015 primarily reflects the impact of the first quarter of 2016 changes in the internal crediting rates for deposits. The increase compared with the second quarter of 2016 primarily reflects higher asset yields and lower interest on deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.81 billion compared with $1.85 billion in the third quarter of 2015 and $1.82 billion in the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects lower other and legal expenses. Both decreases also reflect lower sub-custodian and business development expenses, partially offset by higher incentive expenses and the annual employee merit increase.

Year-to-date 2016 compared with year-to-date 2015

Income before taxes totaled $2.8 billion in the first nine months of 2016 compared with $2.5 billion in the first nine months of 2015. Income before taxes excluding amortization of intangible assets (Non-GAAP) increased $333 million. Fee and other revenue increased $47 million, or 1%, compared with the first nine months of 2015 primarily reflecting higher investment services fees and other revenue, partially offset by lower foreign exchange and other trading revenue. The $126 million increase in net interest revenue primarily reflects the impact of changes in the internal crediting rates for deposits. Noninterest expense, excluding intangible amortization, decreased $148 million primarily due to lower litigation, professional, legal and other purchased services and sub-custodian expenses.

Other segment

(dollars in millions)	3Q16	2Q16	1Q16	4Q15	3Q15	YTD16	YTD15
Revenue:
Fee and other revenue	$100	$95	$129	$89	$59	$324	$247
Net interest (expense) revenue	(23)	(5)	4	12	14	(24)	73
Total revenue	77	90	133	101	73	300	320
Provision for credit losses	(20)	(3)	(3)	159	(7)	(26)	(26)
Noninterest expense (ex. amortization of intangible assets and M&I and restructuring charges (recoveries))	88	53	141	150	97	282	284
Amortization of intangible assets	—	—	—	—	1	—	2
M&I and restructuring charges (recoveries)	—	3	(1)	(4)	(2)	2	2
Total noninterest expense	88	56	140	146	96	284	288
Income (loss) before taxes	$9	$37	$(4)	$(204)	$(16)	$42	$58
Income (loss) before taxes (ex. amortization of intangible assets and M&I and restructuring charges (recoveries)) – Non-GAAP	$9	$40	$(5)	$(208)	$(17)	$44	$62

Average loans and leases	$1,941	$1,703	$1,917	$2,673	$2,656	$1,853	$2,287

See page 20 of our first quarter 2016 Form 10-Q for a description of the Other segment.

Review of financial results

Total fee and other revenue increased $41 million compared with the third quarter of 2015 and $5 million compared with the second quarter of 2016. Both increases primarily reflect higher asset-related gains. The increase compared with the third quarter of 2015 also reflects the positive net impact of foreign currency hedging activities and higher fixed income trading.

Net interest revenue decreased $37 million compared with the third quarter of 2015 and $18 million compared with the second quarter of 2016. Both decreases were driven by the results of the leasing

22 BNY Mellon

portfolio inclusive of changes to internal transfer pricing in the first quarter of 2016.

The provision for credit losses was a credit of $20 million in the third quarter of 2016 primarily reflecting a net recovery of $13 million recorded in the financial institutions portfolio. The recovery reflects the receipt of trust assets from the bankruptcy proceedings of Sentinel in excess of the carrying value.

Noninterest expense, excluding amortization of intangible assets, M&I and restructuring charges (recoveries), decreased $9 million compared with the third quarter of 2015 and increased $35 million compared with the second quarter of 2016. The decrease compared with the third quarter of 2015 primarily reflects lower furniture and equipment and net occupancy expenses, partially offset by higher other expense. The increase compared with the second quarter of 2016 was primarily driven by the annual employee merit increase and higher professional, legal and other purchased services.

Year-to-date 2016 compared with year-to-date 2015

Income before taxes in the Other segment was $42 million in the first nine months of 2016 compared with $58 million in the first nine months of 2015. Total revenue decreased $20 million primarily reflecting lower net interest revenue, partially offset by the positive net impact of foreign currency hedging activities and higher fixed income trading revenue. Noninterest expense, excluding amortization of intangible assets, M&I and restructuring charges, decreased $2 million primarily reflecting lower equipment expense and professional, legal and other purchased services partially offset by higher staff expense.

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

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2015 Annual Report, pages 33 - 35.
Fair value of financial instruments and derivatives	2015 Annual Report, pages 35 - 37.
OTTI	2015 Annual Report, page 37.
Goodwill and other intangibles	2015 Annual Report, pages 37 - 38 and Note 5 beginning on page 74.
Pension accounting	2015 Annual Report, pages 38 - 40.

Consolidated balance sheet review

At Sept. 30, 2016, total assets were $374 billion compared with $394 billion at Dec. 31, 2015. The decrease in total assets was primarily driven by lower customer deposits. Deposits totaled $261 billion at Sept. 30, 2016 and $280 billion at Dec. 31, 2015. At Sept. 30, 2016, total interest-bearing deposits were 49% of total interest-earning assets, compared with 54% at Dec. 31, 2015.

Total assets averaged $351 billion in the third quarter of 2016 compared with $373 billion in the third quarter of 2015 and $374 billion in the second quarter of 2016. The year-over-year and sequential decreases in average total assets were primarily driven by lower levels of deposits and federal funds purchased and securities sold under repurchase agreements.

Total deposits averaged $237 billion in the third quarter of 2016 compared with $255 billion in the third quarter of 2015 and $249 billion in the second quarter of 2016. The year-over-year decrease in average total deposits primarily reflects a decrease in deposits located in foreign offices and noninterest-bearing deposits, partially offset by higher time deposits. The sequential decrease primarily reflects a decrease in deposits located in foreign offices, noninterest-bearing deposits and time deposits.

At Sept. 30, 2016, we had $49 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $86 billion of cash (including $80 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $135 billion of available funds. This compares with available funds of $159 billion at Dec. 31, 2015. The decrease in available funds primarily reflects the decrease of overnight deposits with the Federal Reserve and other central banks.

BNY Mellon 23

Total available funds as a percentage of total assets was 36% at Sept. 30, 2016 compared with 40% at Dec. 31, 2015. Of the $49 billion in liquid funds held at Sept. 30, 2016, $14 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 43 days. Of the $14 billion, $4 billion was placed with banks in the Eurozone.

Investment securities were $119.0 billion, or 32% of total assets, at Sept. 30, 2016, compared with $119.2 billion, or 30% of total assets, at Dec. 31, 2015. The decrease primarily reflects decreases in Agency RMBS, sovereign debt/sovereign guaranteed securities, other asset-backed securities, state and political subdivisions, other RMBS and commercial MBS, partially offset by increases in Agency commercial MBS and U.S. Treasury securities.

Loans were $66.0 billion, or 18% of total assets, at Sept. 30, 2016, compared with $63.7 billion, or 16% of total assets, at Dec. 31, 2015. The increase primarily reflects higher overdrafts, wealth management loans and mortgages and commercial real estate loans, partially offset by lower margin loans and loans to financial institutions.

Long-term debt totaled $24.4 billion at Sept. 30, 2016 and $21.5 billion at Dec. 31, 2015. The increase reflects the issuance of $5.0 billion of senior debt, including $2.0 billion in the third quarter of 2016, and an increase in the fair value of hedged long-term debt, partially offset by the maturity of $2.45 billion of long-term debt, including $1.0 billion in the third quarter of 2016.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $39.7 billion from $38.0 billion at Dec. 31, 2015. The increase primarily reflects earnings retention, issuance of preferred stock, approximately $383 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, and an increase in the unrealized gain on our investment securities portfolio. The increase was partially offset by share repurchases and foreign currency translation adjustments.

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

Italy, Spain, Portugal and Greece

Over the past several years, there have been concerns about European sovereign debt and its impact on the European banking system, as a number of European countries, including Italy, Spain, Portugal and Greece, experienced credit deterioration. We had total net exposure to Italy and Spain of $3.8 billion at Sept. 30, 2016 including $1.5 billion to Italy and $2.3 billion to Spain. The total net exposure was $3.6 billion at Dec. 31, 2015, including $1.6 billion to Italy and $2.0 billion to Spain. Exposure to Italy and Spain at both periods primarily consisted of investment grade sovereign debt and European Floating Rate notes. At both Sept. 30, 2016 and Dec. 31, 2015, investment securities exposure totaled $1.4 billion in Italy and $2.0 billion in Spain. At both Sept. 30, 2016 and Dec. 31, 2015, BNY Mellon had exposure of less than $1 million to Portugal and Greece.

Brazil

Current conditions in Brazil have resulted in increased focus on its economic and political stability. We have operations in Brazil providing investment services and investment management services. In addition, at Sept. 30, 2016 and Dec. 31, 2015, we had total net exposure to Brazil of $1.7 billion and $2.2 billion, respectively. This included $1.6 billion and $2.1 billion, respectively, in loans, which are primarily short-term trade finance loans extended to large financial institutions. At Sept. 30, 2016, we held $71 million of noninvestment grade sovereign

24 BNY Mellon

debt and at Dec. 31, 2015, we held $95 million of investment grade sovereign debt.

Other countries and territories

Events in recent years have resulted in increased focus on exposures to Turkey, Russia and Puerto Rico. Related to Turkey, we mainly provide treasury and issuer services, as well as foreign exchange products to the top-ten largest financial institutions in the country. As of Sept. 30, 2016, our exposure totaled $727 million, consisting primarily of syndicated credit facilities and trade finance loans. At Sept. 30, 2016 and Dec. 31, 2015, our exposure to Russia was $66 million and $63 million, respectively. Related to Puerto Rico, BNY Mellon had margin loan exposure that was collateralized with a concentration of Puerto Rican securities. The margin loan exposure was approximately $35 million and $50 million, at Sept. 30, 2016 and Dec. 31, 2015.

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

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio (dollars in millions)	June 30, 2016		3Q16 change in unrealized gain (loss)	Sept. 30, 2016			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$49,506		$(70)	$48,498	$48,987		101%	$489		100%	—%	—%	—%	—%
U.S. Treasury	23,893		(154)	25,112	25,135		100	23		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	15,605		12	15,690	15,998		102	308		74	5	21	—	—
Non-agency RMBS (c)	1,529		5	1,166	1,463		80	297		—	1	1	90	8
Non-agency RMBS	797		8	741	757		94	16		8	4	16	71	1
European floating rate notes (d)	1,104		15	869	851		98	(18)		71	22	7	—	—
Commercial MBS	6,316		8	7,236	7,310		101	74		98	2	—	—	—
State and political subdivisions	3,765		(24)	3,494	3,578		102	84		80	17	—	—	3
Foreign covered bonds (e)	2,376		(4)	2,395	2,433		102	38		100	—	—	—	—
Corporate bonds	1,610		(3)	1,585	1,638		103	53		16	68	16	—	—
CLOs	2,482		16	2,530	2,534		100	4		100	—	—	—	—
U.S. Government agencies	1,889		3	1,820	1,808		99	(12)		100	—	—	—	—
Consumer ABS	2,454		7	2,202	2,203		100	1		98	—	2	—	—
Other (f)	4,002		(23)	3,931	3,961		101	30		60	—	38	—	2
Total investment securities	$117,328	(g)	$(204)	$117,269	$118,656	(g)	101%	$1,387	(g)(h)	91%	2%	5%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain and Italy.

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

(f)
Includes commercial paper with a fair value of $1.7 billion and $1.5 billion and money market funds with a fair value of $865 million and $931 million at June 30, 2016 and Sept. 30, 2016, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $1,023 million at June 30, 2016 and $1,001 million at Sept. 30, 2016.

(h)	Unrealized gains of $728 million at Sept. 30, 2016 related to available-for-sale securities.

The fair value of our total investment securities portfolio was $118.7 billion at Sept. 30, 2016 compared with $118.8 billion at Dec. 31, 2015. The decrease primarily reflects a decrease in sovereign debt/sovereign guaranteed and consumer ABS, partially offset by an increase in commercial MBS.

BNY Mellon 25

At Sept. 30, 2016, the total investment securities portfolio had a net unrealized pre-tax gain of $1.4 billion compared with $357 million at Dec. 31, 2015, including the impact of related hedges. The increase in the net unrealized pre-tax gain was primarily driven by a decrease in market interest rates.

The unrealized gain net of tax on our available-for-sale investment securities portfolio included in accumulated other comprehensive income was $517 million at Sept. 30, 2016, compared with $329 million at Dec. 31, 2015.

At Sept. 30, 2016, 91% of the securities in our portfolio were rated AAA/AA- compared with 90% at Dec. 31, 2015.

We routinely test our investment securities for OTTI. See “Critical accounting estimates” for additional information regarding OTTI.

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	3Q16	2Q16	1Q16	4Q15	3Q15
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,267	$2,251	$2,233	$2,319	$2,433
Estimated average life remaining at period end (in years)	4.5	4.4	4.5	4.7	4.6
Amortization	$163	$169	$163	$161	$176
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$331	$342	$325	$355	$401
Estimated average life remaining at period end (in years)	5.9	5.9	6.0	6.1	6.0
Accretion	$24	$26	$27	$29	$33

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q16	2Q16	3Q15	YTD16	YTD15
Agency RMBS	$9	$5	$7	$22	$8
Foreign covered bonds	—	—	1	10	2
U.S. Treasury	(1)	4	8	4	42
Non-agency RMBS	(1)	4	(1)	1	(3)
Other	17	8	7	28	13
Total net securities gains	$24	$21	$22	$65	$62

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2016, this analysis resulted in other-than-temporary credit losses of $1 million primarily in our non-agency RMBS portfolio. At Sept. 30, 2016, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolio, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 3 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2016. The unrealized loss on these securities was $18 million at Sept. 30, 2016, compared with $24 million at Dec. 31, 2015.

European floating rate notes at Sept. 30, 2016 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$460	$59	$519
Netherlands	270	—	270
Ireland	62	—	62
Total fair value	$792	$59	$851

(a)	71% of these securities are in the AAA to AA- ratings category.

See Note 14 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

26 BNY Mellon

Loans

Total exposure – consolidated	Sept. 30, 2016			Dec. 31, 2015
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$14.7	$36.1	$50.8	$15.9	$36.0	$51.9
Commercial	2.7	16.7	19.4	2.3	18.2	20.5
Subtotal institutional	17.4	52.8	70.2	18.2	54.2	72.4
Wealth management loans and mortgages	15.1	1.3	16.4	13.3	1.6	14.9
Commercial real estate	4.7	3.3	8.0	3.9	3.3	7.2
Lease financings	1.8	—	1.8	1.9	—	1.9
Other residential mortgages	0.9	—	0.9	1.1	—	1.1
Overdrafts	7.3	—	7.3	4.5	—	4.5
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	48.4	57.4	105.8	44.1	59.1	103.2
Margin loans	17.6	0.1	17.7	19.6	0.6	20.2
Total	$66.0	$57.5	$123.5	$63.7	$59.7	$123.4

At Sept. 30, 2016, total exposures were $123.5 billion, a slight increase compared with Dec. 31, 2015. Increases in overdrafts and the wealth management loans and mortgages portfolio were offset by decreases in margin loans and exposure in the financial institutions and commercial portfolios.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total lending exposure at Sept. 30, 2016 and 59% at Dec. 31, 2015. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollar amounts in billions)	Sept. 30, 2016					Dec. 31, 2015
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.8	$20.9	$24.7	99%	99%	$3.1	$20.6	$23.7
Banks	7.8	2.0	9.8	70	86	9.4	2.1	11.5
Asset managers	1.5	6.2	7.7	99	82	2.0	5.6	7.6
Insurance	0.1	4.3	4.4	99	29	0.2	4.5	4.7
Government	0.1	1.1	1.2	93	47	0.1	1.9	2.0
Other	1.4	1.6	3.0	99	30	1.1	1.3	2.4
Total	$14.7	$36.1	$50.8	93%	83%	$15.9	$36.0	$51.9

The financial institutions portfolio exposure was $50.8 billion at Sept. 30, 2016, compared with $51.9 billion at Dec. 31, 2015. The decrease primarily reflects lower loans in the banks portfolio and lower unfunded commitments in the government portfolio, partially offset by an increase in exposure in the securities industry portfolio.

Financial institution exposures are high-quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2016. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 83% expire within one year and 60% expire within 90 days. In addition, 79% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent

BNY Mellon 27

to the sovereign rating of the country where the counterparty resides regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature with 86% due in less than one year. The investment grade percentage of our bank exposure was 70% at Sept. 30, 2016, compared with 86% at Dec. 31, 2015. The decrease in the investment grade percentage reflects the impact of the downgrade in the sovereign rating of Brazil to noninvestment grade. Our exposure in Brazil includes $1.6 billion in loans, which are primarily short-term trade finance loans extended to large financial institutions.

The asset manager portfolio exposures are high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2016. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2016					Dec. 31, 2015
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.1	$6.0	$7.1	93%	12%	$0.6	$6.3	$6.9
Services and other	0.7	4.7	5.4	94	20	0.8	5.5	6.3
Energy and utilities	0.6	4.7	5.3	94	9	0.6	4.9	5.5
Media and telecom	0.3	1.3	1.6	94	1	0.3	1.5	1.8
Total	$2.7	$16.7	$19.4	94%	12%	$2.3	$18.2	$20.5

The commercial portfolio exposure decreased to $19.4 billion at Sept. 30, 2016, from $20.5 billion at Dec. 31, 2015, primarily reflecting decreases in all portfolios except for the manufacturing portfolio.

Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio. The remaining exposure in the energy and utilities portfolio, which includes exposure to refining, integrated companies, exploration and production companies and pipelines, was 78% investment grade at Sept. 30, 2016, compared with 94% at Dec. 31, 2015.

The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Financial institutions	93%	92%	93%	96%	96%
Commercial	94%	94%	93%	94%	94%

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at Sept. 30, 2016.

Wealth management loans and mortgages

Our wealth management exposure was $16.4 billion at Sept. 30, 2016, compared with $14.9 billion at Dec. 31, 2015. Wealth management loans and mortgages primarily consist of loans to high net worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2016.

At Sept. 30, 2016, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 20%; Massachusetts - 12%; Florida - 7%; and other - 37%.

28 BNY Mellon

Commercial real estate

Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $8.0 billion at Sept. 30, 2016, compared with $7.2 billion at Dec. 31, 2015.

At Sept. 30, 2016, 61% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 46% secured by residential buildings, 36% secured by office buildings, 12% secured by retail properties and 6% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At Sept. 30, 2016, our commercial real estate portfolio consists of the following concentrations: New York metro - 43%; REITs and real estate operating companies - 38%; and other - 19%.

Lease financings

The leasing portfolio exposure totaled $1.8 billion at Sept. 30, 2016, compared with $1.9 billion at Dec. 31, 2015. At Sept. 30, 2016, approximately 93% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

At Sept. 30, 2016, the lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $0.9 billion at Sept. 30, 2016 and $1.1 billion Dec. 31, 2015. Included in this portfolio at Sept. 30,

2016 are $236 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2016, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 13% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.2 billion at Sept. 30, 2016 and $7.8 billion at Dec. 31, 2015 of loans related to a term loan program that offers fully collateralized loans to broker-dealers.

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

BNY Mellon 29

The role of credit has shifted to one that complements our other services instead of as a lead product. We believe credit solidifies customer relationships and, through a disciplined allocation of capital, we can earn acceptable rates of return as part of an overall relationship.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015	Sept. 30, 2015
(dollar amounts in millions)
Margin loans	$17,557	$18,594	$19,573	$19,414
Non-margin loans	48,411	45,601	43,708	43,557
Total loans	$65,968	$64,195	$63,281	$62,971
Beginning balance of allowance for credit losses	$280	$287	280	$278
Provision for credit losses	(19)	(9)	163	1
Net recoveries (charge-offs):
Financial institutions	13	—	(170)	—
Other residential mortgages	—	1	2	1
Foreign	—	1	—	—
Net recoveries (charge-offs)	13	2	(168)	1
Ending balance of allowance for credit losses	$274	$280	$275	$280
Allowance for loan losses	$148	$158	$157	$181
Allowance for lending-related commitments	126	122	118	99
Allowance for loan losses as a percentage of total loans	0.22%	0.25%	0.25%	0.29%
Allowance for loan losses as a percentage of non-margin loans	0.31	0.35	0.36	0.42
Total allowance for credit losses as a percentage of total loans	0.42	0.44	0.43	0.44
Total allowance for credit losses as a percentage of non-margin loans	0.57	0.61	0.63	0.64

Net recoveries of $13 million in the third quarter of 2016 were recorded in the financial institutions portfolio. The recovery reflects the receipt of trust assets from the bankruptcy proceedings of Sentinel in excess of the carrying value of $171 million. Net recoveries were $2 million in the second quarter of 2016 and $1 million in the third quarter of 2015.

The provision for credit losses was a credit of $19 million in the third quarter of 2016 driven by net recoveries of $13 million. The provision for credit losses was a credit of $9 million in the second quarter of 2016 and $1 million in the third quarter of 2015.

The total allowance for credit losses was $274 million at Sept. 30, 2016, $275 million at Dec. 31, 2015 and $280 million at Sept. 30, 2015. The ratio of the total allowance for credit losses to non-margin loans was 0.57% at Sept. 30, 2016, 0.63% at Dec. 31, 2015 and 0.64% at Sept. 30, 2015. The ratio of the allowance for loan losses to non-margin loans was 0.31% at Sept. 30, 2016 compared with 0.36% at Dec. 31, 2015 and 0.42% at Sept. 30, 2015.

We had $17.6 billion of secured margin loans on our balance sheet at Sept. 30, 2016 compared with $19.6 billion at Dec. 31, 2015 and $19.4 billion at Sept. 30, 2015. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

30 BNY Mellon

Allocation of allowance	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015	Sept. 30, 2015

Commercial	33%	32%	30%	27%
Commercial real estate	23	23	22	22
Foreign	11	13	13	14
Other residential mortgages	10	10	12	13
Financial institutions	11	10	11	10
Wealth management (a)	7	7	7	8
Lease financing	5	5	5	6
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $68 million, while if each credit were rated one grade worse, the allowance would have increased by $134 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $45 million, while if the loss given default were one rating better, the allowance would have decreased by $37 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$93	$97	$102
Wealth management loans and mortgages	7	10	11
Lease financings	4	4	—
Commercial real estate	1	2	2
Financial institutions	—	171	171
Total nonperforming loans	105	284	286
Other assets owned	4	5	6
Total nonperforming assets	$109	$289	$292
Nonperforming assets ratio	0.17%	0.45%	0.46%
Nonperforming assets ratio, excluding margin loans	0.23	0.63	0.67
Allowance for loan losses/nonperforming loans	141.0	55.6	54.9
Allowance for loan losses/nonperforming assets	135.8	54.7	53.8
Total allowance for credit losses/nonperforming loans	261.0	98.6	96.2
Total allowance for credit losses/nonperforming assets	251.4	96.9	94.2

Nonperforming assets activity	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015
(in millions)
Balance at beginning of period	$289	$292	$123
Additions	3	4	347
Return to accrual status	—	(1)	(1)
Charge-offs	(1)	—	(171)
Paydowns/sales	(182)	(6)	(6)
Balance at end of period	$109	$289	$292

Nonperforming assets were $109 million at Sept. 30, 2016, a decrease of $183 million compared with $292 million at Dec. 31, 2015. The decrease in nonperforming loans primarily reflects the receipt of trust assets from the bankruptcy proceedings of Sentinel.

The nonperforming assets ratio was 0.17% at Sept. 30, 2016, 0.45% at June 30, 2016 and 0.46% at Dec. 31, 2015. The ratio of the allowance for loan losses to nonperforming loans was 141.0% at Sept. 30, 2016, 55.6% at June 30, 2016 and 54.9% at Dec. 31, 2015. The ratio of the total allowance for credit losses to nonperforming loans was 261.0% at Sept. 30, 2016, 98.6% at June 30, 2016 and 96.2% at Dec. 31, 2015. The changes in these ratios at Sept. 30, 2016 compared with both prior periods reflect the decrease in nonperforming assets as a result of the recovery related to Sentinel.

BNY Mellon 31

Deposits

Total deposits were $261.4 billion at Sept. 30, 2016, a decrease of 7% compared with $279.6 billion at Dec. 31, 2015. The decrease in deposits primarily reflects lower interest-bearing deposits in non-U.S. offices. Noninterest-bearing deposits were $105.6 billion at Sept. 30, 2016 compared with $96.3 billion at Dec. 31, 2015. Interest-bearing deposits were $155.8 billion at Sept. 30, 2016 compared with $183.3 billion at Dec. 31, 2015.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015
Maximum month-end balance during the quarter	$11,184	$23,355	$12,367
Average daily balance	$9,585	$18,204	$14,796
Weighted-average rate during the quarter	0.24%	0.28%	(0.04)%
Ending balance	$8,052	$7,611	$8,824
Weighted-average rate at period end	0.25%	0.34%	(0.08)%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from changes in overnight borrowing opportunities. The increase in the weighted-average rates for the third quarter of 2016 compared with the third quarter of 2015 primarily reflects the December 2015 increase in the Fed Funds effective rate.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015
Maximum month-end balance during the quarter	$21,162	$21,642	$22,236
Average daily balance (a)	$20,616	$21,144	$21,941
Weighted-average rate during the quarter (a)	0.07%	0.05%	0.06%
Ending balance	$21,162	$21,172	$22,236
Weighted-average rate at period end	0.07%	0.06%	0.06%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $16,873 million in the third quarter of 2016, $16,935 million in the second quarter of 2016 and $11,504 million in the third quarter of 2015.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015
Maximum month-end balance during the quarter	$1,000	$4,950	$4,800
Average daily balance	$1,173	$3,781	$2,195
Weighted-average rate during the quarter	0.35%	0.37%	0.11%
Ending balance	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%

The Parent’s commercial paper program was discontinued in August 2015. In the first quarter of 2016, The Bank of New York Mellon, our largest bank subsidiary, began issuing commercial paper that matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

32 BNY Mellon

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015
Maximum month-end balance during the quarter	$993	$1,098	$648
Average daily balance	$874	$847	$628
Weighted-average rate during the quarter	0.76%	0.97%	1.18%
Ending balance	$993	$1,098	$648
Weighted-average rate at period end	0.75%	0.44%	1.15%

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

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand at each quarter-end to cover forecasted debt redemptions, net interest payments and net tax payments for the following 18 month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of Sept. 30, 2016, the Parent was in compliance with this policy. For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2015 Annual Report. Our overall approach to liquidity management is further described in “Liquidity and dividends” in our 2015 Annual Report.

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

Available and liquid funds	Sept. 30, 2016	Dec. 31, 2015	Average
(in millions)			3Q16	2Q16	3Q15
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$14,416	$15,146	$14,066	$14,394	$20,549
Federal funds sold and securities purchased under resale agreements	34,851	24,373	26,376	25,813	25,366
Total liquid funds	49,267	39,519	40,442	40,207	45,915
Cash and due from banks	4,957	6,537	4,189	4,141	6,140
Interest-bearing deposits with the Federal Reserve and other central banks	80,359	113,203	74,102	97,788	84,175
Total available funds	$134,583	$159,259	$118,733	$142,136	$136,230
Total available funds as a percentage of total assets	36%	40%	34%	38%	36%

BNY Mellon 33

On an average basis for the nine months ended Sept. 30, 2016 and the nine months ended Sept. 30, 2015, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $25.9 billion for both periods. Average foreign deposits, primarily from our European-based Investment Services business, were $105.6 billion for the nine months ended Sept. 30, 2016 compared with $110.5 billion for the nine months ended Sept. 30, 2015. Domestic savings, interest-bearing demand and time deposits averaged $47.8 billion for the nine months ended Sept. 30, 2016 and $49.0 billion for the nine months ended Sept. 30, 2015. The decrease primarily reflects lower demand deposits. Average payables to customers and broker-dealers were $16.9 billion for the nine months ended Sept. 30, 2016 and $11.2 billion for the nine months ended Sept. 30, 2015. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $22.8 billion for the nine months ended Sept. 30, 2016 and $20.6 billion for the nine months ended Sept. 30, 2015. Average noninterest-bearing deposits decreased to $82.9 billion for the nine months ended Sept. 30, 2016 from $86.5 billion for the nine months ended Sept. 30, 2015, reflecting a decrease in client deposits.

A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

Sources of liquidity

The Parent’s three major sources of liquidity are cash on hand, access to the debt and equity markets and dividends from its subsidiaries.

The Parent had cash of $9.5 billion at Sept. 30, 2016, compared with $9.1 billion at Dec. 31, 2015, an increase of $430 million primarily reflecting the issuance of long-term debt and preferred stock, partially offset by maturities of long-term debt, common stock repurchases and a net decrease in loans from subsidiaries.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at Sept. 30, 2016
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
NR - Not rated.

In October 2016, S&P stated that in light of the resubmissions by the eight U.S. G-SIBs of their resolution plans, S&P will include the ramifications of structural changes resulting from those resolution plans in its evaluations of the U.S. G-SIBs’ credit profiles.  If S&P determines that such structural changes increase risks to our bondholders, our ratings could be negatively impacted.

34 BNY Mellon

In October 2016, Moody’s noted that while the U.S. G-SIB resolution plans are likely to have moderately negative implications for creditors, Moody’s did not believe that the specific disclosed features of the resolution plans would impact these issuers’ ratings.

Long-term debt totaled $24.4 billion at Sept. 30, 2016 and $21.5 billion at Dec. 31, 2015. The increase reflects the issuance of $5.0 billion of senior debt, including $2.0 billion in the third quarter of 2016, and an increase in the fair value of hedged long-term debt, partially offset by the maturity of $2.45 billion of long-term debt, including $1.0 billion in the third quarter of 2016.

In October 2016, we issued $750 million of floating rate senior notes maturing in 2023 at an annual interest rate of three-month LIBOR plus 105 basis points and $500 million of senior subordinated medium-term notes maturing in 2028 at an annual interest rate of 3.00%.

In conjunction with our 2016 capital plan, on Aug. 1, 2016, we completed a $1 billion offering of preferred stock, $750 million of which satisfied the contingency for the repurchase of up to $560 million of common stock. We issued 10,000 shares of Series F preferred stock, which have a liquidation preference of $100,000 per share. Dividends on the Series F noncumulative perpetual preferred stock will be paid, if declared by our board of directors, at an annual rate equal to 4.625% on each March 20 and September 20, commencing March 20, 2017, through and including Sept. 20, 2026; and a floating rate equal to three-month LIBOR plus 3.131% on each March 20, June 20, September 20 and December 20, commencing Dec. 20, 2026. See Note 12 of the Notes to Consolidated Financial Statements for additional information on our preferred stock.

The Bank of New York Mellon, our largest bank subsidiary, began issuing commercial paper in the first quarter of 2016. The commercial paper matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The Parent’s commercial paper program was discontinued in August 2015. The average commercial paper borrowings were $1.2 billion (The Bank of New York Mellon) in the third quarter of 2016 and $2.2 billion (Parent) in the third quarter of 2015. There was no commercial paper outstanding at Sept. 30, 2016 and Dec. 31, 2015.

Subsequent to Sept. 30, 2016, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $4.8 billion, without the need for a regulatory waiver. Currently, The Bank of New York Mellon, our primary subsidiary, is no longer paying regular dividends to the Parent in order to increase its Tier 1 capital in advance of the SLR becoming effective. In addition, at Sept. 30, 2016, non-bank subsidiaries of the Parent had liquid assets of approximately $1.3 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements of our 2015 Annual Report.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $2 million, in aggregate, in the third quarter of 2016. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines were $103 million, in aggregate, in the third quarter of 2016.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock plus qualifying trust preferred securities. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering both the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposits and government securities), the Company’s cash generating fee-based business model, with fees representing approximately 80% of revenue, and dividend capacity of our banking subsidiaries. Our double leverage ratio was 117.2% at Sept. 30, 2016

BNY Mellon 35

and 115.7% at Dec. 31, 2015, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in, and loans to, its subsidiaries.

Included in the 2016 capital plan was a 12% increase the quarterly cash dividend on common stock to $0.19 per share. This increased quarterly cash dividend was paid on Aug. 12, 2016. Our common stock dividend payout ratio was 22% for the first nine months of 2016. The Federal Reserve’s instructions for the 2016 Comprehensive Capital Analysis & Review (“CCAR”) provided that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income would receive particularly close scrutiny.

In third quarter of 2016, we repurchased 11.6 million common shares at an average price of $40.18 per common share for a total cost of $464 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the Company’s consolidated HQLA and LCR as of Sept. 30, 2016.

Consolidated HQLA and LCR	Sept. 30, 2016
(in billions)
Securities (a)	$120
Cash (b)	75
Total consolidated HQLA (c)	$195

Liquidity coverage ratio (d)	109%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. Government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)	Consolidated HQLA presented before haircuts. After haircuts, consolidated HQLA totaled $166 billion.

(d)	Based on our interpretation of the final rule issued by the U.S. federal banking agencies to implement the LCR in the U.S. (“Final LCR Rule”).

The U.S. LCR rules became effective on Jan. 1, 2015, and currently require BNY Mellon and our affected domestic bank subsidiaries to meet an LCR of 90%, increasing to 100% when fully phased-in on Jan. 1, 2017. As of Sept. 30, 2016, based on our interpretation of the Final LCR Rule, we believe we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. Following our review of the FDIC’s revised brokered deposits FAQ issued on June 30, 2016, we do not believe this revised guidance will materially impact the LCR for us and our domestic bank subsidiaries.

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

Cash provided by operating activities was $1.6 billion in the nine months ended Sept. 30, 2016 compared with $4.0 billion in the nine months ended Sept. 30, 2015. In the first nine months of both 2016 and 2015, cash flows from operations were principally the result of earnings and changes in trading activities. Cash

36 BNY Mellon

flows from operations in the first nine months of 2016 were partially offset by changes in accruals.

Cash provided by investing activities was $21.1 billion in the nine months ended Sept. 30, 2016 compared with cash used for investing activities of $248 million in the nine months ended Sept. 30, 2015. In the first nine months of 2016, the change in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds, partially offset by a change in federal funds sold and securities purchased under resale agreements. In the first nine months of 2015, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and changes in loans were significant uses of funds, partially offset by sales, paydowns and maturities of securities available-for-sale and changes in interest-bearing deposits with the Federal Reserve and other central banks.

Cash used for financing activities was $24.2 billion in the nine months ended Sept. 30, 2016 compared with $2.5 billion in the nine months ended Sept. 30, 2015. In the first nine months of 2016, changes in deposits, changes in federal funds purchased and securities sold under repurchase agreements, repayment of long-term debt and treasury stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt. In the first nine months of 2015, the repayment of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and treasury stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt, changes in payables to customers and broker-dealers and the issuance of preferred stock.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015
Average common equity to average assets	10.2%	9.6%	9.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.6%	10.4%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.7%	9.7%	9.0%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.5%	6.6%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$39,695	$38,559	$38,037
Total BNY Mellon common shareholders’ equity – GAAP	$36,153	$36,007	$35,485
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,626	$17,349	$16,574
Book value per common share – GAAP (a)	$34.19	$33.72	$32.69
Tangible book value per common share – Non-GAAP (a)	$16.67	$16.25	$15.27
Closing stock price per common share	$39.88	$38.85	$41.22
Market capitalization	$42,167	$41,479	$44,738
Common shares outstanding	1,057,337	1,067,674	1,085,343

Cash dividends per common share	$0.19	$0.17	$0.17
Common dividend payout ratio	21%	23%	30%
Common dividend yield (annualized)	1.9%	1.8%	1.6%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 48 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $39.7 billion at Sept. 30, 2016 from $38.0 billion at Dec. 31, 2015. The increase primarily reflects earnings retention, issuance of preferred stock, approximately $383 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, and an increase in the unrealized gain on our investment securities portfolio. The increase was partially offset by share repurchases and foreign currency translation adjustments.

The unrealized gain net of tax on our investment securities portfolio recorded in accumulated other comprehensive income was $517 million at Sept. 30, 2016 compared with $329 million at Dec. 31, 2015. The increase in the unrealized gain, net of tax, was primarily driven by a decline in market interest rates.

BNY Mellon 37

BNY Mellon’s tangible common shareholders’ equity to tangible assets of operations ratio (Non-GAAP) was 6.5% at both Sept. 30, 2016 and Dec. 31, 2015.

In conjunction with the Federal Reserve’s non-objection to BNY Mellon’s 2016 capital plan, in August 2016, we issued $1 billion of noncumulative perpetual preferred stock, $750 million of which satisfied the contingency for the repurchase of up to $560 million of common stock in connection with our 2016 plan. In the third quarter of 2016, we repurchased 11.6 million common shares at an average price of $40.18 per common share for a total cost of $464 million.

Also included in the 2016 capital plan was a 12% increase in the quarterly cash dividend on common stock to $0.19 per share. The first payment of the increased quarterly cash dividend was Aug. 12, 2016.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.”

As of Sept. 30, 2016, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” As of Dec. 31, 2015, BNY Mellon and our U.S. bank subsidiaries, with the exception of BNY Mellon, N.A., were “well capitalized.” As of Dec. 31, 2015, BNY Mellon, N.A. was not “well capitalized” because its Total capital ratio was 9.89%, which was below the 10% “well capitalized” threshold. With the filing of its March 31, 2016 Call Report, BNY Mellon, N.A.’s Total capital ratio was 10.94%, which is above the 10% “well capitalized” threshold.

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

The “well capitalized” and other capital categories (where applicable), as established by applicable regulations for bank holding companies and depository institutions, have been established by those regulations solely for purposes of implementing their respective requirements (for example, eligibility for financial holding company status in the case of bank holding companies and prompt corrective action measures in the case of depository institutions). A bank holding company’s or depository institution’s qualification for a capital category may not constitute an accurate representation of the entity’s overall financial condition or prospects.

The U.S. banking agencies’ capital rules have been based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2015 Annual Report. BNY Mellon is subject to the U.S. capital rules, which are being gradually phased-in over a multi-year period through 2018.

Our estimated CET1 ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. Our risk-based capital adequacy is determined using the higher of risk-weighted assets (“RWAs”) determined using the Advanced Approach and Standardized Approach.

The transitional capital ratios for Sept. 30, 2016 and June 30, 2016 included in the table below were negatively impacted by the additional phase-in requirements that became effective on Jan. 1, 2016.

38 BNY Mellon

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2016
	Well capitalized		Minimum required		Capital ratios	June 30, 2016	Dec. 31, 2015
				(a)
Consolidated regulatory capital ratios: (b)
Standardized:
CET1 ratio	N/A	(c)	5.5%		12.2%	11.8%	11.5%
Tier 1 capital ratio	6%		7%		14.4%	13.4%	13.1%
Total (Tier 1 plus Tier 2) capital ratio	10%		9%		14.8%	13.8%	13.5%
Advanced:
CET1 ratio	N/A	(c)	5.5%		10.5%	10.2%	10.8%
Tier 1 capital ratio	6%		7%		12.5%	11.5%	12.3%
Total (Tier 1 plus Tier 2) capital ratio	10%		9%		12.6%	11.7%	12.5%
Leverage capital ratio (b)	N/A	(c)	4%		6.6%	5.8%	6.0%
SLR (d)	5%	(c)(e)	3%		6.0%	5.3%	5.4%

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (c)(e)
Estimated CET1 ratio:
Standardized Approach	8.5%		5.5%		11.4%	11.0%	10.2%
Advanced Approach	8.5%		5.5%		9.8%	9.5%	9.5%
Estimated SLR (d)	5%		3%		5.7%	5.0%	4.9%

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced:
CET1 ratio	6.5%		5.125%		12.7%	12.0%	11.8%
Tier 1 capital ratio	8%		6.625%		13.1%	12.3%	12.3%
Total (Tier 1 plus Tier 2) capital ratio	10%		8.625%		13.3%	12.6%	12.5%
Leverage capital ratio	5%		4%		6.9%	6.1%	5.9%
SLR (d)	6%		3%		6.2%	5.6%	5.3%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated SLR (d)	6%		3%		5.9%	5.3%	4.8%

(a)	Minimum requirements for Sept. 30, 2016 and June 30, 2016 include Basel III minimum thresholds plus currently applicable buffers.

(b)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The leverage capital ratio is based on Tier 1 capital, as phased-in and quarterly average total assets.

(c)	The Federal Reserve’s regulations do not establish well capitalized thresholds for these measures for bank holding companies.

(d)	The SLR does not become a binding measure until the first quarter of 2018. The SLR is based on Tier 1 capital, as phased-in, and average quarterly assets and certain off-balance sheet exposures.

(e)
Fully phased-in Basel III minimum with expected buffers. See page 41 for the capital ratios with the phase-in of the capital conservation buffer and the estimated U.S. G-SIB surcharge, as well as the introduction of the SLR buffer.

Our CET1 ratio determined under the Advanced Approach was 10.5% at Sept. 30, 2016 and 10.8% at Dec. 31, 2015. The decrease primarily reflects higher risk-weighted assets driven by higher operational risk RWAs, partially offset by an increase in capital.

Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.8% at Sept. 30, 2016 and 9.5% at Dec. 31, 2015. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.4% at Sept. 30, 2016 and 10.2% at Dec. 31, 2015.

The estimated fully phased-in SLR (Non-GAAP) of 5.7% at Sept. 30, 2016 and 4.9% at Dec. 31, 2015

was based on our interpretation of the U.S. capital rules, as supplemented by the Federal Reserve’s final rules on the SLR. BNY Mellon will be subjected to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR of 3%. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.” We expect our depository institutions to satisfy the 6% “well capitalized” threshold required for well-capitalized status when the SLR becomes effective as a binding ratio in 2018.

For additional information on the U.S. capital rules, see “Supervision and Regulation - Capital

BNY Mellon 39

Requirements - Generally” in our 2015 Annual Report.

The Basel III Advanced Approach capital ratios are significantly impacted by RWAs for operational risk. Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

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

Minimum capital ratios and capital buffers

The U.S. capital rules include a series of buffers and surcharges over required minimums that apply to bank holding companies, including BNY Mellon, which are being phased-in over time. Banking organizations with a risk-based ratio or SLR above the minimum required level, but with a risk-based ratio or SLR below the minimum level with buffers will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall. Different regulatory capital minimums, buffers and surcharges apply to our banking subsidiaries.

The U.S. capital rules introduced a capital conservation buffer and countercyclical capital buffer that add to the minimum regulatory capital ratios. The capital conservation buffer - 0.625% for 2016 and 2.5% when fully phased-in on Jan. 1, 2019 - is designed to absorb losses during periods of economic stress and applies to all banking organizations. During periods of excessive growth, the capital conservation buffer may be expanded through the imposition of a countercyclical capital buffer that may be as high as 2.5%. The countercyclical capital buffer, when applicable, applies only to Advanced Approach banking organizations. The countercyclical capital buffer is currently set to zero with respect to U.S. exposures, but it could increase if the banking agencies determine that systemic vulnerabilities are meaningfully above normal.

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

40 BNY Mellon

Consolidated capital ratio requirements	Well capitalized	Minimum ratios	Minimum ratios with buffers, as phased-in (a)
			2016	2017	2018		2019
Capital conservation buffer (CET1)			0.625%	1.25%	1.875%		2.5%
U.S. G-SIB surcharge (CET1) (b)(c)			0.375%	0.75%	1.125%		1.5%

Consolidated:
CET1 ratio	N/A	4.5%	5.5%	6.5%	7.5%		8.5%
Tier 1 capital ratio	6.0%	6.0%	7.0%	8.0%	9.0%		10.0%
Total capital ratio	10.0%	8.0%	9.0%	10.0%	11.0%		12.0%

Enhanced SLR buffer (Tier 1 capital)	N/A		N/A	N/A	2.0%		2.0%
SLR	N/A	3.0%	N/A	N/A	5.0%		5.0%

Bank subsidiaries: (c)
CET1 ratio	6.5%	4.5%	5.125%	5.75%	6.375%		7.0%
Tier 1 capital ratio	8.0%	6.0%	6.625%	7.25%	7.875%		8.5%
Total capital ratio	10.0%	8.0%	8.625%	9.25%	9.875%		10.5%

SLR	6.0%	3.0%	N/A	N/A	6.0%	(d)	6.0%	(d)

(a)	Countercyclical capital buffer currently set to 0%.

(b)	The U.S. G-SIB surcharge of 1.5% applicable to BNY Mellon is subject to change.

(c)	The U.S. G-SIB surcharge is not applicable to the regulatory capital ratios of the bank subsidiaries.

(d)	Well capitalized threshold.

The table below presents the factors that impacted the transitional and fully phased-in CET1 (Non-GAAP).

Estimated CET1 generation presented on a transitional and fully phased-in basis – Non-GAAP	Quarter ended Sept. 30, 2016
(in millions)	Transitional basis (b)	Fully phased-in Non-GAAP (c)
CET1 – Beginning of period	$18,275	$16,873
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	974	974
Goodwill and intangible assets, net of related deferred tax liabilities	109	131
Gross CET1 generated	1,083	1,105
Capital deployed:
Dividends	(205)	(205)
Common stock repurchased	(464)	(464)
Total capital deployed	(669)	(669)
Other comprehensive income:
Foreign currency translation	(181)	(181)
Unrealized loss on assets available-for-sale	(41)	(68)
Pension liabilities	8	13
Unrealized gain on cash flow hedges	3	3
Total other comprehensive income	(211)	(233)
Additional paid-in capital (a)	74	74
Other additions (deductions):
Net pension fund assets	—	—
Embedded goodwill	8	9
Other	(1)	—
Total other additions	7	9
Net CET1 generated	284	286
CET1 – End of period	$18,559	$17,159

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

(b)	Reflects transitional adjustments to CET1 required under the U.S. capital rules.

(c)	Estimated.

BNY Mellon 41

The following table presents the components of our transitional and fully phased-in CET1, Tier 1 and Tier 2 capital, the RWAs determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Capital components and ratios	Sept. 30, 2016		June 30, 2016		Dec. 31, 2015
(dollars in millions)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)
CET1:
Common shareholders’ equity	$36,450	$36,153	$36,282	$36,007	$36,067	$35,485
Goodwill and intangible assets	(17,505)	(18,527)	(17,614)	(18,658)	(17,295)	(18,911)
Net pension fund assets	(56)	(94)	(56)	(94)	(46)	(116)
Equity method investments	(314)	(347)	(322)	(356)	(296)	(347)
Deferred tax assets	(15)	(25)	(14)	(23)	(8)	(20)
Other	(1)	(1)	(1)	(3)	(5)	(9)
Total CET1	18,559	17,159	18,275	16,873	18,417	16,082
Other Tier 1 capital:
Preferred stock	3,542	3,542	2,552	2,552	2,552	2,552
Trust preferred securities	—	—	—	—	74	—
Deferred tax assets	(10)	—	(9)	—	(12)	—
Net pension fund assets	(38)	—	(38)	—	(70)	—
Other	(110)	(109)	(112)	(110)	(25)	(22)
Total Tier 1 capital	21,943	20,592	20,668	19,315	20,936	18,612
Tier 2 capital:
Trust preferred securities	156	—	161	—	222	—
Subordinated debt	149	149	149	149	149	149
Allowance for credit losses	274	274	280	280	275	275
Other	(6)	(6)	(6)	(7)	(12)	(12)
Total Tier 2 capital - Standardized Approach	573	417	584	422	634	412
Excess of expected credit losses	33	33	36	36	37	37
Less: Allowance for credit losses	274	274	280	280	275	275
Total Tier 2 capital - Advanced Approach	$332	$176	$340	$178	$396	$174
Total capital:
Standardized Approach	$22,516	$21,009	$21,252	$19,737	$21,570	$19,024
Advanced Approach	$22,275	$20,768	$21,008	$19,493	$21,332	$18,786

Risk-weighted assets:
Standardized Approach	$152,410	$151,173	$154,464	$153,198	$159,893	$158,015
Advanced Approach:
Credit Risk	$100,398	$99,078	$104,367	$103,024	$106,974	$105,099
Market Risk	3,009	3,009	2,080	2,080	2,148	2,148
Operational Risk	72,825	72,825	72,725	72,725	61,262	61,262
Total Advanced Approach	$176,232	$174,912	$179,172	$177,829	$170,384	$168,509

Standardized Approach:
CET1 ratio	12.2%	11.4%	11.8%	11.0%	11.5%	10.2%
Tier 1 capital ratio	14.4%	13.6%	13.4%	12.6%	13.1%	11.8%
Total (Tier 1 plus Tier 2) capital ratio	14.8%	13.9%	13.8%	12.9%	13.5%	12.0%
Advanced Approach:
CET1 ratio	10.5%	9.8%	10.2%	9.5%	10.8%	9.5%
Tier 1 capital ratio	12.5%	11.8%	11.5%	10.9%	12.3%	11.0%
Total (Tier 1 plus Tier 2) capital ratio	12.6%	11.9%	11.7%	11.0%	12.5%	11.1%

Average assets for leverage capital purposes	$333,487		$356,344		$351,435
Total leverage exposure for SLR purposes		$362,302		$385,670		$382,810

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2016 and 2015 under the U.S. capital rules.

(b)	Estimated.

42 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at Sept. 30, 2016.

Capital above thresholds at Sept. 30, 2016
(in millions)	Consolidated		The Bank of New York Mellon (b)
CET1	$8,866	(a)	$8,904
Tier 1 capital	9,607	(a)	7,254
Total capital	4,652	(b)	4,765
Leverage capital	8,604	(a)	5,105

(a)	Based on minimum required standards, with applicable buffers.

(b)	Based on well capitalized standards.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2016 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWA, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2016
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets, or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		6

Tier 1 capital:
Standardized Approach	7		10
Advanced Approach	6		7

Total capital:
Standardized Approach	7		10
Advanced Approach	6		7

Leverage capital	3		2

SLR	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	7		8
Advanced Approach	6		6

Estimated SLR, fully phased-in – Non-GAAP	3		2

At Sept. 30, 2016, we had $260 million of outstanding trust preferred securities, a portion of which is eligible for inclusion in Tier 2 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, our credit spreads, the availability of cash and capital and compliance with our internal and regulatory requirements for Tier 1 and Tier 2 capital based capital ratios.

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

Supplementary Leverage Ratio

BNY Mellon has presented its consolidated and largest bank subsidiary’s estimated fully phased-in SLRs based on its interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period and on the application of such rules to BNY Mellon’s businesses as currently conducted.

BNY Mellon 43

The following table presents the components of our SLR on both the transitional and fully phased-in Basel III basis.

SLR	Sept. 30, 2016		June 30, 2016		Dec. 31, 2015
(dollars in millions)	Transitional basis	Fully phased-in Non-GAAP (a)	Transitional basis	Fully phased-in Non-GAAP (a)	Transitional basis	Fully phased-in Non-GAAP (a)
Consolidated:
Total Tier 1 capital	$21,943	$20,592	$20,668	$19,315	$20,936	$18,612

Total leverage exposure:
Quarterly average total assets	$351,230	$351,230	$374,220	$374,220	$368,590	$368,590
Less: Amounts deducted from Tier 1 capital	17,743	19,095	17,876	19,234	17,650	19,403
Total on-balance sheet assets, as adjusted	333,487	332,135	356,344	354,986	350,940	349,187
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	6,149	6,149	6,125	6,125	7,158	7,158
Repo-style transaction exposures	447	447	402	402	440	440
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	23,571	23,571	24,157	24,157	26,025	26,025
Total off-balance sheet exposures	30,167	30,167	30,684	30,684	33,623	33,623
Total leverage exposure	$363,654	$362,302	$387,028	$385,670	$384,563	$382,810

SLR - Consolidated	6.0%	5.7%	5.3%	5.0%	5.4%	4.9%

The Bank of New York Mellon, our largest bank subsidiary:
Tier 1 capital	$18,701	$17,592	$18,049	$16,948	$16,814	$15,142
Total leverage exposure	$299,641	$299,236	$322,978	$322,588	$316,812	$316,270

SLR - The Bank of New York Mellon (b)	6.2%	5.9%	5.6%	5.3%	5.3%	4.8%

(a)	Estimated.

(b)	We expect our depository institutions to satisfy the 6% “well capitalized” threshold required for well-capitalized status when the SLR becomes effective as a binding ratio in 2018.

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods.

VaR (a)	3Q16			Sept. 30, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$7.3	$5.4	$8.9	$7.9
Foreign exchange	4.2	3.2	7.5	3.7
Equity	0.6	0.5	0.8	0.6
Credit	0.3	0.3	0.4	0.4
Diversification	(5.8)	N/M	N/M	(5.7)
Overall portfolio	$6.6	$5.0	$7.7	$6.9

VaR (a)	2Q16			June 30, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$6.2	$5.5	$7.1	$6.4
Foreign exchange	2.5	1.9	11.1	2.8
Equity	0.6	0.4	0.7	0.6
Credit	0.3	0.2	0.4	0.3
Diversification	(3.7)	N/M	N/M	(3.6)
Overall portfolio	$5.9	$5.0	$6.9	$6.5

VaR (a)	3Q15			Sept. 30, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.0	$4.0	$5.9	$5.6
Foreign exchange	0.9	0.6	1.9	1.3
Equity	0.9	0.6	1.5	0.8
Diversification	(1.8)	N/M	N/M	(2.4)
Overall portfolio	$5.0	$4.0	$6.1	$5.3

44 BNY Mellon

VaR (a)	YTD16
(in millions)	Average	Minimum	Maximum
Interest rate	$6.3	$4.3	$8.9
Foreign exchange	2.8	1.2	11.1
Equity	0.6	0.4	0.8
Credit	0.3	0.2	0.4
Diversification	(4.0)	N/M	N/M
Overall portfolio	$6.0	$4.3	$7.7

VaR (a)	YTD15
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0
Foreign exchange	0.9	0.5	1.9
Equity	1.1	0.6	1.9
Diversification	(1.9)	N/M	N/M
Overall portfolio	$5.3	$3.9	$8.5

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

During the third quarter of 2016, interest rate risk generated 59% of average gross VaR, foreign exchange risk generated 34% of average gross VaR, equity risk accounted for 5% of average gross VaR and credit risk generated 2% of average gross VaR. During the third quarter of 2016, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Revenue range:	Number of days
Less than $(2.5)	—	1	—	—	—
$(2.5) - $0	6	2	3	4	7
$0 - $2.5	22	20	29	23	27
$2.5 - $5.0	25	38	21	29	21
More than $5.0	11	3	9	6	10

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $5 billion at Sept. 30, 2016 and $7 billion Dec. 31, 2015.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $4 billion at Sept. 30, 2016 and $5 billion at Dec. 31, 2015.

BNY Mellon 45

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

At Sept. 30, 2016, our OTC derivative assets of $4.2 billion included a CVA deduction of $57 million. Our OTC derivative liabilities of $4.3 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA decreased by $8 million and the DVA decreased by $4 million in the third quarter of 2016. The net impact of these adjustments increased foreign exchange and other trading revenue by $4 million in the third quarter of 2016.

In the second quarter of 2016, net of hedges, the CVA decreased $4 million and the DVA was unchanged. The net impact of these adjustments increased foreign exchange and other trading revenue by $4 million in the second quarter of 2016.

In the third quarter of 2015, net of hedges, the CVA increased $5 million and the DVA was unchanged. The net impact of these adjustments decreased foreign exchange and other trading revenue by $5 million in the third quarter of 2015.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Rating:
AAA to AA-	45%	38%	44%	43%	46%
A+ to A-	32	40	37	42	38
BBB+ to BBB-	19	18	14	13	14
Non-investment grade (BB+ and lower)	4	4	5	2	2
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

As of Sept. 30, 2016, these scenarios reflect strategies that management could employ as interest rate expectations change. The table below relies on certain critical assumptions regarding the balance sheet and depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in

46 BNY Mellon

certain of our assets. Generally, there has been an inverse relationship between interest rates and client deposit levels. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario.

The interest rate ramp scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (dollars in millions)	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015
up 200 bps parallel rate ramp vs. baseline (a)	$62	$91	$103	$179	$275
up 100 bps parallel rate ramp vs. baseline (a)	147	158	189	191	290
Long-term up 50 bps, short-term unchanged (b)	116	130	104	33	20
Long-term down 50 bps, short-term unchanged (b)	(128)	(96)	(93)	(91)	(81)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps - basis points.

The Sept. 30, 2016 calculations in the estimated changes in net interest revenue table above are based on a forecast that uses our quarter-end balance sheet and forward yield curves. The 100 basis point ramp scenario assumes rates increase 25 basis points above the forward yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

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

BNY Mellon 47

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based on fully phased-in CET1 and other risk-based capital ratios, the fully phased-in SLR and tangible common shareholders’ equity. BNY Mellon believes that the CET1 and other risk-based capital ratios on a fully phased-in basis, the SLR on a fully phased-in basis and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, required by regulatory authorities. The tangible common shareholders’ equity ratio, which excludes goodwill and intangible assets, net of deferred tax liabilities, includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets, net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per common share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures, which exclude the effect of noncontrolling interests related to consolidated investment management funds, and expense measures, which exclude M&I, litigation and restructuring charges, and amortization of intangible assets. Earnings per share, return on equity, operating leverage and operating margin measures, which exclude some or all of these items, as well as the recovery related to Sentinel, are also presented. Operating margin measures may also exclude the provision for credit losses and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. M&I expenses primarily relate to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

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

48 BNY Mellon

The following table presents the reconciliation of net income applicable to common shareholders of The Bank of New York Mellon Corporation and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to	3Q16		2Q16			3Q15
Non-GAAP (in millions, except per common share amounts)	Net income	Diluted EPS	Net income	Diluted EPS		Net income	Diluted EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$974	$0.90	$825	$0.75		$820	$0.74
Add: M&I, litigation and restructuring charges	18		7			11
Tax impact of the recovery related to Sentinel	5		N/A			N/A
Less: Recovery related to Sentinel	13		N/A			N/A
Tax impact of M&I, litigation and restructuring charges	5		2			3
Non-GAAP adjustments – after-tax	5	—	5	—		8	0.01
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$979	$0.90	$830	$0.76	(a)	$828	$0.74	(a)

(a)	Does not foot due to rounding.

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin	3Q16	2Q16	3Q15	YTD16	YTD15
(dollars in millions)
Income before income taxes – GAAP	$1,317	$1,165	$1,109	$3,573	$3,364
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	9	4	(5)	6	63
Add: Amortization of intangible assets	61	59	66	177	197
M&I, litigation and restructuring charges	18	7	11	42	67
Recovery related to Sentinel	(13)	—	—	(13)	—
Income before income taxes, as adjusted – Non-GAAP (a)	$1,374	$1,227	$1,191	$3,773	$3,565

Fee and other revenue – GAAP	$3,150	$2,999	$3,053	$9,119	$9,132
Income (loss) from consolidated investment management funds – GAAP	17	10	(22)	21	70
Net interest revenue – GAAP	774	767	759	2,307	2,266
Total revenue – GAAP	3,941	3,776	3,790	11,447	11,468
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	9	4	(5)	6	63
Total revenue, as adjusted – Non-GAAP (a)	$3,932	$3,772	$3,795	$11,441	$11,405

Pre-tax operating margin – GAAP (b)(c)	33%	31%	29%	31%	29%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)(c)	35%	33%	31%	33%	31%

(a)
Non-GAAP information for all periods presented excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 also excludes a recovery of the previously impaired Sentinel loan.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis, these investments would increase revenue and income before taxes by $74 million for the third quarter of 2016, $74 million for the second quarter of 2016, $53 million for the third quarter of 2015, $225 million for the first nine months of 2016 and $169 million for the first nine months of 2015 and would increase our pre-tax operating margin by approximately 1.2% for the third quarter of 2016, 1.3% for the second quarter of 2016, 1.0% for the third quarter of 2015, 1.3% for the first nine months of 2016 and 1.0% for the first nine months of 2015.

BNY Mellon 49

The following table presents the reconciliation of operating leverage.

Operating leverage	3Q16	2Q16	3Q15	3Q16 vs.
(dollars in millions)				2Q16		3Q15
Total revenue – GAAP	$3,941	$3,776	$3,790	4.37%		3.98%
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	9	4	(5)
Total revenue, as adjusted – Non-GAAP	$3,932	$3,772	$3,795	4.24%		3.61%

Total noninterest expense – GAAP	$2,643	$2,620	$2,680	0.88%		(1.38)%
Less: Amortization of intangible assets	61	59	66
M&I, litigation and restructuring charges	18	7	11
Total noninterest expense, as adjusted – Non-GAAP	$2,564	$2,554	$2,603	0.39%		(1.50)%

Operating leverage – GAAP (a)				349	bps	536	bps
Adjusted operating leverage – Non-GAAP (a)(b)				385	bps	511	bps

(a)	Operating leverage is the rate of increase (decrease) in total revenue less the rate of increase (decrease) in total noninterest expense.

(b)
Non-GAAP operating leverage for all periods presented excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges.

bps - basis points.

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity	3Q16	2Q16	3Q15	YTD16	YTD15
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$974	$825	$820	$2,603	$2,416
Add: Amortization of intangible assets	61	59	66	177	197
Less: Tax impact of amortization of intangible assets	21	21	23	62	67
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	1,014	863	863	2,718	2,546
Add: M&I, litigation and restructuring charges	18	7	11	42	67
Recovery related to Sentinel	(13)	—	—	(13)	—
Less: Tax impact of M&I, litigation and restructuring charges	5	2	3	13	23
Tax impact of recovery related to Sentinel	(5)	—	—	(5)	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$1,019	$868	$871	$2,739	$2,590

Average common shareholders’ equity	$35,767	$35,827	$35,588	$35,616	$35,530
Less: Average goodwill	17,463	17,622	17,742	17,549	17,750
Average intangible assets	3,711	3,789	3,962	3,770	4,027
Add: Deferred tax liability – tax deductible goodwill (b)	1,477	1,452	1,379	1,477	1,379
Deferred tax liability – intangible assets (b)	1,116	1,129	1,164	1,116	1,164
Average tangible common shareholders’ equity – Non-GAAP	$17,186	$16,997	$16,427	$16,890	$16,296

Return on common equity – GAAP (c)	10.8%	9.3%	9.1%	9.8%	9.1%
Adjusted return on common equity – Non-GAAP (a)(c)	11.3%	9.7%	9.7%	10.3%	9.7%

Return on tangible common equity – Non-GAAP (c)	23.5%	20.4%	20.8%	21.5%	20.9%
Adjusted return on tangible common equity – Non-GAAP (a)(c)	23.6%	20.5%	21.0%	21.7%	21.2%

(a)
Non-GAAP information for all periods presented excludes the amortization of intangible assets and M&I, litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 also excludes a recovery of the previously impaired Sentinel loan.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Annualized.

50 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	Sept. 30, 2016	June 30, 2016	Dec. 31, 2015	Sept. 30, 2015
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$39,695	$38,559	$38,037	$38,170
Less: Preferred stock	3,542	2,552	2,552	2,552
BNY Mellon common shareholders’ equity at period end – GAAP	36,153	36,007	35,485	35,618
Less: Goodwill	17,449	17,501	17,618	17,679
Intangible assets	3,671	3,738	3,842	3,914
Add: Deferred tax liability – tax deductible goodwill (a)	1,477	1,452	1,401	1,379
Deferred tax liability – intangible assets (a)	1,116	1,129	1,148	1,164
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,626	$17,349	$16,574	$16,568

Total assets at period end – GAAP	$374,114	$372,351	$393,780	$377,371
Less: Assets of consolidated investment management funds	1,009	1,083	1,401	2,297
Subtotal assets of operations – Non-GAAP	373,105	371,268	392,379	375,074
Less: Goodwill	17,449	17,501	17,618	17,679
Intangible assets	3,671	3,738	3,842	3,914
Cash on deposit with the Federal Reserve and other central banks (b)	80,362	88,080	116,211	86,426
Tangible total assets of operations at period end – Non-GAAP	$271,623	$261,949	$254,708	$267,055

BNY Mellon shareholders’ equity to total assets ratio – GAAP	10.6%	10.4%	9.7%	10.1%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	9.7%	9.7%	9.0%	9.4%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP	6.5%	6.6%	6.5%	6.2%

Period-end common shares outstanding (in thousands)	1,057,337	1,067,674	1,085,343	1,092,953

Book value per common share – GAAP	$34.19	$33.72	$32.69	$32.59
Tangible book value per common share – Non-GAAP	$16.67	$16.25	$15.27	$15.16

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income (loss) from consolidated investment management funds, net of noncontrolling interests
(in millions)	3Q16	2Q16	3Q15	YTD16	YTD15
Income (loss) from consolidated investment management funds	$17	$10	$(22)	$21	$70
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	9	4	(5)	6	63
Income (loss) from consolidated investment management funds, net of noncontrolling interests	$8	$6	$(17)	$15	$7

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income (loss) from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	3Q16	2Q16	1Q16	4Q15	3Q15	YTD16	YTD15
Investment management fees	$2	$3	$2	$7	$3	$7	$8
Other (Investment income (loss))	6	3	(1)	4	(20)	8	(1)
Income (loss) from consolidated investment management funds, net of noncontrolling interests	$8	$6	$1	$11	$(17)	$15	$7

BNY Mellon 51

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business
(dollars in millions)	3Q16	2Q16	1Q16	4Q15	3Q15	YTD16	YTD15
Income before income taxes – GAAP	$256	$234	$217	$290	$236	$707	$758
Add: Amortization of intangible assets	22	19	19	24	24	60	73
Provision for credit losses	—	1	(1)	(4)	1	—	3
Money market fee waivers	11	11	9	23	28	31	90
Income before income taxes excluding amortization of intangible assets, provision for credit losses and money market fee waivers – Non-GAAP	$289	$265	$244	$333	$289	$798	$924

Total revenue – GAAP	$958	$938	$895	$999	$926	$2,791	$2,907
Less: Distribution and servicing expense	104	102	100	92	94	306	286
Money market fee waivers benefiting distribution and servicing expense	15	15	23	27	35	53	110
Add: Money market fee waivers impacting total revenue	26	26	32	50	63	84	200
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$865	$847	$804	$930	$860	$2,516	$2,711

Pre-tax operating margin – GAAP (a)	27%	25%	24%	29%	25%	25%	26%
Adjusted pre-tax operating margin, excluding amortization of intangible assets, provision for credit losses, money market fee waivers and net of distribution and servicing expense – Non-GAAP (a)	33%	31%	30%	36%	34%	32%	34%

(a)	Income before taxes divided by total revenue.

52 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on eight specific cash flow presentation issues and is effective for fiscal years beginning after Dec. 15, 2017, including interim periods within those fiscal years. Earlier application is permitted, however all of the amendments must be adopted in the same period. BNY Mellon is assessing the impacts of the new standard, but would not expect this ASU to materially affect the results of operations or financial condition.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, “Financial Instruments – Credit Losses.” This ASU introduces a new current expected credit losses model, which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. The guidance would also change current practice for the impairment model for AFS debt securities. The AFS debt securities model will require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU is effective for fiscal years beginning after Dec. 15, 2019. Earlier application is permitted after Dec. 15, 2018. BNY Mellon is assessing the impacts of the new standard.

ASU 2016-09, Compensation – Stock Compensation

In March 2016, the FASB issued an ASU, “Compensation – Stock Compensation.” This standard simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016. The adoption of the ASU will result in increased volatility to the Company’s income tax expense but is not expected to have a material impact on the Company’s balance sheet or equity.

ASU 2014-09, Revenue from Contracts with Customers

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

BNY Mellon 53

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

This ASU is effective for fiscal years beginning after Dec. 15, 2017, including interim periods within those fiscal years. If certain requirements are met, early adoption of the “own credit risk” provision is permitted; early adoption of the other provisions is not permitted. The FASB requires a modified retrospective method of adoption. BNY Mellon is assessing the impacts of the new standard.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2015 Annual Report.

Resolution plan

In April 2016, the FDIC and the Federal Reserve jointly announced that the Agencies had determined that the Company’s 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the statutory standard established in the Dodd-Frank Act, and issued a joint notice of deficiencies and shortcomings regarding the Company’s plan and the actions that must be taken to address them. As required, we made an Oct. 1, 2016 submission to the agencies, which provided our plans to address the shortcomings and, we believe, addressed all of the deficiencies identified by the agencies.

Following the receipt of the agencies’ April 2016 feedback, we have changed our preferred resolution strategy in the event of our material financial distress or failure to an SPOE strategy. We currently believe that this requires us to issue approximately $2 - $4 billion of incremental unsecured long-term debt

54 BNY Mellon

above our typical funding requirements by July 2017 to satisfy resource needs in a time of distress. This estimate is subject to change as we further refine our strategy and related assumptions. The additional debt is currently expected to have a modest negative impact to net interest revenue.

Cyber security regulatory proposals

On Sept. 13, 2016, the New York State Department of Financial Services (“NYSDFS”) proposed a new cybersecurity regulation. The proposed rule would require financial institutions regulated by NYSDFS, including BNY Mellon, to establish a cybersecurity program, adopt a written cybersecurity policy, designate a chief information security officer, and have policies and procedures in place to ensure the security of information systems and nonpublic information accessible to, or held by, third parties. The proposed rule also includes a variety of other requirements to protect the confidentiality, integrity, and availability of information systems.

Following the NYSDFS proposal, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency (the “OCC”) approved a joint advance notice of proposed rulemaking that would impose enhanced cyber risk management standards on banking organizations with $50 billion or more in total consolidated assets and certain of their service providers. The standards address five categories:

•	cyber risk governance;

•	cyber risk management;

•	internal dependency management;

•	external dependency management;

•	incident response, cyber resilience, and situational awareness.

The agencies are also considering proposing more stringent “Sector Critical Standards” that would apply to systems “deemed critical to the financial sector”. BNYM is monitoring further developments with respect to both the NYSDFS and federal agency rulemaking in this area.

SEC rules on mutual funds
On Oct. 13, 2016, the Securities and Exchange Commission (the “SEC”) adopted regulations that impose new requirements on mutual funds, exchange-traded funds, and other registered investment companies. The new rules would require mutual funds (other than money market funds) to provide portfolio-wide and position-level holdings data to the SEC on a monthly basis. This data would include the pricing of portfolio securities, information regarding repurchase and securities lending activities, and the terms of derivatives contracts. Information contained in reports for the last month of each fund’s fiscal quarter would be made available to the public within 60 days of the end of the relevant quarter.
The new rules also impose liquidity risk management requirements that are intended to reduce the risk that funds will not be able to meet shareholder redemptions and to minimize the impact of redemptions on remaining shareholders. Each fund would be required to establish a liquidity risk management program; classify the investments in its portfolio into one of four liquidity categories; maintain a highly liquid investment minimum; and limit illiquid investments to 15 percent of net assets. The new rules also permit funds to use swing pricing in certain circumstances. The compliance dates for the reporting requirements depend on the applicable reporting form. Most funds would be required to comply with the liquidity risk management requirements by Dec. 1, 2018. The SEC has delayed the effective date of the swing pricing amendments. BNY Mellon is evaluating the cost of compliance and the impact of the new regulations on its activities.

Proposed changes to CCAR rules

On Sept. 26, 2016, the Federal Reserve released a notice of proposed rulemaking (“NPR”) that would introduce several changes to the 2017 CCAR cycle, including by: (i) reducing the de minimis exception for additional capital distributions from 1.00% of a BHC’s Tier 1 capital to 0.25%; (ii) introducing “blackout periods” for notices regarding or requests for approval to make additional capital distributions; and (iii) extending the range of dates from which the Federal Reserve may select the “as of” date for the global market shock component of the supervisory stress test macroeconomic scenarios applicable to certain bank holding companies. Comments on this NPR are due Nov. 25, 2016.

BNY Mellon 55

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

56 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing	$1,067	$1,069	$1,057	$3,176	$3,155
Clearing services	349	350	345	1,049	1,036
Issuer services	337	234	313	815	779
Treasury services	137	139	137	407	418
Total investment services fees	1,890	1,792	1,852	5,447	5,388
Investment management and performance fees	860	830	829	2,502	2,574
Foreign exchange and other trading revenue	183	182	179	540	595
Financing-related fees	58	57	71	169	169
Distribution and servicing	43	43	41	125	121
Investment and other income	92	74	59	271	223
Total fee revenue	3,126	2,978	3,031	9,054	9,070
Net securities gains — including other-than-temporary impairment	27	21	22	67	65
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	3	—	—	2	3
Net securities gains	24	21	22	65	62
Total fee and other revenue	3,150	2,999	3,053	9,119	9,132
Operations of consolidated investment management funds
Investment income (loss)	20	10	(6)	27	96
Interest of investment management fund note holders	3	—	16	6	26
Income (loss) from consolidated investment management funds	17	10	(22)	21	70
Net interest revenue
Interest revenue	874	890	838	2,647	2,492
Interest expense	100	123	79	340	226
Net interest revenue	774	767	759	2,307	2,266
Total revenue	3,941	3,776	3,790	11,447	11,468
Provision for credit losses	(19)	(9)	1	(18)	(3)
Noninterest expense
Staff	1,467	1,412	1,437	4,338	4,356
Professional, legal and other purchased services	292	290	301	860	902
Software	156	160	154	470	470
Net occupancy	143	152	152	437	452
Distribution and servicing	105	102	95	307	289
Sub-custodian	59	70	65	188	210
Furniture and equipment	59	63	72	187	212
Business development	52	65	59	174	192
Other	231	240	268	712	760
Amortization of intangible assets	61	59	66	177	197
Merger and integration, litigation and restructuring charges	18	7	11	42	67
Total noninterest expense	2,643	2,620	2,680	7,892	8,107
Income
Income before income taxes	1,317	1,165	1,109	3,573	3,364
Provision for income taxes	324	290	282	897	838
Net income	993	875	827	2,676	2,526
Net (income) loss attributable to noncontrolling interests (includes $(9), $(4), $5, $(6) and $(63) related to consolidated investment management funds, respectively)	(6)	(2)	6	1	(61)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	987	873	833	2,677	2,465
Preferred stock dividends	(13)	(48)	(13)	(74)	(49)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$974	$825	$820	$2,603	$2,416

BNY Mellon 57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$974	$825	$820	$2,603	$2,416
Less: Earnings allocated to participating securities	15	13	6	39	34
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$959	$812	$814	$2,564	$2,382

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
(in thousands)
Basic	1,062,248	1,072,583	1,098,003	1,071,457	1,110,056
Common stock equivalents	15,406	14,551	16,476	15,306	17,371
Less: Participating securities	(9,972)	(8,863)	(8,834)	(9,613)	(9,452)
Diluted	1,067,682	1,078,271	1,105,645	1,077,150	1,117,975

Anti-dilutive securities (a)	32,232	32,974	28,119	32,699	29,378

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b)	Quarter ended			Year-to-date
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
(in dollars)
Basic	$0.90	$0.76	$0.74	$2.39	$2.15
Diluted	$0.90	$0.75	$0.74	$2.38	$2.13

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

See accompanying Notes to Consolidated Financial Statements.

58 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
(in millions)
Net income	$993	$875	$827	$2,676	$2,526
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(186)	(284)	(163)	(433)	(435)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during the period	(53)	117	7	227	(217)
Reclassification adjustment	(15)	(13)	(14)	(43)	(39)
Total unrealized (loss) gain on assets available-for-sale	(68)	104	(7)	184	(256)
Defined benefit plans:
Net gain (loss) arising during the period	—	—	2	2	(107)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	14	14	21	43	47
Total defined benefit plans	14	14	23	45	(60)
Net unrealized gain (loss) on cash flow hedges	2	(9)	—	(4)	8
Total other comprehensive (loss), net of tax (a)	(238)	(175)	(147)	(208)	(743)
Total comprehensive income	755	700	680	2,468	1,783
Net (income) loss attributable to noncontrolling interests	(6)	(2)	6	1	(61)
Other comprehensive loss attributable to noncontrolling interests	5	13	17	23	22
Comprehensive income applicable to The Bank of New York Mellon Corporation	$754	$711	$703	$2,492	$1,744

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(233) million for the quarter ended Sept. 30, 2016, $(162) million for the quarter ended June 30, 2016, $(130) million for the quarter ended Sept. 30, 2015, $(185) million for the nine months ended Sept. 30, 2016 and $(721) million for the nine months ended Sept. 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30, 2016	Dec. 31, 2015
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$4,957	$6,537
Interest-bearing deposits with the Federal Reserve and other central banks	80,359	113,203
Interest-bearing deposits with banks	14,416	15,146
Federal funds sold and securities purchased under resale agreements	34,851	24,373
Securities:
Held-to-maturity (fair value of $41,387 and $43,204)	40,728	43,312
Available-for-sale	78,270	75,867
Total securities	118,998	119,179
Trading assets	5,340	7,368
Loans (includes $29 and $422, at fair value)	65,997	63,703
Allowance for loan losses	(148)	(157)
Net loans	65,849	63,546
Premises and equipment	1,338	1,379
Accrued interest receivable	522	562
Goodwill	17,449	17,618
Intangible assets	3,671	3,842
Other assets (includes $1,702 and $1,087, at fair value)	25,355	19,626
Subtotal assets of operations	373,105	392,379
Assets of consolidated investment management funds, at fair value:
Trading assets	873	1,228
Other assets	136	173
Subtotal assets of consolidated investment management funds, at fair value	1,009	1,401
Total assets	$374,114	$393,780
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$105,632	$96,277
Interest-bearing deposits in U.S. offices	56,713	51,704
Interest-bearing deposits in Non-U.S. offices	99,033	131,629
Total deposits	261,378	279,610
Federal funds purchased and securities sold under repurchase agreements	8,052	15,002
Trading liabilities	4,154	4,501
Payables to customers and broker-dealers	21,162	21,900
Other borrowed funds	993	523
Accrued taxes and other expenses	5,687	5,986
Other liabilities (including allowance for lending-related commitments of $126 and $118, also includes $1,120 and $392, at fair value)	7,709	5,490
Long-term debt (includes $376 and $359, at fair value)	24,374	21,547
Subtotal liabilities of operations	333,509	354,559
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	219	229
Other liabilities	13	17
Subtotal liabilities of consolidated investment management funds, at fair value	232	246
Total liabilities	333,741	354,805
Temporary equity
Redeemable noncontrolling interests	178	200
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 25,826 shares	3,542	2,552
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,325,167,583 and 1,312,941,113 shares	13	13
Additional paid-in capital	25,637	25,262
Retained earnings	22,002	19,974
Accumulated other comprehensive loss, net of tax	(2,785)	(2,600)
Less: Treasury stock of 267,830,962 and 227,598,128 common shares, at cost	(8,714)	(7,164)
Total The Bank of New York Mellon Corporation shareholders’ equity	39,695	38,037
Nonredeemable noncontrolling interests of consolidated investment management funds	500	738
Total permanent equity	40,195	38,775
Total liabilities, temporary equity and permanent equity	$374,114	$393,780

See accompanying Notes to Consolidated Financial Statements.

60 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2016	2015
Operating activities
Net income	$2,676	$2,526
Net loss (income) attributable to noncontrolling interests	1	(61)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,677	2,465
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(18)	(3)
Pension plan contributions	(17)	(41)
Depreciation and amortization	1,118	1,084
Deferred tax (benefit)	(282)	(179)
Net securities (gains) and venture capital (income)	(68)	(63)
Change in trading activities	1,680	511
Originations of loans held-for-sale	(350)	—
Proceeds from the sales of loans originated for sale	802	—
Change in accruals and other, net	(3,985)	211
Net cash provided by operating activities	1,557	3,985
Investing activities
Change in interest-bearing deposits with banks	880	(522)
Change in interest-bearing deposits with the Federal Reserve and other central banks	33,473	14,256
Purchases of securities held-to-maturity	(4,169)	(14,545)
Paydowns of securities held-to-maturity	3,577	2,648
Maturities of securities held-to-maturity	2,933	961
Purchases of securities available-for-sale	(21,491)	(26,795)
Sales of securities available-for-sale	5,624	16,085
Paydowns of securities available-for-sale	6,552	6,712
Maturities of securities available-for-sale	7,610	12,201
Net change in loans	(2,884)	(4,237)
Sales of loans and other real estate	172	316
Change in federal funds sold and securities purchased under resale agreements	(10,456)	(8,599)
Net change in seed capital investments	(57)	367
Purchases of premises and equipment/capitalized software	(495)	(427)
Proceeds from the sale of premises and equipment	65	16
Acquisitions, net of cash	(38)	(9)
Dispositions, net of cash	1	17
Other, net	(239)	1,307
Net cash provided by (used for) investing activities	21,058	(248)
Financing activities
Change in deposits	(18,378)	(505)
Change in federal funds purchased and securities sold under repurchase agreements	(6,950)	(2,645)
Change in payables to customers and broker-dealers	(743)	1,055
Change in other borrowed funds	427	(217)
Net proceeds from the issuance of long-term debt	4,982	4,190
Repayments of long-term debt	(2,453)	(3,259)
Proceeds from the exercise of stock options	129	263
Issuance of common stock	20	20
Issuance of preferred stock	990	990
Treasury stock acquired	(1,550)	(1,924)
Common cash dividends paid	(576)	(574)
Preferred cash dividends paid	(74)	(49)
Other, net	(2)	140
Net cash (used for) financing activities	(24,178)	(2,515)
Effect of exchange rate changes on cash	(17)	42
Change in cash and due from banks
Change in cash and due from banks	(1,580)	1,264
Cash and due from banks at beginning of period	6,537	6,970
Cash and due from banks at end of period	$4,957	$8,234
Supplemental disclosures
Interest paid	$371	$285
Income taxes paid	597	746
Income taxes refunded	293	893
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2015	$2,552	$13	$25,262	$19,974	$(2,600)	$(7,164)	$738	$38,775	(a)	$200
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		42
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(45)
Other net changes in noncontrolling interests	—	—	(8)	—	—	—	(244)	(252)		11
Net income (loss)	—	—	—	2,677	—	—	6	2,683		(7)
Other comprehensive income (loss)	—	—	—	—	(185)	—	—	(185)		(23)
Dividends:
Common stock at $0.53 per share	—	—	—	(575)	—	—	—	(575)		—
Preferred stock	—	—	—	(74)	—	—	—	(74)		—
Repurchase of common stock	—	—	—	—	—	(1,550)	—	(1,550)		—
Common stock issued under:
Employee benefit plans	—	—	22	—	—	—	—	22		—
Direct stock purchase and dividend reinvestment plan	—	—	15	—	—	—	—	15		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	346	—	—	—	—	346		—
Balance at Sept. 30, 2016	$3,542	$13	$25,637	$22,002	$(2,785)	$(8,714)	$500	$40,195	(a)	$178

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,485 million at Dec. 31, 2015 and $36,153 million at Sept. 30, 2016.

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

Note 2 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the third quarter of 2016 and $4 million in the first nine months of 2016.

At Sept. 30, 2016, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $0 million to $20 million over the next three years, but could be higher as certain of the arrangements do not contain a contractual maximum. The acquisitions and disposition described below did not have a material impact on BNY Mellon’s results of operations.

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

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Note 3 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2016 and Dec. 31, 2015.

Securities at Sept. 30, 2016		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$13,947	$670	$8	$14,609
U.S. Government agencies	291	10	—	301
State and political subdivisions	3,475	99	15	3,559
Agency RMBS	23,447	290	229	23,508
Non-agency RMBS	659	28	14	673
Other RMBS	649	5	10	644
Commercial MBS	939	27	5	961
Agency commercial MBS	5,775	114	8	5,881
CLOs	2,530	5	1	2,534
Other asset-backed securities	2,202	9	8	2,203
Foreign covered bonds	2,316	40	1	2,355
Corporate bonds	1,585	54	1	1,638
Sovereign debt/sovereign guaranteed	13,657	348	—	14,005
Other debt securities	2,970	32	—	3,002
Equity securities	2	1	—	3
Money market funds	931	—	—	931
Non-agency RMBS (a)	1,166	304	7	1,463
Total securities available-for-sale (b)	$76,541	$2,036	$307	$78,270
Held-to-maturity:
U.S. Treasury	$11,165	$154	$—	$11,319
U.S. Government agencies	1,529	1	—	1,530
State and political subdivisions	19	1	1	19
Agency RMBS	25,051	433	5	25,479
Non-agency RMBS	82	4	2	84
Other RMBS	158	—	11	147
Commercial MBS	29	—	—	29
Agency commercial MBS	555	19	—	574
Foreign covered bonds	79	2	—	81
Sovereign debt/sovereign guaranteed	2,033	64	—	2,097
Other debt securities	28	—	—	28
Total securities held-to-maturity	$40,728	$678	$19	$41,387
Total securities	$117,269	$2,714	$326	$119,657

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $68 million and gross unrealized losses of $204 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily are related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

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

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	3Q16	2Q16	3Q15	YTD16	YTD15
Realized gross gains	$26	$23	$23	$71	$66
Realized gross losses	(1)	—	—	(1)	(1)
Recognized gross impairments	(1)	(2)	(1)	(5)	(3)
Total net securities gains	$24	$21	$22	$65	$62

Temporarily impaired securities

At Sept. 30, 2016, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $204 million of the unrealized losses at Sept. 30, 2016 and $248 million at Dec. 31, 2015 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the estimated lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more at Sept. 30, 2016 and Dec. 31, 2015.

Temporarily impaired securities at Sept. 30, 2016	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$1,945	$8	$—	$—	$1,945	$8
State and political subdivisions	281	1	130	14	411	15
Agency RMBS	6,580	21	1,490	208	8,070	229
Non-agency RMBS	29	—	351	14	380	14
Other RMBS	38	1	151	9	189	10
Commercial MBS	99	—	172	5	271	5
Agency commercial MBS	1,106	3	608	5	1,714	8
CLOs	97	—	854	1	951	1
Other asset-backed securities	12	—	434	8	446	8
Corporate bonds	155	1	—	—	155	1
Non-agency RMBS (a)	44	—	44	7	88	7
Foreign covered bonds	179	1	64	—	243	1
Total securities available-for-sale (b)	$10,565	$36	$4,298	$271	$14,863	$307
Held-to-maturity:
State and political subdivisions	$—	$—	$4	$1	$4	$1
Agency RMBS	1,601	4	75	1	1,676	5
Non-agency RMBS	5	—	49	2	54	2
Other RMBS	15	1	132	10	147	11
Total securities held-to-maturity	$1,621	$5	$260	$14	$1,881	$19
Total temporarily impaired securities	$12,186	$41	$4,558	$285	$16,744	$326

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Gross unrealized losses for 12 months or more of $204 million were recorded in accumulated other comprehensive income and related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities. There were no gross unrealized losses for less than 12 months.

BNY Mellon 65

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2016.

Maturity distribution and yield on investment securities at Sept. 30, 2016	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,515	0.68%	$—	—%	$176	2.80%	$5,842	0.93%	$—	—%	$8,533
Over 1 through 5 years	5,810	1.44	40	1.25	1,822	2.85	12,256	1.05	—	—	19,928
Over 5 through 10 years	2,445	1.72	261	2.34	1,363	3.52	2,679	1.18	—	—	6,748
Over 10 years	3,839	3.11	—	—	198	1.48	223	1.69	—	—	4,260
Mortgage-backed securities	—	—	—	—	—	—	—	—	33,130	2.66	33,130
Asset-backed securities	—	—	—	—	—	—	—	—	4,737	1.73	4,737
Equity securities (b)	—	—	—	—	—	—	—	—	934	—	934
Total	$14,609	1.79%	$301	2.19%	$3,559	3.03%	$21,000	1.04%	$38,801	2.48%	$78,270
Securities held-to-maturity:
One year or less	$1,745	0.79%	$75	0.68%	$—	—%	$541	0.57%	$—	—%	$2,361
Over 1 through 5 years	6,922	1.19	1,454	1.11	1	7.12	862	0.62	—	—	9,239
Over 5 through 10 years	2,498	1.90	—	—	4	6.76	737	0.69	—	—	3,239
Over 10 years	—	—	—	—	14	5.31	—	—	—	—	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	25,875	2.73	25,875
Total	$11,165	1.29%	$1,529	1.09%	$19	5.67%	$2,140	0.63%	$25,875	2.73%	$40,728

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

66 BNY Mellon

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

Projected weighted-average default rates and loss severities
	Sept. 30, 2016		Dec. 31, 2015
	Default rate	Severity	Default rate	Severity
Alt-A	31%	56%	33%	57%
Subprime	49%	70%	52%	75%
Prime	18%	39%	18%	40%

The following table provides pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q16	2Q16	3Q15	YTD16	YTD15
Agency RMBS	$9	$5	$7	$22	$8
Foreign covered bonds	—	—	1	10	2
U.S. Treasury	(1)	4	8	4	42
Non-agency RMBS	(1)	4	(1)	1	(3)
Other	17	8	7	28	13
Total net securities gains	$24	$21	$22	$65	$62

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

Debt securities credit loss roll forward
(in millions)	3Q16	3Q15
Beginning balance as of June 30	$91	$91
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	1
Less: Realized losses for securities sold	5	—
Ending balance as of Sept. 30	$87	$92

Debt securities credit loss roll forward	Year-to-date
(in millions)	2016	2015
Beginning balance as of Jan. 1	$91	$93
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	5	2
Less: Realized losses for securities sold	9	3
Ending balance as of Sept. 30	$87	$92

Pledged assets

At Sept. 30, 2016, BNY Mellon had pledged assets of $104 billion, including $86 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at Sept. 30, 2016 included $90 billion of securities, $8 billion of loans, $4 billion of interest-bearing deposits with banks and $2 billion of trading assets.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

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

At Sept. 30, 2016 and Dec. 31, 2015, pledged assets included $6 billion and $7 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2016 and Dec. 31, 2015, the market value of the securities received that can be sold or repledged was $60 billion and $52 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2016 and Dec. 31, 2015, the market value of securities collateral sold or repledged was $20 billion and $17 billion, respectively.

Restricted cash and securities

Cash and securities may also be segregated under federal and other regulations or requirements. At Sept. 30, 2016 and Dec. 31, 2015, cash segregated under federal and other regulations or requirements was $3 billion and $4 billion, respectively. Segregated cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $2 billion at Sept. 30, 2016 and $1 billion at Dec. 31, 2015. Segregated securities were sourced from securities purchased under resale agreements at Sept. 30, 2016 and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet. Segregated securities are included in trading assets on the consolidated balance sheet at Dec. 31, 2015.

Note 4 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at Sept. 30, 2016 and Dec. 31, 2015.

Loans	Sept. 30, 2016	Dec. 31, 2015
(in millions)
Domestic:
Financial institutions	$6,783	$6,640
Commercial	2,292	2,115
Wealth management loans and mortgages	15,031	13,247
Commercial real estate	4,723	3,899
Lease financings	1,017	1,007
Other residential mortgages	901	1,055
Overdrafts	1,580	911
Other	1,122	1,137
Margin loans	17,487	19,340
Total domestic	50,936	49,351
Foreign:
Financial institutions	7,963	9,259
Commercial	373	227
Wealth management loans and mortgages	97	100
Commercial real estate	17	46
Lease financings	731	850
Other (primarily overdrafts)	5,810	3,637
Margin loans	70	233
Total foreign	15,061	14,352
Total loans (a)	$65,997	$63,703

(a)	Net of unearned income of $563 million at Sept. 30, 2016 and $674 million at Dec. 31, 2015 primarily on domestic and foreign lease financings.

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

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2016					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$90	$63	$29	$14	$18	$29	$—		$37	$280
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	13	—	—	1	—		—	14
Net recoveries	—	—	13	—	—	—	—		—	13
Provision	1	—	(13)	—	—	(1)	—		(6)	(19)
Ending balance	$91	$63	$29	$14	$18	$28	$—		$31	$274
Allowance for:
Loan losses	$22	$45	$9	$14	$14	$28	$—		$16	$148
Lending-related commitments	69	18	20	—	4	—	—		15	126
Individually evaluated for impairment:
Loan balance	$—	$1	$—	$4	$4	$—	$—		$—	$9
Allowance for loan losses	—	1	—	2	—	—	—		—	3
Collectively evaluated for impairment:
Loan balance	$2,292	$4,693	$6,783	$1,013	$15,027	$901	$20,189	(a)	$15,061	$65,959
Allowance for loan losses	22	44	9	12	14	28	—		16	145

(a)	Includes $1,580 million of domestic overdrafts, $17,487 million of margin loans and $1,122 million of other loans at Sept. 30, 2016.

Allowance for credit losses activity for the quarter ended June 30, 2016					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$88	$62	$32	$16	$18	$32	$—		$39	$287
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		1	2
Net recoveries	—	—	—	—	—	1	—		1	2
Provision	2	1	(3)	(2)	—	(4)	—		(3)	(9)
Ending balance	$90	$63	$29	$14	$18	$29	$—		$37	$280
Allowance for:
Loan losses	$25	$43	$9	$14	$15	$29	$—		$23	$158
Lending-related commitments	65	20	20	—	3	—	—		14	122
Individually evaluated for impairment:
Loan balance	$—	$2	$171	$4	$8	$—	$—		$—	$185
Allowance for loan losses	—	1	—	2	1	—	—		—	4
Collectively evaluated for impairment:
Loan balance	$2,377	$4,222	$6,690	$1,023	$14,437	$945	$20,842	(a)	$13,474	$64,010
Allowance for loan losses	25	42	9	12	14	29	—		23	154

(a)	Includes $1,331 million of domestic overdrafts, $18,388 million of margin loans and $1,123 million of other loans at June 30, 2016.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2015					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$75	$58	$30	$20	$22	$37	$—		$36	$278
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	2	—		—	2
Net recoveries	—	—	—	—	—	1	—		—	1
Provision	1	4	(2)	(2)	1	(3)	—		2	1
Ending balance	$76	$62	$28	$18	$23	$35	$—		$38	$280
Allowance for:
Loan losses	$29	$40	$12	$18	$18	$35	$—		$29	$181
Lending-related commitments	47	22	16	—	5	—	—		9	99
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$9	$—	$—		$—	$9
Allowance for loan losses	—	1	—	—	1	—	—		—	2
Collectively evaluated for impairment:
Loan balance	$1,869	$3,328	$6,774	$1,106	$12,552	$1,080	$21,661	(a)	$14,592	$62,962
Allowance for loan losses	29	39	12	18	17	35	—		29	179

(a)	Includes $1,311 million of domestic overdrafts, $19,200 million of margin loans and $1,150 million of other loans at Sept. 30, 2015.

Allowance for credit losses activity for the nine months ended Sept. 30, 2016					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$59	$31	$15	$19	$34	$—	$35	$275
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	13	—	—	4	—	1	18
Net recoveries	—	—	13	—	—	3	—	1	17
Provision	9	4	(15)	(1)	(1)	(9)	—	(5)	(18)
Ending balance	$91	$63	$29	$14	$18	$28	$—	$31	$274

Allowance for credit losses activity for the nine months ended Sept. 30, 2015					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$60	$50	$31	$32	$22	$41	$—	$44	$280
Charge-offs	—	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	1	—	—	4	—	—	5
Net recoveries	—	—	1	—	—	2	—	—	3
Provision	16	12	(4)	(14)	1	(8)	—	(6)	(3)
Ending balance	$76	$62	$28	$18	$23	$35	$—	$38	$280

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2016	Dec. 31, 2015

Nonperforming loans:
Other residential mortgages	$93	$102
Wealth management loans and mortgages	7	11
Lease financings	4	—
Commercial real estate	1	2
Financial institutions	—	171
Total nonperforming loans	105	286
Other assets owned	4	6
Total nonperforming assets	$109	$292

At Sept. 30, 2016, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. Nonperforming loans decreased primarily reflecting the settlement agreement in the bankruptcy proceedings of Sentinel.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	3Q16	2Q16	3Q15	YTD16	YTD15
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—	$—	$—
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$1	$1	$2	$4	$5

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended						Year-to-date
	Sept. 30, 2016		June 30, 2016		Sept. 30, 2015		Sept. 30, 2016		Sept. 30, 2015
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate	$1	$—	$1	$—	$—	$—	$1	$—	$—	$—
Wealth management loans and mortgages	3	—	6	—	6	—	5	—	6	—
Lease financings	4	—	4	—	—	—	3	—	—	—
Total impaired loans with an allowance	8	—	11	—	6	—	9	—	6	—
Impaired loans without an allowance:
Commercial real estate	1	—	1	—	—	—	1	—	—	—
Financial institutions	85	—	171	—	—	—	128	—	—	—
Wealth management loans and mortgages	3	—	2	—	2	—	2	—	2	—
Total impaired loans without an allowance (a)	89	—	174	—	2	—	131	—	2	—
Total impaired loans	$97	$—	$185	$—	$8	$—	$140	$—	$8	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Impaired loans	Sept. 30, 2016			Dec. 31, 2015
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial real estate	$1	$4	$1	$1	$3	$1
Wealth management loans and mortgages	1	1	—	6	7	1
Lease financings	4	4	2	—	—	—
Total impaired loans with an allowance	6	9	3	7	10	2
Impaired loans without an allowance:
Commercial real estate	—	—	N/A	—	—	N/A
Financial institutions	—	—	N/A	171	312	N/A
Wealth management loans and mortgages	3	3	N/A	2	2	N/A
Total impaired loans without an allowance (b)	3	3	N/A	173	314	N/A
Total impaired loans (c)	$9	$12	$3	$180	$324	$2

(a)	The allowance for impaired loans is included in the allowance for loan losses.

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

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	Sept. 30, 2016				Dec. 31, 2015
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Financial institutions (a)	$143	$—	$—	$143	$—	$—	$—	$—
Wealth management loans and mortgages	25	3	—	28	69	2	1	72
Other residential mortgages	17	5	6	28	22	5	4	31
Commercial real estate	23	—	—	23	57	11	—	68
Commercial	10	—	—	10	—	—	—	—
Total past due loans	$218	$8	$6	$232	$148	$18	$5	$171

(a)	Substantially all of these past due loans have been repaid subsequent to Sept 30, 2016.

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

The following table presents TDRs that occurred in the third quarter of 2016, second quarter of 2016 and third quarter of 2015.

TDRs	3Q16			2Q16			3Q15
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	17	$4	$4	23	$4	$5	14	$2	$3
Total TDRs	17	$4	$4	23	$4	$5	14	$2	$3

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The modifications of the other residential mortgage loans in the third quarter of 2016, second quarter of 2016 and third quarter of 2015 consisted of reducing the stated interest rates and, in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were eight residential mortgage loans and one wealth management loan that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the third quarter of 2016. The total recorded investment of these loans was $3 million.

Credit quality indicators

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Investment grade	$2,433	$2,026	$3,962	$2,678	$11,512	$13,965
Non-investment grade	232	316	778	1,267	3,234	1,934
Total	$2,665	$2,342	$4,740	$3,945	$14,746	$15,899

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2016	Dec. 31, 2015
Wealth management loans:
Investment grade	$7,136	$6,529
Non-investment grade	112	171
Wealth management mortgages	7,880	6,647
Total	$15,128	$13,347

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high net worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

than 1% of the mortgages were past due at Sept. 30, 2016.

At Sept. 30, 2016, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 20%; Massachusetts - 12%; Florida - 7%; and other - 37%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $901 million at Sept. 30, 2016 and $1,055 million at Dec. 31, 2015. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2016 are $236 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2016, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 13% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $7,323 million at Sept. 30, 2016 and $4,483 million at Dec. 31, 2015. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $17,557 million of secured margin loans on our balance sheet at Sept. 30, 2016 compared with $19,573 million at Dec. 31, 2015. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	(a)	Other	(a)	Consolidated
Balance at Dec. 31, 2015	$9,207	$8,366		$45		$17,618
Acquisition/dispositions	29	(1)		—		28
Foreign currency translation	(167)	(30)		—		(197)
Other (c)	2	(4)		2		—
Balance at Sept. 30, 2016	$9,071	$8,331		$47		$17,449

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Goodwill by business (in millions)	Investment Management	(b)	Investment Services	(a)	Other	(a)(b)	Consolidated
Balance at Dec. 31, 2014	$9,328		$8,471		$70		$17,869
Acquisitions/dispositions	10		—		(22)		(12)
Foreign currency translation	(93)		(80)		(2)		(175)
Other (c)	(3)		—		—		(3)
Balance at Sept. 30, 2015	$9,242		$8,391		$46		$17,679

(a)	Includes the reclassification of goodwill associated with credit-related activities from the Other segment to Investment Services.

(b)	Includes the reclassification of goodwill associated with Meriten from Investment Management to the Other segment.

(c)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$1,807	$1,186	$849	$3,842
Acquisition	30	2	—	32
Amortization (a)	(60)	(117)	—	(177)
Foreign currency translation	(27)	1	—	(26)
Balance at Sept. 30, 2016	$1,750	$1,072	$849	$3,671

Intangible assets – net carrying amount by business (in millions)	Investment Management	(b)	Investment Services	Other	(b)	Consolidated
Balance at Dec. 31, 2014	$1,911		$1,355	$861		$4,127
Acquisitions/dispositions	9		—	(9)		—
Amortization	(73)		(122)	(2)		(197)
Foreign currency translation	(10)		(5)	(1)		(16)
Balance at Sept. 30, 2015	$1,837		$1,228	$849		$3,914

(a)	Includes a $3 million impairment charge related to the write-down of the value of a customer contract intangible in the Investment Management business to its fair value.

(b)	Includes the reclassification of intangible assets associated with Meriten from Investment Management to the Other segment.

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2016				Dec. 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer relationships—Investment Management	$1,547	$(1,224)	$323	11 years	$1,593	$(1,235)	$358
Customer contracts—Investment Services	2,258	(1,559)	699	10 years	2,260	(1,450)	810
Other	38	(32)	6	2 years	40	(31)	9
Total subject to amortization	3,843	(2,815)	1,028	10 years	3,893	(2,716)	1,177
Not subject to amortization: (b)
Trade name	1,353	N/A	1,353	N/A	1,358	N/A	1,358
Customer relationships	1,290	N/A	1,290	N/A	1,307	N/A	1,307
Total not subject to amortization	2,643	N/A	2,643	N/A	2,665	N/A	2,665
Total intangible assets	$6,486	$(2,815)	$3,671	N/A	$6,558	$(2,716)	$3,842

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2016	$234
2017	209
2018	179
2019	108
2020	98

Note 6 - Other assets

Other assets	Sept. 30, 2016	Dec. 31, 2015
(in millions)
Fails to deliver	$6,932	$1,494
Corporate/bank-owned life insurance	4,770	4,704
Accounts receivable	4,332	3,535
Equity in joint venture and other investments (a)	3,516	3,329
Software	1,411	1,355
Fair value of hedging derivatives	1,139	716
Income taxes receivable	875	1,554
Prepaid pension assets	847	727
Prepaid expenses	401	464
Due from customers on acceptances	249	258
Other	883	1,490
Total other assets	$25,355	$19,626

(a)	Includes Federal Reserve Bank stock of $465 million and $453 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV
	Sept. 30, 2016				Dec. 31, 2015
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$172	$1	Daily-quarterly	1-180 days	$83	$1	Daily-quarterly	1-180 days
Private equity investments (SBICs) (b)	40	49	N/A	N/A	34	58	N/A	N/A
Total	$212	$50			$117	$59

(a)	Other funds include various leveraged loans, structured credit funds and hedge funds. Redemption notice periods vary by fund.

(b)
Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments are liquidated.

N/A - Not applicable.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $890 million at Sept. 30, 2016 and $918 million at Dec. 31, 2015. Commitments to fund future investments in qualified affordable housing projects totaled $366 million at Sept. 30, 2016 and $393 million at Dec. 31, 2015. A summary of the commitments to fund future investments is as follows: 2016—$146 million; 2017—$57 million; 2018—$113 million; 2019—$33 million; 2020—$5 million and 2021 and thereafter—$12 million.

Tax credits and other tax benefits recognized were $39 million in the third quarter of 2016, $33 million

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

in the third quarter of 2015, $38 million in the second quarter of 2016, $115 million in the first nine months of 2016 and $98 million in the first nine months of 2015.

Amortization expense included in the provision for income taxes was $30 million in the third quarter of

2016, $23 million in the third quarter of 2015, $28 million in the second quarter of 2016, $86 million in the first nine months of 2016 and $74 million in the first nine months of 2015.

Note 7 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Interest revenue
Non-margin loans	$218	$214	$188	$637	$540
Margin loans	67	64	53	194	154
Securities:
Taxable	434	429	453	1,307	1,360
Exempt from federal income taxes	17	18	20	53	63
Total securities	451	447	473	1,360	1,423
Deposits with banks	26	24	24	76	82
Deposits with the Federal Reserve and other central banks	37	72	43	170	131
Federal funds sold and securities purchased under resale agreements	62	56	39	167	105
Trading assets	13	13	18	43	57
Total interest revenue	874	890	838	2,647	2,492
Interest expense
Deposits	(6)	12	9	21	32
Federal funds purchased and securities sold under repurchase agreements	6	13	(1)	28	(5)
Trading liabilities	2	1	2	5	7
Other borrowed funds	1	2	2	5	7
Customer payables	3	2	1	9	5
Commercial paper	1	4	1	5	2
Long-term debt	93	89	65	267	178
Total interest expense	100	123	79	340	226
Net interest revenue	774	767	759	2,307	2,266
Provision for credit losses	(19)	(9)	1	(18)	(3)
Net interest revenue after provision for credit losses	$793	$776	$758	$2,325	$2,269

Note 8 - Employee benefit plans

The components of net periodic benefit (credit) cost are as follows.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2016			June 30, 2016			Sept. 30, 2015
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$8	$1	$—	$8	$1	$—	$8	$1
Interest cost	45	9	2	45	9	2	42	10	2
Expected return on assets	(82)	(13)	(2)	(82)	(13)	(2)	(83)	(13)	(2)
Other	17	4	(1)	17	5	(1)	26	6	—
Net periodic benefit (credit) cost	$(20)	$8	$—	$(20)	$9	$—	$(15)	$11	$1

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost			Year-to-date
	Sept. 30, 2016			Sept. 30, 2015
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$24	$3	$30	$24	$3
Interest cost	135	27	6	127	30	6
Expected return on assets	(246)	(39)	(6)	(249)	(39)	(6)
Curtailment (gain)	—	—	—	(30)	—	—
Other	52	13	(3)	83	18	—
Net periodic benefit (credit) cost	$(59)	$25	$—	$(39)	$33	$3

Note 9 - Restructuring charges

BNY Mellon initiated two restructuring programs, Streamlining actions in 2014 and Operational Excellence Initiatives in 2011. Additional details regarding these programs are presented in Note 9 - Restructuring charges, in our 2015 Annual Report. Aggregate charges are included in M&I, litigation and restructuring charges on the consolidated income statement. Restructuring charges related to corporate-level initiatives and were therefore recorded in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan.

The following summarizes the restructuring activity for the third quarter of 2016. There were no additional restructuring charges recorded in the third quarter of 2016. For the Streamlining actions program, we utilized $4 million of the reserve in the third quarter of 2016. The remaining reserve balance for the Streamlining actions program was $7 million at Sept. 30, 2016. For the Operational Excellence Initiatives program, we utilized $1 million of the reserve in the third quarter of 2016. The remaining reserve balance for the Operational Excellence Initiatives program was $3 million at Sept. 30, 2016.

Note 10 - Income taxes

BNY Mellon recorded an income tax provision of $324 million (24.6% effective tax rate) in the third quarter of 2016 and $282 million (25.4% effective tax rate) in the third quarter of 2015. Both effective tax rates primarily reflect benefits from foreign operations, tax-exempt income and tax credits.

Our total tax reserves as of Sept. 30, 2016 were $144 million compared with $178 million at June 30, 2016. If these tax reserves were unnecessary, $144 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2016 is accrued interest, where applicable, of $18 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2016 was $2 million compared with $4 million for the nine months ended Sept. 30, 2015.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $23 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2013. Our New York State tax returns are closed to examination through 2012. Our New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2012.

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

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Investments consolidated at Sept. 30, 2016
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	873		—	873
Other assets	136		—	136
Total assets	$1,009	(a)	$400	$1,409
Trading liabilities	$219		$—	$219
Other liabilities	13		376	389
Total liabilities	$232	(a)	$376	$608
Nonredeemable noncontrolling interests	$500	(a)	$—	$500

(a)	Includes VMEs with assets of $134 million, liabilities of $2 million and nonredeemable noncontrolling interests of $16 million.

Investments consolidated at Dec. 31, 2015
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	1,228		—	1,228
Other assets	173		—	173
Total assets	$1,401	(a)	$400	$1,801
Trading liabilities	$229		$—	$229
Other liabilities	17		359	376
Total liabilities	$246	(a)	$359	$605
Nonredeemable noncontrolling interests	$738	(a)	$—	$738

(a)	Includes VMEs with assets of $190 million, liabilities of $1 million and nonredeemable noncontrolling interests of $5 million.

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

Non-consolidated VIEs at Sept. 30, 2016
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$208	$—	$208

Non-consolidated VIEs at Dec. 31, 2015
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$189	$—	$189

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 12 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at Sept. 30, 2016 and Dec. 31, 2015.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Series E	Noncumulative Perpetual Preferred Stock	4.95% commencing Dec. 20, 2015 to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	$100,000	10,000	10,000	990	990
Series F	Noncumulative Perpetual Preferred Stock	4.625% commencing Mar. 20, 2017 to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	$100,000	10,000	—	990	—
Total				35,826	25,826	$3,542	$2,552

(a)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

Holders of both the Series A and Series C preferred stock are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. Holders of the Series D preferred stock are entitled to receive dividends, if declared by our board of directors, on each June 20 and December 20, to but excluding June 20, 2023; and on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. Holders of the Series E preferred stock are entitled to receive dividends, if declared by our board of directors, on each June 20 and December 20, to and including June 20, 2020; and on each March 20, June 20, September 20 and December 20, from and including September 20, 2020. Holders of the Series F preferred stock are entitled to receive dividends, if declared by our board of directors, on each March 20 and September. 20, commencing March 20, 2017, to and including Sept. 20, 2026; and on each March 20, June 20, September 20 and December 20, commencing Dec. 20, 2026. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C, Series D, Series E and Series F preferred stock.

All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. All of the outstanding shares of the Series C, Series D, Series E and Series F preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series C, Series D, Series E and Series F preferred stock to the holders of record of their respective depositary shares.

On Sept. 20, 2016, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in September 2016 to holders of record as of the close of business on Sept. 5, 2016:

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

•
$1,022.22 per share on the Series A Preferred Stock (equivalent to $10.2222 per Normal Preferred Capital Security of Mellon Capital IV, each representing a 1/100th interest in a share of the Series A Preferred Stock); and

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock).

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, subsequently amended on May 8 and Sept. 11, 2012, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the

Series C preferred stock, in whole or in part, on or after the dividend payment date in September 2017, the Series D preferred stock, in whole or in part, on or after the dividend payment date in June 2023, the Series E preferred stock, in whole or in part, on or after the dividend payment date in June 2020 and the Series F preferred stock, in whole or in part, on or after the dividend payment date in September 2026. The Series C, Series D, Series E or Series F preferred stock can be redeemed, in whole but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in each of the Series C, Series D, Series E and Series F’s Certificates of Designation).

Terms of the Series A, Series C, Series D, Series E and Series F preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

Note 13 - Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2016			June 30, 2016			Sept. 30, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(104)	$(82)	$(186)	$(164)	$(120)	$(284)	$(132)	$(31)	$(163)
Total foreign currency translation	(104)	(82)	(186)	(164)	(120)	(284)	(132)	(31)	(163)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(87)	34	(53)	182	(65)	117	(3)	10	7
Reclassification adjustment (b)	(24)	9	(15)	(21)	8	(13)	(22)	8	(14)
Net unrealized gain (loss) on assets available-for-sale	(111)	43	(68)	161	(57)	104	(25)	18	(7)
Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	—	—	—	3	(1)	2
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	22	(8)	14	21	(7)	14	32	(11)	21
Total defined benefit plans	22	(8)	14	21	(7)	14	35	(12)	23
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(24)	7	(17)	(10)	4	(6)	(3)	(6)	(9)
Reclassification adjustment (b)	28	(9)	19	(4)	1	(3)	3	6	9
Net unrealized gain (loss) on cash flow hedges	4	(2)	2	(14)	5	(9)	—	—	—
Total other comprehensive income (loss)	$(189)	$(49)	$(238)	$4	$(179)	$(175)	$(122)	$(25)	$(147)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

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

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2016			Sept. 30, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(223)	$(210)	$(433)	$(396)	$(39)	$(435)
Total foreign currency translation	(223)	(210)	(433)	(396)	(39)	(435)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	338	(111)	227	(300)	83	(217)
Reclassification adjustment (b)	(65)	22	(43)	(62)	23	(39)
Net unrealized gain (loss) on assets available-for-sale	273	(89)	184	(362)	106	(256)
Defined benefit plans:
Net gain (loss) arising during the period	3	(1)	2	(182)	75	(107)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	65	(22)	43	71	(24)	47
Total defined benefit plans	68	(23)	45	(111)	51	(60)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(115)	38	(77)	—	—	—
Reclassification adjustment (b)	110	(37)	73	11	(3)	8
Net unrealized gain (loss) on cash flow hedges	(5)	1	(4)	11	(3)	8
Total other comprehensive income (loss)	$113	$(321)	$(208)	$(858)	$115	$(743)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2016 and Dec. 31, 2015, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the third quarter of 2016.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Sept. 30, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$14,609	$—	$—	$—	$14,609
U.S. Government agencies	—	301	—	—	301
Sovereign debt/sovereign guaranteed	70	13,935	—	—	14,005
State and political subdivisions	—	3,559	—	—	3,559
Agency RMBS	—	23,508	—	—	23,508
Non-agency RMBS	—	673	—	—	673
Other RMBS	—	644	—	—	644
Commercial MBS	—	961	—	—	961
Agency commercial MBS	—	5,881	—	—	5,881
CLOs	—	2,534	—	—	2,534
Other asset-backed securities	—	2,203	—	—	2,203
Equity securities	3	—	—	—	3
Money market funds (b)	931	—	—	—	931
Corporate bonds	—	1,638	—	—	1,638
Other debt securities	—	3,002	—	—	3,002
Foreign covered bonds	2,110	245	—	—	2,355
Non-agency RMBS (c)	—	1,463	—	—	1,463
Total available-for-sale securities	17,723	60,547	—	—	78,270
Trading assets:
Debt and equity instruments (b)	353	1,940	—	—	2,293
Derivative assets not designated as hedging:
Interest rate	7	12,353	—	(10,408)	1,952
Foreign exchange	—	3,289	—	(2,212)	1,077
Equity and other contracts	3	60	—	(45)	18
Total derivative assets not designated as hedging	10	15,702	—	(12,665)	3,047
Total trading assets	363	17,642	—	(12,665)	5,340
Loans	—	29	—	—	29
Other assets:
Derivative assets designated as hedging:
Interest rate	—	764	—	—	764
Foreign exchange	—	375	—	—	375
Total derivative assets designated as hedging	—	1,139	—	—	1,139
Other assets (d)	302	49	—	—	351
Other assets measured at net asset value (d)					212
Total other assets	302	1,188	—	—	1,702
Subtotal assets of operations at fair value	18,388	79,406	—	(12,665)	85,341
Percentage of assets prior to netting	19%	81%	—%
Assets of consolidated investment management funds:
Trading assets	252	621	—	—	873
Other assets	97	39	—	—	136
Total assets of consolidated investment management funds	349	660	—	—	1,009
Total assets	$18,737	$80,066	$—	$(12,665)	$86,350
Percentage of assets prior to netting	19%	81%	—%

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$800	$189	$—	$—	$989
Derivative liabilities not designated as hedging:
Interest rate	24	12,308	—	(10,541)	1,791
Foreign exchange	—	3,235	—	(1,936)	1,299
Equity and other contracts	—	122	—	(47)	75
Total derivative liabilities not designated as hedging	24	15,665	—	(12,524)	3,165
Total trading liabilities	824	15,854	—	(12,524)	4,154
Long-term debt (b)	—	376	—	—	376
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	1,077	—	—	1,077
Foreign exchange	—	43	—	—	43
Total other liabilities - derivative liabilities designated as hedging	—	1,120	—	—	1,120
Subtotal liabilities of operations at fair value	824	17,350	—	(12,524)	5,650
Percentage of liabilities prior to netting	5%	95%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	219	—	—	219
Other liabilities	2	11	—	—	13
Total liabilities of consolidated investment management funds	2	230	—	—	232
Total liabilities	$826	$17,580	$—	$(12,524)	$5,882
Percentage of liabilities prior to netting	4%	96%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2015					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$12,832	$—	$—	$—	$12,832
U.S. Government agencies	—	387	—	—	387
Sovereign debt/sovereign guaranteed	35	13,182	—	—	13,217
State and political subdivisions	—	4,046	—	—	4,046
Agency RMBS	—	23,501	—	—	23,501
Non-agency RMBS	—	793	—	—	793
Other RMBS	—	1,061	—	—	1,061
Commercial MBS	—	1,392	—	—	1,392
Agency commercial MBS	—	4,020	—	—	4,020
CLOs	—	2,351	—	—	2,351
Other asset-backed securities	—	2,893	—	—	2,893
Equity securities	4	—	—	—	4
Money market funds (b)	886	—	—	—	886
Corporate bonds	—	1,752	—	—	1,752
Other debt securities	—	2,775	—	—	2,775
Foreign covered bonds	1,966	202	—	—	2,168
Non-agency RMBS (c)	—	1,789	—	—	1,789
Total available-for-sale securities	15,723	60,144	—	—	75,867
Trading assets:
Debt and equity instruments (b)	1,232	2,167	—	—	3,399
Derivative assets not designated as hedging:
Interest rate	10	10,034	—	(8,071)	1,973
Foreign exchange	—	4,905	—	(2,981)	1,924
Equity and other contracts	15	120	—	(63)	72
Total derivative assets not designated as hedging	25	15,059	—	(11,115)	3,969
Total trading assets	1,257	17,226	—	(11,115)	7,368
Loans	—	422	—	—	422
Other assets:
Derivative assets designated as hedging:
Interest rate	—	497	—	—	497
Foreign exchange	—	219	—	—	219
Total derivative assets designated as hedging	—	716	—	—	716
Other assets (d)	192	62	—	—	254
Other assets measured at net asset value (d)					117
Total other assets	192	778	—	—	1,087
Subtotal assets of operations at fair value	17,172	78,570	—	(11,115)	84,744
Percentage of assets prior to netting	18%	82%	—%
Assets of consolidated investment management funds:
Trading assets	455	773	—	—	1,228
Other assets	157	16	—	—	173
Total assets of consolidated investment management funds	612	789	—	—	1,401
Total assets	$17,784	$79,359	$—	$(11,115)	$86,145
Percentage of assets prior to netting	18%	82%	—%

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2015					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$422	$152	$—	$—	$574
Derivative liabilities not designated as hedging:
Interest rate	5	9,957	—	(8,235)	1,727
Foreign exchange	—	4,682	—	(2,567)	2,115
Equity and other contracts	5	147	—	(67)	85
Total derivative liabilities not designated as hedging	10	14,786	—	(10,869)	3,927
Total trading liabilities	432	14,938	—	(10,869)	4,501
Long-term debt (b)	—	359	—	—	359
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	372	—	—	372
Foreign exchange	—	20	—	—	20
Total other liabilities - derivative liabilities designated as hedging	—	392	—	—	392
Subtotal liabilities of operations at fair value	432	15,689	—	(10,869)	5,252
Percentage of liabilities prior to netting	3%	97%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	229	—	—	229
Other liabilities	1	16	—	—	17
Total liabilities of consolidated investment management funds	1	245	—	—	246
Total liabilities	$433	$15,934	$—	$(10,869)	$5,498
Percentage of liabilities prior to netting	3%	97%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	Sept. 30, 2016					Dec. 31, 2015
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$59	—%	—%	—%	100%	$66	—%	—%	—%	100%
2006	101	—	—	—	100	115	—	—	—	100
2005	194	24	4	9	63	234	19	9	13	59
2004 and earlier	319	5	3	25	67	378	4	4	26	66
Total non-agency RMBS	$673	9%	3%	14%	74%	$793	8%	4%	16%	72%
Commercial MBS - Domestic, originated in:
2009-2016	$632	83%	17%	—%	—%	$626	83%	17%	—%	—%
2008	14	100	—	—	—	16	100	—	—	—
2007	258	75	25	—	—	304	62	22	16	—
2006	6	96	4	—	—	384	76	24	—	—
Total commercial MBS - Domestic	$910	81%	19%	—%	—%	$1,330	76%	20%	4%	—%
Foreign covered bonds:
Canada	$1,460	100%	—%	—%	—%	$1,014	100%	—%	—%	—%
United Kingdom	323	100	—	—	—	363	100	—	—	—
Norway	181	100	—	—	—	191	100	—	—	—
Other	391	100	—	—	—	600	100	—	—	—
Total foreign covered bonds	$2,355	100%	—%	—%	—%	$2,168	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$494	91%	9%	—%	—%	$780	85%	15%	—%	—%
Netherlands	139	100	—	—	—	222	100	—	—	—
Ireland	62	—	—	100	—	121	—	45	55	—
Total European floating rate notes - available-for-sale	$695	85%	6%	9%	—%	$1,123	79%	15%	6%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,413	100%	—%	—%	—%	$2,941	100%	—%	—%	—%
France	2,151	100	—	—	—	2,008	100	—	—	—
Spain	2,030	—	—	100	—	1,955	—	—	100	—
Germany	1,889	100	—	—	—	1,683	100	—	—	—
Italy	1,335	—	—	100	—	1,398	—	—	100	—
Netherlands	1,087	100	—	—	—	1,055	100	—	—	—
Belgium	975	100	—	—	—	1,108	100	—	—	—
Ireland	791	—	100	—	—	772	—	—	100	—
Other (b)	334	79	—	—	21	297	68	—	32	—
Total sovereign debt/sovereign guaranteed	$14,005	70%	5%	24%	1%	$13,217	68%	—%	32%	—%
Non-agency RMBS (c), originated in:
2007	$411	—%	—%	—%	100%	$502	—%	—%	—%	100%
2006	418	—	—	—	100	530	—	1	—	99
2005	483	—	2	1	97	580	—	2	1	97
2004 and earlier	151	2	2	9	87	177	—	3	9	88
Total non-agency RMBS (c)	$1,463	—%	1%	1%	98%	$1,789	—%	1%	1%	98%

(a)
At Sept. 30, 2016 and Dec. 31, 2015, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Includes $71 million of noninvestment grade sovereign debt at Sept. 30, 2016 and $95 million of investment grade sovereign debt at Dec. 31, 2015 related to Brazil.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the three and nine months ended Sept. 30, 2016 and 2015 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2016
(in millions)	Loans
Fair value at June 30, 2016	$101
Transfers into Level 3	—
Total gains or (losses) for the period included in earnings	—	(a)
Issuances and sales:
Issuances	1
Sales	(102)
Fair value at Sept. 30, 2016	$—
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period	$—

(a)	Reported in investment and other income.

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2015
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets		Total assets
Fair value at June 30, 2015	$11		$1		$28		$40
Transfers out of Level 3	—		—		—		—
Total gains or (losses) for the period
Included in earnings (or changes in net assets)	—	(b)	—	(c)	10	(d)	10
Sales and settlements:
Sales	—		—		(38)		(38)
Settlements	—		(1)		—		(1)
Fair value at Sept. 30, 2015	$11		$—		$—		$11
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period			$—		$—		$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2015
Trading liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2015	$1
Transfers out of Level 3	—
Total (gains) or losses for the period included in earnings	—	(b)
Settlements	(1)
Fair value at Sept. 30, 2015	$—
Change in unrealized (gains) or losses for the period included in earnings for liabilities held at the end of the reporting period	$—

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2016
(in millions)	Loans
Fair value at Dec. 31, 2015	$—
Transfers into Level 3	19
Total gains or (losses) for the period included in earnings	2	(a)
Purchases, issuances and sales:
Purchases	113
Issuances	1
Sales	(135)
Fair value at Sept. 30, 2016	$—
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period	$—

(a)	Reported in investment and other income.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2015
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2014	$11		$9		$35		$55
Transfers out of Level 3	—		(3)		—		(3)
Total gains or (losses) for the period
Included in earnings (or changes in net assets)	—	(b)	(1)	(c)	10	(d)	9
Purchases, sales and settlements:
Purchases	—		—		3		3
Sales	—		—		(48)		(48)
Settlements	—		(5)		—		(5)
Fair value at Sept. 30, 2015	$11		$—		$—		$11
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period			$—		$—		$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2015
	Trading liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2014	$9
Transfers out of Level 3	(3)
Total (gains) or losses for the period included in earnings	(1)	(b)
Settlements	(5)
Fair value at Sept. 30, 2015	$—
Change in unrealized (gains) or losses for the period included in earnings for liabilities held at the end of the reporting period	$—

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of Sept. 30, 2016 and Dec. 31, 2015, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2016 and Dec. 31, 2015.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2016				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$87	$7	$94
Other assets (b)	—	5	—	5
Total assets at fair value on a nonrecurring basis	$—	$92	$7	$99

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2015				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$97	$174	$271
Other assets (b)	—	6	—	6
Total assets at fair value on a nonrecurring basis	$—	$103	$174	$277

(a)
During the quarters ended Sept. 30, 2016 and Dec. 31, 2015, the fair value of these loans decreased $1 million and $1 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

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

Summary of financial instruments	Sept. 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$80,359	$—	$80,359	$80,359
Interest-bearing deposits with banks	—	14,420	—	14,420	14,416
Federal funds sold and securities purchased under resale agreements	—	34,851	—	34,851	34,851
Securities held-to-maturity	11,400	29,987	—	41,387	40,728
Loans	—	64,360	—	64,360	64,072
Other financial assets	4,957	1,060	—	6,017	6,017
Total	$16,357	$225,037	$—	$241,394	$240,443
Liabilities:
Noninterest-bearing deposits	$—	$105,632	$—	$105,632	$105,632
Interest-bearing deposits	—	154,591	—	154,591	155,746
Federal funds purchased and securities sold under repurchase agreements	—	8,052	—	8,052	8,052
Payables to customers and broker-dealers	—	21,162	—	21,162	21,162
Borrowings	—	1,137	—	1,137	1,137
Long-term debt	—	24,690	—	24,690	23,998
Total	$—	$315,264	$—	$315,264	$315,727

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$113,203	$—	$113,203	$113,203
Interest-bearing deposits with banks	—	15,150	—	15,150	15,146
Federal funds sold and securities purchased under resale agreements	—	24,373	—	24,373	24,373
Securities held-to-maturity	11,376	31,828	—	43,204	43,312
Loans	—	61,421	—	61,421	61,267
Other financial assets	6,537	1,096	—	7,633	7,633
Total	$17,913	$247,071	$—	$264,984	$264,934
Liabilities:
Noninterest-bearing deposits	$—	$96,277	$—	$96,277	$96,277
Interest-bearing deposits	—	182,410	—	182,410	183,333
Federal funds purchased and securities sold under repurchase agreements	—	15,002	—	15,002	15,002
Payables to customers and broker-dealers	—	21,900	—	21,900	21,900
Borrowings	—	698	—	698	698
Long-term debt	—	21,494	—	21,494	21,188
Total	$—	$337,781	$—	$337,781	$338,398

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized
(in millions)			Gain	(Loss)
Sept. 30, 2016
Securities available-for-sale	$8,717	$8,016	$—	$(1,034)
Long-term debt	20,645	19,950	761	(43)
Dec. 31, 2015
Securities available-for-sale	$7,978	$7,918	$16	$(359)
Long-term debt	18,231	17,850	479	(14)

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Note 15 - Fair value option

We elected fair value as an alternative measurement for selected financial assets and financial liabilities.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2016	Dec. 31, 2015
(in millions)
Assets of consolidated investment management funds:
Trading assets	$873	$1,228
Other assets	136	173
Total assets of consolidated investment management funds	$1,009	$1,401
Liabilities of consolidated investment management funds:
Trading liabilities	$219	$229
Other liabilities	13	17
Total liabilities of consolidated investment management funds	$232	$246

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

We have elected the fair value option on $29 million and $419 million of loans at Sept. 30, 2016 and Dec. 31, 2015, respectively. The fair value of these loans was $29 million at Sept. 30, 2016 and $422 million at Dec. 31, 2015. The loans were valued using observable market inputs to discount expected loan cash flows and are included in Level 2 of the valuation hierarchy.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $376 million at Sept. 30, 2016 and $359 million at Dec. 31, 2015. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of the loans and long-term debt and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Loans:
Investment and other income	$(1)	$5	$6	$13	$5
Long-term debt:
Foreign exchange and other trading revenue	$2	$(6)	$(11)	$(17)	$(15)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the third quarter of 2016 or the third quarter of 2015.

92 BNY Mellon

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

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British pound, euro, Hong Kong dollar, Indian rupee and Singapore dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30,

2016, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $434 million (notional), with a pre-tax gain of $5 million recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

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

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2016, had a combined U.S. dollar equivalent value of $432 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2016	Sept. 30, 2015
Fair value hedges of securities	$(19.4)	$2.8
Fair value hedges of long-term debt	(9.0)	(4.8)
Cash flow hedges	—	—
Other (a)	—	—
Total	$(28.4)	$(2.0)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2016 and Dec. 31, 2015.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Derivatives designated as hedging instruments: (a)
Interest rate contracts	$27,966	$25,768	$764	$497	$1,077	$372
Foreign exchange contracts	7,493	6,839	375	219	43	20
Total derivatives designated as hedging instruments			$1,139	$716	$1,120	$392
Derivatives not designated as hedging instruments: (b)
Interest rate contracts	$401,827	$519,428	$12,360	$10,044	$12,332	$9,962
Foreign exchange contracts	589,769	576,253	3,289	4,905	3,235	4,682
Equity contracts	1,247	1,923	62	127	120	151
Credit contracts	178	319	1	8	2	1
Total derivatives not designated as hedging instruments			$15,712	$15,084	$15,689	$14,796
Total derivatives fair value (c)			$16,851	$15,800	$16,809	$15,188
Effect of master netting agreements (d)			(12,665)	(11,115)	(12,524)	(10,869)
Fair value after effect of master netting agreements			$4,186	$4,685	$4,285	$4,319

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $920 million and $779 million, respectively, at Sept. 30, 2016, and $792 million and $546 million, respectively, at Dec. 31, 2015.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		3Q16	2Q16	3Q15		3Q16	2Q16	3Q15
Interest rate contracts	Net interest revenue	$(174)	$(123)	$(93)	Net interest revenue	$168	$115	$87

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q16	2Q16	3Q15		3Q16	2Q16	3Q15		3Q16	2Q16	3Q15
FX contracts	$(7)	$(15)	$—	Net interest revenue	$(6)	$(15)	$—	Net interest revenue	$—	$—	$—
FX contracts	—	—	—	Other revenue	—	—	—	Other revenue	—	—	—
FX contracts	(19)	19	—	Trading revenue	(19)	19	—	Trading revenue	—	—	—
FX contracts	2	(14)	(3)	Salary expense	(3)	—	(3)	Salary expense	—	—	—
Total	$(24)	$(10)	$(3)		$(28)	$4	$(3)		$—	$—	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q16	2Q16	3Q15		3Q16	2Q16	3Q15		3Q16	2Q16	3Q15
FX contracts	$47	$331	$213	Net interest revenue	$—	$—	$1	Other revenue	$—	$—	$—

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		YTD16	YTD15		YTD16	YTD15
Interest rate contracts	Net interest revenue	$(445)	$10	Net interest revenue	$417	$(12)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	YTD16	YTD15		YTD16	YTD15		YTD16	YTD15
FX contracts	$(16)	$(1)	Net interest revenue	$(16)	$(1)	Net interest revenue	$—	$—
FX contracts	—	—	Other revenue	—	—	Other revenue	—	—
FX contracts	(89)	9	Trading revenue	(89)	9	Trading revenue	—	—
FX contracts	(10)	(8)	Salary expense	(5)	(19)	Salary expense	—	—
Total	$(115)	$—		$(110)	$(11)		$—	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	YTD16	YTD15		YTD16	YTD15		YTD16	YTD15
FX contracts	$320	$326	Net interest revenue	$—	$1	Other revenue	$—	$—

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q16	2Q16	3Q15	2016	2015
Foreign exchange	$175	$166	$180	$512	$578
Other trading revenue (loss)	8	16	(1)	28	17
Total foreign exchange and other trading revenue	$183	$182	$179	$540	$595

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, equity derivatives and fixed income and equity securities.

BNY Mellon 95

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2016 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$48	million
Baa2/BBB	$782	million
Ba1/BB+	$2,813	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2016, existing collateral arrangements would have required us to have posted an additional $176 million of collateral.

96 BNY Mellon

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

Offsetting of derivative assets and financial assets at Sept. 30, 2016
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$11,962	$10,408		$1,554	$493	$—	$1,061
Foreign exchange contracts	2,753	2,212		541	102	—	439
Equity and other contracts	60	45		15	—	—	15
Total derivatives subject to netting arrangements	14,775	12,665		2,110	595	—	1,515
Total derivatives not subject to netting arrangements	2,076	—		2,076	—	—	2,076
Total derivatives	16,851	12,665		4,186	595	—	3,591
Reverse repurchase agreements	27,955	1,640	(b)	26,315	26,240	—	75
Securities borrowing	8,536	—		8,536	8,307	—	229
Total	$53,342	$14,305		$39,037	$35,142	$—	$3,895

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2016
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$13,217	$10,541		$2,676	$2,524	$—	$152
Foreign exchange contracts	2,706	1,936		770	242	—	528
Equity and other contracts	111	47		64	63	—	1
Total derivatives subject to netting arrangements	16,034	12,524		3,510	2,829	—	681
Total derivatives not subject to netting arrangements	775	—		775	—	—	775
Total derivatives	16,809	12,524		4,285	2,829	—	1,456
Repurchase agreements	7,868	1,640	(b)	6,228	6,226	—	2
Securities lending	1,507	—		1,507	1,443	—	64
Total	$26,184	$14,164		$12,020	$10,498	$—	$1,522

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Sept. 30, 2016
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$2,366	$13	$—	$2,379
U.S. Government agencies	313	—	—	313
Agency RMBS	2,867	87	—	2,954
Corporate bonds	242	—	862	1,104
Other debt securities	174	—	407	581
Equity securities	506	—	31	537
Total	$6,468	$100	$1,300	$7,868
Securities lending:
U.S. Government agencies	$43	$—	$—	$43
Other debt securities	363	—	—	363
Equity securities	1,101	—	—	1,101
Total	$1,507	$—	$—	$1,507
Total borrowings	$7,975	$100	$1,300	$9,375

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Dec. 31, 2015
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$2,226	$—	$—	$2,226
U.S. Government agencies	319	42	5	366
Agency RMBS	3,158	—	—	3,158
Corporate bonds	372	—	665	1,037
Other debt securities	106	—	149	255
Equity securities	664	—	31	695
Total	$6,845	$42	$850	$7,737
Securities lending:
U.S. Government agencies	$35	$—	$—	$35
Other debt securities	254	—	—	254
Equity securities	1,512	—	—	1,512
Total	$1,801	$—	$—	$1,801
Total borrowings	$8,646	$42	$850	$9,538

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

BNY Mellon 99

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

Financial institutions portfolio exposure (in billions)	Sept. 30, 2016
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.8	$20.9	$24.7
Banks	7.8	2.0	9.8
Asset managers	1.5	6.2	7.7
Insurance	0.1	4.3	4.4
Government	0.1	1.1	1.2
Other	1.4	1.6	3.0
Total	$14.7	$36.1	$50.8

Commercial portfolio exposure (in billions)	Sept. 30, 2016
	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.1	$6.0	$7.1
Services and other	0.7	4.7	5.4
Energy and utilities	0.6	4.7	5.3
Media and telecom	0.3	1.3	1.6
Total	$2.7	$16.7	$19.4

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	Sept. 30, 2016	Dec. 31, 2015
(in millions)
Lending commitments	$52,807	$54,505
Standby letters of credit (a)	4,388	4,915
Commercial letters of credit	266	303
Securities lending indemnifications (b)	309,420	294,108

(a)	Net of participations totaling $776 million at Sept. 30, 2016 and $809 million at Dec. 31, 2015.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at Sept. 30, 2016 and $54 billion at Dec. 31, 2015.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.1 billion in less than one year, $21.4 billion in one to five years and $260 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $391 million and $299 million at Sept. 30, 2016 and Dec. 31, 2015, respectively. At Sept. 30, 2016, $2.7 billion of the SBLCs will expire within one year and $1.7 billion in one to five years.

We must recognize, at the inception of an SBLC and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $126 million at Sept. 30, 2016 and $118 million at Dec. 31, 2015.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2016	Dec. 31, 2015

Investment grade	87%	86%
Non-investment grade	13%	14%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $266 million at Sept. 30, 2016 compared with $303 million at Dec. 31, 2015.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $323 billion at Sept. 30, 2016 and $306 billion at Dec. 31, 2015.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At Sept. 30, 2016 and Dec. 31, 2015, $62 billion and $54 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $66 billion and $56 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

BNY Mellon 101

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

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At Sept. 30, 2016 and Dec. 31, 2015, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $900 million in excess of the accrued liability (if any) related to those matters.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
On Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for The Bank of New York Mellon’s allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel was valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. On Aug. 26, 2013, the Court of Appeals reversed its own prior decision and the district court’s decision, and remanded the case to the district court for further proceedings. On Dec. 10, 2014, the district court issued a decision in favor of The Bank of New York Mellon holding that the transfers from Sentinel cannot be reversed and that The Bank of New York Mellon’s lien was valid and not subject to equitable subordination. The bankruptcy trustee appealed the decision. On Jan. 8, 2016, the Court of Appeals invalidated The Bank of New York Mellon’s lien but rejected the trustee’s request for equitable subordination. On July 13, 2016, the bankruptcy court approved a settlement between The Bank of New York Mellon and the bankruptcy trustee, under which both parties will dismiss all litigation between them and The Bank of New York Mellon will be granted an unsecured claim for the amount of the loan. We received distributions in August 2016 on a pro rata basis with other unsecured creditors.

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

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. These actions include a lawsuit brought in New York State court on June 18, 2014, and later re-filed in federal court, by a group of institutional investors who purport to sue on behalf of 253 MBS trusts.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

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

Brazilian Postalis Litigation
BNY Mellon Serviceos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager. On Dec. 14, 2015, Associacão Dos Profissionais Dos Correiros, a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to investment losses in the Postalis portfolio. On Dec. 17, 2015, Postalis filed three additional lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform alleged duties and liabilities for losses with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed another lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various other funds of which the defendants were administrator and/or manager.

Depositary Receipt Matters
Between late December 2015 and February 2016, four putative class action lawsuits were filed against BNY Mellon asserting claims relating to BNY Mellon’s foreign exchange pricing when converting dividends and other distributions from non-U.S. companies in its role as depositary bank to Depositary Receipt issuers. The primary claims are for breach of contract and violations of ERISA. The lawsuits have been consolidated into two suits which are pending in federal court in the Southern District of New York and are all in their early stages.

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

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

•
Revenues and expenses associated with specific client bases are included in those businesses. For example, foreign exchange activity associated with clients using custody products is included in Investment Services.

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

•	M&I expense is a corporate level item and is recorded in the Other segment.

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

•	Restructuring charges relate to corporate-level initiatives and were therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$876	(a)	$2,183	$100	$3,159	(a)
Net interest revenue	82		715	(23)	774
Total revenue	958	(a)	2,898	77	3,933	(a)
Provision for credit losses	—		1	(20)	(19)
Noninterest expense	702		1,851	88	2,641	(b)
Income before taxes	$256	(a)	$1,046	$9	$1,311	(a)(b)
Pre-tax operating margin (c)	27%		36%	N/M	33%
Average assets	$30,392		$275,714	$45,124	$351,230

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $8 million, representing $17 million of income and noncontrolling interests of $9 million. Income before taxes is net of noncontrolling interests of $9 million.

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

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Sept. 30, 2015	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$843	(a)	$2,134	$59	$3,036	(a)
Net interest revenue	83		662	14	759
Total revenue	926	(a)	2,796	73	3,795	(a)
Provision for credit losses	1		7	(7)	1
Noninterest expense	689		1,894	96	2,679	(b)
Income (loss) before taxes	$236	(a)	$895	$(16)	$1,115	(a)(b)
Pre-tax operating margin (c)	25%		32%	N/M	29%
Average assets	$30,960		$285,195	$57,298	$373,453

(a)
Both fee and other revenue and total revenue include net loss from consolidated investment management funds of $17 million, representing $22 million of losses and a loss attributable to noncontrolling interests of $5 million. Income (loss) before taxes is net of a loss attributable to noncontrolling interests of $5 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $1 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$2,544	(a)	$6,267	$324	$9,135	(a)
Net interest revenue	247		2,084	(24)	2,307
Total revenue	2,791	(a)	8,351	300	11,442	(a)
Provision for credit losses	—		8	(26)	(18)
Noninterest expense	2,084		5,518	284	7,886	(b)
Income before taxes	$707	(a)	$2,825	$42	$3,574	(a)(b)
Pre-tax operating margin (c)	25%		34%	N/M	31%
Average assets	$30,048		$275,410	$57,832	$363,290

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $15 million, representing $21 million of income and noncontrolling interests of $6 million. Income before taxes is net of noncontrolling interests of $6 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $6 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2015	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$2,672	(a)	$6,220	$247	$9,139	(a)
Net interest revenue	235		1,958	73	2,266
Total revenue	2,907	(a)	8,178	320	11,405	(a)
Provision for credit losses	3		20	(26)	(3)
Noninterest expense	2,146		5,671	288	8,105	(b)
Income before taxes	$758	(a)	$2,487	$58	$3,303	(a)(b)
Pre-tax operating margin (c)	26%		30%	N/M	29%
Average assets	$30,910		$288,252	$54,238	$373,400

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $7 million, representing $70 million of income and noncontrolling interests of $63 million. Income before taxes is net of noncontrolling interests of $63 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 19 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2016	2015
Transfers from loans to other assets for other real estate owned (“OREO”)	$4	$6
Change in assets of consolidated VIEs	392	6,985
Change in liabilities of consolidated VIEs	14	6,506
Change in nonredeemable noncontrolling interests of consolidated investment management funds	238	251
Securities purchased not settled	229	222
Securities sales not settled	218	676
Available-for-sale securities transferred to held-to-maturity	—	11,602
Held-to-maturity securities transferred to available-for-sale	10	—
Premises and equipment/capitalized software funded by capital lease obligations	12	48

BNY Mellon 107

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

108 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, regulatory, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios and the impact of issuing additional debt in connection with our resolution strategy), intentions (including those regarding our resolution strategy), targets, opportunities and initiatives.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2015 Annual Report and this Form 10-Q, such as: an information security event or technology disruption that results in a loss of confidential information or impacts our ability to provide services to our clients and any material adverse effect on our business and results of operations; failure of our technology or that of a third party or vendor, or if we neglect to update our technology, develop and market new technology to meet clients’ needs or protect our intellectual property and any material adverse effect on our business; extensive government regulation and supervision and the impact of the significant amount of rulemaking since the 2008 financial crisis, which have, and in the future may, compel us to change how we manage our businesses, could have a material adverse effect on our business, financial condition and results of operations and have increased our compliance and operational risks and costs; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules, and any resulting limitations on our activities, or adverse effects on our business and financial condition; our preferred resolution strategy and any adverse effects on our liquidity, financial condition and security holders; regulatory actions or litigation and any adverse effect on our results of operations or harm to our businesses or reputation; adverse publicity, government scrutiny or other reputational harm and any negative effect on our businesses; the risks relating to new lines of business, new products and services or strategic project initiatives and the failure to implement these initiatives, which could affect our results of operations; the risks and uncertainties relating to our strategic transactions and any adverse effect on our business, results of operations and financial condition; operational risk and any material adverse effect on our business; failure or circumvention of our controls and procedures and any material adverse effect on our business, reputation, results of operations and financial condition; competition in all aspects of our business and any negative effect on our ability to maintain or increase our profitability; failure of our risk management framework to be effective in mitigating risk and reducing the potential for losses; change or uncertainty in monetary, tax and other governmental policies and the impact on our businesses, profitability and ability to compete; political, economic, legal, operational and other risks inherent in operating globally and any material adverse effect on our business; failure to attract and retain employees and any adverse effect on our business; acts of terrorism, natural disasters, pandemics and global conflicts and any negative impact on our business and operations; weakness in financial markets and the economy generally and any material adverse effect on our business, results of operations and financial condition; market volatility and any adverse impact on our business, financial condition and results of operations and our ability to manage risk; ongoing concerns about the financial stability of certain countries, the failure or instability of any of our significant global counterparties, or a breakup of the European Union or Eurozone and any material adverse effect on our business and results of operations; the UK referendum and any negative effects on global economic conditions, global financial markets, and our business and results of operations; continuing low or volatile interest rates and any material adverse effect on our profitability; write-downs of securities that we own and other losses related to volatile and illiquid market conditions and any reduction in our earnings or impact on our financial condition; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing

BNY Mellon 109

Forward-looking Statements (continued)

in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; any adverse effect on our foreign exchange revenues from decreased market volatility or cross-border investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, and our assumption of credit and counterparty risk, which could expose us to loss and adversely affect our business; credit, regulatory and reputational risks as a result of our tri-party repo collateral agency services, which could adversely affect our business and results of operations; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, which could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; any adverse effect on our business, financial condition and results of operations of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves, and any resulting charges through provision expense; tax law changes or challenges to our tax positions and any adverse effect on our net income, effective tax rate and overall results of operations and financial condition; changes in accounting standards and any material impact on our reported financial condition, results of operations, cash flows and other financial data; risks associated with being a non-operating holding company, including our dependence on dividends from our subsidiaries to meet obligations, to provide funds for payment of dividends and for stock repurchases; and the impact of provisions of U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or failure to pay full and timely dividends on our preferred stock, on our ability to return capital to shareholders. In addition, the actual effects of our adopting a single point of entry resolution strategy may differ from those expressed or implied in forward-looking statements as a result of changes to our strategy and related assumptions.

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

110 BNY Mellon

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

In connection with the development of the single point of entry strategy, we intend to enter into a support agreement with certain of our major subsidiaries to facilitate the recapitalizations and provision of liquidity. The support agreement is expected to require us to pledge a significant amount of our assets to support our obligations to recapitalize and provide liquidity to our major subsidiaries. We expect to continue to have sufficient liquidity to meet our obligations during business-as-usual circumstances. The terms of the support agreement have not been finalized and may change, possibly materially, from our current expectations.

Consistent with the Federal Reserve’s proposal regarding total loss-absorbing capacity (TLAC) and the FDIC’s single point of entry strategy under Title II’s Orderly Liquidation Authority, our single point of entry strategy and associated support agreement is being developed so that our shareholders and unsecured creditors bear any losses resulting from our bankruptcy. Consequently, if we were to become subject to a bankruptcy proceeding and our single point of entry strategy is successful, creditors of some or all of our major subsidiaries would receive full recoveries on their claims, while our security holders could face significant losses, potentially including the loss of their entire investment. If this strategy is implemented and is not successful, our security holders may be in a worse position than if the strategy had not been implemented (and the recapitalizations and provision of liquidity had not occurred) because assets provided to our major subsidiaries would not be available to pay the holders of our securities.

The result of the United Kingdom’s referendum on whether to remain part of the European Union has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations.

On June 23, 2016, the UK held a referendum on whether the UK should remain part of the EU, the outcome of which was a vote in favor of withdrawing from the EU. The result of the referendum has created an uncertain political and economic environment in the UK and may create such environments in other EU member states. Political and economic uncertainty has in the past led to, and the outcome of the referendum and the withdrawal of the UK from the EU could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence. Market disruptions, as well as adverse market and economic conditions, could, among other things, have a negative effect on
BNY Mellon 111

Part II - Other Information (continued)

our fee revenues and lead to a “flight to safety,” which could result in increases in our client deposits and assets, altering the size and composition of our balance sheet and adversely affecting our leverage-based regulatory capital ratios.

The result of the referendum means that the long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace), and there is considerable uncertainty as to when the framework for any such relationship governing both the access of the UK to European markets and the access of EU Member States to the UK’s markets will be determined and implemented. As a result of the referendum, we, including our EU affiliates, may face additional operational, regulatory and compliance costs. In addition, the regulatory, tax and supervisory regimes applicable to our UK operations and those of its EU affiliates and their dealings with other EU member states are expected to change; however, the nature and timing of such changes are uncertain and cannot be predicted. Certain of our EU operations are conducted through a UK branch of The Bank of New York Mellon and subsidiaries located in the UK and other EU member states. If our UK subsidiaries are not able to retain their EU financial services

“passport,” which permits cross-border services and activities throughout the single EU market without needing to obtain local authorizations, we may incur costs to move operations and, potentially, personnel from our UK branch and subsidiaries to our subsidiaries based in other EU member states. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the UK and the transfer of data to and from the UK.

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

112 BNY Mellon

Part II - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2016. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2016
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2016
July 2016	6,850	$39.92	6,850	$2,432
August 2016	14	$39.55	14	2,432
September 2016	4,700	$40.55	4,700	2,241
Third quarter of 2016 (a)	11,564	$40.18	11,564	$2,241	(b)

(a)
Includes 36 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $40.18.

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

In conjunction with the Federal Reserve’s non-objection to BNY Mellon’s 2016 capital plan, in August 2016, we issued $1 billion of noncumulative perpetual preferred stock, $750 million of which satisfied the contingency for the repurchase of up to $560 million of common stock in 2016. In the third quarter of 2016, we repurchased $464 million of common stock.

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

The list of exhibits required to be filed as exhibits to this report appears on page 115 hereof, under “Index to Exhibits,” which is incorporated herein by reference.

BNY Mellon 113

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 8, 2016	By:	/s/ Kurtis R. Kurimsky
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
N/A
10.1	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended.	Filed herewith.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		XBRL Instance Document.	Filed herewith.
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement.

116 BNY Mellon