Form 10-Q
period 2017-03-31
Bank of New York Mellon Corp
filed 2017-05-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Smaller reporting company [ ]
Accelerated filer [ ]	Emerging growth company [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2017
Common Stock, $0.01 par value	1,039,877,020

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2017 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key first quarter 2017 and subsequent events	4
Highlights of first quarter 2017 results	4
Fee and other revenue	6
Net interest revenue	9
Average balances and interest rates	10
Noninterest expense	11
Income taxes	12
Review of businesses	12
Critical accounting estimates	21
Consolidated balance sheet review	21
Liquidity and dividends	30
Capital	35
Trading activities and risk management	42
Asset/liability management	44
Off-balance sheet arrangements	46
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	47
Recent accounting and regulatory developments	51
Website information	55

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	56
Consolidated Comprehensive Income Statement (unaudited)	58
Consolidated Balance Sheet (unaudited)	59
Consolidated Statement of Cash Flows (unaudited)	60
Consolidated Statement of Changes in Equity (unaudited)	61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$880	$822	$804
Basic earnings per share	0.83	0.77	0.73
Diluted earnings per share	0.83	0.77	0.73

Fee and other revenue	3,018	2,954	2,970
Income (loss) from consolidated investment management funds	33	5	(6)
Net interest revenue	792	831	766
Total revenue	$3,843	$3,790	$3,730

Return on common equity (annualized) (a)	10.2%	9.3%	9.2%
Adjusted return on common equity (annualized) – Non-GAAP (a)(b)	10.7%	9.8%	9.7%

Return on tangible common equity (annualized) – Non-GAAP (a)(c)	22.2%	20.4%	20.6%
Adjusted return on tangible common equity (annualized) – Non-GAAP (a)(b)(c)	22.4%	20.5%	20.8%

Return on average assets (annualized)	1.06%	0.95%	0.89%

Fee revenue as a percentage of total revenue	78%	78%	79%

Percentage of non-U.S. total revenue	34%	34%	33%

Pre-tax operating margin (a)	31%	30%	29%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)	33%	32%	31%

Net interest margin	1.13%	1.16%	0.99%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (d)	1.14%	1.17%	1.01%

Assets under management (“AUM”) at period end (in billions) (e)	$1,727	$1,648	$1,639
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (f)	$30.6	$29.9	$29.1
Market value of securities on loan at period end (in billions) (g)	$314	$296	$300

Average common shares and equivalents outstanding (in thousands):
Basic	1,041,158	1,050,888	1,079,641
Diluted	1,047,746	1,056,818	1,085,284

Selected average balances:
Interest-earning assets	$283,421	$287,947	$310,678
Assets of operations	$335,080	$343,138	$363,245
Total assets	$336,200	$344,142	$364,554
Interest-bearing deposits	$139,820	$145,681	$162,017
Long-term debt	$25,882	$24,986	$21,556
Noninterest-bearing deposits	$73,555	$82,267	$82,944
Preferred stock	$3,542	$3,542	$2,552
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,965	$35,171	$35,252

Other information at period end:
Cash dividends per common share	$0.19	$0.19	$0.17
Common dividend payout ratio	23%	25%	23%
Common dividend yield (annualized)	1.6%	1.6%	1.9%
Closing stock price per common share	$47.23	$47.38	$36.83
Market capitalization	$49,113	$49,630	$39,669
Book value per common share (a)	$34.23	$33.67	$33.34
Tangible book value per common share – Non-GAAP (a)(c)	$16.65	$16.19	$15.87
Full-time employees	52,600	52,000	52,100
Common shares outstanding (in thousands)	1,039,877	1,047,488	1,077,083

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory ratios	March 31, 2017	Dec. 31, 2016	March 31, 2016
Average liquidity coverage ratio (“LCR”) (h)	117%	114%	107%

Consolidated regulatory capital ratios: (i)
Standardized:
Common equity Tier 1 (“CET1”) ratio	12.0%	12.3%	11.8%
Tier 1 capital ratio	14.4	14.5	13.5
Total (Tier 1 plus Tier 2) capital ratio	14.9	15.2	13.9
Advanced:
CET1 ratio	10.4	10.6	10.6
Tier 1 capital ratio	12.5	12.6	12.0
Total (Tier 1 plus Tier 2) capital ratio	12.8	13.0	12.3

Leverage capital ratio (i)	6.6	6.6	5.9
Supplementary leverage ratio (“SLR”) (i)	6.1	6.0	5.4

BNY Mellon shareholders’ equity to total assets ratio – GAAP	11.6	11.6	10.3
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	10.5	10.6	9.6

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (j)
Estimated CET1 ratio:
Standardized Approach	11.5%	11.3%	11.0%
Advanced Approach	10.0	9.7	9.8

Estimated SLR	5.9	5.6	5.1

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP information for all periods presented excludes the amortization of intangible assets and M&I, litigation and restructuring charges. Pre-tax operating margin (Non-GAAP) also excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds.

(c)
Tangible book value per common share – Non-GAAP and tangible common equity exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for the reconciliation of Non-GAAP measures.

(d)	See “Average balances and interest rates” on page 10 for a reconciliation of Non-GAAP measures.

(e)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(f)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at March 31, 2017 and Dec. 31, 2016 and $1.1 trillion at March 31, 2016.

(g)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $65 billion at March 31, 2017, $63 billion at Dec. 31, 2016 and $56 billion at March 31, 2016.

(h)	For additional information on our LCR, see “Liquidity and dividends” beginning on page 30.

(i)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The leverage capital ratio is based on Tier I capital, as phased-in, and quarterly average total assets. The SLR is based on Tier 1 capital, as phased-in, and average quarterly assets and certain off-balance sheet exposures. For additional information on our capital ratios, see “Capital” beginning on page 35.

(j)
The estimated fully phased-in CET1 and SLR ratios (Non-GAAP) are based on our interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 35.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2016 (“2016 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control or because they provide additional information about our ability to meet fully phased-in capital requirements. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures. See “Net interest revenue,” including the “Average balances and interest rates” beginning on page 9 for information on measures presented on a fully taxable equivalent basis. Also see “Capital” beginning on page 35 for information on our fully phased-in capital requirements.

Overview

The Bank of New York Mellon Corporation was the first company listed on the New York Stock Exchange (NYSE symbol: BK). With a rich history of maintaining our financial strength and stability through all business cycles, BNY Mellon is a global investments company dedicated to improving lives through investing.

We manage and service assets for financial institutions, corporations and individual investors in 35 countries and more than 100 markets. As of March 31, 2017, BNY Mellon had $30.6 trillion in assets under custody and/or administration (“AUC/A”), and $1.7 trillion in assets under management (“AUM”).

BNY Mellon is focused on enhancing our clients’ experience by leveraging our scale and expertise to deliver innovative and strategic solutions for our clients, and building trusted relationships that drive value. We hold a unique position in the global financial services industry. We service both the buy-side and sell-side, providing us with distinctive marketplace insights that enable us to support our clients’ success.

BNY Mellon’s businesses benefit from global growth in financial assets, the globalization of the investment process, changes in demographics and the continued evolution of the regulatory landscape—each providing us with opportunities to advise and service clients.

Key first quarter 2017 and subsequent events

Established intermediate holding company

In connection with our single point of entry resolution strategy, we have established BNY Mellon IHC, LLC, a wholly-owned direct subsidiary of the Parent, (the “IHC”), to facilitate the provision of capital and liquidity resources to certain key subsidiaries in the event of material financial distress or failure. In the second quarter of 2017, we entered into a binding support agreement that requires the IHC to provide that support. See “Liquidity and dividends” beginning on page 30 for additional information.

Highlights of first quarter 2017 results

We reported net income applicable to common shareholders of $880 million, or $0.83 per diluted common share, in the first quarter of 2017. Net

4 BNY Mellon

income applicable to common shareholders was $804 million, or $0.73 per diluted common share, in the first quarter of 2016 and $822 million, or $0.77 per diluted common share, in the fourth quarter of 2016.

Highlights of the first quarter of 2017 include:

•
AUC/A totaled a record $30.6 trillion at March 31, 2017 compared with $29.1 trillion at March 31, 2016. The 5% increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Services business” beginning on page 17.)

•
AUM totaled $1.73 trillion at March 31, 2017 compared with $1.64 trillion at March 31, 2016. The 5% increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). AUM excludes securities lending cash management assets and assets managed in the Investment Services business. (See “Investment Management business” beginning on page 14.)

•
Investment services fees totaled $1.83 billion, an increase of 4% compared with $1.77 billion in the first quarter of 2016. The increase primarily reflects higher money market fees, net new business and higher equity market values, partially offset by the unfavorable impact of a stronger U.S. dollar and the impact of downsizing the retail UK transfer agency business. (See “Investment Services business” beginning on page 17.)

•
Investment management and performance fees totaled $842 million, an increase of 4% compared with $812 million in the first quarter of 2016. The increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar and the impact of outflows of assets under management in the prior year. (See “Investment Management business” beginning on page 14.)

•
Foreign exchange and other trading revenue totaled $164 million compared with $175 million in the first quarter of 2016. Foreign exchange revenue totaled $154 million, a decrease of 10% compared with $171 million in the first quarter of 2016, primarily reflecting lower volatility and the migration to lower margin products. (See “Fee and other revenue” beginning on page 6.)

•
Investment and other income totaled $77 million compared with $105 million in the first quarter of 2016. The decrease primarily reflects lower lease-related gains and other income, partially offset by a net gain related to an equity investment. (See “Fee and other revenue” beginning on page 6.)

•
Net interest revenue totaled $792 million compared with $766 million in the first quarter of 2016. The increase was primarily driven by higher interest rates and the impact of interest rate hedging activities, partially offset by lower average interest-earning assets and higher average long-term debt. Net interest margin was 1.13% in the first quarter of 2017 compared with 0.99% in the first quarter of 2016 and net interest margin (FTE) (Non-GAAP) was 1.14% in the first quarter of 2017 compared with 1.01% in the first quarter of 2016. (See “Net interest revenue” beginning on page 9.)

•
The provision for credit losses was a credit of $5 million in the first quarter of 2017 and a provision of $10 million in the first quarter of 2016. (See “Asset quality and allowance for credit losses” beginning on page 27.)

•
Noninterest expense totaled $2.64 billion compared with $2.63 billion in the first quarter of 2016. The increase reflects higher consulting expenses primarily driven by regulatory and compliance costs, and higher staff expense, partially offset by the favorable impact of a stronger U.S. dollar and lower other expense. (See “Noninterest expense” beginning on page 11.)

•
The provision for income taxes was $269 million and the effective rate was 22.3% in the first quarter of 2017 compared with an income tax provision of $283 million and an effective tax rate of 25.9% in the first quarter of 2016. The effective tax rate in the first quarter of 2017 reflects an approximate 3% benefit related to applying the new accounting guidance required in ASU 2016-09, Compensation – Stock Compensation. (See “Income taxes” on page 12.)

•
The net unrealized pre-tax loss on the total investment securities portfolio was $23 million at March 31, 2017 compared with $221 million at Dec. 31, 2016. The improvement in the net unrealized pre-tax loss was primarily driven by a decrease in market interest rates. (See “Investment securities” beginning on page 23.)

BNY Mellon 5

•
Our CET1 ratio under the Advanced Approach was 10.4% at March 31, 2017 and 10.6% at Dec. 31, 2016. Our CET1 ratio under the Standardized Approach was 12.0% at March 31, 2017 and 12.3% at Dec. 31, 2016. The decreases reflect the additional phase-in requirements under the U.S. capital rules that became effective Jan. 1, 2017. (See “Capital” beginning on page 35.)

•	Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 10.0% at March 31, 2017 and 9.7% at Dec. 31, 2016. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.5% at March 31, 2017 and 11.3% at Dec. 31, 2016. The increases reflect CET1 generation and lower risk-weighted assets. (See “Capital” beginning on page 35.)

Fee and other revenue

Fee and other revenue				1Q17 vs.
(dollars in millions, unless otherwise noted)	1Q17	4Q16	1Q16	4Q16	1Q16
Investment services fees:
Asset servicing (a)	$1,063	$1,068	$1,040	—%	2%
Clearing services	376	355	350	6	7
Issuer services	251	211	244	19	3
Treasury services	139	140	131	(1)	6
Total investment services fees	1,829	1,774	1,765	3	4
Investment management and performance fees	842	848	812	(1)	4
Foreign exchange and other trading revenue	164	161	175	2	(6)
Financing-related fees	55	50	54	10	2
Distribution and servicing	41	41	39	—	5
Investment and other income	77	70	105	N/M	N/M
Total fee revenue	3,008	2,944	2,950	2	2
Net securities gains	10	10	20	N/M	N/M
Total fee and other revenue	$3,018	$2,954	$2,970	2%	2%

Fee revenue as a percentage of total revenue	78%	78%	79%

AUM at period end (in billions) (b)	$1,727	$1,648	$1,639	5%	5%
AUC/A at period end (in trillions) (c)	$30.6	$29.9	$29.1	2%	5%

(a)	Asset servicing fees include securities lending revenue of $49 million in the first quarter of 2017, $54 million in the fourth quarter of 2016 and $50 million in the first quarter of 2016.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2017 and Dec. 31, 2016 and $1.1 trillion at March 31, 2016.
N/M - Not meaningful.

Fee and other revenue increased 2% compared with the first quarter of 2016 and 2% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher investment management and performance fees, clearing services and asset servicing fees, partially offset by lower investment and other income. The increase compared with the fourth quarter of 2016 was primarily driven by higher issuer services and clearing services fees.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2016 and the fourth quarter of 2016:

•
Asset servicing fees increased 2% compared with the first quarter of 2016 and decreased slightly compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects net new business, including growth of collateral optimization solutions, and higher equity market values, partially offset by the unfavorable impact of a stronger U.S. dollar

6 BNY Mellon

and the impact of downsizing the retail UK transfer agency business.

•
Clearing services fees increased 7% compared with the first quarter of 2016 and 6% (unannualized) compared with the fourth quarter of 2016. Both increases were primarily driven by higher money market and mutual fund fees.

•
Issuer services fees increased 3% compared with the first quarter of 2016 and 19% (unannualized) compared with the fourth quarter of 2016. Both increases reflect higher fees in Depositary Receipts, partially offset by lower fees in Corporate Trust.

•
Treasury services fees increased 6% compared with the first quarter of 2016 and decreased 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher payment volumes, partially offset by higher compensating balance credits provided to clients, which reduces fee revenue and increases net interest revenue.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees increased 4% compared with the first quarter of 2016 and decreased 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and the impact of outflows of assets under management in the prior year. On a constant currency basis, investment management and performance fees increased 8% (Non-GAAP) compared with the first quarter of 2016. The decrease compared with the fourth quarter of 2016 was primarily driven by seasonally lower performance fees and fewer days in the first quarter of 2017, partially offset by higher market values. Performance fees were $12 million in the first quarter of 2017, $32 million in the fourth quarter of 2016 and $11 million in the first quarter of 2016.

Total AUM for the Investment Management business increased 5% compared with both March 31, 2016 and Dec. 31, 2016. The increase compared with the first quarter of 2016 primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). The increase compared with the fourth quarter of 2016 primarily reflects higher market values and inflows of AUM. Net long-term inflows of $14 billion in the first quarter of 2017 reflect inflows of liability-driven investments and other active strategies, partially offset by outflows of active equity investments. Net short-term inflows of $13 billion in the first quarter of 2017 were a result of increased distribution through our liquidity portals.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q17	4Q16	1Q16
Foreign exchange	$154	$175	$171
Other trading revenue (loss)	10	(14)	4
Total foreign exchange and other trading revenue	$164	$161	$175

Foreign exchange and other trading revenue decreased 6%, compared with the first quarter of 2016 and increased 2% (unannualized) compared with the fourth quarter of 2016.

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, and the impact of foreign currency hedging activities. Foreign exchange revenue decreased 10% compared with the first quarter of 2016 and 12% (unannualized) compared with the fourth quarter of 2016. Both decreases primarily reflect lower volatility. The decrease compared with the first quarter of 2016 also reflects the migration to lower margin products. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Our custody clients may enter into foreign exchange transactions in a number of ways, including through our standing instruction programs. While the shift of custody clients from our standing instruction programs to other trading options has recently abated, our foreign exchange revenue continues to be impacted by changes in volume and volatility. For

BNY Mellon 7

the quarter ended March 31, 2017, our total revenue for all types of foreign exchange trading transactions was $154 million, or 4% of our total revenue, and approximately 25% of our foreign exchange revenue was generated by transactions in our standing instruction programs.

The increase in other trading revenue compared with the fourth quarter of 2016 primarily reflects the impact of interest rate hedging activities (offset in net interest revenue) recorded in the fourth quarter of 2016 and higher fixed income trading revenue. Other trading revenue is reported in all three business segments.

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business and the Other segment, include capital markets fees, loan commitment fees and credit-related fees. The increase in financing-related fees compared with the fourth quarter of 2016 primarily reflects higher underwriting fees.

Distribution and servicing fees

The increase in distribution and servicing fees compared with the first quarter of 2016 primarily reflects higher money market fees, partially offset by fees paid to introducing brokers.

Investment and other income

Investment and other income
(in millions)	1Q17	4Q16	1Q16
Corporate/bank-owned life insurance	$30	$53	$31
Equity investment income (loss)	26	(2)	(3)
Expense reimbursements from joint venture	14	15	17
Seed capital gains (a)	9	6	11
Asset-related gains	3	1	—
Lease-related gains (loss)	1	(6)	44
Other (loss) income	(6)	3	5
Total investment and other income	$77	$70	$105

(a)
Does not include the gain on seed capital investments in consolidated investment management funds which are reflected in operations of consolidated investment management funds, net of noncontrolling interests. The gain on seed capital investments in consolidated investment management funds was $15 million in the first quarter of 2017 and $1 million in both the fourth quarter of 2016 and first quarter of 2016.

The changes in investment and other income compared with both the first quarter of 2016 and the fourth quarter of 2016 primarily reflect the net gain related to an equity investment and decreases in other income due to our increased investments in renewable energy. The decrease compared with the first quarter of 2016 also reflects lower lease-related gains. The increase compared with the fourth quarter of 2016 was partially offset by lower income from corporate/bank-owned life insurance.

8 BNY Mellon

Net interest revenue

Net interest revenue				1Q17 vs.
(dollars in millions)	1Q17	4Q16	1Q16	4Q16		1Q16
Net interest revenue	$792	$831	$766	(5)%		3%
Tax equivalent adjustment	12	12	14	N/M		N/M
Net interest revenue (FTE) – Non-GAAP (a)	$804	$843	$780	(5)%		3%
Average interest-earning assets	$283,421	$287,947	$310,678	(2)%		(9)%
Net interest margin	1.13%	1.16%	0.99%	(3	) bps	14	bps
Net interest margin (FTE) – Non-GAAP (a)	1.14%	1.17%	1.01%	(3	) bps	13	bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

FTE - fully taxable equivalent.
N/M - Not meaningful.
bps - basis points.

The increase in net interest revenue compared with the first quarter of 2016 primarily reflects higher interest rates and the impact of interest rate hedging activities (which negatively impacted the first quarter of 2017 less than the first quarter of 2016), partially offset by lower average interest-earning assets and higher average long-term debt. The decrease in net interest revenue compared with the fourth quarter of 2016 primarily reflects the impact of interest rate hedging activities and the fourth quarter of 2016 premium amortization adjustment which combined reduced net interest revenue by approximately $43 million, or 6 basis points to the net interest margin. Substantially all of the impact of interest rate hedging activities in the fourth quarter of 2016 was offset in foreign exchange and other trading revenue.

The increase in the net interest margin compared with the first quarter of 2016 was primarily driven by an increase in rates. The decrease in the net interest margin compared with the fourth quarter of 2016 was primarily driven by the factors listed above.

Average non-U.S. dollar deposits comprised approximately 20% of our average total deposits in the first quarter of 2017. Approximately 40% of the average non-U.S. dollar deposits in the first quarter of 2017 were euro-denominated.

BNY Mellon 9

Average balances and interest rates	Quarter ended
	March 31, 2017			Dec. 31, 2016			March 31, 2016
(dollar amounts in millions, presented on an FTE basis)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$14,714	$22	0.60%	$15,447	$28	0.71%	$14,909	$26	0.69%
Interest-bearing deposits held at the Federal Reserve and other central banks	66,043	57	0.35	61,672	28	0.18	89,092	61	0.28
Federal funds sold and securities purchased under resale agreements	25,312	67	1.07	27,233	66	0.97	23,623	49	0.84
Margin loans	15,753	75	1.94	17,547	71	1.61	18,907	63	1.34
Non-margin loans:
Domestic offices	30,963	188	2.44	32,730	183	2.23	28,506	157	2.21
Foreign offices	13,596	57	1.71	13,370	53	1.58	13,783	48	1.39
Total non-margin loans	44,559	245	2.22	46,100	236	2.04	42,289	205	1.95
Securities:
U.S. Government obligations	26,239	104	1.60	25,953	101	1.54	24,479	92	1.50
U.S. Government agency obligations	56,857	271	1.90	57,049	259	1.82	55,966	251	1.79
State and political subdivisions – tax-exempt	3,373	26	3.11	3,461	27	3.08	3,979	29	2.89
Other securities	28,317	88	1.25	31,197	106	1.36	34,114	103	1.22
Trading securities	2,254	17	3.12	2,288	18	3.17	3,320	18	2.16
Total securities	117,040	506	1.74	119,948	511	1.70	121,858	493	1.62
Total interest-earning assets (a)	$283,421	$972	1.38%	$287,947	$940	1.30%	$310,678	$897	1.16%
Allowance for loan losses	(169)			(148)			(157)
Cash and due from banks	5,097			5,017			3,879
Other assets	46,731			50,322			48,845
Assets of consolidated investment management funds	1,120			1,004			1,309
Total assets	$336,200			$344,142			$364,554
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,510	$1	0.05%	$9,102	$1	0.04%	$7,385	$1	0.06%
Savings	1,094	2	0.61	1,152	1	0.42	1,235	1	0.27
Demand deposits	5,371	1	0.12	4,719	2	0.15	864	1	0.50
Time deposits	35,429	11	0.12	37,766	7	0.07	42,678	4	0.04
Foreign offices	90,416	(6)	(0.03)	92,942	(16)	(0.07)	109,855	8	0.03
Total interest-bearing deposits	139,820	9	0.03	145,681	(5)	(0.01)	162,017	15	0.04
Federal funds purchased and securities sold under repurchase agreements	18,995	24	0.51	11,567	8	0.30	18,689	9	0.20
Trading liabilities	908	2	0.89	892	1	0.54	551	2	1.43
Other borrowed funds	822	2	0.98	903	3	0.95	759	2	0.97
Commercial paper	2,164	5	0.88	383	—	0.34	22	—	0.33
Payables to customers and broker-dealers	18,961	7	0.16	17,091	3	0.07	16,801	4	0.09
Long-term debt	25,882	119	1.85	24,986	87	1.36	21,556	85	1.57
Total interest-bearing liabilities	$207,552	$168	0.33%	$201,503	$97	0.19%	$220,395	$117	0.21%
Total noninterest-bearing deposits	73,555			82,267			82,944
Other liabilities	15,600			20,760			22,300
Liabilities and obligations of consolidated investment management funds	244			229			259
Total liabilities	296,951			304,759			325,898
Temporary equity
Redeemable noncontrolling interests	161			177			190
Permanent equity
Total BNY Mellon shareholders’ equity	38,507			38,713			37,804
Noncontrolling interests	581			493			662
Total permanent equity	39,088			39,206			38,466
Total liabilities, temporary equity and permanent equity	$336,200			$344,142			$364,554
Net interest revenue (FTE) – Non-GAAP		$804			$843			$780
Net interest margin (FTE) – Non-GAAP			1.14%			1.17%			1.01%
Less: Tax equivalent adjustment (b)		12			12			14
Net interest revenue – GAAP		$792			$831			$766
Net interest margin – GAAP			1.13%			1.16%			0.99%

Note:	Interest and average rates were calculated on a taxable equivalent basis using dollar amounts in thousands and actual number of days in the year.

(a)	Interest income and average yield are presented on an FTE basis (Non-GAAP).

(b)	Based on the applicable tax rate of 35%.

10 BNY Mellon

Noninterest expense

Noninterest expense				1Q17 vs.
(dollars in millions)	1Q17	4Q16	1Q16	4Q16	1Q16
Staff	$1,472	$1,395	$1,459	6%	1%
Professional, legal and other purchased services	312	325	278	(4)	12
Software	166	177	154	(6)	8
Net occupancy	136	153	142	(11)	(4)
Distribution and servicing	100	98	100	2	—
Sub-custodian	64	57	59	12	8
Furniture and equipment	57	60	65	(5)	(12)
Bank assessment charges (a)	57	53	53	8	8
Business development	51	71	57	(28)	(11)
Other (a)	167	175	188	(5)	(11)
Amortization of intangible assets	52	60	57	(13)	(9)
M&I, litigation and restructuring charges	8	7	17	N/M	N/M
Total noninterest expense – GAAP	$2,642	$2,631	$2,629	—%	—%

Staff expense as a percentage of total revenue	38%	37%	39%

Full-time employees at period end	52,600	52,000	52,100	1%	1%

Memo:
Adjusted total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$2,582	$2,564	$2,555	1%	1%

(a)
In the first quarter of 2017, we began disclosing bank assessment charges on a quarterly basis. The bank assessment charges were previously included in other expense. All prior periods were reclassified.

N/M - Not meaningful.

Total noninterest expense increased less than 1% compared with the first quarter of 2016 and the fourth quarter of 2016 (unannualized). The increase compared with the first quarter of 2016 primarily reflects increases in consulting and staff expenses, partially offset by lower other expense and the favorable impact of the stronger U.S. dollar. The increase compared with the fourth quarter of 2016 primarily reflects higher staff expense, partially offset by lower business development, net occupancy, professional, legal and other purchased services and software expenses. Excluding amortization of intangible assets and M&I, litigation and restructuring charges, noninterest expense, as adjusted (Non-GAAP), increased 1% compared with the first quarter of 2016 and the fourth quarter of 2016 (unannualized).

We continue to invest in our risk management, regulatory compliance and other control functions to improve our safety and soundness and in light of increasing global regulatory requirements. We expect a modest decrease in the run rate of the expenses relating to these functions beginning in the second half of 2017 after we submit our 2017 resolution plan.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense in the first quarter of 2017, 55% in the first quarter of 2016 and 53% in the fourth quarter of 2016.

Staff expense increased 1% compared with the first quarter of 2016 and 6% (unannualized) compared with the fourth quarter of 2016. The increase in staff expense compared with the first quarter of 2016 primarily reflects higher incentive expense, partially offset by the favorable impact of the stronger U.S. dollar. The increase in staff expense compared to the fourth quarter of 2016 primarily reflects higher incentives due to the impact of vesting of long-term stock awards for retirement eligible employees, partially offset by lower severance expense.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, legal, productivity initiatives and business development.

BNY Mellon 11

Non-staff expense totaled $1.2 billion in the first quarter of 2017, flat compared with the first quarter of 2016 and a decrease of 5% (unannualized) compared with the fourth quarter of 2016. Year-over-year, consulting expenses increased primarily due to higher regulatory and compliance costs, which were offset by lower other expense. The decrease compared with the fourth quarter of 2016 primarily reflects lower business development, net occupancy, professional, legal and other purchased services and software expenses. Adjusted non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP), totaled $1.1 billion in the first quarter of 2017, an increase of 1% compared with the first quarter of 2016 and a decrease of 5% (unannualized) compared with the fourth quarter of 2016.

We continue to benefit from the savings generated by the business improvement process, including improved efficiencies by changing the way we work, the continued impact from location strategy and vendor renegotiations, and optimizing our physical footprint.

Income taxes

BNY Mellon recorded an income tax provision of $269 million (22.3% effective tax rate) in the first quarter of 2017. The effective tax in the first quarter of 2017 reflects an approximate 3% benefit related to applying the new accounting guidance required in ASU 2016-09, Compensation – Stock Compensation, to the annual vesting of stock awards and our stock price appreciating above the awards’ original grant price.

The adoption of ASU 2016-09 results in increased volatility to the Company’s income tax expense. The income tax volatility is dependent on the Company’s stock price at the dates on which restricted stock units vest, which primarily occur in the first quarter of each year, and when employees choose to exercise stock options.

The income tax provision was $283 million (25.9% effective tax rate) in the first quarter of 2016 and $280 million (24.3% effective tax rate) in the fourth quarter of 2016. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

We expect the effective tax rate to be approximately 25-26% in 2017 based on current income tax rates.

Any legislation affecting income tax rates could have an impact on our future effective tax rate, the significance of which would depend on the timing, nature and scope of any such legislation, as well as the level and composition of our earnings.

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

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, incentive expense typically increases reflecting the vesting of long-term stock awards for retirement eligible employees. In the third quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the

12 BNY Mellon

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

The following table presents key market metrics at period end and on an average basis.

Key market metrics						1Q17 vs.
	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
Standard & Poor’s (“S&P”) 500 Index (a)	2363	2239	2168	2099	2060	6%	15%
S&P 500 Index – daily average	2326	2185	2162	2075	1951	6	19
FTSE 100 Index (a)	7323	7143	6899	6504	6175	3	19
FTSE 100 Index – daily average	7274	6923	6765	6204	5988	5	21
MSCI EAFE (a)	1793	1684	1702	1608	1652	6	9
MSCI EAFE – daily average	1749	1660	1677	1648	1593	5	10
Barclays Capital Global Aggregate BondSM Index (a)(b)	459	451	486	482	468	2	(2)
NYSE and NASDAQ share volume (in billions)	186	189	186	203	218	(2)	(15)
JPMorgan G7 Volatility Index – daily average (c)	10.10	10.24	10.19	11.12	10.60	(1)	(5)
Average interest on excess reserves paid by the Federal Reserve	0.79%	0.55%	0.50%	0.50%	0.50%	24 bps	29 bps
Foreign exchange rates vs. U.S. dollar:
British pound (a)	$1.25	$1.23	$1.30	$1.34	$1.44	2%	(13) %
British pound – average rate	1.24	1.24	1.31	1.43	1.43	—	(13)
Euro (a)	1.07	1.05	1.12	1.11	1.14	2	(6)
Euro – average rate	1.07	1.08	1.12	1.13	1.10	(1)	(3)

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps - basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2017, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04.

Fee waivers are highly sensitive to changes in the interest on excess reserves paid by the Federal Reserve. Since 2014, the interest on excess reserves paid by the Federal Reserve increased 75 basis points. As a result of the increases, we recovered nearly all of the pre-tax income related to interest rate sensitive fee waivers.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

BNY Mellon 13

Investment Management business

						1Q17 vs.
(dollar amounts in millions)	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
Revenue:
Investment management fees:
Mutual funds	$299	$297	$309	$304	$300	1%	—%
Institutional clients	348	340	362	344	334	2	4
Wealth management	167	164	166	160	152	2	10
Investment management fees (a)	814	801	837	808	786	2	4
Performance fees	12	32	8	9	11	N/M	9
Investment management and performance fees	826	833	845	817	797	(1)	4
Distribution and servicing	52	48	49	49	46	8	13
Other (a)	(1)	(1)	(18)	(10)	(31)	N/M	N/M
Total fee and other revenue (a)	877	880	876	856	812	—	8
Net interest revenue	86	80	82	82	83	8	4
Total revenue	963	960	958	938	895	—	8
Provision for credit losses	3	6	—	1	(1)	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	668	672	680	684	660	(1)	1
Amortization of intangible assets	15	22	22	19	19	(32)	(21)
Total noninterest expense	683	694	702	703	679	(2)	1
Income before taxes	$277	$260	$256	$234	$217	7%	28%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$292	$282	$278	$253	$236	4%	24%

Pre-tax operating margin	29%	27%	27%	25%	24%
Adjusted pre-tax operating margin – Non-GAAP (b)	34%	33%	33%	30%	30%

Average balances:
Average loans	$16,153	$15,673	$15,308	$14,795	$14,275	3%	13%
Average deposits	$15,781	$15,511	$15,600	$15,518	$15,971	2%	(1)%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See page 50 for a breakdown of the revenue line items in the Investment Management business impacted by the consolidated investment management funds. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes amortization of intangible assets, provision for credit losses and distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

14 BNY Mellon

AUM trends (a)(b)						1Q17 vs.
(dollar amounts in billions)	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
AUM at period end, by product type: (b)
Equity	$158	$153	$156	$152	$151	3%	5%
Fixed income	191	186	194	192	194	3	(2)
Index	330	312	302	296	310	6	6
Liability-driven investments (c)	584	554	607	573	542	5	8
Multi-asset and alternative investments	188	181	189	183	177	4	6
Cash	276	262	267	268	265	5	4
Total AUM	$1,727	$1,648	$1,715	$1,664	$1,639	5%	5%

AUM at period end, by client type:
Institutional	$1,243	$1,182	$1,234	$1,182	$1,155	5%	8%
Mutual funds	397	381	396	398	405	4	(2)
Private client	87	85	85	84	79	2	10
Total AUM	$1,727	$1,648	$1,715	$1,664	$1,639	5%	5%

Changes in AUM: (b)
Beginning balance of AUM	$1,648	$1,715	$1,664	$1,639	$1,625
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(5)	(6)	(2)	(2)
Fixed income	2	(1)	(1)	(3)	—
Liability-driven investments (c)	14	(7)	4	15	14
Multi-asset and alternative investments	2	3	7	2	—
Total long-term active strategies inflows (outflows)	14	(10)	4	12	12
Index	—	(1)	(3)	(17)	(11)
Total long-term strategies inflows (outflows)	14	(11)	1	(5)	1
Short term strategies:
Cash	13	(3)	(1)	4	(9)
Total net inflows (outflows)	27	(14)	—	(1)	(8)
Net market impact/other	41	(11)	80	71	41
Net currency impact	11	(42)	(29)	(47)	(19)
Acquisition	—	—	—	2	—
Ending balance of AUM	$1,727	$1,648	$1,715	$1,664	$1,639	5%	5%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)
In the first quarter of 2017, the AUM in our Wealth Management business and our multi-asset strategies has been reclassified into multi-asset and alternative investments. This reclassification does not change total AUM. All prior periods have been restated.

(c)	Includes currency overlay AUM.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, Wealth Management business and global distribution companies. See pages 19 and 20 of our 2016 Annual Report for additional information on our Investment Management business.

Review of financial results

AUM increased 5% compared with March 31, 2016 primarily reflecting higher market values, partially offset by the unfavorable impact of the stronger U.S. dollar (principally versus the British pound). The increase compared with the fourth quarter of 2016 primarily reflects higher market values and inflows of AUM.

Net long-term inflows in the first quarter of 2017 reflect inflows of liability-driven investments and other active strategies, partially offset by outflows of active equity investments. Net short-term inflows in the first quarter of 2017 were a result of increased distribution through our liquidity portals. Market and regulatory trends are driving investable assets toward investments in lower fee asset management products, which are negatively impacting our investment management fees. However, at the same time, these trends are also providing growth opportunities as clients are also investing in high value active solutions.

Total revenue increased 8% compared with the first quarter of 2016 and increased slightly compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher market values, higher seed capital gains and losses on

BNY Mellon 15

hedging activity recorded in the first quarter of 2016, partially offset by the impact of a stronger U.S. dollar and net outflows of assets under management in the prior year.

Revenue generated in the Investment Management business included 40% from non-U.S. sources in the first quarter of 2017, compared with 40% in the first quarter of 2016 and 42% in the fourth quarter of 2016.

Investment management fees in the Investment Management business increased 4% compared with the first quarter of 2016 and 2% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and the impact of outflows of assets under management in the prior year. On a constant currency basis, investment management fees increased 7% (Non-GAAP) compared with the first quarter of 2016. The increase compared with the fourth quarter of 2016 was primarily driven by higher market values, partially offset by fewer days in the first quarter of 2017.

Performance fees decreased compared with the fourth quarter of 2016 primarily reflecting seasonality.

Both increases in distribution and servicing fees were primarily driven by higher money market fees.

The improvement in other revenue compared with the first quarter of 2016 reflects higher seed capital gains and losses on hedging activity recorded in the first quarter of 2016, partially offset by payments to Investment Services related to higher money market fees.

Both increases in net interest revenue primarily reflect higher rates on deposits. Average loans increased 13% compared with the first quarter of 2016 and 3% compared with the fourth quarter of 2016, while average deposits decreased 1% compared with the first quarter of 2016 and increased 2% compared with the fourth quarter of 2016. Record average loans were driven by extending banking solutions to high net worth clients.

Noninterest expense, excluding amortization of intangible assets, increased 1% compared with the first quarter of 2016 and decreased 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 was primarily driven by higher incentive expense, partially offset by the favorable impact of a stronger U.S. dollar (principally versus the British pound). The decrease compared with the fourth quarter of 2016 primarily reflects lower business development expense.

16 BNY Mellon

Investment Services business

						1Q17 vs.
(dollar amounts in millions, unless otherwise noted)	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
Revenue:
Investment services fees:
Asset servicing	$1,038	$1,043	$1,039	$1,043	$1,016	—%	2%
Clearing services	375	354	347	350	348	6	8
Issuer services	250	211	336	233	244	18	2
Treasury services	139	139	136	137	129	—	8
Total investment services fees	1,802	1,747	1,858	1,763	1,737	3	4
Foreign exchange and other trading revenue	153	157	177	161	168	(3)	(9)
Other (a)	129	128	148	130	125	1	3
Total fee and other revenue	2,084	2,032	2,183	2,054	2,030	3	3
Net interest revenue	707	713	715	690	679	(1)	4
Total revenue	2,791	2,745	2,898	2,744	2,709	2	3
Provision for credit losses	—	—	1	(7)	14	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	1,812	1,786	1,812	1,819	1,770	1	2
Amortization of intangible assets	37	38	39	40	38	(3)	(3)
Total noninterest expense	1,849	1,824	1,851	1,859	1,808	1	2
Income before taxes	$942	$921	$1,046	$892	$887	2%	6%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$979	$959	$1,085	$932	$925	2%	6%

Pre-tax operating margin	34%	34%	36%	33%	33%
Adjusted pre-tax operating margin (ex. provision for credit losses and amortization of intangible assets) – Non-GAAP	35%	35%	37%	34%	35%

Investment services fees as a percentage of noninterest expense (ex. amortization of intangible assets)	99%	98%	103%	97%	98%

Securities lending revenue	$40	$44	$42	$42	$42	(9)%	(5)%

Metrics:
Average loans	$42,818	$45,832	$44,329	$43,786	$45,004	(7)%	(5)%
Average deposits	$197,690	$213,531	$220,316	$221,998	$215,707	(7)%	(8)%

AUC/A at period end (in trillions) (b)	$30.6	$29.9	$30.5	$29.5	$29.1	2%	5%
Market value of securities on loan at period end (in billions) (c)	$314	$296	$288	$278	$300	6%	5%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$109	$141	$150	$167	$40

Depositary Receipts:
Number of sponsored programs	1,050	1,062	1,094	1,112	1,131	(1)%	(7)%

Clearing services:
Average active clearing accounts (U.S. platform) (in thousands)	6,058	5,960	5,942	5,946	5,947	2%	2%
Average long-term mutual fund assets (U.S. platform)	$460,977	$438,460	$443,112	$431,150	$415,025	5%	11%
Average investor margin loans (U.S. platform)	$10,740	$10,562	$10,834	$10,633	$11,063	2%	(3)%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,373	$2,307	$2,212	$2,108	$2,104	3%	13%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2017, Dec. 31, 2016 and Sept. 30, 2016 and $1.1 trillion at June 30, 2016 and March 31, 2016.

(c)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $65 billion at March 31, 2017, $63 billion at Dec. 31, 2016, $64 billion at Sept. 30, 2016 and $56 billion at June 30, 2016 and March 31, 2016.

N/M - Not meaningful.

BNY Mellon 17

Business description

We are one of the leading global investment services providers with $30.6 trillion of AUC/A at March 31, 2017.

•	We are a leader in both global and U.S. government securities clearance, settling securities transactions in over 100 markets.

•	We are a leader in servicing tri-party repo collateral with approximately $2.4 trillion serviced globally.

•	We service approximately $1.6 trillion, or approximately 87%, of the $1.8 trillion tri-party repo market in the U.S.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $3.1 trillion in 33 separate markets.

•	We serve as trustee and/or paying agent on more than 50,000 debt-related issuances globally.

•
As one of the largest providers of depositary receipts services in the world, we served as depositary for 1,050 sponsored American and global depositary receipt programs at March 31, 2017, acting in partnership with leading companies from 62 countries.

BNY Mellon Investment Services provides business and technology solutions across the investments process to financial institutions, corporations, foundations and endowments, public funds and government agencies.

With NEXEN®, our next generation digital technology ecosystem, we are leading the digital transformation of BNY Mellon and the services we provide to our clients. NEXEN® provides us with many competitive advantages. It is creating internal efficiencies while reducing costs and increasing speed of delivery, enhancing our clients’ experience and driving revenue opportunities as we continue to onboard clients to our new digital platform. We are collaborating with clients and leading financial technology startups, or fintechs, to develop and integrate new solutions and services, and attracting top information technology talent through our Innovation Centers worldwide.

We offer asset servicing, clearing services, issuer services and treasury services to our clients. BNY Mellon’s comprehensive suite of asset servicing solutions includes: global custody, foreign exchange, global fund services, securities finance, investment manager outsourcing, performance and risk analytics, alternative investment services, broker-dealer services, and collateral and liquidity services.

As one of the largest fund accounting providers and a trusted partner, we offer services to ensure the safekeeping of assets in capital markets globally. These services include financial reporting, tax reporting services, calculating and reporting net asset values (“NAV”), computing yields, maintaining brokerage account records, and providing administrative support for U.S. Securities and Exchange Commission and other compliance requirements.

Our alternative investment services and structured products business provides a full range of solutions for alternative investment managers, including prime custody, fund accounting, client and regulatory reporting services. We also support exchange-traded funds and unit investment trusts, providing fund administration, custody, basket creation and dissemination, authorized participant interaction and order processing, among other services.

Securities finance delivers solutions on both an agency and principal basis. The principal finance program supports a diverse group of client segments, including hedge and liquid alternative funds and other institutional clients.

In liquidity services, our market leading portal enables cash investments for institutional clients via money market funds, deposit products, and direct investments in money market securities, and includes fund research and analytics.

Our broker-dealer services business clears and settles equity and fixed-income transactions globally and manages more than $2 trillion in collateral, including tri-party repo collateral, worldwide. As a leader in the U.S. tri-party repo market, BNY Mellon led the way in reducing systemic risk through operational and technology enhancements.

Clearing services, primarily Pershing LLC, an indirect subsidiary of BNY Mellon (“Pershing”) and its affiliates, provides business and technology

18 BNY Mellon

solutions to financial organizations globally, delivering dependable operational support, robust trading services, flexible technology, an expansive array of investment and retirement solutions, practice management support and service excellence.

Our collateral services include collateral management, administration and segregation. We offer innovative solutions, like new collateral types and transaction structures, automation and efficiency, access to global markets, and industry expertise, to help financial institutions and institutional investors mine opportunities from liquidity, financing, risk and balance sheet challenges.

We are a leading provider to the debt capital markets, providing customized and market-driven solutions to investors, bondholders and lenders. Our corporate trust business delivers a full range of issuer and related investor services, including trustee, paying agency, fiduciary, escrow and other financial services.

Our treasury services include customizable solutions and innovative technology that deliver high-quality cash management, payment and trade support for corporate and institutional global treasury needs.

We also provide credit facilities and solutions to support our clients globally.

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

Review of financial results

AUC/A increased 5% compared with March 31, 2016 to a record $30.6 trillion. The increase primarily reflects higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 37% equity securities and 63% fixed income securities at March 31, 2017 compared with 34% equity securities and 66% fixed income securities at March 31, 2016.

Investment services fees increased 4% compared with the first quarter of 2016 and 3% (unannualized) compared with the fourth quarter of 2016, reflecting the following factors:

•
Asset servicing fees (custody, fund services, broker-dealer services, securities finance, collateral and liquidity services) increased 2% compared with the first quarter of 2016 and decreased less than 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects net new business, including growth of collateral optimization solutions, and higher equity market values, partially offset by the unfavorable impact of a stronger U.S. dollar and the impact of downsizing the retail UK transfer agency business.

•
Clearing services fees increased 8% compared with the first quarter of 2016 and 6% (unannualized) compared with the fourth quarter of 2016. Both increases primarily reflect higher money market and mutual fund fees.

•
Issuer services fees (Depositary Receipts and Corporate Trust) increased 2% compared with the first quarter of 2016 and 18% (unannualized) compared with the fourth quarter of 2016. Both increases primarily reflect higher fees in

BNY Mellon 19

Depositary Receipts, partially offset by lower fees in Corporate Trust.

•
Treasury services fees (global payments, trade finance and cash management) increased 8% compared with the first quarter of 2016 and were flat compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher payment volumes, partially offset by higher compensating balance credits provided to clients, which reduces fee revenue and increases net interest revenue.

Market and regulatory trends are driving investable assets toward investments in lower fee asset management products at reduced margins for our clients. These dynamics are also negatively impacting our investment services fees. However, at the same time, these trends are also providing additional outsourcing opportunities as clients and other market participants seek to comply with new regulations and reduce their operating costs.

Foreign exchange and other trading revenue decreased 9% compared with the first quarter of 2016 and 3% (unannualized) compared with the fourth quarter of 2016. Both decreases primarily reflect lower volatility. The decrease compared with the first quarter of 2016 also reflects the migration to lower margin products.

Other revenue increased 3% compared with the first quarter of 2016 and 1% compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher payments from Investment Management related to higher money market fees, and higher financing-related fees, partially offset by certain fees paid to introducing brokers.

Net interest revenue increased 4% compared with the first quarter of 2016 and decreased 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects the impact of the higher interest rates, partially offset by lower deposits. The decrease compared with the fourth quarter of 2016 primarily reflects lower deposits and loans as well as fewer days in the first quarter of 2017, partially offset by higher short-term rates.

Noninterest expense, excluding amortization of intangible assets, increased 2% compared with the first quarter of 2016 and 1% (unannualized) compared with the fourth quarter of 2016. The increase compared with the first quarter of 2016 primarily reflects higher expense from regulatory and compliance costs, additional technology investments and higher staff expenses, offset by lower litigation expense and the favorable impact of a stronger U.S. dollar. The increase compared with the fourth quarter of 2016 primarily reflects higher incentive expense, partially offset by lower severance and other general expenses.

Other segment

(in millions)	1Q17	4Q16	3Q16	2Q16	1Q16
Revenue:
Fee and other revenue	$72	$42	$100	$95	$129
Net interest (expense) revenue	(1)	38	(23)	(5)	4
Total revenue	71	80	77	90	133
Provision for credit losses	(8)	1	(20)	(3)	(3)
Noninterest expense (ex. M&I and restructuring charges (recoveries))	106	108	88	53	141
M&I and restructuring charges (recoveries)	1	2	—	3	(1)
Total noninterest expense	107	110	88	56	140
(Loss) income before taxes	$(28)	$(31)	$9	$37	$(4)
(Loss) income before taxes (ex. M&I and restructuring charges (recoveries)) – Non-GAAP	$(27)	$(29)	$9	$40	$(5)

Average loans and leases	$1,341	$2,142	$1,941	$1,703	$1,917

20 BNY Mellon

See page 26 of our 2016 Annual Report for additional information on the Other segment.

Review of financial results

Total fee and other revenue decreased $57 million compared with the first quarter of 2016 and increased $30 million compared with the fourth quarter of 2016. Both comparisons primarily reflect the net gain related to an equity investment, the impact of interest rate hedging activities and lower other income due to increased investments in renewable energy. The decrease compared with the first quarter of 2016 also reflects lower lease-related gains. The increase compared with the fourth quarter of 2016 was partially offset by lower income from corporate/bank-owned life insurance.

Net interest revenue decreased $5 million compared with the first quarter of 2016 and $39 million compared with the fourth quarter of 2016. The decrease compared with the first quarter of 2016 was primarily driven by the impact of interest rate hedging activities. The decrease compared with the fourth quarter of 2016 reflects the impact of interest rate hedging activities and the premium amortization adjustment recorded in the fourth quarter of 2016 which combined reduced net interest revenue by approximately $43 million.

Noninterest expense, excluding M&I and restructuring charges (recoveries), decreased $35 million compared with the first quarter of 2016 and decreased $2 million compared with the fourth quarter of 2016. The decrease compared with the first quarter of 2016 primarily reflects lower incentive expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2016 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2016 Annual Report, pages 29 - 31.
Fair value of financial instruments and derivatives	2016 Annual Report, pages 31 - 32.
OTTI	2016 Annual Report, page 33.
Goodwill and other intangibles	2016 Annual Report, pages 33 - 34.
Pension accounting	2016 Annual Report, pages 34 - 36.

Consolidated balance sheet review

One of our key risk management objectives is to maintain a balance sheet that remains strong throughout market cycles to meet the expectations of our major stakeholders, including our shareholders, clients, creditors and regulators.

We also seek to ensure that the overall liquidity risk, including intra-day liquidity risk, that we undertake stays within our risk appetite. In managing the balance sheet, appropriate consideration is given to balancing the competing needs to maintain sufficient levels of liquidity and complying with applicable regulations and supervisory expectations while optimizing profitability. The objective of our balance sheet management strategy is to maintain a balance sheet that is characterized by strong liquidity and asset quality, ready access to external funding sources at competitive rates and a strong capital structure that supports our risk-taking activities and that is adequate to absorb potential losses.

At March 31, 2017, total assets were $338 billion compared with $333 billion at Dec. 31, 2016. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower loans. Deposits totaled $221 billion at both March 31, 2017 and Dec. 31, 2016. At March 31, 2017, total interest-bearing deposits were 50% of total interest-earning assets, compared with 51% at Dec. 31, 2016.

At March 31, 2017, we had $40 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $71 billion of cash (including $65 billion of overnight deposits with the Federal Reserve and other central banks) for a total of
BNY Mellon 21

$111 billion of available funds. This compares with available funds of $104 billion at Dec. 31, 2016. Total available funds as a percentage of total assets were 33% at March 31, 2017 compared with 31% at Dec. 31, 2016. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Investment securities were $115.8 billion, or 34% of total assets, at March 31, 2017, compared with $114.7 billion, or 34% of total assets, at Dec. 31, 2016. For additional information on our investment securities portfolio, see “Investment securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $60.9 billion, or 18% of total assets, at March 31, 2017, compared with $64.5 billion, or 19% of total assets, at Dec. 31, 2016. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $26.3 billion at March 31, 2017 and $24.5 billion at Dec. 31, 2016. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $39.1 billion from $38.8 billion at Dec. 31, 2016. For additional information on our capital, see “Capital.”

Country risk exposure

We have exposure to certain countries and territories with higher risk profiles. Exposure described below reflects the country of operations and risk of the immediate counterparty. We continue to monitor our exposure to these and other countries as part of our Risk Management process. See “Risk management” in our 2016 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure.

Italy, Spain, Portugal and Greece

Over the past several years, there have been concerns about European sovereign debt and its impact on the European banking system, as a number of European countries, including Italy, Spain, Portugal and Greece, experienced credit deterioration. We had net exposure of $1.2 billion to Italy and $1.9 billion to Spain at March 31, 2017. We had net exposure of $1.2 billion to Italy and $2.0 billion to Spain at Dec. 31, 2016. At both March 31, 2017 and Dec. 31, 2016, exposure to Italy and Spain primarily consisted of investment grade sovereign debt. Investment securities exposure totaled $1.2 billion in Italy and $1.8 billion in Spain at March 31, 2017 and $1.1 billion in Italy and $1.8 billion in Spain at Dec. 31, 2016. At March 31, 2017 and Dec. 31, 2016, we had exposure to Portugal of $4 million and $2 million, respectively. At both March 31, 2017 and Dec. 31, 2016, BNY Mellon had exposure of less than $1 million to Greece.

Brazil

Current conditions in Brazil have resulted in increased focus on its economic and political stability. We have operations in Brazil providing investment services and investment management services. In addition, at March 31, 2017 and Dec. 31, 2016, we had total net exposure to Brazil of $1.4 billion and $1.3 billion, respectively. This included $1.3 billion at both periods, in loans, which are primarily short-term trade finance loans extended to large financial institutions. At March 31, 2017 and Dec. 31, 2016, we held $140 million and $73 million, respectively, of noninvestment grade sovereign debt.

Other countries and territories

Events in recent years have resulted in increased focus on exposures to Turkey, Russia and Puerto Rico. Related to Turkey, we mainly provide treasury and issuer services, as well as foreign exchange products primarily to the top-10 largest financial institutions in the country. As of March 31, 2017 and Dec. 31, 2016, our exposure totaled $735 million and $713 million, respectively, consisting primarily of syndicated credit facilities and trade finance loans. At March 31, 2017 and Dec. 31, 2016, our exposure to Russia was $54 million and $79 million, respectively. Related to Puerto Rico, BNY Mellon had $23 million of securities held in the trading account measured at fair value at March 31, 2017 as well as margin loan exposure that was collateralized with a concentration of Puerto Rican securities. The margin loan exposure was approximately $30 million and $45 million, at March 31, 2017 and Dec. 31, 2016, respectively.

22 BNY Mellon

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information can indicate the degree of credit risk to which we are exposed.

Significant changes in ratings classifications for our investment securities portfolio could indicate increased credit risk for us and could be accompanied by a reduction in the fair value of our investment securities portfolio.

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio (dollars in millions)	Dec. 31, 2016		1Q17 change in unrealized gain (loss)	March 31, 2017			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$47,715		$71	$48,044	$47,680		99%	$(364)		100%	—%	—%	—%	—%
U.S. Treasury	25,244		107	26,288	26,149		99	(139)		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	14,373		(55)	13,726	13,885		101	159		74	5	21	—	—
Non-agency RMBS (c)	1,357		5	1,016	1,298		81	282		—	1	2	87	10
Non-agency RMBS	718		2	648	670		95	22		8	4	14	73	1
European floating rate notes (d)	706		3	647	639		98	(8)		67	24	9	—	—
Commercial MBS	8,037		26	8,839	8,796		100	(43)		98	2	—	—	—
State and political subdivisions	3,396		25	3,312	3,322		100	10		80	17	—	—	3
Foreign covered bonds (e)	2,216		1	2,127	2,144		101	17		100	—	—	—	—
Corporate bonds	1,396		—	1,361	1,366		100	5		18	68	14	—	—
CLOs	2,598		3	2,561	2,569		100	8		100	—	—	—	—
U.S. government agencies	1,964		5	1,971	1,985		101	14		100	—	—	—	—
Consumer ABS	1,727		4	1,454	1,456		100	2		90	3	6	1	—
Other (f)	2,833		1	3,541	3,553		100	12		77	—	20	—	3
Total investment securities	$114,280	(g)	$198	$115,535	$115,512	(g)	99%	$(23)	(g)(h)	92%	2%	4%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain and the Netherlands.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancements, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS and commercial MBS. Primarily consists of exposure to UK and the Netherlands.

(e)	Primarily consists of exposure to Canada, Norway, the Netherlands and UK.

(f)
Includes commercial paper with a fair value of $401 million and $701 million and money market funds with a fair value of $842 million and $853 million at Dec. 31, 2016 and March 31, 2017, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $211 million at Dec. 31, 2016 and $134 million at March 31, 2017.

(h)	Unrealized gains of $165 million at March 31, 2017 related to available-for-sale securities, net of hedges.

The fair value of our total investment securities portfolio was $115.5 billion at March 31, 2017, compared with $114.3 billion at Dec. 31, 2016. The higher level of securities primarily reflects increases in U.S. Treasury and commercial MBS securities, partially offset by a decrease in sovereign debt/ sovereign guaranteed.

At March 31, 2017, the total investment securities portfolio had a net unrealized pre-tax loss of $23 million compared with $221 million at Dec. 31, 2016, including the impact of related hedges. The improvement in the net unrealized pre-tax loss was primarily driven by a decrease in market interest rates.

The unrealized gain net of tax on our available-for-sale investment securities portfolio included in accumulated other comprehensive income was $131 million at March 31, 2017, compared with $45 million at Dec. 31, 2016.

At March 31, 2017, 92% of the securities in our portfolio were rated AAA/AA- compared with 93% at Dec. 31, 2016.

We routinely test our investment securities for OTTI. See “Critical accounting estimates” for additional information regarding OTTI.

BNY Mellon 23

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	1Q17	4Q16	3Q16	2Q16	1Q16
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,058	$2,188	$2,267	$2,251	$2,233
Estimated average life remaining at period end (in years)	4.9	4.9	4.5	4.4	4.5
Amortization	$138	$146	$163	$169	$163
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$299	$315	$331	$342	$325
Estimated average life remaining at period end (in years)	6.2	6.2	5.9	5.9	6.0
Accretion	$25	$25	$24	$26	$27

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains by type.

Net securities gains (losses)
(in millions)	1Q17	4Q16	1Q16
Agency RMBS	$1	$—	$8
Non-agency RMBS	(1)	7	(2)
Other	10	3	14
Total net securities gains	$10	$10	$20

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2017, this analysis resulted in other-than-temporary credit losses of $1 million primarily in our non-agency RMBS portfolio. At March 31, 2017, if we were to increase or decrease each of our projected loss severity and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolio, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the

Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2017. The unrealized loss on these securities was $8 million at March 31, 2017, compared with $11 million at Dec. 31, 2016.

European floating rate notes at March 31, 2017 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$288	$56	$344
The Netherlands	238	—	238
Ireland	57	—	57
Total fair value	$583	$56	$639

(a)	Sixty-seven percent of these securities are in the AAA to AA- ratings category.

See Note 14 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

24 BNY Mellon

Loans

Total exposure – consolidated	March 31, 2017			Dec. 31, 2016
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$13.3	$33.4	$46.7	$14.7	$33.7	$48.4
Commercial	2.9	17.3	20.2	2.6	17.5	20.1
Subtotal institutional	16.2	50.7	66.9	17.3	51.2	68.5
Wealth management loans and mortgages	16.0	1.2	17.2	15.6	1.3	16.9
Commercial real estate	4.7	3.6	8.3	4.7	3.2	7.9
Lease financings	1.6	—	1.6	1.7	—	1.7
Other residential mortgages	0.8	—	0.8	0.9	—	0.9
Overdrafts	4.3	—	4.3	5.5	—	5.5
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	44.8	55.5	100.3	46.9	55.7	102.6
Margin loans	16.1	—	16.1	17.6	0.1	17.7
Total	$60.9	$55.5	$116.4	$64.5	$55.8	$120.3

At March 31, 2017, total exposures were $116.4 billion, a decrease of 3% compared with Dec. 31, 2016. The decrease in total exposure primarily reflects lower exposure to financial institutions and lower margin loans, partially offset by higher unfunded commitments in the commercial real estate portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total exposure at both March 31, 2017 and Dec. 31, 2016. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2017					Dec. 31, 2016
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.1	$19.3	$22.4	99%	99%	$3.8	$19.2	$23.0
Banks	7.2	1.9	9.1	70	95	7.9	2.0	9.9
Asset managers	1.6	6.2	7.8	99	83	1.5	6.2	7.7
Insurance	0.1	3.5	3.6	99	17	0.1	3.8	3.9
Government	0.1	0.9	1.0	91	41	0.1	0.9	1.0
Other	1.2	1.6	2.8	97	38	1.3	1.6	2.9
Total	$13.3	$33.4	$46.7	93%	85%	$14.7	$33.7	$48.4

The financial institutions portfolio exposure was $46.7 billion at March 31, 2017, compared with $48.4 billion at Dec. 31, 2016. The decrease primarily reflects lower exposure in the banks, securities industry and insurance portfolios.

Financial institution exposures are high-quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2017. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 85% expire within one year and 22% expire within 90 days. In addition, 80% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit

BNY Mellon 25

rating assigned to the counterparty or the underlying collateral.

At March 31, 2017, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $18.7 billion and was primarily included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 95% due in less than one year. The investment grade percentage of our bank exposure was 70% at March 31, 2017, compared with 69% at Dec. 31, 2016.

The asset manager portfolio exposures are high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2017. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2017					Dec. 31, 2016
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.4	$6.6	$8.0	96%	14%	$1.1	$6.7	$7.8
Energy and utilities	0.5	4.7	5.2	95	10	0.6	4.7	5.3
Services and other	0.7	4.2	4.9	94	26	0.6	4.3	4.9
Media and telecom	0.3	1.8	2.1	96	8	0.3	1.8	2.1
Total	$2.9	$17.3	$20.2	95%	15%	$2.6	$17.5	$20.1

The commercial portfolio exposure increased slightly to $20.2 billion at March 31, 2017, from $20.1 billion at Dec. 31, 2016, primarily reflecting an increase in total exposure in the manufacturing portfolio, partially offset by a decrease in exposure to the energy and utilities portfolio.

Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio. The remaining exposure in the energy and utilities portfolio, which includes exposure to refining, integrated companies, exploration and production companies and pipelines, was 76% investment grade at both March 31, 2017 and Dec. 31, 2016.

The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016

Financial institutions	93%	92%	93%	92%	93%
Commercial	95%	94%	94%	94%	93%

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 95% of our commercial portfolio rated as investment grade at March 31, 2017.

Wealth management loans and mortgages

Our wealth management exposure was $17.2 billion at March 31, 2017, compared with $16.9 billion at Dec. 31, 2016. Wealth management loans and mortgages primarily consist of loans to high net worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2017.

At March 31, 2017, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 19%; Massachusetts - 12%; Florida - 7%; and other - 38%.

26 BNY Mellon

Commercial real estate

Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $8.3 billion at March 31, 2017, compared with $7.9 billion at Dec. 31, 2016.

At March 31, 2017, 58% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 48% secured by residential buildings, 34% secured by office buildings, 12% secured by retail properties and 6% secured by other categories. Approximately 94% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At March 31, 2017, our commercial real estate portfolio consists of the following concentrations: New York metro - 41%; REITs and real estate operating companies - 40%; and other - 19%.

Lease financings

The leasing portfolio exposure totaled $1.6 billion at March 31, 2017, compared with $1.7 billion at Dec. 31, 2016. At March 31, 2017, approximately 93% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

At March 31, 2017, the lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $817 million at March 31, 2017 and $854 million at Dec. 31, 2016. Included in this portfolio at March 31, 2017 are $208 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2017, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 14% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans include $5.3 billion at March 31, 2017 and $6.3 billion at Dec. 31, 2016 related to a term loan program that offers fully collateralized loans to broker-dealers.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

BNY Mellon 27

Allowance for credit losses activity	March 31, 2017	Dec. 31, 2016	March 31, 2016
(dollar amounts in millions)
Margin loans	$16,149	$17,590	$18,818
Non-margin loans	44,719	46,868	42,421
Total loans	$60,868	$64,458	$61,239
Beginning balance of allowance for credit losses	$281	$274	$275
Provision for credit losses	(5)	7	10
Net recoveries (charge-offs):
Other residential mortgages	—	—	2
Net recoveries (charge-offs)	—	—	2
Ending balance of allowance for credit losses	$276	$281	$287
Allowance for loan losses	$164	$169	$162
Allowance for lending-related commitments	112	112	125
Allowance for loan losses as a percentage of total loans	0.27%	0.26%	0.26%
Allowance for loan losses as a percentage of non-margin loans	0.37	0.36	0.38
Total allowance for credit losses as a percentage of total loans	0.45	0.44	0.47
Total allowance for credit losses as a percentage of non-margin loans	0.62	0.60	0.68

There were no net charge-offs in the first quarter of 2017 or fourth quarter of 2016. Net recoveries were $2 million in the first quarter of 2016.

The provision for credit losses was a credit of $5 million in the first quarter of 2017, a provision of $7 million in the fourth quarter of 2016 and a provision of $10 million in the first quarter of 2016.

The total allowance for credit losses was $276 million at March 31, 2017, $281 million at Dec. 31, 2016 and $287 million at March 31, 2016. The ratio of the total allowance for credit losses to non-margin loans was 0.62% at March 31, 2017, 0.60% at Dec. 31, 2016 and 0.68% at March 31, 2016. The ratio of the allowance for loan losses to non-margin loans was 0.37% at March 31, 2017, 0.36% at Dec. 31, 2016 and 0.38% at March 31, 2016.

We had $16.1 billion of secured margin loans on our balance sheet at March 31, 2017 compared with $17.6 billion at Dec. 31, 2016 and $18.8 billion at March 31, 2016. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. For additional information on this process, see “Critical accounting estimates” in our 2016 Annual Report.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2016 Annual Report, we have allocated our allowance for credit losses as follows.

Allocation of allowance	March 31, 2017	Dec. 31, 2016	March 31, 2016

Commercial	30%	29%	31%
Commercial real estate	27	26	22
Foreign	13	13	13
Other residential mortgages	9	10	11
Wealth management (a)	9	8	6
Financial institutions	8	9	11
Lease financing	4	5	6
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $66 million, while if each credit were rated one grade worse, the allowance would have increased by $108 million. Similarly, if the loss given default were one rating worse, the

28 BNY Mellon

allowance would have increased by $44 million, while if the loss given default were one rating better, the allowance would have decreased by $29 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets	March 31, 2017	Dec. 31, 2016
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$88	$91
Wealth management loans and mortgages	10	8
Lease financings	—	4
Total nonperforming loans	98	103
Other assets owned	9	4
Total nonperforming assets	$107	$107
Nonperforming assets ratio	0.18%	0.17%
Nonperforming assets ratio, excluding margin loans	0.24	0.23
Allowance for loan losses/ nonperforming loans	167.3	164.1
Allowance for loan losses/ nonperforming assets	153.3	157.9
Total allowance for credit losses/nonperforming loans	281.6	272.8
Total allowance for credit losses/nonperforming assets	257.9	262.6

Nonperforming assets activity	March 31, 2017	Dec. 31, 2016
(in millions)
Balance at beginning of quarter	$107	$109
Additions	9	4
Return to accrual status	(4)	—
Charge-offs	(1)	—
Paydowns/sales	(4)	(6)
Balance at end of quarter	$107	$107

Nonperforming assets were $107 million at March 31, 2017, unchanged compared with Dec. 31, 2016.

The nonperforming assets ratio was 0.18% at March 31, 2017 and 0.17% at Dec. 31, 2016. The ratio of the allowance for loan losses to nonperforming loans was 167.3% at March 31, 2017 and 164.1% at Dec. 31, 2016. The ratio of the total allowance for credit losses to nonperforming loans was 281.6% at March 31, 2017 and 272.8% at Dec. 31, 2016.

Deposits

Total deposits were $221.3 billion at March 31, 2017, a decrease of less than 1% compared with $221.5 billion at Dec. 31, 2016. The decrease in deposits primarily reflects lower interest-bearing deposits in U.S. and Non-U.S. offices, partially offset by higher noninterest-bearing deposits.

Noninterest-bearing deposits were $79.8 billion at March 31, 2017 compared with $78.3 billion at Dec. 31, 2016. Interest-bearing deposits were $141.5 billion at March 31, 2017 compared with $143.2 billion at Dec. 31, 2016.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Maximum month-end balance during the quarter	$18,703	$12,418	$25,995
Average daily balance	$18,995	$11,567	$18,689
Weighted-average rate during the quarter	0.51%	0.30%	0.20%
Ending balance	$11,149	$9,989	$14,803
Weighted-average rate at period end	0.53%	0.38%	0.17%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from changes in overnight borrowing opportunities. The increase in the weighted-average rates, compared with prior periods, primarily reflects increases in the Fed Funds effective rate.

BNY Mellon 29

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Maximum month-end balance during the quarter	$21,306	$21,082	$22,327
Average daily balance (a)	$20,840	$20,978	$21,864
Weighted-average rate during the quarter (a)	0.16%	0.07%	0.09%
Ending balance	$21,306	$20,987	$22,008
Weighted-average rate at period end	0.18%	0.09%	0.09%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $18,961 million in the first quarter of 2017, $17,091 million in the fourth quarter of 2016 and $16,801 million in the first quarter of 2016.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Maximum month-end balance during the quarter	$2,642	$1,239	$—
Average daily balance	$2,164	$383	$22
Weighted-average rate during the quarter	0.88%	0.34%	0.33%
Ending balance	$2,543	$—	$—
Weighted-average rate at period end	0.93%	—%	—%

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. Increases in the balances of commercial paper between periods resulted from increased issuances as we manage our overall liquidity. The increase in the weighted-average rates, compared with prior periods, primarily reflects increases in the Fed Funds effective rate and the issuance of higher-yielding term commercial paper.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Maximum month-end balance during the quarter	$1,173	$1,280	$828
Average daily balance	$822	$903	$759
Weighted-average rate during the quarter	0.98%	0.95%	0.97%
Ending balance	$1,022	$754	$828
Weighted-average rate at period end	1.30%	0.89%	1.08%

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

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to rollover or issue new debt, especially during periods of market stress and in order to meet its short-term (up to one year) obligations. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows without adversely affecting daily operations or our financial condition. Liquidity risk can arise from cash flow mismatches, market constraints from the inability to convert assets to cash, the inability to raise cash in the markets, deposit run-off or contingent liquidity events. We also manage liquidity risks on an intra-day basis, in a manner designed to ensure that we can access required funds during the business day to make payments or settle immediate obligations, often in real time. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand at each quarter-end to cover forecasted debt

30 BNY Mellon

redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of March 31, 2017, the Parent was in compliance with this policy. For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2016 Annual Report. Our overall approach to liquidity management is further described in “Liquidity and dividends” in our 2016 Annual Report.

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The following table presents our total available funds including liquid funds at period end and on an average basis.

Available and liquid funds	March 31, 2017	Dec. 31, 2016	Average
(in millions)			1Q17	4Q16	1Q16
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$14,554	$15,086	$14,714	$15,447	$14,909
Federal funds sold and securities purchased under resale agreements	25,776	25,801	25,312	27,233	23,623
Total liquid funds	40,330	40,887	40,026	42,680	38,532
Cash and due from banks	5,366	4,822	5,097	5,017	3,879
Interest-bearing deposits with the Federal Reserve and other central banks	65,086	58,041	66,043	61,672	89,092
Total available funds	$110,782	$103,750	$111,166	$109,369	$131,503
Total available funds as a percentage of total assets	33%	31%	33%	32%	36%

At March 31, 2017, we had $40 billion of liquid funds, compared with $41 billion at Dec. 31, 2016. Of the $40 billion in liquid funds held at March 31, 2017, $15 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 25 days. Of the $15 billion, $3 billion was placed with banks in the Eurozone.

Total available funds totaled $111 billion at March 31, 2017, compared with $104 billion at Dec. 31, 2016. The increase was primarily due to an increase in interest-bearing deposits with the Federal Reserve and other central banks.

On an average basis for the three months ended March 31, 2017 and the three months ended March 31, 2016, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $30.4 billion and $27.4 billion, respectively. The increase primarily reflects an increase in commercial paper.

Average foreign deposits, primarily from our European-based Investment Services business, were $90.4 billion for the three months ended March 31, 2017, compared with $109.9 billion for the three months ended March 31, 2016. Domestic savings, interest-bearing demand and time deposits averaged $41.9 billion for the three months ended March 31, 2017 and $44.8 billion for the three months ended March 31, 2016. The decrease primarily reflects a decrease in time deposits, partially offset by an increase in demand deposits.

Average payables to customers and broker-dealers were $19.0 billion for the three months ended March 31, 2017 and $16.8 billion for the three months ended March 31, 2016. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Long-term debt averaged $25.9 billion for the three months ended March 31, 2017 and $21.6 billion for the three months ended March 31, 2016.

Average noninterest-bearing deposits decreased to $73.6 billion for the three months ended March 31, 2017 from $82.9 billion for the three months ended March 31, 2016, reflecting a decrease in client deposits.

A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

BNY Mellon 31

Sources of liquidity

In connection with our single point of entry resolution strategy, we have established the IHC to facilitate the provision of capital and liquidity resources to certain key subsidiaries in the event of material financial distress or failure. In the second quarter of 2017, we entered into a binding support agreement that required the IHC to provide that support. The support agreement required the Parent to transfer its intercompany loans and most of its cash to the IHC, and requires the Parent to continue to transfer cash and other liquid financial assets to the IHC, subject to certain amounts retained by the Parent to meet its near-term cash needs. The Parent’s and the IHC’s obligations under the support agreement are secured. In connection with the initial transfer, the IHC issued unsecured subordinated funding notes to the Parent. The IHC has also provided the Parent with a committed line of credit that allows the Parent to draw funds necessary to service near-term obligations. As a result, during business-as-usual circumstances, the Parent is expected to continue to have access to the funds necessary to pay dividends, repurchase common stock, service its debt, and satisfy its other obligations. If our projected liquidity resources deteriorate so severely that resolution of the

Parent becomes imminent, the committed line of credit will automatically terminate, with all amounts outstanding becoming due and payable, and the support agreement will require the Parent to transfer most of its remaining assets (other than stock in subsidiaries and a cash reserve to fund bankruptcy expenses) to the IHC. As a result, during a period of severe financial stress the Parent might commence bankruptcy proceedings at an earlier time than it otherwise would if the support agreement had not been implemented. See “Supervision and Regulation - Recovery and Resolution” in our 2016 Annual Report and “Risk Factors” in this Form 10-Q for additional information.

The Parent’s three major sources of liquidity are cash on hand and cash otherwise made readily available to the Parent through a committed credit facility with the IHC, access to the debt and equity markets and dividends from its subsidiaries.

The Parent had cash of $9.1 billion at March 31, 2017, compared with $8.7 billion at Dec. 31, 2016, an increase of $337 million primarily reflecting the issuance of long-term debt, partially offset by common stock repurchases, the redemption of the trust preferred securities and dividends paid.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2017
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
NR - Not rated.

32 BNY Mellon

Long-term debt totaled $26.3 billion at March 31, 2017 and $24.5 billion at Dec. 31, 2016. The increase reflects issuances of $2.25 billion, partially offset by the redemption of the trust preferred securities. The Parent has $750 million of long-term debt that will mature in the remainder of 2017.

All outstanding trust preferred securities issued by Mellon Capital III were redeemed on March 20, 2017. The redemption price for the trust preferred securities was equal to the par value plus interest accrued up to and excluding the redemption date. For additional information on our trust preferred securities, see Note 11 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 364 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper borrowings were $2.2 billion in the first quarter of 2017 and $22 million in the first quarter of 2016. Commercial paper outstanding was $2.5 billion at March 31, 2017. There was no commercial paper outstanding at Dec. 31, 2016.

Subsequent to March 31, 2017, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $5.1 billion, without the need for a regulatory waiver. The Bank of New York Mellon, our primary subsidiary, may choose to resume paying regular dividends to the Parent as early as the second quarter of 2017. In addition, at March 31, 2017, non-bank subsidiaries of the Parent had liquid assets of approximately $1.3 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 17 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

Pershing has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. There were no borrowings under these lines in the first quarter of 2017. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent.

Average borrowings under these lines were $2 million, in aggregate, in the first quarter of 2017.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposits and government securities), the Company’s cash generating fee-based business model, with fees representing approximately 80% of revenue, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 121.7% at March 31, 2017 and 119.1% at Dec. 31, 2016, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in, and loans to, its subsidiaries.

In February 2017, a quarterly cash dividend was paid to common shareholders of $0.19 per common share. Our common stock dividend payout ratio was 23% for the first three months of 2017. The Federal Reserve’s instructions for the 2017 Comprehensive Capital Analysis and Review (“CCAR”) provided that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income would receive particularly close scrutiny.

In the first quarter of 2017, we repurchased 19 million common shares at an average price of $45.90 per common share for a total cost of $879 million.

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a

BNY Mellon 33

hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the consolidated HQLA at March 31, 2017 and the average for the first quarter of 2017, and the average LCR for the first quarter of 2017.

Consolidated HQLA and LCR	March 31, 2017
(in billions)
Securities (a)	$105
Cash (b)	59
Total consolidated HQLA (c)	$164

Total consolidated HQLA - average (c)	$159
Average LCR	117%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $130 billion at March 31, 2017 and averaged $124 billion for the first quarter of 2017.

The U.S. LCR rules became fully phased-in on Jan. 1, 2017 and require BNY Mellon and our affected domestic bank subsidiaries to meet an LCR of at least 100%. The LCR for BNY Mellon and our domestic bank subsidiaries was compliant with the fully phased-in requirements of the U.S. LCR as of March 31, 2017.

For additional information on the LCR, see “Supervision and Regulation - Liquidity Standards - Basel III and U.S. Rules and Proposals” in our 2016 Annual Report.

We also perform liquidity stress tests to evaluate whether the Company maintains sufficient liquidity resources under multiple stress scenarios. Stress tests are based on scenarios that measure liquidity risks under unlikely but plausible conditions. We perform these tests under various time horizons ranging from one day to one year in a base case, as well as supplemental tests to determine whether the Company’s liquidity is sufficient for severe market events and firm-specific events. Under our scenario testing program, the results of the tests indicate that the Company has sufficient liquidity.

Beginning on Jan. 1, 2015, Bank Holding Companies (“BHCs”) with total consolidated assets of $50 billion or more were subject to the Federal Reserve’s

Enhanced Prudential Standards, which include liquidity standards, described under “Supervision and Regulation - Enhanced Prudential Standards and Large Exposures” in our 2016 Annual Report. BNY Mellon has taken actions to comply with these standards, including the adoption of various liquidity risk management standards and maintenance of a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing.

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

Cash used for operating activities was $1.2 billion in the three months ended March 31, 2017, compared with cash provided by operating activities of $1.8 billion in the three months ended March 31, 2016. In the three months ended March 31, 2017, cash flows for operations were principally the result of changes in accruals and other and changes in trading activities, partially offset by earnings. In the three months ended March 31, 2016, cash flows from operations were principally the result of changes in trading activities and earnings, partially offset by changes in accruals and other balances.

Cash used for investing activities was $2.3 billion in the three months ended March 31, 2017, compared with cash provided by investing activities of $20.1 billion in the three months ended March 31, 2016. In the three months ended March 31, 2017, an increase in interest-bearing deposits with the Federal Reserve and other central banks was a significant use of funds, partially offset by net changes in loans. In the three months ended March 31, 2016, a decrease in interest-bearing deposits with the Federal Reserve and other central banks, sales, paydowns and maturities of securities and net changes in loans were significant sources of funds, partially offset by purchases of securities and an increase in federal funds sold and securities purchased under resale agreements.

34 BNY Mellon

Cash provided by financing activities was $4.0 billion in the three months ended March 31, 2017, compared with cash used for financing activities of $24.5 billion in the three months ended March 31, 2016. In the three months ended March 31, 2017, changes in commercial paper and net proceeds from the issuance of long-term debt were significant sources of funds, partially offset by changes in deposits. In the three months ended March 31, 2016, a decrease in deposits, the repayment of long-term debt and common stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2017	Dec. 31, 2016
Average common equity to average assets	10.4%	10.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.6%	11.6%
BNY Mellon common shareholders’ equity to total assets ratio	10.5%	10.6%
Total BNY Mellon shareholders’ equity	$39,138	$38,811
Total BNY Mellon common shareholders’ equity	$35,596	$35,269
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,310	$16,957
Book value per common share (a)	$34.23	$33.67
Tangible book value per common share – Non-GAAP (a)	$16.65	$16.19
Closing stock price per common share	$47.23	$47.38
Market capitalization	$49,113	$49,630
Common shares outstanding	1,039,877	1,047,488

Cash dividends per common share	$0.19	$0.19
Common dividend payout ratio	23%	25%
Common dividend yield	1.6%	1.6%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $39.1 billion at March 31, 2017 from $38.8 billion at Dec. 31, 2016. The increase primarily reflects earnings, approximately $290 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, foreign currency translation adjustments and the unrealized gain in our investment securities portfolio, partially offset by share repurchases and dividends.

The unrealized gain, net of tax, on our investment securities portfolio recorded in accumulated other comprehensive income was $131 million at March 31, 2017, compared with $45 million at Dec. 31, 2016. The increase in the unrealized gain, net of tax, was primarily driven by a decrease in market interest rates.

In the first quarter of 2017, we repurchased 19 million common shares at an average price of $45.90 per common share for a total cost of $879 million.

On April 20, 2017, The Bank of New York Mellon Corporation declared a quarterly cash dividend on common stock of $0.19 per share. This cash dividend is payable on May 12, 2017 to shareholders of record as of the close of business on May 2, 2017.

We submitted our 2017 capital plan in connection with the CCAR on April 5, 2017. The Federal Reserve has indicated that it expects to publish its objection or non-objection to the capital plan and proposed capital actions, such as dividend payments and share repurchases, in June 2017.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.”

BNY Mellon 35

As of March 31, 2017 and Dec. 31, 2016, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.”

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation - Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors - Operational Risk - Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition” in our 2016 Annual Report.

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

The U.S. banking agencies’ capital rules have been based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2016 Annual Report. BNY Mellon is subject to the U.S. capital rules, which are being gradually phased-in over a multi-year period through 2018.

Our estimated CET1 and SLR ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. Our risk-based capital adequacy is determined using the higher of risk-weighted assets (“RWAs”) determined using the Advanced Approach and Standardized Approach.

The transitional capital ratios for March 31, 2017 included in the following table were negatively impacted by the additional phase-in requirements that became effective on Jan. 1, 2017.

36 BNY Mellon

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2017
	Well capitalized		Minimum required		Capital ratios	Dec. 31, 2016
				(a)
Consolidated regulatory capital ratios: (b)
Standardized:
CET1 ratio	N/A	(c)	6.5%		12.0%	12.3%
Tier 1 capital ratio	6%		8		14.4	14.5
Total (Tier 1 plus Tier 2) capital ratio	10		10		14.9	15.2
Advanced:
CET1 ratio	N/A	(c)	6.5%		10.4%	10.6%
Tier 1 capital ratio	6%		8		12.5	12.6
Total (Tier 1 plus Tier 2) capital ratio	10		10		12.8	13.0
Leverage capital ratio (b)	N/A	(c)	4		6.6	6.6
SLR (d)	5	(c)(e)	3		6.1	6.0

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (c)
Estimated CET1 ratio:
Standardized Approach	8.5%	(e)	6.5%		11.5%	11.3%
Advanced Approach	8.5	(e)	6.5		10.0	9.7
Estimated SLR (d)	5	(e)	3		5.9	5.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced:
CET1 ratio	6.5%		5.75%		13.9%	13.6%
Tier 1 capital ratio	8		7.25		14.2	13.9
Total (Tier 1 plus Tier 2) capital ratio	10		9.25		14.6	14.2
Leverage capital ratio	5		4		7.6	7.2
SLR (d)	6		3		6.9	6.5

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated SLR (d)	6%		3%		6.6%	6.1%

(a)	Minimum requirements for March 31, 2017 include Basel III minimum thresholds plus currently applicable buffers.

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

(e)
Fully phased-in Basel III minimum with expected buffers. See page 39 for the capital ratios with the phase-in of the capital conservation buffer and the U.S. G-SIB surcharge, as well as the introduction of the SLR buffer.

Our CET1 ratio determined under the Advanced Approach was 10.4% at March 31, 2017 and 10.6% at Dec. 31, 2016. The decrease reflects the additional phase-in requirements under the U.S. capital rules that became effective Jan. 1, 2017, partially offset by increased capital and lower RWAs.

Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 10.0% at March 31, 2017 and 9.7% at Dec. 31, 2016. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.5% at March 31, 2017 and 11.3% at Dec. 31, 2016.

The estimated fully phased-in SLR (Non-GAAP) of 5.9% at March 31, 2017 and 5.6% at Dec. 31, 2016 was based on our interpretation of the U.S. capital rules, as supplemented by the Federal Reserve’s final rules on the SLR. BNY Mellon will be subjected to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR of 3%. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.”

For additional information on the U.S. capital rules, see “Supervision and Regulation - Capital Requirements - Generally” in our 2016 Annual Report.

The Advanced Approach capital ratios are significantly impacted by RWAs for operational risk. Our operational loss risk model is informed by external losses, including fines and penalties levied

BNY Mellon 37

against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

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

The U.S. capital rules introduced a capital conservation buffer and countercyclical capital buffer that add to the minimum regulatory capital ratios. The capital conservation buffer–1.25% for 2017 and 2.5% when fully phased-in on Jan. 1, 2019–is designed to absorb losses during periods of economic stress and applies to all banking organizations. During periods of excessive growth, the capital conservation buffer may be expanded through the imposition of a countercyclical capital buffer that may be as high as an additional 2.5%. The countercyclical capital buffer, when applicable, applies only to Advanced Approach banking organizations. The countercyclical capital buffer is currently set to zero with respect to U.S. exposures, but it could increase if the banking agencies determine that systemic vulnerabilities are meaningfully above normal.

BNY Mellon is subject to an additional G-SIB surcharge, which is implemented as an extension of the capital conservation buffer and must be satisfied with CET1 capital. For 2017, the G-SIB surcharge applicable to BNY Mellon is 0.75%, and, when fully phased-in on Jan. 1, 2019, as calculated, applying metrics as currently applicable to BNY Mellon, would be 1.5%.

The following table presents the principal minimum capital ratio requirements with buffers and surcharges, as phased-in, applicable to the Parent and The Bank of New York Mellon. This table does not include the imposition of a countercyclical capital buffer. The U.S. capital rules also provide for transitional arrangements for qualifying instruments, deductions, and adjustments, which are not reflected in this table. Buffers and surcharges are not applicable to the leverage capital ratio. These buffers, other than the SLR buffer, and surcharge began to phase-in on Jan. 1, 2016 and will be fully implemented on Jan. 1, 2019.

38 BNY Mellon

Consolidated capital ratio requirements	Well capitalized	Minimum ratios	Minimum ratios with buffers, as phased-in (a)
			2017	2018		2019
Capital conservation buffer (CET1)			1.25%	1.875%		2.5%
U.S. G-SIB surcharge (CET1) (b)(c)			0.75%	1.125%		1.5%

Consolidated:
CET1 ratio	N/A	4.5%	6.5%	7.5%		8.5%
Tier 1 capital ratio	6.0%	6.0%	8.0%	9.0%		10.0%
Total capital ratio	10.0%	8.0%	10.0%	11.0%		12.0%

Enhanced SLR buffer (Tier 1 capital)	N/A		N/A	2.0%		2.0%
SLR	N/A	3.0%	N/A	5.0%		5.0%

Bank subsidiaries: (c)
CET1 ratio	6.5%	4.5%	5.75%	6.375%		7.0%
Tier 1 capital ratio	8.0%	6.0%	7.25%	7.875%		8.5%
Total capital ratio	10.0%	8.0%	9.25%	9.875%		10.5%

SLR	6.0%	3.0%	N/A	6.0%	(d)	6.0%	(d)

(a)	Countercyclical capital buffer currently set to 0%.

(b)	The fully phased-in U.S. G-SIB surcharge of 1.5% applicable to BNY Mellon is subject to change.

(c)	The U.S. G-SIB surcharge is not applicable to the regulatory capital ratios of the bank subsidiaries.

(d)	Well capitalized threshold.

The table below presents the factors that impacted the transitional and fully phased-in CET1.

Estimated CET1 generation	Quarter ended March 31, 2017
(in millions)	Transitional basis (a)	Fully phased-in Non-GAAP (b)
CET1 – Beginning of period	$18,093	$16,490
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	880	880
Goodwill and intangible assets, net of related deferred tax liabilities	(482)	26
Gross CET1 generated	398	906
Capital deployed:
Common stock dividends	(201)	(201)
Common stock repurchased	(879)	(879)
Total capital deployed	(1,080)	(1,080)
Other comprehensive income (loss):
Foreign currency translation	124	123
Unrealized loss on assets available-for-sale	77	88
Defined benefit plans	(254)	20
Unrealized gain on cash flow hedges	10	10
Total other comprehensive income (loss)	(43)	241
Additional paid-in capital (c)	286	286
Other additions (deductions):
Net pension fund assets	(17)	—
Deferred tax assets	(8)	(2)
Embedded goodwill	(13)	3
Other	(10)	(9)
Total other deductions	(48)	(8)
Net CET1 (used) generated	(487)	345
CET1 – End of period	$17,606	$16,835

(a)	Reflects transitional adjustments to CET1 required under the U.S. capital rules.

(b)	Estimated.

(c)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 39

The following table presents the components of our transitional and fully phased-in CET1, Tier 1 and Tier 2 capital, the RWAs determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Capital components and ratios	March 31, 2017		Dec. 31, 2016
(dollars in millions)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)
CET1:
Common shareholders’ equity	$35,837	$35,596	$35,794	$35,269
Goodwill and intangible assets	(17,796)	(18,286)	(17,314)	(18,312)
Net pension fund assets	(72)	(90)	(55)	(90)
Equity method investments	(326)	(341)	(313)	(344)
Deferred tax assets	(27)	(34)	(19)	(32)
Other	(10)	(10)	—	(1)
Total CET1	17,606	16,835	18,093	16,490
Other Tier 1 capital:
Preferred stock	3,542	3,542	3,542	3,542
Deferred tax assets	(7)	—	(13)	—
Net pension fund assets	(18)	—	(36)	—
Other	(14)	(14)	(121)	(121)
Total Tier 1 capital	$21,109	$20,363	$21,465	$19,911
Tier 2 capital:
Trust preferred securities	$—	$—	$148	$—
Subordinated debt	550	550	550	550
Allowance for credit losses	276	276	281	281
Other	(2)	(2)	(12)	(11)
Total Tier 2 capital - Standardized Approach	824	824	967	820
Excess of expected credit losses	51	51	50	50
Less: Allowance for credit losses	276	276	281	281
Total Tier 2 capital - Advanced Approach	$599	$599	$736	$589
Total capital:
Standardized Approach	$21,933	$21,187	$22,432	$20,731
Advanced Approach	$21,708	$20,962	$22,201	$20,500

Risk-weighted assets:
Standardized Approach	$146,747	$146,122	$147,671	$146,475
Advanced Approach:
Credit Risk	$96,316	$95,655	$97,659	$96,391
Market Risk	3,566	3,566	2,836	2,836
Operational Risk	69,313	69,313	70,000	70,000
Total Advanced Approach	$169,195	$168,534	$170,495	$169,227

Standardized Approach:
CET1 ratio	12.0%	11.5%	12.3%	11.3%
Tier 1 capital ratio	14.4	13.9	14.5	13.6
Total (Tier 1 plus Tier 2) capital ratio	14.9	14.5	15.2	14.2
Advanced Approach:
CET1 ratio	10.4%	10.0%	10.6%	9.7%
Tier 1 capital ratio	12.5	12.1	12.6	11.8
Total (Tier 1 plus Tier 2) capital ratio	12.8	12.4	13.0	12.1

Average assets for leverage capital purposes	$318,184		$326,809
Total leverage exposure for SLR purposes		$346,772		$355,083

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2017 and 2016 under the U.S. capital rules.

(b)	Estimated.

40 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at March 31, 2017.

Capital above thresholds at March 31, 2017
(in millions)	Consolidated (a)	The Bank of New York Mellon (b)
CET1	$6,608	$10,081
Tier 1 capital	7,573	8,461
Total capital	4,789	6,197
Leverage capital	8,382	6,610

(a)	Based on minimum required standards, with applicable buffers.

(b)	Based on well capitalized standards.

The following table shows the impact on the consolidated capital ratios at March 31, 2017 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWA, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2017
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		6

Tier 1 capital:
Standardized Approach	7		10
Advanced Approach	6		7

Total capital:
Standardized Approach	7		10
Advanced Approach	6		8

Leverage capital	3		2

SLR	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	7		8
Advanced Approach	6		6

Estimated SLR, fully phased-in – Non-GAAP	3		2

In the first quarter 2017, all outstanding trust preferred securities issued by Mellon Capital III were redeemed. Prior to the redemption, a portion of the trust preferred securities were eligible for inclusion in Tier 2 capital.

Capital ratios vary depending on the size of the balance sheet at quarter-end and the levels and types of investments in assets. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

Supplementary Leverage Ratio

BNY Mellon has presented its consolidated and largest bank subsidiary’s estimated fully phased-in SLRs based on its interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period and on the application of such rules to BNY Mellon’s businesses as currently conducted.

BNY Mellon 41

The following table presents the components of our SLR on both the transitional and fully phased-in basis.

SLR	March 31, 2017		Dec. 31, 2016
(dollars in millions)	Transitional basis	Fully phased-in Non-GAAP (a)	Transitional basis	Fully phased-in Non-GAAP (a)
Consolidated:
Total Tier 1 capital	$21,109	$20,363	$21,465	$19,911

Total leverage exposure:
Quarterly average total assets	$336,200	$336,200	$344,142	$344,142
Less: Amounts deducted from Tier 1 capital	18,016	18,763	17,333	18,887
Total on-balance sheet assets, as adjusted	318,184	317,437	326,809	325,255
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	5,898	5,898	6,021	6,021
Repo-style transaction exposures	536	536	533	533
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	22,901	22,901	23,274	23,274
Total off-balance sheet exposures	29,335	29,335	29,828	29,828
Total leverage exposure	$347,519	$346,772	$356,637	$355,083

SLR - Consolidated	6.1%	5.9%	6.0%	5.6%

The Bank of New York Mellon, our largest bank subsidiary:
Tier 1 capital	$19,320	$18,523	$19,011	$17,708
Total leverage exposure	$281,114	$280,741	$291,022	$290,230

SLR - The Bank of New York Mellon	6.9%	6.6%	6.5%	6.1%

(a)	Estimated.

Trading activities and risk management

Our trading activities are focused on acting as a market-maker for our customers, facilitating customer trades and risk mitigating hedging in compliance with the Volcker Rule. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, value-at-risk (“VaR”) methodology and other market sensitivity measures. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates non-linear product characteristics. VaR facilitates comparisons across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firm wide level.

VaR represents a key risk management measure and it is important to note the inherent limitations to VaR, which include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of potential variability of market liquidity; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

See Note 16 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

In an effort to improve our enterprise level risk management capabilities, we have changed our VaR model from Monte Carlo simulation to historical simulation for both management and RWA calculations. This change was effective as of Jan. 1, 2017. In addition to this model enhancement, the impact of credit valuation adjustment (“CVA”) is now included.

The following table indicates the calculated VaR amounts for the trading portfolio for the designated period using the newly implemented historical simulation VaR model. The impact of changes in methodology is not material. For the first quarter of 2017, the average overall portfolio VaR using the newly implemented historical simulation model is $4.1 million. This represents a decrease of $1.3

42 BNY Mellon

million or 23% when compared to $5.4 million VaR for the comparable period using the former Monte Carlo model.

VaR (a)	1Q17			March 31, 2017
(in millions)	Average	Minimum	Maximum
Interest rate	$3.9	$2.9	$4.9	$3.3
Foreign exchange	3.6	2.6	4.9	3.3
Equity	0.2	0.2	0.4	0.2
Credit	1.3	1.1	1.7	1.2
Diversification	(4.9)	N/M	N/M	(4.5)
Overall portfolio	4.1	3.3	5.0	3.5

(a)
Beginning Jan. 1, 2017, the VaR figures reflect the impact of the CVA and hedges as per the guidance included in ASC 820, Fair Value Measurement. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods as previously reported under the former Monte Carlo simulation VaR model.

VaR (a)	4Q16			Dec. 31, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$6.3	$4.9	$8.0	$5.5
Foreign exchange	3.3	2.7	4.2	2.8
Equity	0.5	0.3	0.7	0.4
Credit	0.3	0.3	0.4	0.3
Diversification	(4.6)	N/M	N/M	(3.7)
Overall portfolio	5.8	4.6	7.1	5.3

VaR (a)	1Q16			March 31, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$5.4	$4.3	$6.8	$6.1
Foreign exchange	1.6	1.2	2.5	2.5
Equity	0.5	0.4	0.8	0.5
Credit	0.3	0.2	0.3	0.3
Diversification	(2.4)	N/M	N/M	(3.7)
Overall portfolio	5.4	4.3	6.6	5.7

(a)
VaR figures do not reflect the impact of the CVA guidance in ASC 820, Fair Value Measurement. This is consistent with the regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

The interest rate component of VaR represents instruments whose values predominantly vary with the level or volatility of interest rates. These instruments include, but are not limited to: sovereign debt, swaps, swaptions, forward rate agreements, exchange-traded futures and options, and other interest rate derivative products.

The foreign exchange component of VaR represents instruments whose values predominantly vary with the level or volatility of currency exchange rates or interest rates. These instruments include, but are not limited to: currency balances, spot and forward transactions, currency options, exchange-traded futures and options, and other currency derivative products.

The equity component of VaR consists of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to: common stock, exchange-traded funds, preferred stock, listed equity options (puts and calls), over-the-counter (“OTC”) equity options, equity total return swaps, equity index futures and other equity derivative products.

The credit component of VaR represents instruments whose values predominantly vary with the credit worthiness of counterparties. These instruments include, but are not limited to, credit derivatives (credit default swaps and exchange-traded credit index instruments) and exposures from corporate credit spreads, and mortgage prepayments. Credit derivatives are used to hedge various credit exposures.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2017, interest rate risk generated 43% of average gross VaR, foreign exchange risk generated 40% of average gross VaR, equity risk accounted for 2% of average gross VaR and credit risk generated 15% of average gross VaR. During the first quarter of 2017, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

BNY Mellon 43

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollar amounts in millions)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Revenue range:	Number of days
Less than $(2.5)	—	—	—	1	—
$(2.5) – $0	1	3	6	2	3
$0 – $2.5	31	28	22	20	29
$2.5 – $5.0	26	23	25	38	21
More than $5.0	4	7	11	3	9

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $5 billion at March 31, 2017 and $6 billion at Dec. 31, 2016.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $3 billion at March 31, 2017 and $4 billion at Dec. 31, 2016.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves and our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

At March 31, 2017, our OTC derivative assets of $2.9 billion included a CVA deduction of $33 million. Our OTC derivative liabilities of $2.4 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA decreased by $2 million and the DVA was unchanged in the first quarter of 2017. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million in the first quarter of 2017.

In the fourth quarter of 2016, net of hedges, the CVA and the DVA were unchanged. As a result, foreign exchange and other trading revenue was not impacted.

In the first quarter of 2016, net of hedges, the CVA decreased by $5 million and the DVA decreased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $4 million in the first quarter of 2016.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Rating:
AAA to AA-	43%	35%	45%	38%	44%
A+ to A-	36	39	32	40	37
BBB+ to BBB-	17	22	19	18	14
Noninvestment grade (BB+ and lower)	4	4	4	4	5
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

44 BNY Mellon

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

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario. The interest rate ramp scenarios are reviewed to examine the impact of large interest rate movements. In each scenario, all currencies interest rates are shifted higher or lower. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (dollars in millions)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
up 200 bps parallel rate ramp vs. baseline (a)	$(136)	$6	$62	$91	$103
up 100 bps parallel rate ramp vs. baseline (a)	87	145	147	158	189
Long-term up 50 bps, short-term unchanged (b)	92	81	116	130	104
Long-term down 50 bps, short-term unchanged (b)	(104)	(88)	(128)	(96)	(93)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

The sequential decline in the interest rate sensitivity was primarily driven by an increase in the expected baseline scenario, resulting from the recent short-term interest rate increases. The baseline scenario used for the calculations in the estimated changes in net interest revenue table above as of March 31, 2017 and Dec. 31, 2016 are based on our quarter-end balance sheet and the spot yield curve. The baseline scenarios used for periods prior to Dec. 31, 2016 were based on implied forward yield curves. We revised the methodology as of Dec. 31, 2016 as we believe using the spot yield curve for the baseline scenario provides a more accurate reflection of net interest revenue sensitivity given the recent increase in short-term interest rates and the implied forward rates. Because interest rates and the implied forward yield curves were lower in prior periods, the impact of using a flat yield curve versus an implied forward yield curve was not as significant. The 100 basis point ramp scenario assumes rates increase 25 basis points above the yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of changes in interest rates on depositor behavior based on historical experience. Given the current historically low interest rate environment and the potential change to implementation of monetary policy, the impact of depositor behavior is highly uncertain. The lower sensitivity in the ramp up 200 basis point scenario compared with the 100 basis point scenario is driven by the assumption of increased deposit runoff and forecasted changes in the deposit pricing.

Growth or contraction of deposits could also be affected by the following factors:

•	Monetary policy;

•	Global economic uncertainty;

•	Our ratings relative to other financial institutions’ ratings; and

•	Regulatory reform.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

BNY Mellon 45

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

46 BNY Mellon

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based on fully phased-in CET1 and other risk-based capital ratios, the fully phased-in SLR and tangible common shareholders’ equity. BNY Mellon believes that the CET1 and other risk-based capital ratios, on a fully phased-in basis, and the SLR on a fully phased-in basis are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, required by regulatory authorities. The tangible common shareholders’ equity ratio, which excludes goodwill and intangible assets, net of deferred tax liabilities, includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets. BNY Mellon believes that the return on tangible common equity measure is a useful additional measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per common share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures, which exclude the effect of noncontrolling interests related to consolidated investment management funds, and expense measures, which exclude amortization of intangible assets, M&I, litigation and restructuring charges.

Return on equity, operating leverage and operating margin measures, which exclude some or all of these items, are also presented. Operating margin measures may also exclude the provision for credit losses and distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. M&I expenses primarily relate to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions and Operational Excellence Initiatives. Excluding the charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

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

BNY Mellon 47

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin	1Q17	4Q16	1Q16
(dollars in millions)
Income before income taxes – GAAP	$1,206	$1,152	$1,091
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	18	4	(7)
Add: Amortization of intangible assets	52	60	57
M&I, litigation and restructuring charges	8	7	17
Income before income taxes, as adjusted – Non-GAAP (a)	$1,248	$1,215	$1,172

Fee and other revenue – GAAP	$3,018	$2,954	$2,970
Income (loss) from consolidated investment management funds – GAAP	33	5	(6)
Net interest revenue – GAAP	792	831	766
Total revenue – GAAP	3,843	3,790	3,730
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	18	4	(7)
Total revenue, as adjusted – Non-GAAP (a)	$3,825	$3,786	$3,737

Pre-tax operating margin – GAAP (b)(c)	31%	30%	29%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)(c)	33%	32%	31%

(a)
Non-GAAP information for all periods presented excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis, these investments would increase revenue and income before taxes by $101 million for the first quarter of 2017, $92 million for the fourth quarter of 2016 and $77 million for the first quarter of 2016, and would increase our pre-tax operating margin by approximately 1.8% for the first quarter of 2017, 1.7% for the fourth quarter of 2016 and 1.4% for the first quarter of 2016.

The following table presents the reconciliation of operating leverage.

Operating leverage	1Q17	4Q16	1Q16	1Q17 vs.
(dollars in millions)				4Q16		1Q16
Total revenue – GAAP	$3,843	$3,790	$3,730	1.40%		3.03%
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	18	4	(7)
Total revenue, as adjusted – Non-GAAP	$3,825	$3,786	$3,737	1.03%		2.35%

Total noninterest expense – GAAP	$2,642	$2,631	$2,629	0.42%		0.49%
Less: Amortization of intangible assets	52	60	57
M&I, litigation and restructuring charges	8	7	17
Total noninterest expense, as adjusted – Non-GAAP	$2,582	$2,564	$2,555	0.70%		1.06%

Operating leverage – GAAP (a)				98	bps	254	bps
Adjusted operating leverage – Non-GAAP (a)(b)				33	bps	129	bps

(a)	Operating leverage is the rate of increase (decrease) in total revenue less the rate of increase (decrease) in total noninterest expense.

(b)
Non-GAAP operating leverage for all periods presented excludes the net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges.

bps - basis points.

48 BNY Mellon

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity	1Q17	4Q16	1Q16
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$880	$822	$804
Add: Amortization of intangible assets	52	60	57
Less: Tax impact of amortization of intangible assets	18	19	20
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	914	863	841
Add: M&I, litigation and restructuring charges	8	7	17
Less: Tax impact of M&I, litigation and restructuring charges	2	3	6
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$920	$867	$852

Average common shareholders’ equity	$34,965	$35,171	$35,252
Less: Average goodwill	17,338	17,344	17,562
Average intangible assets	3,578	3,638	3,812
Add: Deferred tax liability – tax deductible goodwill (b)	1,518	1,497	1,428
Deferred tax liability – intangible assets (b)	1,100	1,105	1,140
Average tangible common shareholders’ equity – Non-GAAP	$16,667	$16,791	$16,446

Return on common equity – GAAP (c)	10.2%	9.3%	9.2%
Adjusted return on common equity – Non-GAAP (a)(c)	10.7%	9.8%	9.7%

Return on tangible common equity – Non-GAAP (c)	22.2%	20.4%	20.6%
Adjusted return on tangible common equity – Non-GAAP (a)(c)	22.4%	20.5%	20.8%

(a)	Non-GAAP information for all periods presented excludes the amortization of intangible assets and M&I, litigation and restructuring charges.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Quarterly returns are annualized.

The following table presents the reconciliation of book value per common share.

Book value per common share	March 31, 2017	Dec. 31, 2016	March 31, 2016
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$39,138	$38,811	$38,459
Less: Preferred stock	3,542	3,542	2,552
BNY Mellon common shareholders’ equity at period end – GAAP	35,596	35,269	35,907
Less: Goodwill	17,355	17,316	17,604
Intangible assets	3,549	3,598	3,781
Add: Deferred tax liability – tax deductible goodwill (a)	1,518	1,497	1,428
Deferred tax liability – intangible assets (a)	1,100	1,105	1,140
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,310	$16,957	$17,090

Period-end common shares outstanding (in thousands)	1,039,877	1,047,488	1,077,083

Book value per common share – GAAP	$34.23	$33.67	$33.34
Tangible book value per common share – Non-GAAP	$16.65	$16.19	$15.87

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

BNY Mellon 49

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees – Consolidated			1Q17 vs.
(dollars in millions)	1Q17	1Q16	1Q16
Investment management and performance fees – GAAP	$842	$812	4%
Impact of changes in foreign currency exchange rates	—	(30)
Investment management and performance fees, as adjusted – Non-GAAP	$842	$782	8%

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income (loss) from consolidated investment management funds, net of noncontrolling interests
(in millions)	1Q17	4Q16	1Q16
Income (loss) from consolidated investment management funds	$33	$5	$(6)
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	18	4	(7)
Income from consolidated investment management funds, net of noncontrolling interests	$15	$1	$1

The following table presents the impact of changes in foreign currency exchange rates on investment management fees reported in the Investment Management segment.

Investment management fees - Investment Management business			1Q17 vs.
(dollars in millions)	1Q17	1Q16	1Q16
Investment management fees – GAAP	$814	$786	4%
Impact of changes in foreign currency exchange rates	—	(28)
Investment management fees, as adjusted – Non-GAAP	$814	$758	7%

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income (loss) from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	1Q17	4Q16	3Q16	2Q16	1Q16
Investment management fees	$2	$4	$2	$3	$2
Other (Investment income (loss))	13	(3)	6	3	(1)
Income from consolidated investment management funds, net of noncontrolling interests	$15	$1	$8	$6	$1

50 BNY Mellon

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business
(dollars in millions)	1Q17	4Q16	3Q16	2Q16	1Q16
Income before income taxes – GAAP	$277	$260	$256	$234	$217
Add: Amortization of intangible assets	15	22	22	19	19
Provision for credit losses	3	6	—	1	(1)
Adjusted income before income taxes excluding amortization of intangible assets and provision for credit losses – Non-GAAP	$295	$288	$278	$254	$235

Total revenue – GAAP	$963	$960	$958	$938	$895
Less: Distribution and servicing expense	101	98	104	102	100
Adjusted total revenue net of distribution and servicing expense – Non-GAAP	$862	$862	$854	$836	$795

Pre-tax operating margin – GAAP (a)	29%	27%	27%	25%	24%
Adjusted pre-tax operating margin, excluding amortization of intangible assets, provision for credit losses and distribution and servicing expense – Non-GAAP (a)	34%	33%	33%	30%	30%

(a)	Income before taxes divided by total revenue.

Recent accounting and regulatory developments

Recently issued accounting standards

The following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) have not yet been adopted.

ASU 2017-07, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the disaggregation of the service cost component from the other components of the net benefit cost in the income statement. The ASU also permits only the service cost component of net benefit cost to be eligible for capitalization. The ASU is effective for the first quarter of 2018, with early adoption permitted. The guidance in this ASU should be applied retrospectively for the presentation of the service cost component and the other components in the income statement, and prospectively for the capitalization of the service cost component in assets. BNY Mellon is assessing the impacts of the new standard.  For information on the components of our pension and post-retirement health plan costs, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 16 of the

Notes to Consolidated Financial Statements in our 2016 Annual Report.  To the extent that our recent trend of having a net credit for pension and other post-retirement costs continues, the standard will result in an increase to staff expense and a reduction in other expense.

ASU 2017-04, Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the annual goodwill impairment test by eliminating Step 2. The Step 2 calculation estimated the implied goodwill using the fair values of all assets, including previously unrecorded intangibles, and liabilities at the date of the test, and was required if the first step of the annual test indicated that the fair value of a reporting unit is less than its carrying value. After adopting this ASU, the amount of any goodwill impairment would be determined by the excess of the carrying value of a reporting unit over its fair value. To date, the Company has not been required to prepare a Step 2 computation for any of its reporting units. The Company will early adopt this standard in 2017.

ASU 2016-18, Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued an ASU, Statement of Cash Flows – Restricted Cash. This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the

BNY Mellon 51

statement of cash flows and is effective for the first quarter of 2018. Earlier application is permitted. BNY Mellon is assessing the impacts of the new standard, but would expect to include restricted cash (which totaled $3 billion as of March 31, 2017) with cash and due from banks when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an ASU, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow presentation issues and is effective for the first quarter of 2018. Earlier application is permitted, however all of the amendments must be adopted in the same period. BNY Mellon is assessing the impacts of the new standard, but would not expect this ASU to materially affect the results of operations or financial condition.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, Financial Instruments – Credit Losses. This ASU introduces a new current expected credit losses model, which will apply to financial assets subject to credit losses and measured at amortized cost, including held-to-maturity securities and certain off-balance sheet credit exposures. The guidance will also change current practice for the impairment model for available-for-sale debt securities. The available-for-sale debt securities model will require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU is effective for the first quarter of 2020. Earlier application is permitted beginning with the first quarter of 2019. BNY Mellon has begun its implementation efforts and is currently identifying key interpretive issues, and will assess existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. The extent of the impact to our financial statements upon adoption depends on several factors including the remaining expected life of financial instruments at the time of adoption, the establishment of an allowance for expected credit loss on held to maturity securities, and the macroeconomic conditions and forecasts that exist at that date.

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the recognition of revenue related to the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition, and provides a practical expedient for contract modifications. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which provides amended guidance on narrow aspects of ASU 2014-09. The new standards are effective for the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. The standards permit the use of either the retrospective or cumulative effect transition method upon transition.

The Company has substantially completed its evaluation of the potential impact of this guidance on our accounting policies, and based on that evaluation, we expect the timing of most of our revenue recognition to remain the same and the impacts to not be material. To date, the impacts we have identified primarily relate to deferring and amortizing certain sales commission costs related to obtaining customer contracts and the timing of recognizing the contra revenue related to certain payments made to customers. The Company is considering using the retrospective method of adoption, but has not yet finalized its decision as we are still evaluating the related costs and benefits, including disclosure requirements in the year of adoption if the retrospective method is not used.

52 BNY Mellon

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The primary objective of this ASU is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and expand related disclosures. ASU 2016-02 requires a “right-of-use” asset and a payment obligation liability on the balance sheet for most leases and subleases. Additionally, depending on the lease classification under the standard, it may result in different expense recognition patterns and classification than under existing accounting principles. For leases classified as finance leases, it will result in higher expense recognition in the earlier periods and lower expense in the later periods of the lease.

The standard is effective for the first quarter of 2019, with early adoption permitted. The standard requires that a modified retrospective transition approach be used by lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. This modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the potential impact of the leasing standard on our consolidated financial statements and evaluating the practical expedients that may be elected. Upon adoption, the implementation of the leasing standard is expected to result in an immaterial increase in both assets and liabilities.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes in the fair value recognized through net income, unless one of two available exceptions apply. The first exception, a scope exception, allows Federal Reserve Bank Stock, Federal Home Loan Bank stock and other exchange memberships held by broker dealers to remain accounted for at cost, less impairment. The second exception, a practicability exception, will be available for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurement.

To the extent the practicability exception applies, such investments will be accounted for at cost adjusted for impairment, if any, plus or minus changes from observable price changes.

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

This ASU is effective for the first quarter of 2018. If certain requirements are met, early adoption of the “own credit risk” provision is permitted; early adoption of the other provisions is not permitted. The FASB requires a modified retrospective method of adoption. BNY Mellon does not expect the adoption of this ASU to have a material impact.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see Supervision and Regulation in our 2016 Annual Report.

Department of Labor Fiduciary Rule Suspension

The U.S. Department of Labor issued a 60-day delay with respect to the applicability of its recent final rule regarding the conduct standards of certain service providers to employee benefit plans and individual retirement accounts. The rule, among other things, expands the definition of who is designated a “fiduciary” of an employee benefit plan or individual retirement account, and provides certain prohibited transaction exemptions. The delay changed the prior applicability date of April 10, 2017 to the new applicability date of June 9, 2017, and also delayed the applicability of certain restrictive conditions of the rule’s prohibited transaction exemptions until Jan. 1, 2018. BNY Mellon businesses that are impacted by this rule have remained focused on conforming their business practices to address changes required by the rule. For more information regarding this rule, see “Supervision and Regulation” in our 2016 Annual Report.

BNY Mellon 53

Liquidity coverage ratio

The U.S. LCR rules became fully phased-in on Jan. 1, 2017 and require BNY Mellon and our affected domestic bank subsidiaries to meet an LCR of 100%. The LCR for BNY Mellon and our domestic bank subsidiaries was compliant with the fully phased-in requirements of the U.S. LCR as of March 31, 2017. On Dec. 19, 2016, the Federal Reserve issued a final rule requiring that large banking organizations, including BNY Mellon, publicly disclose certain quantitative liquidity metrics, including their consolidated average LCR each quarter and consolidated average HQLA amounts, broken down by HQLA category along with a qualitative discussion of material drivers of the ratio and related changes. BNY Mellon will commence this disclosure for the second quarter of 2017. For additional information on the LCR, see “Supervision and Regulation - Liquidity Standards - Basel III and U.S. Rules and Proposals” in our 2016 Annual Report.

Swap Margin Requirements

The U.S. prudential regulators have adopted joint final rules establishing minimum margin requirements for the uncleared swap transactions engaged in by those dealers subject to their jurisdiction (each, a “Covered Swap Entity”) with compliance requirements which began to apply in September 2016. From that point forward, variation margin requirements (the “VM Regulations”) were phased in over a six-month period while initial margin requirements are being phased in over a four-year period. In each instance, the higher a Covered Swap Entity’s derivatives exposure, the earlier in the phase-in period it is required to comply. In addition, the rules require the initial margin posted to or by a Covered Swap Entity be segregated at a third-party custodian. While BNY Mellon does not expect to be impacted by the initial margin component of these new rules in 2017, we did expect to become fully subject to the substantial, new, VM Regulations effective March 1, 2017. If the VM Regulations had been fully implemented on March 1, 2017, there would have been a risk that a number of BNY Mellon’s OTC derivatives trading relationships would have been temporarily interrupted. However, on Feb. 23, 2017, the U.S. prudential regulators released joint interagency guidance providing that with respect to counterparties of Covered Swap Entities that present significant credit and market risk exposures, compliance with VM Regulations is expected to be in place on March 1, 2017. For other counterparties that do not present significant credit and market risk exposure, Covered Swap Entities are expected to make good faith efforts to comply with the VM Regulations as soon as possible, and in no case later than Sept. 1, 2017. Based in part on such guidance, no material interruptions occurred in BNY Mellon OTC derivatives trading relationships.

BCBS Proposed Revisions to G-SIB Surcharge

On March 30, 2017, the Basel Committee on Banking Supervision (“BCBS”) proposed several changes to the framework for assessing and designating G-SIBs and determining their respective surcharges. The proposed changes would maintain the current assessment categories (cross-jurisdictional activity, size, interconnectedness, substitutability and complexity), but would revise indicators relating to certain categories.

The most significant proposed changes include:

•	Removal of the cap on the substitutability category, which includes payments, underwriting, and custody activities;

•	Modification of the weights in the substitutability category and introduction of a trading volume indicator; and

•	Potential inclusion of a short-term wholesale funding indicator in the interconnectedness category.

If adopted by the BCBS and implemented in the U.S., these revisions may increase the G-SIB surcharges on U.S banks that focus on providing investment services on an absolute basis and relative to other G-SIBs that do not focus on providing investment services.

BCBS Proposal on Step-in Risk

On March 15, 2017, the BCBS re-proposed guidelines that define and seek to manage the step-in risk that is potentially embedded in banks’ relationships with unconsolidated entities such as sponsored investment funds. Step-in risk is the risk that a bank might support entities beyond its contractual obligations in order to protect itself from any adverse reputational risk stemming from its connection to the entities. The guidelines propose criteria for identification of step-in risk that cover the risk characteristics of the entities based on, and in

54 BNY Mellon

some cases, in addition to banks’ relationships with them. The proposed framework entails no automatic capital or liquidity charge additional to the existing standards. Rather, the guidelines propose a framework in which banks would determine the appropriate response to significant step-in risk, subject to supervisory review.

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

BNY Mellon 55

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing	$1,063	$1,068	$1,040
Clearing services	376	355	350
Issuer services	251	211	244
Treasury services	139	140	131
Total investment services fees	1,829	1,774	1,765
Investment management and performance fees	842	848	812
Foreign exchange and other trading revenue	164	161	175
Financing-related fees	55	50	54
Distribution and servicing	41	41	39
Investment and other income	77	70	105
Total fee revenue	3,008	2,944	2,950
Net securities gains — including other-than-temporary impairment	10	12	19
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	2	(1)
Net securities gains	10	10	20
Total fee and other revenue	3,018	2,954	2,970
Operations of consolidated investment management funds
Investment income (loss)	37	8	(3)
Interest of investment management fund note holders	4	3	3
Income (loss) from consolidated investment management funds	33	5	(6)
Net interest revenue
Interest revenue	960	928	883
Interest expense	168	97	117
Net interest revenue	792	831	766
Total revenue	3,843	3,790	3,730
Provision for credit losses	(5)	7	10
Noninterest expense
Staff	1,472	1,395	1,459
Professional, legal and other purchased services	312	325	278
Software	166	177	154
Net occupancy	136	153	142
Distribution and servicing	100	98	100
Sub-custodian	64	57	59
Furniture and equipment	57	60	65
Bank assessment charges (a)	57	53	53
Business development	51	71	57
Other (a)	167	175	188
Amortization of intangible assets	52	60	57
Merger and integration, litigation and restructuring charges	8	7	17
Total noninterest expense	2,642	2,631	2,629
Income
Income before income taxes	1,206	1,152	1,091
Provision for income taxes	269	280	283
Net income	937	872	808
Net (income) loss attributable to noncontrolling interests (includes $(18), $(4) and $7 related to consolidated investment management funds, respectively)	(15)	(2)	9
Net income applicable to shareholders of The Bank of New York Mellon Corporation	922	870	817
Preferred stock dividends	(42)	(48)	(13)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$880	$822	$804

(a)
In the first quarter of 2017, we began disclosing bank assessment charges on a quarterly basis. The bank assessment charges were previously included in other expense. All prior periods were reclassified.

56 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$880	$822	$804
Less: Earnings allocated to participating securities	14	13	11
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$866	$809	$793

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in thousands)
Basic	1,041,158	1,050,888	1,079,641
Common stock equivalents	17,886	16,643	14,963
Less: Participating securities	(11,298)	(10,713)	(9,320)
Diluted	1,047,746	1,056,818	1,085,284

Anti-dilutive securities (a)	17,359	22,770	33,720

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b)	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in dollars)
Basic	$0.83	$0.77	$0.73
Diluted	$0.83	$0.77	$0.73

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

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in millions)
Net income	$937	$872	$808
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	125	(417)	37
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	94	(469)	163
Reclassification adjustment	(6)	(6)	(15)
Total unrealized gain (loss) on assets available-for-sale	88	(475)	148
Defined benefit plans:
Net gain (loss) arising during the period	2	(110)	2
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	18	14	15
Total defined benefit plans	20	(96)	17
Net unrealized gain on cash flow hedges	10	—	3
Total other comprehensive income (loss), net of tax (a)	243	(988)	205
Total comprehensive income (loss)	1,180	(116)	1,013
Net (income) loss attributable to noncontrolling interests	(15)	(2)	9
Other comprehensive (income) loss attributable to noncontrolling interests	(2)	8	5
Comprehensive income (loss) applicable to the shareholders of The Bank of New York Mellon Corporation	$1,163	$(110)	$1,027

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $241 million for the quarter ended March 31, 2017, $(980) million for the quarter ended Dec. 31, 2016 and $210 million for the quarter ended March 31, 2016.

See accompanying Notes to Consolidated Financial Statements.

58 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31, 2017	Dec. 31, 2016
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$5,366	$4,822
Interest-bearing deposits with the Federal Reserve and other central banks	65,086	58,041
Interest-bearing deposits with banks	14,554	15,086
Federal funds sold and securities purchased under resale agreements	25,776	25,801
Securities:
Held-to-maturity (fair value of $40,066 and $40,669)	40,254	40,905
Available-for-sale	75,580	73,822
Total securities	115,834	114,727
Trading assets	4,912	5,733
Loans	60,868	64,458
Allowance for loan losses	(164)	(169)
Net loans	60,704	64,289
Premises and equipment	1,307	1,303
Accrued interest receivable	551	568
Goodwill	17,355	17,316
Intangible assets	3,549	3,598
Other assets (includes $956 and $1,339, at fair value)	21,515	20,954
Subtotal assets of operations	336,509	332,238
Assets of consolidated investment management funds, at fair value	1,027	1,231
Total assets	$337,536	$333,469
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$79,771	$78,342
Interest-bearing deposits in U.S. offices	50,991	52,049
Interest-bearing deposits in Non-U.S. offices	90,529	91,099
Total deposits	221,291	221,490
Federal funds purchased and securities sold under repurchase agreements	11,149	9,989
Trading liabilities	2,816	4,389
Payables to customers and broker-dealers	21,306	20,987
Commercial paper	2,543	—
Other borrowed funds	1,022	754
Accrued taxes and other expenses	5,290	5,867
Other liabilities (including allowance for lending-related commitments of $112 and $112, also includes $555 and $597, at fair value)	5,733	5,635
Long-term debt (includes $364 and $363, at fair value)	26,346	24,463
Subtotal liabilities of operations	297,496	293,574
Liabilities of consolidated investment management funds, at fair value	209	315
Total liabilities	297,705	293,889
Temporary equity
Redeemable noncontrolling interests	159	151
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,345,247,459 and 1,333,706,427 shares	13	13
Additional paid-in capital	26,248	25,962
Retained earnings	23,300	22,621
Accumulated other comprehensive loss, net of tax	(3,524)	(3,765)
Less: Treasury stock of 305,370,439 and 286,218,126 common shares, at cost	(10,441)	(9,562)
Total The Bank of New York Mellon Corporation shareholders’ equity	39,138	38,811
Nonredeemable noncontrolling interests of consolidated investment management funds	534	618
Total permanent equity	39,672	39,429
Total liabilities, temporary equity and permanent equity	$337,536	$333,469

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Operating activities
Net income	$937	$808
Net (income) loss attributable to noncontrolling interests	(15)	9
Net income applicable to shareholders of The Bank of New York Mellon Corporation	922	817
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	(5)	10
Pension plan contributions	(5)	(10)
Depreciation and amortization	347	364
Deferred tax (benefit)	130	(10)
Net securities (gains)	(10)	(20)
Change in trading assets and liabilities	(751)	1,624
Originations of loans held-for-sale	—	(142)
Proceeds from the sales of loans originated for sale	—	199
Change in accruals and other, net	(1,861)	(1,038)
Net cash (used for) provided by operating activities	(1,233)	1,794
Investing activities
Change in interest-bearing deposits with banks	738	873
Change in interest-bearing deposits with the Federal Reserve and other central banks	(6,569)	17,927
Purchases of securities held-to-maturity	(2,896)	(1,240)
Paydowns of securities held-to-maturity	1,067	979
Maturities of securities held-to-maturity	2,469	1,831
Purchases of securities available-for-sale	(5,510)	(7,018)
Sales of securities available-for-sale	924	1,989
Paydowns of securities available-for-sale	2,023	2,032
Maturities of securities available-for-sale	1,462	3,393
Net change in loans	3,618	1,942
Sales of loans and other real estate	72	168
Change in federal funds sold and securities purchased under resale agreements	26	(2,510)
Net change in seed capital investments	72	50
Purchases of premises and equipment/capitalized software	(286)	(148)
Other, net	499	(188)
Net cash (used for) provided by investing activities	(2,291)	20,080
Financing activities
Change in deposits	(1,201)	(23,675)
Change in federal funds purchased and securities sold under repurchase agreements	1,160	(199)
Change in payables to customers and broker-dealers	311	102
Change in other borrowed funds	233	251
Change in commercial paper	2,543	—
Net proceeds from the issuance of long-term debt	2,243	997
Repayments of long-term debt	(296)	(1,200)
Proceeds from the exercise of stock options	145	42
Issuance of common stock	7	6
Treasury stock acquired	(879)	(577)
Common cash dividends paid	(201)	(186)
Preferred cash dividends paid	(42)	(13)
Other, net	9	(35)
Net cash provided by (used for) financing activities	4,032	(24,487)
Effect of exchange rate changes on cash	36	4
Change in cash and due from banks
Change in cash and due from banks	544	(2,609)
Cash and due from banks at beginning of period	4,822	6,537
Cash and due from banks at end of period	$5,366	$3,928
Supplemental disclosures
Interest paid	$211	$170
Income taxes paid	100	83
Income taxes refunded	1	25
See accompanying Notes to Consolidated Financial Statements.

60 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2016	$3,542	$13	$25,962	$22,621	$(3,765)	$(9,562)	$618	$39,429	(a)	$151
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		13
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(15)
Other net changes in noncontrolling interests	—	—	(6)	—	—	—	(102)	(108)		11
Net income (loss)	—	—	—	922	—	—	18	940		(3)
Other comprehensive income	—	—	—	—	241	—	—	241		2
Dividends:
Common stock at $0.19 per share	—	—	—	(201)	—	—	—	(201)		—
Preferred stock	—	—	—	(42)	—	—	—	(42)		—
Repurchase of common stock	—	—	—	—	—	(879)	—	(879)		—
Common stock issued under:
Employee benefit plans	—	—	9	—	—	—	—	9		—
Direct stock purchase and dividend reinvestment plan	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	278	—	—	—	—	278		—
Balance at March 31, 2017	$3,542	$13	$26,248	$23,300	$(3,524)	$(10,441)	$534	$39,672	(a)	$159

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,269 million at Dec. 31, 2016 and $35,596 million at March 31, 2017.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 61

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2016. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

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

Note 2 - Accounting change and new accounting guidance

ASU 2016-09, Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this ASU results in increased volatility to the Company’s income tax expense. The income tax volatility is dependent on the Company’s stock price at dates restricted stock units vest, which occur on award vesting dates primarily in the first quarter of each year, and when employees choose to exercise stock options. The Company adopted this ASU effective Jan. 1, 2017.

As a result of applying this ASU, in the first quarter of 2017, we recorded an income tax benefit of approximately $32 million, or $0.03 per common share, related to the annual vesting of stock awards and our stock price appreciating above the awards’ original grant price. Our effective tax rate in the first quarter of 2017 also benefited by approximately 3%.

We also determined that we will continue applying the accounting policy election to estimate forfeitures.

Additionally, we are reporting excess tax benefits as operating activities on the statement of cash flows on a prospective basis and the employee taxes paid will continue to be reported as financing activities.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter of 2017.

At March 31, 2017, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $0 million to $18 million over the next two years, but could be higher as certain of the arrangements do not contain a contractual maximum. The acquisition described below did not have a material impact on BNY Mellon’s results of operations.

Acquisition in 2016

On April 1, 2016, BNY Mellon acquired the assets of Atherton Lane Advisers, LLC, a U.S.-based investment manager with approximately $2.45 billion in AUM and servicer for approximately 700 high net worth clients, for cash of $38 million, plus contingent payments measured at $22 million. Goodwill related to this acquisition totaled $29 million and is included in the Investment Management business. The customer relationship intangible asset related to this acquisition is included in the Investment Management business, with an estimated life of 14 years, and totaled $30 million at acquisition.

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2017 and Dec. 31, 2016.

Securities at March 31, 2017		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$15,692	$133	$158	$15,667
U.S. government agencies	357	1	7	351
State and political subdivisions	3,294	54	43	3,305
Agency RMBS	22,912	142	320	22,734
Non-agency RMBS	577	30	10	597
Other RMBS	454	4	7	451
Commercial MBS	913	7	9	911
Agency commercial MBS	7,148	36	73	7,111
CLOs	2,561	9	—	2,570
Other asset-backed securities	1,454	5	3	1,456
Foreign covered bonds	2,052	22	7	2,067
Corporate bonds	1,361	20	15	1,366
Sovereign debt/sovereign guaranteed	11,976	218	23	12,171
Other debt securities	2,659	18	8	2,669
Equity securities	2	1	—	3
Money market funds	853	—	—	853
Non-agency RMBS (a)	1,016	287	5	1,298
Total securities available-for-sale (b)	$75,281	$987	$688	$75,580
Held-to-maturity:
U.S. Treasury	$10,596	$20	$37	$10,579
U.S. government agencies	1,614	—	6	1,608
State and political subdivisions	18	—	1	17
Agency RMBS	25,132	85	271	24,946
Non-agency RMBS	71	4	2	73
Other RMBS	136	—	4	132
Commercial MBS	7	—	—	7
Agency commercial MBS	829	2	10	821
Foreign covered bonds	75	2	—	77
Sovereign debt/sovereign guaranteed	1,750	31	1	1,780
Other debt securities	26	—	—	26
Total securities held-to-maturity	$40,254	$144	$332	$40,066
Total securities	$115,535	$1,131	$1,020	$115,646

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $59 million and gross unrealized losses of $179 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2016		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$14,373	$115	$181	$14,307
U.S. government agencies	366	2	9	359
State and political subdivisions	3,392	38	52	3,378
Agency RMBS	22,929	148	341	22,736
Non-agency RMBS	620	31	13	638
Other RMBS	517	4	8	513
Commercial MBS	931	8	11	928
Agency commercial MBS	6,505	28	84	6,449
CLOs	2,593	6	1	2,598
Other asset-backed securities	1,729	4	6	1,727
Foreign covered bonds	2,126	24	9	2,141
Corporate bonds	1,391	22	17	1,396
Sovereign debt/sovereign guaranteed	12,248	261	20	12,489
Other debt securities	1,952	19	10	1,961
Equity securities	2	1	—	3
Money market funds	842	—	—	842
Non-agency RMBS (a)	1,080	286	9	1,357
Total securities available-for-sale (b)	$73,596	$997	$771	$73,822
Held-to-maturity:
U.S. Treasury	$11,117	$22	$41	$11,098
U.S. government agencies	1,589	—	6	1,583
State and political subdivisions	19	—	1	18
Agency RMBS	25,221	57	299	24,979
Non-agency RMBS	78	4	2	80
Other RMBS	142	—	4	138
Commercial MBS	7	—	—	7
Agency commercial MBS	721	1	10	712
Foreign covered bonds	74	1	—	75
Sovereign debt/sovereign guaranteed	1,911	42	—	1,953
Other debt securities	26	—	—	26
Total securities held-to-maturity	$40,905	$127	$363	$40,669
Total securities	$114,501	$1,124	$1,134	$114,491

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $62 million and gross unrealized losses of $190 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	1Q17	4Q16	1Q16
Realized gross gains	$11	$15	$22
Realized gross losses	—	(3)	—
Recognized gross impairments	(1)	(2)	(2)
Total net securities gains	$10	$10	$20

Temporarily impaired securities

At March 31, 2017, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $179 million of the unrealized losses at March 31, 2017 and $190 million at Dec. 31, 2016 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more at March 31, 2017 and Dec. 31, 2016.

Temporarily impaired securities at March 31, 2017	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$9,290	$158	$—	$—	$9,290	$158
U.S. government agencies	300	7	—	—	300	7
State and political subdivisions	593	24	129	19	722	43
Agency RMBS	13,412	132	1,771	188	15,183	320
Non-agency RMBS	27	—	319	10	346	10
Other RMBS	7	—	148	7	155	7
Commercial MBS	360	7	149	2	509	9
Agency commercial MBS	2,542	65	651	8	3,193	73
Other asset-backed securities	243	—	182	3	425	3
Corporate bonds	562	15	8	—	570	15
Sovereign debt/sovereign guaranteed	1,488	23	57	—	1,545	23
Non-agency RMBS (a)	31	1	36	4	67	5
Other debt securities	853	8	25	—	878	8
Foreign covered bonds	773	7	—	—	773	7
Total securities available-for-sale (b)	$30,481	$447	$3,475	$241	$33,956	$688
Held-to-maturity:
U.S. Treasury	$8,166	$37	$—	$—	$8,166	$37
U.S. government agencies	1,558	6	—	—	1,558	6
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	19,369	268	177	3	19,546	271
Non-agency RMBS	3	—	45	2	48	2
Agency commercial MBS	558	10	—	—	558	10
Sovereign debt/sovereign guaranteed	156	1	—	—	156	1
Other RMBS	—	—	110	4	110	4
Total securities held-to-maturity	$29,810	$322	$336	$10	$30,146	$332
Total temporarily impaired securities	$60,291	$769	$3,811	$251	$64,102	$1,020

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Gross unrealized losses for 12 months or more of $179 million were recorded in accumulated other comprehensive income and related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2016	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$8,489	$181	$—	$—	$8,489	$181
U.S. government agencies	257	9	—	—	257	9
State and political subdivisions	1,058	33	131	19	1,189	52
Agency RMBS	14,766	141	1,673	200	16,439	341
Non-agency RMBS	21	—	332	13	353	13
Other RMBS	26	—	136	8	162	8
Commercial MBS	302	7	163	4	465	11
Agency commercial MBS	3,570	78	589	6	4,159	84
CLOs	443	1	404	—	847	1
Other asset-backed securities	276	1	357	5	633	6
Corporate bonds	594	16	7	1	601	17
Sovereign debt/sovereign guaranteed	1,521	20	63	—	1,584	20
Non-agency RMBS (a)	25	—	47	9	72	9
Other debt securities	742	10	50	—	792	10
Foreign covered bonds	712	9	—	—	712	9
Total securities available-for-sale (b)	$32,802	$506	$3,952	$265	$36,754	$771
Held-to-maturity:
U.S. Treasury	$6,112	$41	$—	$—	$6,112	$41
U.S. government agencies	1,533	6	—	—	1,533	6
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	19,498	297	102	2	19,600	299
Non-agency RMBS	4	—	48	2	52	2
Agency commercial MBS	621	10	—	—	621	10
Other RMBS	15	—	123	4	138	4
Total securities held-to-maturity	$27,783	$354	$277	$9	$28,060	$363
Total temporarily impaired securities	$60,585	$860	$4,229	$274	$64,814	$1,134

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $190 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2017.

Maturity distribution and yield on investment securities at March 31, 2017	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,934	0.98%	$—	—%	$276	2.55%	$3,580	0.94%	$—	—%	$6,790
Over 1 through 5 years	5,057	1.51	114	1.30	1,732	2.98	12,348	1.02	—	—	19,251
Over 5 through 10 years	4,302	1.88	237	2.35	1,085	3.52	2,177	1.09	—	—	7,801
Over 10 years	3,374	3.11	—	—	212	2.04	168	1.67	—	—	3,754
Mortgage-backed securities	—	—	—	—	—	—	—	—	33,102	2.75	33,102
Asset-backed securities	—	—	—	—	—	—	—	—	4,026	2.10	4,026
Equity securities (b)	—	—	—	—	—	—	—	—	856	—	856
Total	$15,667	1.86%	$351	2.01%	$3,305	3.06%	$18,273	1.02%	$37,984	2.62%	$75,580
Securities held-to-maturity:
One year or less	$3,999	0.89%	$475	0.91%	$—	—%	$438	0.62%	$—	—%	$4,912
Over 1 through 5 years	5,092	1.47	1,089	1.23	1	7.06	752	0.62	—	—	6,934
Over 5 through 10 years	1,505	1.94	50	2.02	3	6.71	661	0.71	—	—	2,219
Over 10 years	—	—	—	—	14	5.34	—	—	—	—	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,175	2.75	26,175
Total	$10,596	1.32%	$1,614	1.16%	$18	5.69%	$1,851	0.65%	$26,175	2.75%	$40,254

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2017 and Dec. 31, 2016.

Projected weighted-average default rates and loss severities
	March 31, 2017		Dec. 31, 2016
	Default rate	Severity	Default rate	Severity
Alt-A	30%	54%	30%	54%
Subprime	49%	67%	49%	70%
Prime	18%	39%	18%	39%

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q17	4Q16	1Q16
Agency RMBS	$1	$—	$8
Non-agency RMBS	(1)	7	(2)
Other	10	3	14
Total net securities gains	$10	$10	$20

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

Debt securities credit loss roll forward
(in millions)	1Q17	1Q16
Beginning balance as of Jan.1	$88	$91
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	2
Less: Realized losses for securities sold	—	—
Ending balance as of March 31	$89	$93

Pledged assets

At March 31, 2017, BNY Mellon had pledged assets of $100 billion, including $84 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at March 31, 2017 included $85 billion of securities, $8 billion of loans, $5 billion of interest-bearing deposits with banks and $2 billion of trading assets.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

At Dec. 31, 2016, BNY Mellon had pledged assets of $102 billion, including $84 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window. The components of the assets pledged at Dec. 31, 2016 included $87 billion of securities, $8 billion of loans, $4 billion of interest-bearing deposits with banks and $3 billion of trading assets.

At March 31, 2017 and Dec. 31, 2016, pledged assets included $5 billion and $6 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At March 31, 2017 and Dec. 31, 2016, the market value of the securities received that can be sold or repledged was $50 billion and $50 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2017 and Dec. 31, 2016, the market value of securities collateral sold or repledged was $23 billion and $20 billion, respectively.

Restricted cash and securities

Cash and securities may also be segregated under federal and other regulations or requirements. At March 31, 2017 and Dec. 31, 2016, cash segregated under federal and other regulations or requirements was $3 billion and $3 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $2 billion at March 31, 2017 and $2 billion at Dec. 31, 2016. Restricted securities were sourced from securities purchased under resale agreements at March 31, 2017 and Dec. 31, 2016 and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2017 and Dec. 31, 2016.

Loans	March 31, 2017	Dec. 31, 2016
(in millions)
Domestic:
Financial institutions	$5,387	$6,342
Commercial	2,543	2,286
Wealth management loans and mortgages	15,909	15,555
Commercial real estate	4,698	4,639
Lease financings	846	989
Other residential mortgages	817	854
Overdrafts	673	1,055
Other	1,119	1,202
Margin loans	16,081	17,503
Total domestic	48,073	50,425
Foreign:
Financial institutions	7,954	8,347
Commercial	347	331
Wealth management loans and mortgages	114	99
Commercial real estate	19	15
Lease financings	739	736
Other (primarily overdrafts)	3,554	4,418
Margin loans	68	87
Total foreign	12,795	14,033
Total loans (a)	$60,868	$64,458

(a)	Net of unearned income of $511 million at March 31, 2017 and $527 million at Dec. 31, 2016 primarily on domestic and foreign lease financings.

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
68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows.

Allowance for credit losses activity for the quarter ended March 31, 2017					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$82	$73	$26	$13	$23	$28	$—		$36	$281
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	—	—		—	—
Provision	—	—	(3)	(3)	3	(3)	—		1	(5)
Ending balance	$82	$73	$23	$10	$26	$25	$—		$37	$276
Allowance for:
Loan losses	$24	$54	$5	$10	$22	$25	$—		$24	$164
Lending-related commitments	58	19	18	—	4	—	—		13	112
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$5	$—	$—		$—	$5
Allowance for loan losses	—	—	—	—	3	—	—		—	3
Collectively evaluated for impairment:
Loan balance	$2,543	$4,698	$5,387	$846	$15,904	$817	$17,873	(a)	$12,795	$60,863
Allowance for loan losses	24	54	5	10	19	25	—		24	161

(a)	Includes $673 million of domestic overdrafts, $16,081 million of margin loans and $1,119 million of other loans at March 31, 2017.

Allowance for credit losses activity for the quarter ended Dec. 31, 2016					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$91	$63	$29	$14	$18	$28	$—		$31	$274
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	—	—		—	—
Provision	(9)	10	(3)	(1)	5	—	—		5	7
Ending balance	$82	$73	$26	$13	$23	$28	$—		$36	$281
Allowance for:
Loan losses	$25	$52	$8	$13	$19	$28	$—		$24	$169
Lending-related commitments	57	21	18	—	4	—	—		12	112
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$4	$5	$—	$—		$—	$9
Allowance for loan losses	—	—	—	2	3	—	—		—	5
Collectively evaluated for impairment:
Loan balance	$2,286	$4,639	$6,342	$985	$15,550	$854	$19,760	(a)	$14,033	$64,449
Allowance for loan losses	25	52	8	11	16	28	—		24	164

(a)	Includes $1,055 million of domestic overdrafts, $17,503 million of margin loans and $1,202 million of other loans at Dec. 31, 2016.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2016					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$59	$31	$15	$19	$34	$—		$35	$275
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	2	—		—	2
Net recoveries	—	—	—	—	—	2	—		—	2
Provision	6	3	1	1	(1)	(4)	—		4	10
Ending balance	$88	$62	$32	$16	$18	$32	$—		$39	$287
Allowance for:
Loan losses	$25	$40	$11	$16	$15	$32	$—		$23	$162
Lending-related commitments	63	22	21	—	3	—	—		16	125
Individually evaluated for impairment:
Loan balance	$—	$2	$171	$5	$8	$—	$—		$—	$186
Allowance for loan losses	—	1	—	2	1	—	—		—	4
Collectively evaluated for impairment:
Loan balance	$2,130	$3,927	$5,415	$973	$13,874	$993	$20,697	(a)	$13,044	$61,053
Allowance for loan losses	25	39	11	14	14	32	—		23	158

(a)	Includes $917 million of domestic overdrafts, $18,674 million of margin loans and $1,106 million of other loans at March 31, 2016.

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2017	Dec. 31, 2016

Nonperforming loans:
Other residential mortgages	$88	$91
Wealth management loans and mortgages	10	8
Lease financings	—	4
Total nonperforming loans	98	103
Other assets owned	9	4
Total nonperforming assets	$107	$107

At March 31, 2017, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	1Q17	4Q16	1Q16
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—
Amount by which interest income would have increased if nonperforming loans at period end had been performing for the entire period	$1	$1	$1

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2017		Dec. 31, 2016		March 31, 2016
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate	$—	$—	$—	$—	$1	$—
Wealth management loans and mortgages	3	—	2	—	6	—
Lease financings	2	—	4	—	2	—
Total impaired loans with an allowance	5	—	6	—	9	—
Impaired loans without an allowance:
Commercial real estate	—	—	—	—	1	—
Financial institutions	—	—	—	—	171	—
Wealth management loans and mortgages	2	—	3	—	2	—
Total impaired loans without an allowance (a)	2	—	3	—	174	—
Total impaired loans	$7	$—	$9	$—	$183	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2017			Dec. 31, 2016
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial real estate	$—	$3	$—	$—	$3	$—
Wealth management loans and mortgages	3	3	3	3	3	3
Lease financings	—	—	—	4	4	2
Total impaired loans with an allowance	3	6	3	7	10	5
Impaired loans without an allowance:
Wealth management loans and mortgages	2	2	N/A	2	2	N/A
Total impaired loans without an allowance (b)	2	2	N/A	2	2	N/A
Total impaired loans (c)	$5	$8	$3	$9	$12	$5

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both March 31, 2017 and Dec. 31, 2016, respectively. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2017 and Dec. 31, 2016, respectively.

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	March 31, 2017				Dec. 31, 2016
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Wealth management loans and mortgages	$25	$3	$—	$28	$21	$2	$—	$23
Commercial real estate	21	—	—	21	78	—	—	78
Other residential mortgages	13	2	4	19	20	6	7	33
Financial institutions	—	—	—	—	1	27	—	28
Total past due loans	$59	$5	$4	$68	$120	$35	$7	$162

BNY Mellon 71

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

The following table presents TDRs that occurred in the first quarter of 2017, fourth quarter of 2016 and first quarter of 2016.

TDRs	1Q17			4Q16			1Q16
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	6	$2	$2	17	$3	$4	13	$3	$3
Wealth management loans and mortgages	1	4	4	—	—	—	2	—	—
Total TDRs	7	$6	$6	17	$3	$4	15	$3	$3

Other residential mortgages

The modifications of the other residential mortgage loans in the first quarter of 2017, fourth quarter of 2016 and first quarter of 2016 consisted of reducing the stated interest rates and, in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were seven residential mortgage loans and one wealth management loan and mortgage that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the first quarter of 2017. The total recorded investment of these loans was $2 million.

Credit quality indicators

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016
(in millions)
Investment grade	$2,697	$2,397	$3,903	$3,823	$10,255	$11,459
Non-investment grade	193	220	814	831	3,086	3,230
Total	$2,890	$2,617	$4,717	$4,654	$13,341	$14,689

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

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2017	Dec. 31, 2016
Wealth management loans:
Investment grade	$7,300	$7,127
Non-investment grade	155	260
Wealth management mortgages	8,568	8,267
Total	$16,023	$15,654

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high net worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2017.

At March 31, 2017, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 19%; Massachusetts - 12%; Florida - 7%; and other - 38%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $817 million at March 31, 2017 and $854 million at Dec. 31, 2016. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2017 are $208 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2017, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 14% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.2 billion at March 31, 2017 and $5.5 billion at Dec. 31, 2016. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $16.1 billion of secured margin loans on our balance sheet at March 31, 2017 compared with $17.6 billion at Dec. 31, 2016. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Note 6 - Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2016	$9,000	$8,269	$47	$17,316
Foreign currency translation	21	18	—	39
Balance at March 31, 2017	$9,021	$8,287	$47	$17,355

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$9,207	$8,366	$45	$17,618
Foreign currency translation	(32)	18	—	(14)
Balance at March 31, 2016	$9,175	$8,384	$45	$17,604

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2016	$1,717	$1,032	$849	$3,598
Amortization	(15)	(37)	—	(52)
Foreign currency translation	3	—	—	3
Balance at March 31, 2017	$1,705	$995	$849	$3,549

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$1,807	$1,186	$849	$3,842
Amortization	(19)	(38)	—	(57)
Foreign currency translation	(6)	2	—	(4)
Balance at March 31, 2016	$1,782	$1,150	$849	$3,781

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2017				Dec. 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer relationships—Investment Management	$1,444	$(1,154)	$290	11 years	$1,439	$(1,136)	$303
Customer contracts—Investment Services	2,251	(1,629)	622	10 years	2,249	(1,590)	659
Other	38	(34)	4	2 years	37	(33)	4
Total subject to amortization	3,733	(2,817)	916	10 years	3,725	(2,759)	966
Not subject to amortization: (b)
Trade name	1,348	N/A	1,348	N/A	1,348	N/A	1,348
Customer relationships	1,285	N/A	1,285	N/A	1,284	N/A	1,284
Total not subject to amortization	2,633	N/A	2,633	N/A	2,632	N/A	2,632
Total intangible assets	$6,366	$(2,817)	$3,549	N/A	$6,357	$(2,759)	$3,598

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2017	$208
2018	178
2019	108
2020	98
2021	75

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

Note 7 - Other assets

The following table provides the components of other assets presented on the balance sheet.

Other assets	March 31, 2017	Dec. 31, 2016
(in millions)
Corporate/bank-owned life insurance	$4,806	$4,789
Accounts receivable	4,684	4,060
Fails to deliver	2,260	1,732
Software	1,458	1,451
Renewable energy investments	1,266	1,282
Income taxes receivable	1,214	1,172
Equity in a joint venture and other investments	1,067	1,063
Tax advantaged low income housing investments	900	914
Prepaid pension assets	874	836
Prepaid expenses	522	438
Fair value of hedging derivatives	482	784
Federal Reserve Bank stock	469	466
Seed capital	303	395
Due from customers on acceptances	129	340
Private equity	46	43
Other	1,035	1,189
Total other assets	$21,515	$20,954

Certain seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors. As part of that activity, we make seed capital investments in certain

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

funds. BNY Mellon also holds private equity investments, specifically in small business investment companies (“SBICs”), which are compliant with the Volcker Rule. Seed capital and private equity investments are included in other assets.

The fair value of certain of these investments has been estimated using the NAV per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments that have been valued using NAV.

Seed capital and private equity investments valued using NAV
	March 31, 2017				Dec. 31, 2016
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$104	$1	Daily-quarterly	1-95 days	$171	$1	Daily-quarterly	1-180 days
Private equity investments (SBICs) (b)	46	45	N/A	N/A	43	46	N/A	N/A
Total	$150	$46			$214	$47

(a)	Other funds include various leveraged loans, hedge funds and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments are liquidated.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $900 million at March 31, 2017 and $914 million at Dec. 31, 2016. Commitments to fund future investments in qualified affordable housing projects totaled $355 million at March 31, 2017 and $369 million at Dec. 31, 2016. A summary of the commitments to fund future investments is as follows: 2017 – $126 million; 2018 – $132 million; 2019 – $81 million; 2020 – $2 million; 2021 – $1 million; and 2022 and thereafter – $13 million.

Tax credits and other tax benefits recognized were $38 million in the first quarter 2017, $38 million in the first quarter of 2016 and $40 million in the fourth quarter of 2016.

Amortization expense included in the provision for income taxes was $27 million in the first quarter 2017, $28 million in the first quarter of 2016 and $29 million in the fourth quarter of 2016.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
(in millions)
Interest revenue
Non-margin loans	$245	$236	$205
Margin loans	75	71	63
Securities:
Taxable	461	465	444
Exempt from federal income taxes	17	17	18
Total securities	478	482	462
Deposits with banks	22	28	26
Deposits with the Federal Reserve and other central banks	57	28	61
Federal funds sold and securities purchased under resale agreements	67	66	49
Trading assets	16	17	17
Total interest revenue	960	928	883
Interest expense
Deposits	9	(5)	15
Federal funds purchased and securities sold under repurchase agreements	24	8	9
Trading liabilities	2	1	2
Other borrowed funds	2	3	2
Commercial paper	5	—	—
Customer payables	7	3	4
Long-term debt	119	87	85
Total interest expense	168	97	117
Net interest revenue	792	831	766
Provision for credit losses	(5)	7	10
Net interest revenue after provision for credit losses	$797	$824	$756

Note 9 - Employee benefit plans

The components of net periodic benefit (credit) cost are as follows.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2017			March 31, 2016
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$7	$—	$—	$8	$1
Interest cost	45	8	2	45	9	2
Expected return on assets	(81)	(12)	(2)	(82)	(13)	(2)
Other	17	9	(1)	18	4	(1)
Net periodic benefit (credit) cost	$(19)	$12	$(1)	$(19)	$8	$—

Note 10 - Income taxes

BNY Mellon recorded an income tax provision of $269 million (22.3% effective tax rate) in the first quarter of 2017 and $283 million (25.9% effective tax rate) in the first quarter of 2016. The effective tax rate for the first quarter of 2017 reflects an approximate 3% benefit primarily driven by applying the new accounting guidance included in ASU 2016-09, Compensation – Stock Compensation, to the annual vesting of stock awards and our stock price appreciating above the awards’ original grant price.

Our total tax reserves as of March 31, 2017 were $150 million compared with $146 million at Dec. 31, 2016. If these tax reserves were unnecessary, $150

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2017 is accrued interest, where applicable, of $21 million. The additional tax expense related to interest for the three months ended March 31, 2017 was $2 million, compared with $2 million for the three months ended March 31, 2016.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $13 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2013. Our New York State, New York City and UK income tax returns are closed to examination through 2012.

Note 11 - Securitizations and variable interest entities

BNY Mellon has variable interests in VIEs, which include investments in retail, institutional and alternative investment funds, including collateralized loan obligation (“CLO”) structures in which we provide asset management services, some of which are consolidated. The investment funds are offered to our retail and institutional clients to provide them with access to investment vehicles with specific investment objectives and strategies that address the client’s investment needs.

BNY Mellon earns management fees from these funds as well as performance fees in certain funds and may also provide start-up capital for its new funds. The funds are primarily financed by our customers’ investments in the funds’ equity or debt.

Additionally, BNY Mellon invests in qualified affordable housing and renewable energy projects, which are designed to generate a return primarily through the realization of tax credits by the Company. The projects, which are structured as limited partnerships and LLCs, are also VIEs, but are not consolidated.

The VIEs discussed above are included in the scope of ASU 2015-02, which was adopted effective Jan. 1, 2015, and are reviewed for consolidation based on the guidance in ASC 810, Consolidation.

We reconsider and reassess whether or not we are the primary beneficiary of a VIE when governing documents or contractual arrangements are changed that would reallocate the obligation to absorb expected losses or receive expected residual returns between BNY Mellon and the other investors. This could occur when BNY Mellon disposes of its variable interests in the fund, when additional variable interests are issued to other investors or when we acquire additional variable interests in the VIE.

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2017 and Dec. 31, 2016. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated at March 31, 2017
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	883		—	883
Other assets	144		—	144
Total assets	$1,027	(a)	$400	$1,427
Other liabilities	$209		$364	$573
Total liabilities	$209	(a)	$364	$573
Nonredeemable noncontrolling interests	$534	(a)	$—	$534

(a)	Includes voting model entities (“VMEs”) with assets of $85 million, liabilities of $1 million and nonredeemable noncontrolling interests of $14 million.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Investments consolidated at Dec. 31, 2016
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	979		—	979
Other assets	252		—	252
Total assets	$1,231	(a)	$400	$1,631
Trading liabilities	$282		$—	$282
Other liabilities	33		363	396
Total liabilities	$315	(a)	$363	$678
Nonredeemable noncontrolling interests	$618	(a)	$—	$618

(a)	Includes VMEs with assets of $114 million, liabilities of $3 million and nonredeemable noncontrolling interests of $25 million.

BNY Mellon has not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2017 and Dec. 31, 2016, the following assets and liabilities related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements.

Non-consolidated VIEs at March 31, 2017
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$2,451	$355	$2,806

Non-consolidated VIEs at Dec. 31, 2016
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$2,442	$369	$2,811

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s investments in, and unfunded commitments to, the VIEs.

Note 12 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2017 and Dec. 31, 2016.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
	Per annum dividend rate	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

On March 20, 2017, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in March 2017 to holders of record as of the close of business on March 5, 2017:

•	$1,000.00 per share on the Series A Preferred Stock (equivalent to $10.0000 per Normal

Preferred Capital Security of Mellon Capital IV, each representing a 1/100th interest in a share of the Series A Preferred Stock);

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock); and

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

•	$2,942.01 per share on the Series F Preferred Stock (equivalent to $29.4201 per depositary share, each representing a 1/100th interest in a share of the Series F Preferred Stock).

For additional information on the preferred stock, see Note 13 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

Terms of the Series A, Series C, Series D, Series E and Series F preferred stock are more fully described in each of their Certificates of Designations, each of which is filed as an Exhibit to this Form 10-Q.

Note 13 - Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2017			Dec. 31, 2016			March 31, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$96	$29	$125	$(295)	$(122)	$(417)	$45	$(8)	$37
Total foreign currency translation	96	29	125	(295)	(122)	(417)	45	(8)	37
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	164	(70)	94	(726)	257	(469)	243	(80)	163
Reclassification adjustment (b)	(10)	4	(6)	(10)	4	(6)	(20)	5	(15)
Net unrealized gain (loss) on assets available-for-sale	154	(66)	88	(736)	261	(475)	223	(75)	148
Defined benefit plans:
Net gain (loss) arising during the period	3	(1)	2	(154)	44	(110)	3	(1)	2
Foreign exchange adjustment	—	—	—	(1)	1	—	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	25	(7)	18	23	(9)	14	22	(7)	15
Total defined benefit plans	28	(8)	20	(132)	36	(96)	25	(8)	17
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	14	(5)	9	63	(20)	43	(81)	27	(54)
Reclassification adjustment (b)	1	—	1	(65)	22	(43)	86	(29)	57
Net unrealized gain (loss) on cash flow hedges	15	(5)	10	(2)	2	—	5	(2)	3
Total other comprehensive income (loss)	$293	$(50)	$243	$(1,165)	$177	$(988)	$298	$(93)	$205

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

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

Note 14 - Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 18 of the Notes to Consolidated Financial Statements in our 2016 Annual Report for information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2017 and Dec. 31, 2016, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2017.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at March 31, 2017					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$15,667	$—	$—	$—	$15,667
U.S. government agencies	—	351	—	—	351
Sovereign debt/sovereign guaranteed	68	12,103	—	—	12,171
State and political subdivisions	—	3,305	—	—	3,305
Agency RMBS	—	22,734	—	—	22,734
Non-agency RMBS	—	597	—	—	597
Other RMBS	—	451	—	—	451
Commercial MBS	—	911	—	—	911
Agency commercial MBS	—	7,111	—	—	7,111
CLOs	—	2,570	—	—	2,570
Other asset-backed securities	—	1,456	—	—	1,456
Equity securities	3	—	—	—	3
Money market funds (b)	853	—	—	—	853
Corporate bonds	—	1,366	—	—	1,366
Other debt securities	—	2,669	—	—	2,669
Foreign covered bonds	1,897	170	—	—	2,067
Non-agency RMBS (c)	—	1,298	—	—	1,298
Total available-for-sale securities	18,488	57,092	—	—	75,580
Trading assets:
Debt and equity instruments (b)	340	2,109	—	—	2,449
Derivative assets not designated as hedging:
Interest rate	3	6,885	—	(5,365)	1,523
Foreign exchange	—	3,119	—	(2,195)	924
Equity and other contracts	—	51	—	(35)	16
Total derivative assets not designated as hedging	3	10,055	—	(7,595)	2,463
Total trading assets	343	12,164	—	(7,595)	4,912
Other assets:
Derivative assets designated as hedging:
Interest rate	—	327	—	—	327
Foreign exchange	—	155	—	—	155
Total derivative assets designated as hedging	—	482	—	—	482
Other assets (d)	283	41	—	—	324
Other assets measured at net asset value (d)					150
Total other assets	283	523	—	—	956
Subtotal assets of operations at fair value	19,114	69,779	—	(7,595)	81,448
Percentage of assets prior to netting	22%	78%	—%
Assets of consolidated investment management funds	363	664	—	—	1,027
Total assets	$19,477	$70,443	$—	$(7,595)	$82,475
Percentage of assets prior to netting	22%	78%	—%

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2017					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$777	$190	$—	$—	$967
Derivative liabilities not designated as hedging:
Interest rate	2	6,899	—	(6,529)	372
Foreign exchange	—	3,055	—	(1,645)	1,410
Equity and other contracts	—	121	—	(54)	67
Total derivative liabilities not designated as hedging	2	10,075	—	(8,228)	1,849
Total trading liabilities	779	10,265	—	(8,228)	2,816
Long-term debt (b)	—	364	—	—	364
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	467	—	—	467
Foreign exchange	—	88	—	—	88
Total other liabilities – derivative liabilities designated as hedging	—	555	—	—	555
Subtotal liabilities of operations at fair value	779	11,184	—	(8,228)	3,735
Percentage of liabilities prior to netting	7%	93%	—%
Liabilities of consolidated investment management funds	1	208	—	—	209
Total liabilities	$780	$11,392	$—	$(8,228)	$3,944
Percentage of liabilities prior to netting	6%	94%	—%

(a)
ASC 815, Derivatives and Hedging, permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities, and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$14,307	$—	$—	$—	$14,307
U.S. government agencies	—	359	—	—	359
Sovereign debt/sovereign guaranteed	66	12,423	—	—	12,489
State and political subdivisions	—	3,378	—	—	3,378
Agency RMBS	—	22,736	—	—	22,736
Non-agency RMBS	—	638	—	—	638
Other RMBS	—	513	—	—	513
Commercial MBS	—	928	—	—	928
Agency commercial MBS	—	6,449	—	—	6,449
CLOs	—	2,598	—	—	2,598
Other asset-backed securities	—	1,727	—	—	1,727
Equity securities	3	—	—	—	3
Money market funds (b)	842	—	—	—	842
Corporate bonds	—	1,396	—	—	1,396
Other debt securities	—	1,961	—	—	1,961
Foreign covered bonds	1,876	265	—	—	2,141
Non-agency RMBS (c)	—	1,357	—	—	1,357
Total available-for-sale securities	17,094	56,728	—	—	73,822
Trading assets:
Debt and equity instruments (b)	240	2,013	—	—	2,253
Derivative assets not designated as hedging:
Interest rate	4	7,583	—	(6,047)	1,540
Foreign exchange	—	6,104	—	(4,172)	1,932
Equity and other contracts	—	46	—	(38)	8
Total derivative assets not designated as hedging	4	13,733	—	(10,257)	3,480
Total trading assets	244	15,746	—	(10,257)	5,733
Other assets:
Derivative assets designated as hedging:
Interest rate	—	415	—	—	415
Foreign exchange	—	369	—	—	369
Total derivative assets designated as hedging	—	784	—	—	784
Other assets (d)	268	73	—	—	341
Other assets measured at net asset value (d)					214
Total other assets	268	857	—	—	1,339
Subtotal assets of operations at fair value	17,606	73,331	—	(10,257)	80,894
Percentage of assets prior to netting	19%	81%	—%
Assets of consolidated investment management funds	464	767	—	—	1,231
Total assets	$18,070	$74,098	$—	$(10,257)	$82,125
Percentage of assets prior to netting	20%	80%	—%

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$349	$236	$—	$—	$585
Derivative liabilities not designated as hedging:
Interest rate	4	7,629	—	(6,634)	999
Foreign exchange	—	6,103	—	(3,363)	2,740
Equity and other contracts	—	115	—	(50)	65
Total derivative liabilities not designated as hedging	4	13,847	—	(10,047)	3,804
Total trading liabilities	353	14,083	—	(10,047)	4,389
Long-term debt (b)	—	363	—	—	363
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	545	—	—	545
Foreign exchange	—	52	—	—	52
Total other liabilities – derivative liabilities designated as hedging	—	597	—	—	597
Subtotal liabilities of operations at fair value	353	15,043	—	(10,047)	5,349
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds	3	312	—	—	315
Total liabilities	$356	$15,355	$—	$(10,047)	$5,664
Percentage of liabilities prior to netting	2%	98%	—%

(a)
ASC 815, Derivatives and Hedging, permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities, and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2017					Dec. 31, 2016
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$51	—%	—%	—%	100%	$58	—%	—%	—%	100%
2006	93	—	—	—	100	98	—	—	—	100
2005	169	24	3	7	66	180	23	5	9	63
2004 and earlier	284	5	3	23	69	302	5	3	24	68
Total non-agency RMBS	$597	9%	2%	13%	76%	$638	9%	3%	14%	74%
Commercial MBS - Domestic, originated in:
2009-2017	$705	86%	14%	—%	—%	$674	84%	16%	—%	—%
2008	13	100	—	—	—	14	100	—	—	—
2007	142	62	38	—	—	190	71	29	—	—
2006	2	6	3	—	91	3	7	93	—	—
Total commercial MBS - Domestic	$862	82%	18%	—%	—%	$881	81%	19%	—%	—%
Foreign covered bonds:
Canada	$1,468	100%	—%	—%	—%	$1,320	100%	—%	—%	—%
United Kingdom	112	100	—	—	—	280	100	—	—	—
Netherlands	162	100	—	—	—	160	100	—	—	—
Other	325	100	—	—	—	381	100	—	—	—
Total foreign covered bonds	$2,067	100%	—%	—%	—%	$2,141	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$321	88%	12%	—%	—%	$379	90%	10%	—%	—%
Netherlands	121	100	—	—	—	125	100	—	—	—
Ireland	58	—	—	100	—	58	—	—	100	—
Total European floating rate notes - available-for-sale	$500	81%	7%	12%	—%	$562	83%	7%	10%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$2,816	100%	—%	—%	—%	$3,209	100%	—%	—%	—%
France	2,005	100	—	—	—	1,998	100	—	—	—
Spain	1,774	—	—	100	—	1,749	—	—	100	—
Germany	1,394	100	—	—	—	1,347	100	—	—	—
Italy	1,138	—	—	100	—	1,130	—	—	100	—
Netherlands	1,019	100	—	—	—	1,061	100	—	—	—
Belgium	958	100	—	—	—	1,005	100	—	—	—
Ireland	735	—	100	—	—	736	—	100	—	—
Other (b)	332	58	—	—	42	254	71	—	—	29
Total sovereign debt/sovereign guaranteed	$12,171	69%	6%	24%	1%	$12,489	70%	6%	23%	1%
Non-agency RMBS (c), originated in:
2007	$376	—%	—%	—%	100%	$387	—%	—%	—%	100%
2006	373	—	—	—	100	391	—	—	—	100
2005	414	—	2	1	97	437	—	2	1	97
2004 and earlier	135	2	2	17	79	142	2	2	17	79
Total non-agency RMBS (c)	$1,298	—%	1%	2%	97%	$1,357	—%	1%	2%	97%

(a)
At March 31, 2017 and Dec. 31, 2016, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Included noninvestment grade sovereign debt related to Brazil of $140 million at March 31, 2017 and $73 million at Dec. 31, 2016.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Changes in Level 3 fair value measurements

Our classification of a financial instrument in Level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third-party sources; accordingly, the gains and losses in the table below include changes in fair value due to observable parameters as well as the unobservable parameters in our valuation methodologies. We also manage the risks of Level 3 financial instruments using securities and derivatives positions that are Level 1 or 2 instruments which are not included in the table; accordingly, the gains or losses below do not reflect the effect of our risk management activities related to the Level 3 instruments.

The Company has a Level 3 Pricing Committee which evaluates the valuation techniques used in determining the fair value of Level 3 assets and liabilities.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

The table below includes a roll forward of the balance sheet amount for the quarter ended March 31, 2016 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the quarter ended March 31, 2016
(in millions)	Loans
Fair value at Dec. 31, 2015	$—
Transfers into Level 3	19
Total gains or (losses) for the period included in earnings	2	(a)
Purchases	48
Fair value at March 31, 2016	$69
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period	$2

(a)	Reported in investment and other income.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2017 and Dec. 31, 2016, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2017 and Dec. 31, 2016.

Assets measured at fair value on a nonrecurring basis at March 31, 2017				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$83	$3	$86
Other assets (b)	—	5	35	40
Total assets at fair value on a nonrecurring basis	$—	$88	$38	$126

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2016				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$84	$7	$91
Other assets (b)	—	4	—	4
Total assets at fair value on a nonrecurring basis	$—	$88	$7	$95

(a)
During the quarters ended March 31, 2017 and Dec. 31, 2016, the fair value of these loans decreased less than $1 million and $1 million, respectively, based on the fair value of the underlying collateral based on guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2017 and Dec. 31, 2016, by caption on the consolidated balance sheet and by the valuation hierarchy. See Note 18 of the Notes to Consolidated Financial Statements in our 2016 Annual Report for additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$65,086	$—	$65,086	$65,086
Interest-bearing deposits with banks	—	14,554	—	14,554	14,554
Federal funds sold and securities purchased under resale agreements	—	25,776	—	25,776	25,776
Securities held-to-maturity	10,656	29,410	—	40,066	40,254
Loans (a)	—	59,399	—	59,399	59,119
Other financial assets	5,366	1,098	—	6,464	6,464
Total	$16,022	$195,323	$—	$211,345	$211,253
Liabilities:
Noninterest-bearing deposits	$—	$79,771	$—	$79,771	$79,771
Interest-bearing deposits	—	139,777	—	139,777	141,520
Federal funds purchased and securities sold under repurchase agreements	—	11,149	—	11,149	11,149
Payables to customers and broker-dealers	—	21,306	—	21,306	21,306
Commercial paper	—	2,543	—	2,543	2,543
Borrowings	—	1,185	—	1,185	1,185
Long-term debt	—	26,149	—	26,149	25,982
Total	$—	$281,880	$—	$281,880	$283,456

(a)	Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$58,041	$—	$58,041	$58,041
Interest-bearing deposits with banks	—	15,091	—	15,091	15,086
Federal funds sold and securities purchased under resale agreements	—	25,801	—	25,801	25,801
Securities held-to-maturity	11,173	29,496	—	40,669	40,905
Loans (a)	—	62,829	—	62,829	62,564
Other financial assets	4,822	1,112	—	5,934	5,934
Total	$15,995	$192,370	$—	$208,365	$208,331
Liabilities:
Noninterest-bearing deposits	$—	$78,342	$—	$78,342	$78,342
Interest-bearing deposits	—	141,418	—	141,418	143,148
Federal funds purchased and securities sold under repurchase agreements	—	9,989	—	9,989	9,989
Payables to customers and broker-dealers	—	20,987	—	20,987	20,987
Borrowings	—	960	—	960	960
Long-term debt	—	24,184	—	24,184	24,100
Total	$—	$275,880	$—	$275,880	$277,526

(a)	Does not include the leasing portfolio.

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized
(in millions)			Gain	(Loss)
March 31, 2017
Securities available-for-sale	$10,494	$10,549	$96	$(271)
Long-term debt	22,192	22,200	228	(196)
Dec. 31, 2016
Securities available-for-sale	$9,184	$9,233	$83	$(342)
Long-term debt	20,511	20,450	330	(203)

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Note 15 - Fair value option

We elected fair value as an alternative measurement for selected financial assets and financial liabilities.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2017	Dec. 31, 2016
(in millions)
Assets of consolidated investment management funds:
Trading assets	$883	$979
Other assets	144	252
Total assets of consolidated investment management funds	$1,027	$1,231
Liabilities of consolidated investment management funds:
Trading liabilities	$—	$282
Other liabilities	209	33
Total liabilities of consolidated investment management funds	$209	$315

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $364 million at March 31, 2017 and $363 million at Dec. 31, 2016. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt and certain loans for which we elected the fair value option that we previously held in 2016, and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended
(in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Loans:
Investment and other income	$—	$(1)	$9
Long-term debt:
Foreign exchange and other trading (loss) revenue	$(1)	$13	$(13)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2017 or the first quarter of 2016.

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

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The available-for-sale investment securities hedged consist of U.S. Treasury bonds, agency commercial mortgage-backed securities, sovereign debt and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2017, $10.5 billion face amount of securities were hedged with interest rate swaps that had notional values of $10.5 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2017, $22.2 billion par value of debt was hedged with interest rate swaps that had notional values of $22.2 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our Indian rupee, British pound, Hong Kong dollar, Singapore dollar, euro and Canadian dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2017, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $341 million (notional), with a pre-tax loss of $8 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2017, forward foreign exchange contracts with notional amounts totaling $7.3 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2017, had a combined U.S. dollar equivalent value of $163 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Quarter ended
(in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Fair value hedges of securities	$0.6	$7.0	$(1.1)
Fair value hedges of long-term debt	(4.8)	17.8	(12.5)
Cash flow hedges	—	—	—
Other (a)	—	—	—
Total	$(4.2)	$24.8	$(13.6)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2017 and Dec. 31, 2016.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016
Derivatives designated as hedging instruments: (a)
Interest rate contracts	$32,749	$29,683	$327	$415	$467	$545
Foreign exchange contracts	7,605	7,796	155	369	88	52
Total derivatives designated as hedging instruments			$482	$784	$555	$597
Derivatives not designated as hedging instruments: (b)
Interest rate contracts	$291,694	$325,412	$6,888	$7,587	$6,901	$7,633
Foreign exchange contracts	564,599	530,729	3,119	6,104	3,055	6,103
Equity contracts	1,236	1,167	51	46	118	112
Credit contracts	160	160	—	—	3	3
Total derivatives not designated as hedging instruments			$10,058	$13,737	$10,077	$13,851
Total derivatives fair value (c)			$10,540	$14,521	$10,632	$14,448
Effect of master netting agreements (d)			(7,595)	(10,257)	(8,228)	(10,047)
Fair value after effect of master netting agreements			$2,945	$4,264	$2,404	$4,401

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815, Derivatives and Hedging.

(d)
Effect of master netting agreements includes cash collateral received and paid of $752 million and $1,385 million, respectively, at March 31, 2017, and $1,119 million and $909 million, respectively, at Dec. 31, 2016.

The following tables present the impact of derivative instruments used in fair value, cash flow and net investment hedging relationships on the income statement.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		1Q17	4Q16	1Q16		1Q17	4Q16	1Q16
Interest rate contracts	Net interest revenue	$10	$171	$(148)	Net interest revenue	$(14)	$(147)	$134

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q17	4Q16	1Q16		1Q17	4Q16	1Q16		1Q17	4Q16	1Q16
FX contracts	$—	$(2)	$6	Net interest revenue	$—	$(2)	$5	Net interest revenue	$—	$—	$—
FX contracts	—	—	—	Other revenue	—	—	—	Other revenue	—	—	—
FX contracts	3	73	(89)	Trading revenue	3	73	(89)	Trading revenue	—	—	—
FX contracts	11	(8)	2	Salary expense	(4)	(6)	(2)	Salary expense	—	—	—
Total	$14	$63	$(81)		$(1)	$65	$(86)		$—	$—	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q17	4Q16	1Q16		1Q17	4Q16	1Q16		1Q17	4Q16	1Q16
FX contracts	$(96)	$332	$(58)	Net interest revenue	$—	$—	$—	Other revenue	$—	$—	$—

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Trading activities (including trading derivatives)

We manage trading risk through a system of position limits, a VaR methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit, independent from trading, on a daily basis. Based on certain assumptions, the VaR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period, utilizes a 99% confidence level and incorporates non-linear product characteristics. The VaR model is one of several statistical models used to develop economic capital results, which is allocated to lines of business for computing risk-adjusted performance.

As the VaR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events are also performed. Stress tests may incorporate the impact of reduced market liquidity and the breakdown of historically observed correlations and extreme scenarios. VaR and other statistical measures, stress testing and sensitivity analysis are incorporated in other risk management materials.

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
(in millions)	1Q17	4Q16	1Q16
Foreign exchange	$154	$175	$171
Other trading revenue (loss)	10	(14)	4
Total foreign exchange and other trading revenue	$164	$161	$175

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

Disclosure of contingent features in OTC derivative instruments

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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2017 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$26	million
Baa2/BBB	$540	million
Ba1/BB+	$1,483	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2017, existing collateral arrangements would have required us to post an additional $116 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2017
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$6,582	$5,365		$1,217	$277	$—	$940
Foreign exchange contracts	2,779	2,195		584	73	—	511
Equity and other contracts	51	35		16	—	—	16
Total derivatives subject to netting arrangements	9,412	7,595		1,817	350	—	1,467
Total derivatives not subject to netting arrangements	1,128	—		1,128	—	—	1,128
Total derivatives	10,540	7,595		2,945	350	—	2,595
Reverse repurchase agreements	16,730	502	(b)	16,228	16,228	—	—
Securities borrowing	9,548	—		9,548	9,267	—	281
Total	$36,818	$8,097		$28,721	$25,845	$—	$2,876

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative assets and financial assets at Dec. 31, 2016
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$7,205	$6,047		$1,158	$321	$—	$837
Foreign exchange contracts	5,265	4,172		1,093	202	—	891
Equity and other contracts	44	38		6	—	—	6
Total derivatives subject to netting arrangements	12,514	10,257		2,257	523	—	1,734
Total derivatives not subject to netting arrangements	2,007	—		2,007	—	—	2,007
Total derivatives	14,521	10,257		4,264	523	—	3,741
Reverse repurchase agreements	17,588	481	(b)	17,107	17,104	—	3
Securities borrowing	8,694	—		8,694	8,425	—	269
Total	$40,803	$10,738		$30,065	$26,052	$—	$4,013

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at March 31, 2017				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$7,328	$6,529		$799	$666	$—	$133
Foreign exchange contracts	2,560	1,645		915	12	—	903
Equity and other contracts	112	54		58	57	—	1
Total derivatives subject to netting arrangements	10,000	8,228		1,772	735	—	1,037
Total derivatives not subject to netting arrangements	632	—		632	—	—	632
Total derivatives	10,632	8,228		2,404	735	—	1,669
Repurchase agreements	9,777	502	(b)	9,275	9,275	—	—
Securities lending	1,501	—		1,501	1,417	—	84
Total	$21,910	$8,730		$13,180	$11,427	$—	$1,753

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2016				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$8,116	$6,634		$1,482	$1,266	$—	$216
Foreign exchange contracts	4,957	3,363		1,594	355	—	1,239
Equity and other contracts	104	50		54	54	—	—
Total derivatives subject to netting arrangements	13,177	10,047		3,130	1,675	—	1,455
Total derivatives not subject to netting arrangements	1,271	—		1,271	—	—	1,271
Total derivatives	14,448	10,047		4,401	1,675	—	2,726
Repurchase agreements	8,703	481	(b)	8,222	8,222	—	—
Securities lending	1,615	—		1,615	1,522	—	93
Total	$24,766	$10,528		$14,238	$11,419	$—	$2,819

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following tables present the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings at March 31, 2017
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$3,014	$13	$—	$3,027
U.S. government agencies	523	64	—	587
Agency RMBS	2,551	348	—	2,899
Corporate bonds	428	—	1,138	1,566
Other debt securities	616	—	390	1,006
Equity securities	435	—	257	692
Total	$7,567	$425	$1,785	$9,777
Securities lending:
U.S. government agencies	$45	$—	$—	$45
Other debt securities	389	—	—	389
Equity securities	1,067	—	—	1,067
Total	$1,501	$—	$—	$1,501
Total borrowings	$9,068	$425	$1,785	$11,278

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Dec. 31, 2016
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$2,488	$4	$—	$2,492
U.S. government agencies	396	10	—	406
Agency RMBS	3,294	386	—	3,680
Corporate bonds	304	—	694	998
Other debt securities	146	—	563	709
Equity securities	375	—	43	418
Total	$7,003	$400	$1,300	$8,703
Securities lending:
U.S. government agencies	$39	$—	$—	$39
Other debt securities	477	—	—	477
Equity securities	1,099	—	—	1,099
Total	$1,615	$—	$—	$1,615
Total borrowings	$8,618	$400	$1,300	$10,318

BNY Mellon’s repurchase agreements and securities lending transactions primarily encounter risk associated with liquidity. We are required to pledge collateral based on predetermined terms within the agreements. If we were to experience a decline in the fair value of the collateral pledged for these transactions, we could be required to provide additional collateral to the counterparty, therefore decreasing the amount of assets available for other liquidity needs that may arise. BNY Mellon also offers tri-party collateral agency services in the tri-party repo market where we are exposed to credit risk. In order to mitigate this risk, we require dealers to fully secure intraday credit.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 17 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2017 are disclosed in the financial institutions portfolio exposure and the commercial portfolio exposure tables below.

Financial institutions portfolio exposure (in billions)	March 31, 2017
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.1	$19.3	$22.4
Banks	7.2	1.9	9.1
Asset managers	1.6	6.2	7.8
Insurance	0.1	3.5	3.6
Government	0.1	0.9	1.0
Other	1.2	1.6	2.8
Total	$13.3	$33.4	$46.7

Commercial portfolio exposure (in billions)	March 31, 2017
	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.4	$6.6	$8.0
Energy and utilities	0.5	4.7	5.2
Services and other	0.7	4.2	4.9
Media and telecom	0.3	1.8	2.1
Total	$2.9	$17.3	$20.2

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	March 31, 2017	Dec. 31, 2016
(in millions)
Lending commitments	$51,293	$51,270
Standby letters of credit (a)	3,932	4,185
Commercial letters of credit	286	339
Securities lending indemnifications (b)	338,705	317,690

(a)	Net of participations totaling $684 million at March 31, 2017 and $662 million at Dec. 31, 2016.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $64 billion at March 31, 2017 and $61 billion at Dec. 31, 2016.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.4 billion in less than one year, $21.5 billion in one to five years and $411 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $283 million at March 31, 2017 and $293 million at Dec. 31, 2016. At March 31, 2017, $2.4 billion of the SBLCs will expire within one year and $1.5 billion in one to five years.

We must recognize, at the inception of an SBLC and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees. The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $112 million at March 31, 2017 and $112 million at Dec. 31, 2016.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

criteria. BNY Mellon’s historical experience is that

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2017	Dec. 31, 2016

Investment grade	88%	89%
Non-investment grade	12%	11%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $286 million at March 31, 2017 and $339 million at Dec. 31, 2016.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $353 billion at March 31, 2017 and $331 billion at Dec. 31, 2016.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At March 31, 2017 and

Dec. 31, 2016, $64 billion and $61 billion,

respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $67 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

have to make any material payments for these

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

indemnifications is remote. At March 31, 2017 and Dec. 31, 2016, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2017 and Dec. 31, 2016, we have not recorded any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions. We also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in governmental and regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $920 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. These actions include a lawsuit brought in New York State court on June 18, 2014, and later re-filed in federal court, by a group of institutional investors who purport to sue on behalf of 253 MBS trusts.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 15 lawsuits against Pershing that are pending in Texas, including two putative class actions. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, one FINRA arbitration matter brought by alleged purchasers remains pending.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager. On Dec. 14, 2015, Associaceão Dos Profissionais Dos Correiros, a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to investment losses in the Postalis portfolio. On March 20, 2017, the lawsuit was dismissed without prejudice. On Dec. 17, 2015, Postalis filed three additional lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform alleged duties and liabilities for losses with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed another lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various other funds of which the defendants were administrator and/or manager. The lawsuit has been transferred to São Paulo.

Depositary Receipt Matters
Between late December 2015 and February 2016, four putative class action lawsuits were filed against BNY Mellon asserting claims relating to BNY Mellon’s foreign exchange pricing when converting dividends and other distributions from non-U.S. companies in its role as depositary bank to Depositary Receipt issuers. The claims are for breach of contract and violations of ERISA. The lawsuits have been consolidated into two suits that are pending in federal court in the Southern District of New York.

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

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

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

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

The primary types of revenue for our two principal businesses and the Other segment are presented below:

Business	Primary types of revenue
Investment Management
•   Investment management and performance fees from:
Mutual funds
Institutional clients
Private clients
High net worth individuals and families, endowments and foundations and related entities
•   Distribution and servicing fees
•   Other revenue from seed capital investments

Investment Services
•   Asset servicing fees, including custody fees, fund services, broker-dealer services, securities finance and collateral and liquidity services
•   Issuer services fees, including Depositary Receipts and Corporate Trust
•   Clearing services fees
•   Treasury services fees, including global payments, trade finance and cash management
•   Foreign exchange revenue
•   Financing-related fees and net interest revenue from credit-related activities

Other segment
•   Net interest revenue and lease-related gains (losses) from leasing operations
•   Gain (loss) on securities and net interest revenue from corporate treasury activity
•   Other trading revenue from derivatives and other trading activity
•   Results of business exits

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

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

We typically allocate all interest revenue to the businesses generating the deposits. Accordingly, accretion related to the portion of the investment securities portfolio restructured in 2009 has been included in the results of the businesses.

•	M&I expense is a corporate level item and is recorded in the Other segment.

•	Restructuring charges relate to corporate-level initiatives and were therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2017	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$877	(a)	$2,084	$72	$3,033	(a)
Net interest revenue (expense)	86		707	(1)	792
Total revenue	963	(a)	2,791	71	3,825	(a)
Provision for credit losses	3		—	(8)	(5)
Noninterest expense	683		1,849	107	2,639	(b)
Income (loss) before taxes	$277	(a)	$942	$(28)	$1,191	(a)(b)
Pre-tax operating margin (c)	29%		34%	N/M	31%
Average assets	$31,067		$251,027	$54,106	$336,200

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $15 million representing $33 million of income and noncontrolling interests of $18 million. Income before taxes is net of noncontrolling interests of $18 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $3 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$880	(a)	$2,032	$42	$2,954	(a)
Net interest revenue	80		713	38	831
Total revenue	960	(a)	2,745	80	3,785	(a)
Provision for credit losses	6		—	1	7
Noninterest expense	694		1,824	110	2,628	(b)
Income (loss) before taxes	$260	(a)	$921	$(31)	$1,150	(a)(b)
Pre-tax operating margin (c)	27%		34%	N/M	30%
Average assets	$30,529		$269,036	$44,577	$344,142

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $1 million, representing $5 million of income and noncontrolling interests of $4 million. Income before taxes is net of noncontrolling interests of $4 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $3 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$812	(a)	$2,030	$129	$2,971	(a)
Net interest revenue	83		679	4	766
Total revenue	895	(a)	2,709	133	3,737	(a)
Provision for credit losses	(1)		14	(3)	10
Noninterest expense	679		1,808	140	2,627	(b)
Income (loss) before taxes	$217	(a)	$887	$(4)	$1,100	(a)(b)
Pre-tax operating margin (c)	24%		33%	N/M	29%
Average assets	$29,971		$273,289	$61,294	$364,554

(a)
Both fee and other revenue and total revenue include net income from consolidated investment management funds of $1 million, representing $6 million of losses and a loss attributable to noncontrolling interests of $7 million. Income (loss) before taxes is net of a loss attributable to noncontrolling interests of $7 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 19 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2017	2016
Transfers from loans to other assets for other real estate owned (“OREO”)	$1	$1
Change in assets of consolidated VIEs	204	101
Change in liabilities of consolidated VIEs	106	8
Change in nonredeemable noncontrolling interests of consolidated investment management funds	84	81
Securities purchased not settled	580	86
Securities sales not settled	81	356
Premises and equipment/capitalized software funded by capital lease obligations	1	2

104 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

105 BNY Mellon

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

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, may signify forward-looking statements.

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2016 Annual Report and this Form 10-Q, such as: an information security event or technology disruption that results in a loss of information or impacts our ability to provide services to our clients and any material adverse effect on our business and results of operations; failure of our technology or that of a third party or vendor, or if we neglect to update our technology, develop and market new technology to meet clients’ needs or protect our intellectual property and any material adverse effect on our business; a determination that our resolution plan is not credible and any material negative impact on our business, reputation, results of operations and financial condition and the application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority and any adverse effects on our liquidity, financial condition and security holders; extensive government rulemaking regulation, and supervision, which have, and in the future may, compel us to change how we manage our businesses, could have a material adverse effect on our business, financial condition and results of operations and have increased our compliance and operational risks and costs; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules, and any resulting limitations on our activities, or adverse effects on our business and financial condition; regulatory or enforcement actions or litigation and any material adverse effect on our results of operations or harm to our businesses or reputation; adverse events, publicity, government scrutiny or other reputational harm and any negative effect on our businesses; operational risk and any material adverse effect on our business; failure or circumvention of our controls and procedures and any material adverse effect on our business, reputation, results of operations and financial condition; failure of our risk management framework to be effective in mitigating risk and reducing the potential for losses; change or uncertainty in monetary, tax and other governmental policies and the impact on our businesses, profitability and ability to compete; political, economic, legal, operational and other risks inherent in operating globally and any adverse effect on our business; acts of terrorism, natural disasters, pandemics and global conflicts and any negative impact on our business and operations; ongoing concerns about the financial stability of certain countries, the failure or instability of any of our significant global counterparties, new barriers to global trade or a breakup of the EU or Eurozone and any material adverse effect on our business and results of operations; the United Kingdom’s referendum decision to leave the EU and any negative effects on global economic conditions, global financial markets, and our business and results of operations; weakness and volatility in financial markets and the economy generally and any material adverse effect on our business, results of operations and financial condition; changes in interest rates and any material adverse effect on our profitability; write-downs of securities that we own and other losses related to volatile and illiquid market conditions and any reduction in our earnings or impact on our financial condition; our dependence on fee-based business for a substantial majority of our revenue and the adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; any adverse effect on our foreign exchange revenues from decreased market volatility or cross-border investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, and our assumption of credit and counterparty risk, which could expose us to loss and adversely affect our business; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, which could increase

BNY Mellon 106

Forward-looking Statements (continued)

the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; any adverse effect on our business, financial condition and results of operations of not effectively managing our liquidity; the potential to incur losses if our allowance for credit losses is inadequate; the risks relating to new lines of business, new products and services or transformational or strategic project initiatives and the failure to implement these initiatives, which could affect our results of operations; the risks and uncertainties relating to our strategic transactions and any adverse effect on our business, results of operations and financial condition; competition in all aspects of our business and any negative effect on our ability to maintain or increase our profitability; failure to attract and retain employees and any adverse effect on our business; tax law changes or challenges to our tax positions and any adverse effect on our net income, effective tax rate and overall results of operations and financial condition; changes in accounting standards and any material impact on our reported financial condition, results of operations, cash flows and other financial data; risks associated with being a non-operating holding company, including our dependence on dividends from our subsidiaries to meet obligations, to provide funds for payment of dividends and for stock repurchases; and the impact of provisions of U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or failure to pay full and timely dividends on our preferred stock, on our ability to return capital to shareholders.

Investors should consider all risk factors discussed in our 2016 Annual Report, this Form 10-Q and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 107

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors that could affect our business, financial condition or results of operations set forth in Part I, Item 1A, Risk Factors, on pages 90 through 116 of our 2016 Annual Report. The discussion of Risk Factors, as so supplemented, sets forth our most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides that discussed below or in our 2016 Annual Report or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this report and such other reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-Q. See Forward-looking Statements.

If our resolution plan is determined not to be credible or not to facilitate an orderly resolution under the U.S. Bankruptcy Code, our business, reputation, results of operation and financial condition could be materially negatively impacted. The application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority could adversely affect our liquidity and financial condition and our security holders.

Large BHCs must develop and submit to the Federal Reserve and the FDIC for review plans for their rapid and orderly resolution in the event of material financial distress or failure. BNY Mellon and The Bank of New York Mellon each file periodic complementary resolution plans. In April 2016, the Federal Reserve and the FDIC jointly determined that our 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. The agencies issued a joint notice of deficiencies and shortcomings and the actions that must be taken to address them, which we responded to in an Oct. 1, 2016 submission. In December 2016, the agencies jointly determined that our Oct. 1, 2016 submission adequately remedied the identified deficiencies. If the agencies determine that our future submissions are not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, and we fail to address the deficiencies in a timely manner, the agencies may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. If we continue to fail to adequately remedy any deficiencies identified in future submissions, we could be required to divest assets or operations that the agencies determine necessary to facilitate our orderly resolution.

Following the receipt of feedback from the Federal Reserve and the FDIC in April 2016 on our 2015 resolution plan, we determined that, in the event of our material financial distress or failure, our preferred resolution strategy under Title I of the Dodd-Frank Act is a single point of entry strategy.

In connection with our single point of entry resolution strategy, we have established the IHC to facilitate the provision of capital and liquidity resources to certain key subsidiaries in the event of material financial distress or failure. In the second quarter of 2017, we entered into a binding support agreement that required the IHC to provide that support. The support agreement required the Parent to transfer its intercompany loans and most of its cash to the IHC, and requires the Parent to continue to transfer cash and other liquid financial assets to the IHC.

If our projected liquidity resources deteriorate so severely that resolution of the Parent becomes imminent, the committed line of credit will automatically terminate, with all amounts outstanding becoming due and payable, and the support agreement will require the Parent to transfer most of its remaining assets (other than stock in subsidiaries and a cash reserve to fund bankruptcy expenses) to the IHC. As a result, during a period of severe financial stress the Parent might commence bankruptcy proceedings at an earlier time than it otherwise would if the support agreement had not been implemented.

If the Parent were to become subject to a bankruptcy proceeding and our single point of entry strategy is successful, creditors of some or all of our material

BNY Mellon 108

Part II - Other Information (continued)

entities would receive full recoveries on their claims, while Parent’s security holders, including unsecured debt holders, could face significant losses, potentially including the loss of their entire investment. It is possible that the application of the single point of entry strategy – in which the Parent would be the only legal entity to enter resolution proceedings – could result in greater losses to holders of our unsecured debt securities than the losses that could result from the application of a different resolution strategy. Further, if the single point of entry strategy is not successful, our liquidity and financial condition would be adversely affected and our security holders may, as a consequence, be in a worse position than if the strategy had not been implemented.

In addition, Title II of the Dodd-Frank Act established an orderly liquidation process in the event of the failure of a large systemically important financial institution, such as BNY Mellon, in order to avoid or mitigate serious adverse effects on the U.S. financial system. Specifically, when a U.S. G-SIB, such as BNY Mellon is in default or danger of default, and certain specified conditions are met, the FDIC may be appointed receiver under the orderly liquidation authority instead of the U.S. Bankruptcy Code.

U.S. supervisors have indicated that a single point of entry strategy may be a desirable strategy to resolve a large financial institution such as BNY Mellon under Title II in a manner that would, similar to our preferred strategy under our Title I resolution plan, impose losses on shareholders, unsecured debt holders and other unsecured creditors of the top-tier holding company (in our case, the Parent), while permitting the holding company’s subsidiaries to continue to operate and remain solvent. Under such a strategy, assuming the Parent entered resolution proceedings and its subsidiaries remained solvent, losses at the subsidiary level could be transferred to the Parent and ultimately borne by the Parent’s security holders (including holders of the Parent’s unsecured debt securities), while third-party creditors of the Parent’s subsidiaries would receive full recoveries on their claims. Accordingly, the Parent’s security holders (including holders of unsecured debt securities and other unsecured creditors) could face losses in excess of what otherwise would have been the case.

BNY Mellon 109

Part II - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2017. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2017			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2017
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
January 2017	10,933	$45.47	10,933	$896
February 2017	5,157	46.32	5,157	657
March 2017	3,062	46.73	3,062	514
First quarter of 2017 (a)	19,152	$45.90	19,152	$514	(b)

(a)
Includes 2.9 million shares repurchased at a purchase price of $135 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $45.68.

(b)
Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2017, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2016 capital plan.

On June 29, 2016, in connection with the Federal Reserve’s non-objection to our 2016 capital plan, BNY Mellon announced a stock purchase program providing for the total repurchase of up to $2.7 billion of common stock. The 2016 capital plan began in the third quarter of 2016 and continues through the second quarter of 2017. Also, in connection with the 2016 capital plan, in August 2016, BNY Mellon issued $1 billion of noncumulative perpetual preferred stock.

Share repurchases may be executed through repurchase plans designed to comply with Rule 10b5-1 and through derivative, accelerated share repurchase and other structured transactions.

Item 6. Exhibits

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties to such agreements. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements, and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

The list of exhibits required to be filed as exhibits to this report appears on page 109 hereof, under “Index to Exhibits,” which is incorporated herein by reference.

110 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 8, 2017	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

111 BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 13, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Oct. 19, 2015, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2017. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
BNY Mellon 112

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

BNY Mellon 113