Form 10-Q
period 2017-09-30
Bank of New York Mellon Corp
filed 2017-11-07
CIK 1390777

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Sept. 30, 2017
Common Stock, $0.01 par value	1,024,022,353

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2017 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2017 events	4
Highlights of third quarter 2017 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	13
Income taxes	14
Review of businesses	14
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	33
Capital	37
Trading activities and risk management	44
Asset/liability management	47
Off-balance sheet arrangements	48
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	49
Recent accounting and regulatory developments	53
Website information	56

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	57
Consolidated Comprehensive Income Statement (unaudited)	59
Consolidated Balance Sheet (unaudited)	60
Consolidated Statement of Cash Flows (unaudited)	61
Consolidated Statement of Changes in Equity (unaudited)	62

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$983	$926	$974	$2,789	$2,603
Basic earnings per share	0.94	0.88	0.90	2.66	2.39
Diluted earnings per share	0.94	0.88	0.90	2.64	2.38

Fee and other revenue	$3,167	$3,120	$3,150	$9,305	$9,119
Income from consolidated investment management funds	10	10	17	53	21
Net interest revenue	839	826	774	2,457	2,307
Total revenue	$4,016	$3,956	$3,941	$11,815	$11,447

Return on common equity (annualized) (a)	10.6%	10.4%	10.8%	10.4%	9.8%
Adjusted return on common equity (annualized) – Non-GAAP (a)(b)	11.0%	10.8%	11.3%	10.9%	10.3%

Return on tangible common equity (annualized) – Non-GAAP (a)(c)	21.9%	21.9%	23.5%	22.0%	21.5%
Adjusted return on tangible common equity (annualized) – Non-GAAP (a)(b)(c)	22.0%	22.1%	23.6%	22.1%	21.7%

Return on average assets (annualized)	1.13%	1.09%	1.10%	1.09%	0.96%

Fee revenue as a percentage of total revenue	78%	79%	79%	79%	79%

Percentage of non-U.S. total revenue	36%	35%	36%	35%	34%

Pre-tax operating margin (a)	34%	33%	33%	33%	31%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)	35%	35%	35%	34%	33%

Net interest margin	1.15%	1.14%	1.05%	1.14%	1.00%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (d)	1.16%	1.16%	1.06%	1.16%	1.02%

Assets under management (“AUM”) at period end (in billions) (e)	$1,824	$1,771	$1,715	$1,824	$1,715
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (f)	$32.2	$31.1	$30.5	$32.2	$30.5
Market value of securities on loan at period end (in billions) (g)	$382	$336	$288	$382	$288

Average common shares and equivalents outstanding (in thousands): (h)
Basic	1,035,337	1,035,829	1,062,248	1,037,431	1,071,457
Diluted	1,041,138	1,041,879	1,067,682	1,043,585	1,077,150

Selected average balances:
Interest-earning assets	$291,841	$289,496	$296,703	$288,283	$308,560
Assets of operations	$344,966	$341,607	$350,190	$340,588	$362,092
Total assets	$345,709	$342,515	$351,230	$341,510	$363,290
Interest-bearing deposits	$142,490	$142,336	$155,109	$141,558	$160,728
Long-term debt	$28,138	$27,398	$23,930	$27,148	$22,779
Noninterest-bearing deposits	$70,168	$73,886	$81,619	$72,524	$82,861
Preferred stock	$3,542	$3,542	$3,284	$3,542	$2,798
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,780	$35,862	$35,767	$35,876	$35,616

Other information at period end:
Cash dividends per common share	$0.24	$0.19	$0.19	$0.62	$0.53
Common dividend payout ratio	26%	22%	21%	23%	22%
Common dividend yield (annualized)	1.8%	1.5%	1.9%	1.6%	1.8%
Closing stock price per common share	$53.02	$51.02	$39.88	$53.02	$39.88
Market capitalization	$54,294	$52,712	$42,167	$54,294	$42,167
Book value per common share (a)	$36.11	$35.26	$34.19	$36.11	$34.19
Tangible book value per common share – Non-GAAP (a)(c)	$18.19	$17.53	$16.67	$18.19	$16.67
Full-time employees	52,900	52,800	52,300	52,900	52,300
Common shares outstanding (in thousands)	1,024,022	1,033,156	1,057,337	1,024,022	1,057,337

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory and Capital ratios	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016
Average liquidity coverage ratio (“LCR”) (i)	119%	116%	114%

Regulatory capital ratios: (j)
Standardized:
Common equity Tier 1 (“CET1”) ratio	12.3%	12.0%	12.3%
Tier 1 capital ratio	14.6	14.3	14.5
Total (Tier 1 plus Tier 2) capital ratio	15.6	14.8	15.2
Advanced:
CET1 ratio	11.1	10.8	10.6
Tier 1 capital ratio	13.2	12.9	12.6
Total (Tier 1 plus Tier 2) capital ratio	14.0	13.2	13.0

Leverage capital ratio (j)	6.8	6.7	6.6
Supplementary leverage ratio (“SLR”) (j)	6.3	6.2	6.0

BNY Mellon shareholders’ equity to total assets ratio – GAAP	11.4	11.3	11.6
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	10.4	10.3	10.6

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (k)
Estimated CET1 ratio:
Standardized Approach	11.9%	11.5%	11.3%
Advanced Approach	10.7	10.4	9.7

Estimated SLR	6.1	6.0	5.6

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP information for all periods presented excludes the amortization of intangible assets and merger and integration (“M&I”), litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 and for the first nine months of 2016 also excludes a recovery of the previously impaired loan to Sentinel Management Group, Inc. (“Sentinel”). Additionally, the pre-tax operating margin (Non-GAAP) excludes the net income attributable to noncontrolling interests of consolidated investment management funds.

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

(f)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.3 trillion at Sept. 30, 2017 and $1.2 trillion at both June 30, 2017 and Sept. 30, 2016.

(g)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $68 billion at Sept. 30, 2017, $66 billion at June 30, 2017 and $64 billion at Sept. 30, 2016.

(h)
Beginning in the third quarter of 2017, vested stock awards to retirement eligible employees are included in common shares outstanding for earnings per share purposes. This change increased both average basic and average diluted shares outstanding by approximately 6 million for the quarter, which resulted in a de minimis impact to both basic and diluted earnings per share. For additional information, see the “Consolidated Income Statement” beginning on page 57.

(i)	For additional information on our LCR, see “Liquidity and dividends” beginning on page 33.

(j)
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

(k)
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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control or because they provide additional information about our ability to meet fully phased-in capital requirements. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures. See “Net interest revenue,” including the “Average balances and interest rates” beginning on page 10 for information on measures presented on a fully taxable equivalent basis. Also see “Capital” beginning on page 37 for information on our fully phased-in capital requirements.

Overview

The Bank of New York Mellon Corporation was the first company listed on the New York Stock Exchange (NYSE: BK). With a rich history of maintaining our financial strength and stability through all business cycles, BNY Mellon is a global investments company dedicated to improving lives through investing.

We manage and service assets for financial institutions, corporations and individual investors in 35 countries and more than 100 markets. As of Sept. 30, 2017, BNY Mellon had $32.2 trillion in assets under custody and/or administration (“AUC/A”), and $1.8 trillion in assets under management (“AUM”).

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

Key third quarter 2017 events

Definitive agreement to sell CenterSquare Investment Management

In September 2017, we announced that we entered into a definitive agreement to sell CenterSquare Investment Management (“CenterSquare”), one of our Investment Management boutiques. CenterSquare had approximately $9 billion in AUM in U.S. and global real estate and infrastructure investments. The transaction is subject to standard regulatory and other required approvals and is expected to be completed in the fourth quarter of 2017 or first quarter of 2018.

4 BNY Mellon

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

Resolution plan

As required by the Dodd-Frank Act, the Parent must submit annually to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”) a plan for its rapid and orderly resolution in the event of material financial distress or failure. The Parent filed its most recent resolution plan on July 1, 2017. We believe the 2017 resolution plan addresses all shortcomings and deficiencies identified by the FDIC and the Federal Reserve in the Company’s 2015 resolution plan. The public portion of our 2017 resolution plan is available on the Federal Reserve’s and FDIC’s websites.

In September 2017, the Federal Reserve and FDIC extended the filing deadline by one year to July 1, 2019 for the Parent’s next resolution plan.

Increase in cash dividend on common stock

BNY Mellon’s 2017 capital plan submitted in connection with our Comprehensive Capital Analysis and Review (“CCAR”) included a 26% increase in the quarterly cash dividend to $0.24 per common share. The first payment of the increased quarterly cash dividend was made on Aug. 11, 2017.

Highlights of third quarter 2017 results

We reported net income applicable to common shareholders of $983 million, or $0.94 per diluted common share, in the third quarter of 2017. Net income applicable to common shareholders was $974 million, or $0.90 per diluted common share, in the third quarter of 2016 and $926 million, or $0.88 per diluted common share, in the second quarter of 2017.

Highlights of the third quarter of 2017 include:

•
AUC/A totaled a record $32.2 trillion at Sept. 30, 2017 compared with $30.5 trillion at Sept. 30, 2016. The 6% increase primarily reflects higher market values, the favorable impact of a weaker U.S. dollar and net new business. (See “Investment Services business” beginning on page 19.)

•
AUM totaled a record $1.82 trillion at Sept. 30, 2017 compared with $1.72 trillion at Sept. 30, 2016. The 6% increase primarily reflects higher market values, net inflows and the favorable impact of a weaker U.S. dollar (principally versus the British pound). AUM excludes securities lending cash management assets and assets managed in the Investment Services business. (See “Investment Management business” beginning on page 16.)

•
Investment services fees totaled $1.92 billion, an increase of 1% compared with $1.89 billion in the third quarter of 2016. The increase primarily reflects higher money market fees, higher equity market values and net new business, partially offset by lower Depositary Receipts revenue. (See “Investment Services business” beginning on page 19.)

•
Investment management and performance fees totaled $901 million, an increase of 5% compared with $860 million in the third quarter of 2016. The increase primarily reflects higher equity market values and money market fees. (See “Investment Management business” beginning on page 16.)

•
Foreign exchange and other trading revenue totaled $173 million compared with $183 million in the third quarter of 2016. Foreign exchange revenue totaled $158 million, a decrease of 10% compared with $175 million in the third quarter of 2016, primarily reflecting lower volatility and lower Depositary Receipt-related foreign exchange activity, partially offset by higher volumes. (See “Fee and other revenue” beginning on page 7.)

•
Investment and other income totaled $63 million compared with $92 million in the third quarter of 2016. The decrease primarily reflects lower other income driven by our investments in renewable energy and lower seed capital gains. (See “Fee and other revenue” beginning on page 7.)

BNY Mellon 5

•
Net interest revenue totaled $839 million compared with $774 million in the third quarter of 2016. The 8% increase was primarily driven by higher interest rates, partially offset by lower average deposits and loans. Net interest margin was 1.15% in the third quarter of 2017 compared with 1.05% in the third quarter of 2016. The net interest margin (FTE) (Non-GAAP) was 1.16% in the third quarter of 2017 compared with 1.06% in the third quarter of 2016. (See “Net interest revenue” on page 10.)

•
The provision for credit losses was a credit of $6 million in the third quarter of 2017 and a credit of $19 million in the third quarter of 2016. (See “Asset quality and allowance for credit losses” beginning on page 29.)

•
Noninterest expense totaled $2.65 billion compared with $2.64 billion in the third quarter of 2016. The increase primarily reflects higher software and professional, legal and other purchased services expenses, partially offset by lower litigation expense and bank assessment charges. (See “Noninterest expense” beginning on page 13.)

•
The provision for income taxes was $348 million and the effective rate was 25.4% in the third quarter of 2017 compared with an income tax provision of $324 million and an effective tax rate of 24.6% in the third quarter of 2016. (See “Income taxes” on page 14.)

•
The net unrealized pre-tax gain on the total investment securities portfolio was $257 million at Sept. 30, 2017 compared with a pre-tax gain of $151 million at June 30, 2017. The increase was primarily driven by a decrease in long-term interest rates. (See “Investment securities” beginning on page 25.)

•
Our CET1 ratio under the Advanced Approach was 11.1% at Sept. 30, 2017 and 10.8% at June 30, 2017. The increase was primarily driven by CET1 generation. Our CET1 ratio under the Standardized Approach was 12.3% at Sept. 30, 2017 and 12.0% at June 30, 2017. (See “Capital” beginning on page 37.)

•
Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 10.7% at Sept. 30, 2017 and 10.4% at June 30, 2017. The increase primarily reflects CET1 generation. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.9% at Sept. 30, 2017 and 11.5% at June 30, 2017. (See “Capital” beginning on page 37.)

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD17
				3Q17 vs.				vs.
(dollars in millions, unless otherwise noted)	3Q17	2Q17	3Q16	2Q17	3Q16	YTD17	YTD16	YTD16
Investment services fees:
Asset servicing (a)	$1,105	$1,085	$1,067	2%	4%	$3,253	$3,176	2%
Clearing services	383	394	349	(3)	10	1,153	1,049	10
Issuer services	288	241	337	20	(15)	780	815	(4)
Treasury services	141	140	137	1	3	420	407	3
Total investment services fees	1,917	1,860	1,890	3	1	5,606	5,447	3
Investment management and performance fees	901	879	860	3	5	2,622	2,502	5
Foreign exchange and other trading revenue	173	165	183	5	(5)	502	540	(7)
Financing-related fees	54	53	58	2	(7)	162	169	(4)
Distribution and servicing	40	41	43	(2)	(7)	122	125	(2)
Investment and other income	63	122	92	N/M	N/M	262	271	N/M
Total fee revenue	3,148	3,120	3,126	1	1	9,276	9,054	2
Net securities gains	19	—	24	N/M	N/M	29	65	N/M
Total fee and other revenue	$3,167	$3,120	$3,150	2%	1%	$9,305	$9,119	2%

Fee revenue as a percentage of total revenue	78%	79%	79%			79%	79%

AUM at period end (in billions) (b)	$1,824	$1,771	$1,715	3%	6%	$1,824	$1,715	6%
AUC/A at period end (in trillions) (c)	$32.2	$31.1	$30.5	4%	6%	$32.2	$30.5	6%

(a)
Asset servicing fees include securities lending revenue of $47 million in the third quarter of 2017, $48 million in the second quarter of 2017, $51 million in the third quarter of 2016, $144 million in the first nine months of 2017 and $153 million in the first nine months of 2016.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at Sept. 30, 2017 and $1.2 trillion at both June 30, 2017 and Sept. 30, 2016.
N/M - Not meaningful.

Fee and other revenue increased 1% compared with the third quarter of 2016 and 2% (unannualized) compared with the second quarter of 2017. The increase compared with the third quarter of 2016 primarily reflects higher investment management and performance fees, asset servicing fees and clearing services fees, partially offset by lower issuer services fees, investment and other income and foreign exchange and other trading revenue. The increase compared with the second quarter of 2017 primarily reflects seasonally higher issuer services fees, investment management and performance fees, asset servicing fees and net securities gains, partially offset by lower investment and other income.

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2016 and the second quarter of 2017:

•	Asset servicing fees increased 4% compared with the third quarter of 2016 and 2% (unannualized) compared with the second quarter of 2017. The increase compared with the third quarter of 2016 primarily reflects higher equity market values and net new business, including growth in collateral management, partially offset by the impact of downsizing the retail UK transfer agency business. The increase compared with the second quarter of 2017 was primarily driven by the favorable impact of a weaker U.S. dollar and higher equity market values.

•
Clearing services fees increased 10% compared with the third quarter of 2016 and decreased 3% (unannualized) compared with the second quarter of 2017. The increase was primarily driven by higher money market fees and growth in long-term mutual fund assets. The decrease primarily reflects lower clearance volumes.

•
Issuer services fees decreased 15% compared with the third quarter of 2016 and increased 20% (unannualized) compared with the second quarter of 2017. The decrease primarily reflects fewer corporate actions, lost business and lower fees due to a reduction in shares outstanding in certain depositary receipts programs, partially offset by higher Corporate Trust revenue. The increase

BNY Mellon 7

compared with the second quarter of 2017 primarily reflects seasonality in Depositary Receipts revenue and higher Corporate Trust revenue.

•
Treasury services fees increased 3% compared with the third quarter of 2016 and 1% (unannualized) compared with the second quarter of 2017. Both increases primarily reflect higher payment volumes, partially offset by higher compensating balance credits provided to clients, which reduces fee revenue and increases net interest revenue.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees increased 5% compared with the third quarter of 2016 and 3% (unannualized) compared with the second quarter of 2017, primarily reflecting higher equity market values and money market fees. The increase compared with the third quarter of 2016 also reflects higher performance fees. The increase compared with the second quarter of 2017 also reflects the favorable impact of a weaker U.S. dollar. Changes in currency rates had an insignificant impact on the growth rate of investment management and performance fees compared with the third quarter of 2016. Performance fees were $15 million in the third quarter of 2017, $8 million in the third quarter of 2016 and $17 million in the second quarter of 2017.

Total AUM for the Investment Management business increased 6% compared with Sept. 30, 2016 and 3% compared with June 30, 2017. The increase compared with Sept. 30, 2016 primarily reflects higher market values, net inflows and the favorable impact of a weaker U.S. dollar (principally versus the British pound). The increase compared with June 30, 2017 primarily reflects the favorable impact of a weaker U.S. dollar (principally versus the British pound), higher market values and net inflows. Net long-term inflows of fixed income and multi-asset and alternative investments were offset by outflows of index, equity and liability-driven investments in the third quarter of 2017. Net short-term inflows of $10 billion in the third quarter of 2017 were a result of increased distribution through our liquidity portals.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Foreign exchange	$158	$151	$175	$463	$512
Other trading revenue	15	14	8	39	28
Total foreign exchange and other trading revenue	$173	$165	$183	$502	$540

Foreign exchange and other trading revenue decreased 5% compared with the third quarter of 2016 and increased 5% (unannualized) compared with the second quarter of 2017.

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, and the impact of foreign currency hedging activities. Foreign exchange revenue decreased 10% compared with the third quarter of 2016, primarily reflecting lower volatility and lower Depositary Receipt-related foreign exchange activity, partially offset by higher volumes. Foreign exchange revenue increased 5% (unannualized) compared with the second quarter of 2017 reflecting higher volumes. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Our custody clients may enter into foreign exchange transactions in a number of ways, including through our standing instruction programs. While the shift of custody clients from our standing instruction programs to other trading options has abated, our foreign exchange revenue continues to be impacted by changes in volume and volatility. For the quarter ended Sept. 30, 2017, our total revenue for all types of foreign exchange trading transactions was $158 million, or 4% of our total revenue, and approximately 28% of our foreign exchange revenue was generated by transactions in our standing instruction programs.

8 BNY Mellon

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business and the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees decreased compared with the third quarter of 2016 primarily reflecting lower syndication fees. Financing-related fees increased compared with the second quarter of 2017 primarily reflecting higher underwriting fees.

Distribution and servicing fees

Distribution and servicing fees decreased compared with the third quarter of 2016 primarily reflecting fees paid to introducing brokers, partially offset by higher money market fees.

Investment and other income

Investment and other income
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Corporate/bank-owned life insurance	$37	$43	$34	$110	$96
Lease-related gains	—	51	—	52	44
Expense reimbursements from joint venture	18	17	18	49	52
Equity investment income (loss)	—	7	(1)	33	(8)
Seed capital gains (a)	6	10	16	25	38
Asset-related gains (losses)	1	(5)	8	(1)	9
Other income (loss)	1	(1)	17	(6)	40
Total investment and other income	$63	$122	$92	$262	$271

(a)
Excludes the gains (losses) on seed capital investments in consolidated investment management funds which are reflected in operations of consolidated investment management funds, net of noncontrolling interests. The gains on seed capital investments in consolidated investment management funds were $7 million in the third quarter of 2017, $7 million in the second quarter of 2017, $8 million in the third quarter of 2016, $29 million in the first nine months of 2017 and $15 million in the first nine months of 2016.

Investment and other income decreased compared with both the third quarter of 2016 and second quarter of 2017. The decrease compared with the third quarter of 2016 primarily reflects lower other income driven by increased pre-tax losses on our investments in renewable energy and lower seed capital gains. The pre-tax losses on the renewable energy investments are offset by corresponding tax benefits and credits recorded as a reduction to the provision for income taxes. The decrease compared with the second quarter of 2017 primarily reflects lease-related gains recorded in the second quarter of 2017 and lower income from corporate/bank-owned life insurance.

Year-to-date 2017 compared with year-to-date 2016

Fee and other revenue increased 2% compared with the first nine months of 2016, primarily reflecting higher investment management and performance fees, clearing services fees and asset servicing fees, partially offset by lower foreign exchange and other trading revenue, net securities gains and issuer services fees. The 5% increase in investment management and performance fees primarily reflects higher market values, money market fees and performance fees, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). The 10% increase in clearing services fees primarily reflects higher money market fees and growth in long-term mutual fund assets. The 2% increase in asset servicing fees primarily reflects net new business, including growth in collateral management and higher equity market values, partially offset by the unfavorable impact of a stronger U.S. dollar and the impact of downsizing the retail UK transfer agency business. The 7% decrease in foreign exchange and other trading revenue primarily reflects lower volatility and lower Depositary Receipts-related foreign exchange activity. The 4% decrease in issuer services fees primarily reflects lower Depositary Receipts revenue.

BNY Mellon 9

Net interest revenue

Net interest revenue										YTD17
				3Q17 vs.						vs.
(dollars in millions)	3Q17	2Q17	3Q16	2Q17		3Q16		YTD17	YTD16	YTD16
Net interest revenue	$839	$826	$774	2%		8%		$2,457	$2,307	7%
Tax equivalent adjustment	12	12	12	N/M		N/M		36	39	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$851	$838	$786	2%		8%		$2,493	$2,346	6%

Average interest-earning assets	$291,841	$289,496	$296,703	1%		(2)%		$288,283	$308,560	(7)%

Net interest margin	1.15%	1.14%	1.05%	1	bps	10	bps	1.14%	1.00%	14	bps
Net interest margin (FTE) – Non-GAAP (a)	1.16%	1.16%	1.06%	—		10	bps	1.16%	1.02%	14	bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

FTE - fully taxable equivalent.
N/M - Not meaningful.
bps - basis points.

Net interest revenue increased 8% compared with the third quarter of 2016 and 2% (unannualized) compared with the second quarter of 2017 primarily reflecting higher interest rates, partially offset by lower average deposits and loans. The sequential increase also reflects an additional interest-earning day during the quarter.

Net interest margin increased 10 basis points compared with the third quarter of 2016, primarily reflecting the factors listed above.

Average non-U.S. dollar deposits comprised approximately 30% of our average total deposits in the third quarter of 2017. Approximately 45% of the average non-U.S. dollar deposits in the third quarter of 2017 were euro-denominated.

Year-to-date 2017 compared with year-to-date 2016

Net interest revenue increased 7% compared with the first nine months of 2016, primarily driven by higher interest rates and lower premium amortization, partially offset by lower average deposits and interest-earning assets. The increase in the net interest margin was primarily driven by the factors listed above.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	Sept. 30, 2017			June 30, 2017			Sept. 30, 2016
(dollar amounts in millions, presented on an FTE basis)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$15,899	$34	0.86%	$14,832	$27	0.73%	$14,066	$26	0.74%
Interest-bearing deposits held at the Federal Reserve and other central banks	70,430	89	0.50	69,316	71	0.41	74,102	37	0.20
Federal funds sold and securities purchased under resale agreements	28,120	119	1.67	26,873	86	1.29	26,376	62	0.93
Margin loans	13,206	87	2.60	15,058	87	2.32	18,132	67	1.48
Non-margin loans:
Domestic offices	29,950	216	2.87	30,734	207	2.70	30,534	171	2.22
Foreign offices	12,788	67	2.09	13,001	65	1.99	12,912	47	1.45
Total non-margin loans	42,738	283	2.64	43,735	272	2.49	43,446	218	1.99
Securities:
U.S. Government obligations	25,349	106	1.67	25,928	106	1.64	25,279	94	1.49
U.S. Government agency obligations	61,710	309	2.00	59,533	290	1.95	56,464	240	1.70
State and political subdivisions – tax-exempt	3,226	25	3.06	3,298	26	3.09	3,598	27	2.98
Other securities	28,804	98	1.34	28,468	81	1.15	33,064	102	1.23
Trading securities	2,359	13	2.26	2,455	18	2.85	2,176	13	2.62
Total securities	121,448	551	1.81	119,682	521	1.74	120,581	476	1.58
Total interest-earning assets (a)	$291,841	$1,163	1.59%	$289,496	$1,064	1.47%	$296,703	$886	1.19%
Allowance for loan losses	(165)			(164)			(165)
Cash and due from banks	4,961			4,972			4,189
Other assets	48,329			47,303			49,463
Assets of consolidated investment management funds	743			908			1,040
Total assets	$345,709			$342,515			$351,230
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,509	$1	0.06%	$7,379	$1	0.04%	$7,346	$1	0.06%
Savings	837	1	0.76	1,014	2	0.75	1,201	1	0.41
Demand deposits	5,932	5	0.27	5,659	2	0.14	2,681	3	0.36
Time deposits	29,934	24	0.32	34,757	15	0.18	45,186	7	0.07
Foreign offices	98,278	26	0.10	93,527	12	0.05	98,695	(18)	(0.08)
Total interest-bearing deposits	142,490	57	0.16	142,336	32	0.09	155,109	(6)	(0.02)
Federal funds purchased and securities sold under repurchase agreements	21,403	70	1.30	17,970	38	0.84	9,585	6	0.24
Trading liabilities	1,434	2	0.54	1,216	2	0.61	735	2	1.11
Other borrowed funds	2,197	7	1.38	1,193	4	1.24	874	1	0.76
Commercial paper	2,736	8	1.15	2,215	5	0.95	1,173	1	0.35
Payables to customers and broker-dealers	18,516	19	0.42	20,609	16	0.30	16,873	3	0.07
Long-term debt	28,138	149	2.07	27,398	129	1.87	23,930	93	1.54
Total interest-bearing liabilities	$216,914	$312	0.57%	$212,937	$226	0.42%	$208,279	$100	0.19%
Total noninterest-bearing deposits	70,168			73,886			81,619
Other liabilities	17,728			15,545			21,343
Liabilities and obligations of consolidated investment management funds	35			111			238
Total liabilities	304,845			302,479			311,479
Temporary equity
Redeemable noncontrolling interests	188			172			179
Permanent equity
Total BNY Mellon shareholders’ equity	40,322			39,404			39,051
Noncontrolling interests	354			460			521
Total permanent equity	40,676			39,864			39,572
Total liabilities, temporary equity and permanent equity	$345,709			$342,515			$351,230
Net interest revenue (FTE) – Non-GAAP		$851			$838			$786
Net interest margin (FTE) – Non-GAAP			1.16%			1.16%			1.06%
Less: Tax equivalent adjustment (b)		12			12			12
Net interest revenue – GAAP		$839			$826			$774
Net interest margin – GAAP			1.15%			1.14%			1.05%

Note:	Interest and average rates were calculated on a taxable equivalent basis using dollar amounts in thousands and actual number of days in the year.

(a)	Interest income and average yield are presented on an FTE basis (Non-GAAP).

(b)	Based on the applicable tax rate of 35%.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	Sept. 30, 2017			Sept. 30, 2016
(dollar amounts in millions, presented on an FTE basis)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$15,153	$83	0.73%	$14,455	$76	0.70%
Interest-bearing deposits held at the Federal Reserve and other central banks	68,613	217	0.42	86,947	170	0.26
Federal funds sold and securities purchased under resale agreements	26,779	272	1.36	25,275	167	0.88
Margin loans	14,663	249	2.27	18,420	194	1.41
Non-margin loans:
Domestic offices	30,545	611	2.67	29,488	493	2.23
Foreign offices	13,126	189	1.93	13,112	144	1.47
Total non-margin loans	43,671	800	2.45	42,600	637	2.00
Securities:
U.S. Government obligations	25,835	316	1.64	24,778	278	1.50
U.S. Government agency obligations	59,384	870	1.95	56,161	727	1.73
State and political subdivisions – tax-exempt	3,298	77	3.09	3,784	83	2.92
Other securities	28,531	267	1.25	33,592	309	1.23
Trading securities	2,356	48	2.74	2,548	45	2.37
Total securities	119,404	1,578	1.76	120,863	1,442	1.59
Total interest-earning assets (a)	$288,283	$3,199	1.48%	$308,560	$2,686	1.16%
Allowance for loan losses	(166)			(162)
Cash and due from banks	5,010			4,070
Other assets	47,461			49,624
Assets of consolidated investment management funds	922			1,198
Total assets	$341,510			$363,290
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,466	$3	0.05%	$7,337	$3	0.06%
Savings	980	5	0.70	1,203	3	0.36
Demand deposits	5,656	8	0.18	1,782	5	0.40
Time deposits	33,354	50	0.20	44,832	19	0.06
Foreign offices	94,102	32	0.05	105,574	(9)	(0.01)
Total interest-bearing deposits	141,558	98	0.09	160,728	21	0.02
Federal funds purchased and securities sold under repurchase agreements	19,465	132	0.90	15,471	28	0.24
Trading liabilities	1,188	6	0.65	650	5	1.05
Other borrowed funds	1,409	13	1.26	827	5	0.90
Commercial paper	2,374	18	1.01	1,657	5	0.37
Payables to customers and broker-dealers	19,360	42	0.29	16,870	9	0.07
Long-term debt	27,148	397	1.93	22,779	267	1.55
Total interest-bearing liabilities	$212,502	$706	0.44%	$218,982	$340	0.21%
Total noninterest-bearing deposits	72,524			82,861
Other liabilities	16,299			21,993
Liabilities and obligations of consolidated investment management funds	129			250
Total liabilities	301,454			324,086
Temporary equity
Redeemable noncontrolling interests	174			183
Permanent equity
Total BNY Mellon shareholders’ equity	39,418			38,414
Noncontrolling interests	464			607
Total permanent equity	39,882			39,021
Total liabilities, temporary equity and permanent equity	$341,510			$363,290
Net interest revenue (FTE) – Non-GAAP		$2,493			$2,346
Net interest margin (FTE) – Non-GAAP			1.16%			1.02%
Less: Tax equivalent adjustment (b)		36			39
Net interest revenue – GAAP		$2,457			$2,307
Net interest margin – GAAP			1.14%			1.00%

Note:	Interest and average rates were calculated on a taxable equivalent basis using dollar amounts in thousands and actual number of days in the year.

(a)	Interest income and average yield are presented on an FTE basis (Non-GAAP).

(b)	Based on the applicable tax rate of 35%.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD17
				3Q17 vs.				vs.
(dollars in millions)	3Q17	2Q17	3Q16	2Q17	3Q16	YTD17	YTD16	YTD16
Staff	$1,469	$1,417	$1,467	4%	—%	$4,358	$4,338	—%
Professional, legal and other purchased services	305	319	292	(4)	4	936	860	9
Software	175	173	156	1	12	514	470	9
Net occupancy	141	139	143	1	(1)	416	437	(5)
Distribution and servicing	109	104	105	5	4	313	307	2
Sub-custodian	62	65	59	(5)	5	191	188	2
Furniture and equipment	58	59	59	(2)	(2)	174	187	(7)
Bank assessment charges (a)	51	59	61	(14)	(16)	167	166	1
Business development	49	63	52	(22)	(6)	163	174	(6)
Other (a)	177	192	170	(8)	4	536	546	(2)
Amortization of intangible assets	52	53	61	(2)	(15)	157	177	(11)
M&I, litigation and restructuring charges	6	12	18	N/M	N/M	26	42	N/M
Total noninterest expense – GAAP	$2,654	$2,655	$2,643	—%	—%	$7,951	$7,892	1%

Staff expense as a percentage of total revenue	37%	36%	37%			37%	38%

Full-time employees at period end	52,900	52,800	52,300	—%	1%	52,900	52,300	1%

Memo:
Adjusted total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$2,596	$2,590	$2,564	—%	1%	$7,768	$7,673	1%

(a)
In the first quarter of 2017, we began disclosing bank assessment charges on a quarterly basis. The bank assessment charges were previously included in other expense. All prior periods were reclassified.

N/M - Not meaningful.

Total noninterest expense increased less than 1% compared with the third quarter of 2016 and decreased slightly compared with the second quarter of 2017. The increase primarily reflects higher software and professional, legal and other purchased services expenses, partially offset by lower litigation expense and bank assessment charges. The decrease primarily reflects lower other, professional, legal and other purchased services and business development expenses as well as lower bank assessment charges, partially offset by higher staff expense. Excluding amortization of intangible assets and M&I, litigation and restructuring charges, total noninterest expense, as adjusted (Non-GAAP), increased 1% compared with the third quarter of 2016 and less than 1% (unannualized) compared with the second quarter of 2017.

We continue to invest in our risk management, regulatory compliance and other control functions to improve our safety and soundness and in light of increased global regulatory requirements. As a result of the submission of our 2017 resolution plan, we began to experience a modest decrease in the expenses relating to these functions in the third quarter of 2017.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in the third quarter of 2017, 56% in the third quarter of 2016 and 53% in the second quarter of 2017.

Staff expense increased slightly compared with the third quarter of 2016 as the annual employee merit increase was offset by lower severance. Staff expense increased 4% (unannualized) compared with the second quarter of 2017, primarily due to higher incentives expense reflecting stronger performance and the annual employee merit increase.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, legal, productivity initiatives and business development.

BNY Mellon 13

Non-staff expense totaled $1.2 billion, an increase of 1% compared with the third quarter of 2016 and a decrease of 4% (unannualized) compared with the second quarter of 2017. The increase primarily reflects higher software and professional, legal and other purchased services expenses, partially offset by lower litigation expense and bank assessment charges. The decrease primarily reflects lower other, professional, legal and other purchases services and business development expenses as well as lower bank assessment charges. The decrease in professional, legal and other purchased services was driven by lower consulting expense related to resolution planning.

Year-to-date 2017 compared with year-to-date 2016

Noninterest expense increased 1% compared with the first nine months of 2016, primarily reflecting higher consulting and software expenses, partially offset by lower net occupancy. The increase in consulting expense primarily reflects higher regulatory and compliance costs. Net occupancy expense decreased as we continue to benefit from the savings generated by the business improvement process.

Income taxes

BNY Mellon recorded an income tax provision of $348 million (25.4% effective tax rate) in the third quarter of 2017. The income tax provision was $324 million (24.6% effective tax rate) in the third quarter of 2016 and $332 million (25.4% effective tax rate) in the second quarter of 2017. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

We expect the effective tax rate to be approximately 25-26% in 2017 based on current income tax rates. Based on our expected revenue growth as well as the mix of earnings we project for next year, we expect our effective tax rate may rise approximately 100 basis points in 2018.

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

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, incentives expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the third quarter, staff expense typically increases reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound and the euro. On a consolidated basis and in our Investment Services business, we typically have more foreign currency denominated expenses than revenues. However, our Investment

14 BNY Mellon

Management business typically has more foreign currency denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

The following table presents key market metrics at period end and on an average basis.

Key market metrics												YTD17
						3Q17 vs.						vs.
	3Q17	2Q17	1Q17	4Q16	3Q16	2Q17		3Q16		YTD17	YTD16	YTD16
Standard & Poor’s (“S&P”) 500 Index (a)	2519	2423	2363	2239	2168	4%		16%		2519	2168	16%
S&P 500 Index – daily average	2467	2398	2326	2185	2162	3		14		2397	2065	16
FTSE 100 Index (a)	7373	7313	7323	7143	6899	1		7		7373	6899	7
FTSE 100 Index – daily average	7380	7391	7274	6923	6765	—		9		7348	6326	16
MSCI EAFE (a)	1974	1883	1793	1684	1702	5		16		1974	1702	16
MSCI EAFE – daily average	1934	1856	1749	1660	1677	4		15		1847	1640	13
Barclays Capital Global Aggregate BondSM Index (a)(b)	480	471	459	451	486	2		(1)		480	486	(1)
NYSE and NASDAQ share volume (in billions)	179	199	186	189	186	(10)		(4)		565	608	(7)
JPMorgan G7 Volatility Index – daily average (c)	8.17	7.98	10.10	10.24	10.19	2		(20)		8.75	10.63	(18)
Average interest on excess reserves paid by the Federal Reserve	1.25%	1.04%	0.79%	0.55%	0.50%	21	bps	75	bps	1.03%	0.50%	53	bps

Foreign exchange rates vs. U.S. dollar:
British pound (a)	$1.34	$1.30	$1.25	$1.23	$1.30	3%		3%		$1.34	$1.30	3%
British pound – average rate	1.31	1.28	1.24	1.24	1.31	2		—		1.28	1.39	(8)
Euro (a)	1.18	1.14	1.07	1.05	1.12	4		5		1.18	1.12	5
Euro – average rate	1.17	1.10	1.07	1.08	1.12	6		4		1.13	1.12	1

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
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

BNY Mellon 15

Investment Management business

										YTD17
						3Q17 vs.				vs.
(dollars in millions)	3Q17	2Q17	1Q17	4Q16	3Q16	2Q17	3Q16	YTD17	YTD16	YTD16
Revenue:
Investment management fees:
Mutual funds	$332	$314	$299	$297	$309	6%	7%	$945	$913	4%
Institutional clients	367	362	348	340	362	1	1	1,077	1,040	4
Wealth management	172	169	167	164	166	2	4	508	478	6
Investment management fees (a)	871	845	814	801	837	3	4	2,530	2,431	4
Performance fees	15	17	12	32	8	N/M	88	44	28	57
Investment management and performance fees	886	862	826	833	845	3	5	2,574	2,459	5
Distribution and servicing	51	53	52	48	49	(4)	4	156	144	8
Other (a)	(19)	(16)	(1)	(1)	(18)	N/M	N/M	(36)	(59)	N/M
Total fee and other revenue (a)	918	899	877	880	876	2	5	2,694	2,544	6
Net interest revenue	82	87	86	80	82	(6)	—	255	247	3
Total revenue	1,000	986	963	960	958	1	4	2,949	2,791	6
Provision for credit losses	(2)	—	3	6	—	N/M	N/M	1	—	N/M
Noninterest expense (ex. amortization of intangible assets)	687	683	668	672	680	1	1	2,038	2,024	1
Amortization of intangible assets	15	15	15	22	22	—	(32)	45	60	(25)
Total noninterest expense	702	698	683	694	702	1	—	2,083	2,084	—
Income before taxes	$300	$288	$277	$260	$256	4%	17%	$865	$707	22%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$315	$303	$292	$282	$278	4%	13%	$910	$767	19%

Pre-tax operating margin	30%	29%	29%	27%	27%			29%	25%
Adjusted pre-tax operating margin – Non-GAAP (b)	35%	34%	34%	33%	33%			35%	31%

Average balances:
Average loans	$16,724	$16,560	$16,153	$15,673	$15,308	1%	9%	$16,481	$14,795	11%
Average deposits	$12,374	$14,866	$15,781	$15,511	$15,600	(17)%	(21)%	$14,283	$15,696	(9)%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See page 52 for a breakdown of the revenue line items in the Investment Management business impacted by the consolidated investment management funds. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes amortization of intangible assets, provision for credit losses and distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

16 BNY Mellon

AUM trends (a)						3Q17 vs.
(dollars in billions)	3Q17	2Q17	1Q17	4Q16	3Q16	2Q17	3Q16
AUM at period end, by product type:
Equity	$158	$163	$158	$153	$156	(3)%	1%
Fixed income	206	198	191	186	194	4	6
Index	333	324	330	312	302	3	10
Liability-driven investments (b)	622	607	584	554	607	2	2
Multi-asset and alternative investments	207	192	188	181	189	8	10
Cash	298	287	276	262	267	4	12
Total AUM	$1,824	$1,771	$1,727	$1,648	$1,715	3%	6%

AUM at period end, by client type:
Institutional	$1,285	$1,265	$1,243	$1,182	$1,234	2%	4%
Mutual funds	447	418	397	381	396	7	13
Private client	92	88	87	85	85	5	8
Total AUM	$1,824	$1,771	$1,727	$1,648	$1,715	3%	6%

Changes in AUM:
Beginning balance of AUM	$1,771	$1,727	$1,648	$1,715	$1,664
Net inflows (outflows):
Long-term strategies:
Equity	(2)	(2)	(4)	(5)	(6)
Fixed income	4	2	2	(1)	(1)
Liability-driven investments (b)	(2)	15	14	(7)	4
Multi-asset and alternative investments	3	1	2	3	7
Total long-term active strategies inflows (outflows)	3	16	14	(10)	4
Index	(3)	(13)	—	(1)	(3)
Total long-term strategies inflows (outflows)	—	3	14	(11)	1
Short term strategies:
Cash	10	11	13	(3)	(1)
Total net inflows (outflows)	10	14	27	(14)	—
Net market impact/other	17	1	41	(11)	80
Net currency impact	26	29	11	(42)	(29)
Ending balance of AUM	$1,824	$1,771	$1,727	$1,648	$1,715	3%	6%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes currency overlay AUM.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, Wealth Management business and global distribution companies. See pages 19 and 20 of our 2016 Annual Report for additional information on our Investment Management business.

Review of financial results

AUM increased 6% compared with Sept. 30, 2016 primarily reflecting higher market values, net inflows and the favorable impact of the weaker U.S. dollar (principally versus the British pound). The increase compared with June 30, 2017 primarily reflects the favorable impact of the weaker U.S. dollar (principally versus the British pound), higher market values and net inflows.

Net long-term inflows of fixed income and multi-asset and alternative investments were offset by outflows of index, equity and liability-driven investments in the third quarter of 2017. Net short-term inflows of $10 billion in the third quarter of 2017 were a result of increased distribution through our liquidity portals. Market and regulatory trends have driven investable assets toward investments in lower fee asset management products, which negatively impacted our investment management fees.

Total revenue increased 4% compared with the third quarter of 2016 and 1% (unannualized) compared with the second quarter of 2017. Both increases primarily reflect higher investment management and performance fees.

Revenue generated in the Investment Management business included 41% from non-U.S. sources in the

BNY Mellon 17

third quarter of 2017, compared with 40% in both the third quarter of 2016 and second quarter of 2017.

Investment management fees in the Investment Management business increased 4% compared with the third quarter of 2016 and 3% (unannualized) compared with the second quarter of 2017. Both increases primarily reflect higher equity market values and money market fees. The increase compared with the second quarter of 2017 also reflects the favorable impact of a weaker U.S. dollar.

Distribution and servicing fees increased compared with the third quarter of 2016 primarily reflecting higher money market fees.

Other revenue decreased compared with the third quarter of 2016 primarily reflecting higher payments to Investment Services related to higher money market fees.

Net interest revenue was unchanged compared with the third quarter of 2016 and decreased 6% (unannualized) compared with the second quarter of 2017. The decrease primarily reflects lower average deposits. Average loans increased 9% compared with the third quarter of 2016 and 1% compared with the second quarter of 2017. Average deposits decreased 21% compared with the third quarter of 2016 and 17% compared with the second quarter of 2017.

Noninterest expense, excluding amortization of intangible assets, increased 1% compared with the third quarter of 2016 and 1% (unannualized) compared with the second quarter of 2017. The increase compared with the third quarter of 2016 primarily reflects higher other and distribution and servicing expenses, partially offset by lower severance expense. The increase compared with the second quarter of 2017 primarily reflects higher distribution and servicing expense.

Year-to-date 2017 compared with year-to-date 2016

Income before taxes increased 22% compared with the first nine months of 2016, primarily reflecting revenue growth of 6%, partially offset by a 1% increase in noninterest expense, excluding amortization of intangible assets. Fee and other revenue increased 6% primarily reflecting higher investment management and performance fees. The increase in investment management and performance fees primarily reflects higher market values, money market fees and performance fees, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound). Net interest revenue increased 3% primarily due to higher interest rates and average loans, partially offset by lower average deposits. Noninterest expense, excluding amortization of intangible assets, increased 1% primarily reflecting higher incentives expense, driven by stronger performance, partially offset by the favorable impact of a stronger U.S. dollar (principally versus the British pound).

18 BNY Mellon

Investment Services business

										YTD17
(dollar amounts in millions, unless otherwise noted)						3Q17 vs.				vs.
	3Q17	2Q17	1Q17	4Q16	3Q16	2Q17	3Q16	YTD17	YTD16	YTD16
Revenue:
Investment services fees:
Asset servicing	$1,081	$1,061	$1,038	$1,043	$1,039	2%	4%	$3,180	$3,098	3%
Clearing services	381	393	375	354	347	(3)	10	1,149	1,045	10
Issuer services	288	241	250	211	336	20	(14)	779	813	(4)
Treasury services	141	139	139	139	136	1	4	419	402	4
Total investment services fees	1,891	1,834	1,802	1,747	1,858	3	2	5,527	5,358	3
Foreign exchange and other trading revenue	154	145	153	157	177	6	(13)	452	506	(11)
Other (a)	142	136	129	128	148	4	(4)	407	403	1
Total fee and other revenue	2,187	2,115	2,084	2,032	2,183	3	—	6,386	6,267	2
Net interest revenue	777	761	707	713	715	2	9	2,245	2,084	8
Total revenue	2,964	2,876	2,791	2,745	2,898	3	2	8,631	8,351	3
Provision for credit losses	(2)	(3)	—	—	1	N/M	N/M	(5)	8	N/M
Noninterest expense (ex. amortization of intangible assets)	1,837	1,889	1,812	1,786	1,812	(3)	1	5,538	5,401	3
Amortization of intangible assets	37	38	37	38	39	(3)	(5)	112	117	(4)
Total noninterest expense	1,874	1,927	1,849	1,824	1,851	(3)	1	5,650	5,518	2
Income before taxes	$1,092	$952	$942	$921	$1,046	15%	4%	$2,986	$2,825	6%
Income before taxes (ex. amortization of intangible assets) – Non-GAAP	$1,129	$990	$979	$959	$1,085	14%	4%	$3,098	$2,942	5%

Pre-tax operating margin	37%	33%	34%	34%	36%			35%	34%
Adjusted pre-tax operating margin (ex. provision for credit losses and amortization of intangible assets) – Non-GAAP	38%	34%	35%	35%	37%			36%	35%

Investment services fees as a percentage of noninterest expense (ex. amortization of intangible assets)	103%	97%	99%	98%	103%			100%	99%

Securities lending revenue	$41	$42	$40	$44	$42	(2)%	(2)%	$123	$126	(2)%

Metrics:
Average loans	$38,038	$40,931	$42,818	$45,832	$44,329	(7)%	(14)%	$40,578	$44,373	(9)%
Average deposits	$198,299	$200,417	$197,690	$213,531	$220,316	(1)%	(10)%	$198,796	$219,344	(9)%

AUC/A at period end (in trillions) (b)	$32.2	$31.1	$30.6	$29.9	$30.5	4%	6%	$32.2	$30.5	6%
Market value of securities on loan at period end (in billions) (c)	$382	$336	$314	$296	$288	14%	33%	$382	$288	33%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$166	$152	$109	$141	$150

Clearing services:
Average active clearing accounts (U.S. platform) (in thousands)	6,203	6,159	6,058	5,960	5,942	1%	4%
Average long-term mutual fund assets (U.S. platform)	$500,998	$480,532	$460,977	$438,460	$443,112	4%	13%
Average investor margin loans (U.S. platform)	$8,886	$9,812	$10,740	$10,562	$10,834	(9)%	(18)%

Depositary Receipts:
Number of sponsored programs	938	1,025	1,050	1,062	1,094	(8)%	(14)%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,534	$2,498	$2,373	$2,307	$2,212	1%	15%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at Sept. 30, 2017 and $1.2 trillion at June 30, 2017, March 31, 2017, Dec. 31, 2016 and Sept. 30, 2016.

(c)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $68 billion at Sept. 30, 2017, $66 billion at June 30, 2017, $65 billion at March 31, 2017, $63 billion at Dec. 31, 2016 and $64 billion at Sept. 30, 2016.

N/M - Not meaningful.

BNY Mellon 19

Business description

BNY Mellon Investment Services provides business and technology solutions across the investments process to financial institutions, corporations, foundations and endowments, public funds and government agencies.

We are one of the leading global investment services providers with $32.2 trillion of AUC/A at Sept. 30, 2017.

•
We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. We provide services to settle securities transactions in approximately 100 markets.

•	We are a leading provider of tri-party repo collateral services with approximately $2.5 trillion serviced globally and approximately $1.6 trillion of the U.S. tri-party repo market.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $3.3 trillion in 33 separate markets.

•	We serve as trustee and/or paying agent on more than 50,000 debt-related issuances globally.

•
As one of the largest providers of depositary receipts services in the world, we served as depositary for 938 sponsored American and global depositary receipts programs at Sept. 30, 2017, acting in partnership with leading companies from 59 countries.

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

Our alternative investment services and structured products business provides a full range of solutions for alternative investment managers, including prime custody, fund accounting, and client and regulatory reporting services. We also support exchange-traded funds and unit investment trusts, providing fund administration, custody, basket creation and dissemination, authorized participant interaction and order processing, among other services.

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

20 BNY Mellon

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

Review of financial results

AUC/A increased 6% compared with Sept. 30, 2016 to a record $32.2 trillion, primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar and net new business. AUC/A consisted of

37% equity securities and 63% fixed income securities at Sept. 30, 2017, compared with 34% equity securities and 66% fixed income securities at Sept. 30, 2016.

Investment services fees increased 2% compared with the third quarter of 2016 and 3% (unannualized) compared with the second quarter of 2017, reflecting the following factors:

•
Asset servicing fees (custody, fund services, broker-dealer services, securities finance, collateral and liquidity services) increased 4% compared with the third quarter of 2016 and 2% (unannualized) compared with the second quarter of 2017. The increase compared with the third quarter of 2016 primarily reflects higher equity market values and net new business, including growth in collateral management, partially offset by the impact of downsizing the retail UK transfer agency business. The increase compared with the second quarter of 2017 was primarily driven by the favorable impact of a weaker U.S. dollar and higher equity market values.

•
Clearing services fees increased 10% compared with the third quarter of 2016 primarily driven by higher money market fees and growth in long-term mutual fund assets. Clearing services fees decreased 3% (unannualized) compared with the second quarter of 2017 primarily reflecting lower clearance volumes.

•
Issuer services fees (Depositary Receipts and Corporate Trust) decreased 14% compared with the third quarter of 2016 and increased 20% (unannualized) compared with the second quarter of 2017. The decrease compared with the third quarter of 2016 primarily reflects fewer corporate actions, lost business and lower fees due to a reduction in shares outstanding in certain depositary receipts programs, partially offset by higher Corporate Trust revenue. The increase compared with the second quarter of 2017 primarily reflects seasonality in Depositary Receipts revenue and higher Corporate Trust revenue.

•
Treasury services fees (global payments, trade finance and cash management) increased 4% compared with the third quarter of 2016 and 1% (unannualized) compared with the second quarter of 2017 primarily reflecting higher payment volumes, partially offset by higher compensating

BNY Mellon 21

balance credits provided to clients, which reduces fee revenue and increases net interest revenue.

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

Foreign exchange and other trading revenue decreased 13% compared with the third quarter of 2016 primarily reflecting lower volatility and lower Depositary Receipt-related foreign exchange activity, partially offset by higher volumes. Foreign exchange and other trading revenue increased 6% (unannualized) compared with the second quarter of 2017 primarily reflecting higher volumes.

Other revenue decreased 4% compared with the third quarter of 2016 and increased 4% (unannualized) compared with the second quarter of 2017. The third quarter of 2016 results include termination fees related to the clearing services business. Both comparisons reflect higher payments from Investment Management related to higher money market fees.

Net interest revenue increased 9% compared with the third quarter of 2016 primarily reflecting the impact of the higher interest rates, partially offset by lower average deposits and loans. Net interest revenue increased 2% (unannualized) compared with the second quarter of 2017 primarily reflecting higher interest rates.

Noninterest expense, excluding amortization of intangible assets, increased 1% compared with the third quarter of 2016 and decreased 3% (unannualized) compared with the second quarter of 2017. The increase primarily reflects additional technology related-costs, partially offset by lower staff expense. The decrease primarily reflects lower consulting expense, volume-related clearing and sub-custodian expenses and lower business development expense.

Year-to-date 2017 compared with year-to-date 2016

Income before taxes increased 6% compared with the first nine months of 2016, primarily driven by revenue growth of 3%, partially offset by a 3% increase in noninterest expense, excluding amortization of intangible assets. Fee and other revenue increased 2% primarily reflecting higher clearing services and asset servicing fees, partially offset by lower foreign exchange and other trading revenue. The increase in clearing services fees primarily reflects higher money market fees and growth in long-term mutual fund assets. The increase in asset servicing fees primarily reflects net new business, including growth in collateral management and higher equity market values, partially offset by the impact of downsizing the retail UK transfer agency business and the unfavorable impact of a stronger U.S. dollar. The decrease in foreign exchange and other trading revenue primarily reflects lower volatility and lower Depositary Receipt-related foreign exchange activity. Net interest revenue increased 8% primarily due to higher interest rates, partially offset by lower average deposits. Noninterest expense, excluding amortization of intangible assets, increased 3% primarily reflecting higher expenses from regulatory and compliance costs and additional technology investments, partially offset by lower litigation expense and the favorable impact of a stronger U.S. dollar.

22 BNY Mellon

Other segment

(in millions)	3Q17	2Q17	1Q17	4Q16	3Q16	YTD17	YTD16
Revenue:
Fee and other revenue	$69	$113	$72	$42	$100	$254	$324
Net interest (expense) revenue	(20)	(22)	(1)	38	(23)	(43)	(24)
Total revenue	49	91	71	80	77	211	300
Provision for credit losses	(2)	(4)	(8)	1	(20)	(14)	(26)
Noninterest expense (ex. M&I and restructuring charges)	77	28	106	108	88	211	282
M&I and restructuring charges	—	—	1	2	—	1	2
Total noninterest expense	77	28	107	110	88	212	284
(Loss) income before taxes	$(26)	$67	$(28)	$(31)	$9	$13	$42
(Loss) income before taxes (ex. M&I and restructuring charges) – Non-GAAP	$(26)	$67	$(27)	$(29)	$9	$14	$44

Average loans and leases	$1,182	$1,302	$1,341	$2,142	$1,941	$1,275	$1,853

See page 26 of our 2016 Annual Report for additional information on the Other segment.

Review of financial results

Total fee and other revenue decreased $31 million compared with the third quarter of 2016 and $44 million compared with the second quarter of 2017. The decrease compared with the third quarter of 2016 primarily reflects lower other income, driven by increased losses on our investments in renewable energy, and lower asset-related and net securities gains. The decrease compared with the second quarter of 2017 primarily reflects lease-related gains recorded in the second quarter of 2017 and lower income from corporate/bank-owned life insurance, partially offset by higher net securities gains.

Net interest expense decreased $3 million compared with the third quarter of 2016 and $2 million compared with the second quarter of 2017. Both decreases primarily reflect higher interest rates.

Noninterest expense, excluding M&I and restructuring charges, decreased $11 million compared with the third quarter of 2016 and increased $49 million compared with the second quarter of 2017. The decrease was primarily driven by lower litigation and other expenses. The increase was primarily driven by higher staff expense resulting from a methodology change in the second quarter of 2017 for allocating employee benefits expense to the business segments with no impact to consolidated results. The increase was partially offset by lower other and professional, legal and other purchased services expenses.

Year-to-date 2017 compared with year-to-date 2016

Income before taxes decreased $29 million compared with the first nine months of 2016. Fee and other revenue decreased $70 million primarily reflecting lower net securities gains and lower other income driven by increased pre-tax losses on our investments in renewable energy. Net interest expense increased $19 million reflecting the impact of higher crediting rates to the businesses. Noninterest expense, excluding M&I and restructuring charges, decreased $71 million primarily reflecting lower staff, other and litigation expenses.

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

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2016 Annual Report, pages 29-31.
Fair value of financial instruments and derivatives	2016 Annual Report, pages 31-32.
OTTI	2016 Annual Report, page 33.
Goodwill and other intangibles	Second quarter 2017 Form 10-Q, page 24.
Pension accounting	2016 Annual Report, pages 34-36.

BNY Mellon 23

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

At Sept. 30, 2017, total assets were $354 billion compared with $333 billion at Dec. 31, 2016. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower loans. Deposits totaled $231 billion at Sept. 30, 2017 and $221 billion at Dec. 31, 2016, and were driven by higher interest-bearing deposits in non-U.S. offices. At Sept. 30, 2017, total interest-bearing deposits were 50% of total interest-earning assets, compared with 51% at Dec. 31, 2016.

At Sept. 30, 2017, we had $43 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $82 billion of cash (including $76 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $125 billion of available funds. This compares with available funds of $104 billion at Dec. 31, 2016. Total available funds as a percentage of total assets were 35% at Sept. 30, 2017 compared with 31% at Dec. 31, 2016. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Investment securities were $120.0 billion, or 34% of total assets, at Sept. 30, 2017, compared with $114.7 billion, or 34% of total assets, at Dec. 31, 2016. The increase in investment securities primarily reflects additional investments in commercial mortgage-

backed securities (“MBS”) and residential mortgage-backed securities (“RMBS”), partially offset by fewer investments in consumer asset-backed securities (“ABS”). For additional information on our investment securities portfolio, see “Investment securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $59.1 billion, or 17% of total assets, at Sept. 30, 2017, compared with $64.5 billion, or 19% of total assets, at Dec. 31, 2016. The decrease in loans was primarily driven by lower margin loans and loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28.4 billion at Sept. 30, 2017 and $24.5 billion at Dec. 31, 2016. The increase reflects issuances of $4.75 billion, partially offset by the maturity of $500 million and the redemption of trust preferred securities. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $40.5 billion from $38.8 billion at Dec. 31, 2016. For additional information on our capital, see “Capital.”

Country risk exposure

We have exposure to certain countries with higher risk profiles. Exposure described below reflects the country of operations and risk of the immediate counterparty. We continue to monitor our exposure to these and other countries as part of our risk management process. See “Risk management” in our 2016 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure.

Italy and Spain

Events in recent years have resulted in increased focus on Italy and Spain. We had net exposure of $1.3 billion to Italy and $2.0 billion to Spain at Sept. 30, 2017. We had net exposure of $1.2 billion to Italy and $2.0 billion to Spain at Dec. 31, 2016. At both Sept. 30, 2017 and Dec. 31, 2016, exposure to Italy and Spain primarily consisted of investment grade

24 BNY Mellon

sovereign debt. Investment securities exposure totaled $1.2 billion in Italy and $1.7 billion in Spain at Sept. 30, 2017 and $1.1 billion in Italy and $1.8 billion in Spain at Dec. 31, 2016.

Brazil

Current conditions in Brazil have resulted in increased focus on its economic and political stability. We have operations in Brazil providing investment services and investment management services. In addition, at Sept. 30, 2017 and Dec. 31, 2016, we had total net exposure to Brazil of $1.4 billion and $1.3 billion, respectively. This included $1.2 billion and $1.3 billion, respectively, in loans, which are primarily short-term trade finance loans extended to large financial institutions. At Sept. 30, 2017 and Dec. 31, 2016, we held $140 million and $73 million, respectively, of noninvestment grade sovereign debt.

Turkey

Events in recent years have resulted in increased focus on exposure to Turkey. We mainly provide treasury and issuer services, as well as foreign exchange products primarily to the top-10 largest financial institutions in the country. As of Sept. 30, 2017 and Dec. 31, 2016, our exposure totaled $780 million and $713 million, respectively, consisting primarily of syndicated credit facilities and trade finance loans.

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

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio (dollars in millions)	June 30, 2017		3Q17 change in unrealized gain (loss)	Sept. 30, 2017			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$49,544		$81	$50,121	$49,917		100%	$(204)		100%	—%	—%	—%	—%
U.S. Treasury	25,325		(5)	25,256	25,159		100	(97)		100	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	14,025		6	13,951	14,102		101	151		72	6	21	1	—
Non-agency RMBS (d)	1,239		9	885	1,185		84	300		—	1	3	87	9
Non-agency RMBS	627		9	555	594		97	39		7	4	17	71	1
European floating rate notes (e)	523		(1)	393	387		98	(6)		63	37	—	—	—
Commercial MBS	10,574		5	11,051	11,033		100	(18)		99	1	—	—	—
State and political subdivisions	3,299		1	3,109	3,141		101	32		80	17	—	—	3
Foreign covered bonds (f)	2,471		1	2,612	2,626		101	14		100	—	—	—	—
Corporate bonds	1,318		4	1,262	1,275		101	13		17	69	14	—	—
CLOs	2,642		1	2,542	2,550		100	8		99	—	—	1	—
U.S. government agencies	2,210		2	2,480	2,496		101	16		100	—	—	—	—
Consumer ABS	1,330		1	1,152	1,157		100	5		89	4	5	2	—
Other (g)	3,758		(8)	4,118	4,122		100	4		81	17	—	—	2
Total investment securities	$118,885	(h)	$106	$119,487	$119,744	(h)	100%	$257	(h)(i)	93%	3%	3%	1%	—%

(a)	Amortized cost before impairments.

(b)	Represents ratings by S&P, or the equivalent.

(c)	Primarily consists of exposure to UK, France, Germany, Spain, Italy and the Netherlands.

(d)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancements, the difference between the written-down amortized cost and the current face amount of each of these securities.

(e)	Includes RMBS and commercial MBS. Primarily consists of exposure to UK and the Netherlands.

(f)	Primarily consists of exposure to Canada, Australia, the Netherlands, Norway and UK.

(g)
Includes commercial paper with a fair value of $700 million and $700 million and money market funds with a fair value of $896 million and $939 million at June 30, 2017 and Sept. 30, 2017, respectively.

(h)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $251 million at June 30, 2017 and $238 million at Sept. 30, 2017.

(i)	Unrealized gains of $324 million at Sept. 30, 2017 related to available-for-sale securities, net of hedges.

BNY Mellon 25

The fair value of our investment securities portfolio was $119.7 billion at Sept. 30, 2017, compared with $114.3 billion at Dec. 31, 2016. The higher level of securities primarily reflects additional investments in commercial MBS and agency RMBS, partially offset by a decrease in consumer ABS.

At Sept. 30, 2017, the total investment securities portfolio had a net unrealized pre-tax gain of $257 million compared with a pre-tax loss of $221 million at Dec. 31, 2016, including the impact of related hedges. The net unrealized pre-tax gain was primarily driven by a decrease in long-term interest rates.

The unrealized gain, net of tax, on our available-for-sale investment securities portfolio included in accumulated other comprehensive income (“OCI”) was $226 million at Sept. 30, 2017, compared with $45 million at Dec. 31, 2016.

At Sept. 30, 2017, 93% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2016.

We routinely test our investment securities for OTTI. See “Critical accounting estimates” for additional information regarding OTTI.

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	3Q17	2Q17	1Q17	4Q16	3Q16
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,053	$2,111	$2,058	$2,188	$2,267
Estimated average life remaining at period end (in years)	5.0	5.0	4.9	4.9	4.5
Amortization	$140	$134	$138	$146	$163
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$302	$279	$299	$315	$331
Estimated average life remaining at period end (in years)	6.5	6.3	6.2	6.2	5.9
Accretion	$24	$25	$25	$25	$24

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Agency RMBS	$4	$—	$9	$5	$22
U.S. Treasury	1	(1)	(1)	—	4
Foreign covered bonds	—	—	—	—	10
Non-agency RMBS	(1)	—	(1)	(2)	1
Other	15	1	17	26	28
Total net securities gains	$19	$—	$24	$29	$65

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2017, this analysis resulted in other-than-temporary credit losses of $1 million primarily in our non-agency RMBS portfolio. At Sept. 30, 2017, if we were to increase or decrease each of our projected loss severity and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolio, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2017. The net unrealized loss on these securities was $6 million at Sept. 30, 2017, compared with $11 million at Dec. 31, 2016.

European floating rate notes at Sept. 30, 2017 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$169	$58	$227
Netherlands	160	—	160
Total fair value	$329	$58	$387

(a)	Sixty-three percent of these securities are in the AAA to AA- ratings category.

26 BNY Mellon

See Note 14 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

Loans

Total exposure – consolidated	Sept. 30, 2017			Dec. 31, 2016
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$11.9	$32.7	$44.6	$14.7	$33.7	$48.4
Commercial	3.0	16.6	19.6	2.6	17.5	20.1
Subtotal institutional	14.9	49.3	64.2	17.3	51.2	68.5
Wealth management loans and mortgages	16.3	1.1	17.4	15.6	1.3	16.9
Commercial real estate	4.9	3.5	8.4	4.7	3.2	7.9
Lease financings	1.3	—	1.3	1.7	—	1.7
Other residential mortgages	0.7	—	0.7	0.9	—	0.9
Overdrafts	5.8	—	5.8	5.5	—	5.5
Other	1.3	—	1.3	1.2	—	1.2
Subtotal non-margin loans	45.2	53.9	99.1	46.9	55.7	102.6
Margin loans	13.9	—	13.9	17.6	0.1	17.7
Total	$59.1	$53.9	$113.0	$64.5	$55.8	$120.3

At Sept. 30, 2017, total exposures of $113.0 billion decreased 6% compared with Dec. 31, 2016, primarily reflecting lower margin loans and exposure to financial institutions, partially offset by higher wealth management loans and mortgages.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total exposure at both Sept. 30, 2017 and Dec. 31, 2016. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollar amounts in billions)	Sept. 30, 2017					Dec. 31, 2016
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.9	$19.0	$21.9	99%	99%	$3.8	$19.2	$23.0
Asset managers	1.6	6.5	8.1	97	87	1.5	6.2	7.7
Banks	6.3	1.4	7.7	68	94	7.9	2.0	9.9
Insurance	0.1	3.4	3.5	99	17	0.1	3.8	3.9
Government	—	1.0	1.0	91	46	0.1	0.9	1.0
Other	1.0	1.4	2.4	98	45	1.3	1.6	2.9
Total	$11.9	$32.7	$44.6	93%	86%	$14.7	$33.7	$48.4

The financial institutions portfolio exposure was $44.6 billion at Sept. 30, 2017, compared with $48.4 billion at Dec. 31, 2016. The decrease primarily reflects lower exposure in the banks and securities industry portfolios.

Financial institution exposures are high-quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2017. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 86% expire within one year and 61% expire within 90 days. In addition, 80% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

BNY Mellon 27

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

At Sept. 30, 2017, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $18.5 billion and was primarily included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 94% due in less than one year. The investment grade percentage of our bank exposure was 68% at Sept. 30, 2017, compared with 69% at Dec. 31, 2016.

The asset manager portfolio exposure was high-quality with 97% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2017. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2017					Dec. 31, 2016
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.4	$6.3	$7.7	96%	22%	$1.1	$6.7	$7.8
Services and other	0.9	4.4	5.3	95	28	0.6	4.3	4.9
Energy and utilities	0.6	4.5	5.1	95	7	0.6	4.7	5.3
Media and telecom	0.1	1.4	1.5	95	15	0.3	1.8	2.1
Total	$3.0	$16.6	$19.6	95%	19%	$2.6	$17.5	$20.1

The commercial portfolio exposure decreased to $19.6 billion at Sept. 30, 2017, from $20.1 billion at Dec. 31, 2016, primarily reflecting lower exposure in the media and telecom portfolio.

Utilities-related exposure represents approximately 78% of the energy and utilities portfolio. The remaining exposure in the energy and utilities portfolio, which includes exposure to exploration and production companies, refining, pipelines and integrated companies, was 76% investment grade at both Sept. 30, 2017 and Dec. 31, 2016.

The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016

Financial institutions	93%	93%	93%	92%	93%
Commercial	95%	96%	95%	94%	94%

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 95% of our commercial portfolio rated as investment grade at Sept. 30, 2017.

Wealth management loans and mortgages

Our wealth management exposure was $17.4 billion at Sept. 30, 2017, compared with $16.9 billion at Dec. 31, 2016. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2017.

At Sept. 30, 2017, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 19%; Massachusetts - 11%; Florida - 8%; and other - 38%.

28 BNY Mellon

Commercial real estate

Our commercial real estate exposure totaled $8.4 billion at Sept. 30, 2017, compared with $7.9 billion at Dec. 31, 2016. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At Sept. 30, 2017, 59% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 45% secured by residential buildings, 35% secured by office buildings, 12% secured by retail properties and 8% secured by other categories. Approximately 97% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At Sept. 30, 2017, our commercial real estate portfolio consists of the following concentrations: New York metro - 40%; REITs and real estate operating companies - 40%; and other - 20%.

Lease financings

The leasing portfolio exposure totaled $1.3 billion at Sept. 30, 2017 compared with $1.7 billion at Dec. 31, 2016. At Sept. 30, 2017, approximately 94% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

At Sept. 30, 2017, the lease financings portfolio consisted of exposures backed by well-diversified assets, including large-ticket transportation equipment.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $741 million at Sept. 30, 2017 and $854 million at Dec. 31, 2016. Included in this portfolio at Sept. 30, 2017 are $181 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2017, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 11% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $4.2 billion at Sept. 30, 2017 and $6.3 billion at Dec. 31, 2016 related to a term loan program that offers fully collateralized loans to broker-dealers.

Asset quality and allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

BNY Mellon 29

Allowance for credit losses activity	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016	Sept. 30, 2016
(dollar amounts in millions)
Non-margin loans	$45,196	$47,516	$46,868	$48,411
Margin loans	13,872	14,157	17,590	17,557
Total loans	$59,068	$61,673	$64,458	$65,968
Beginning balance of allowance for credit losses	$270	$276	$274	$280
Provision for credit losses	(6)	(7)	7	(19)
Net recoveries:
Other residential mortgages	1	1	—	—
Financial institutions	—	—	—	13
Net recoveries	1	1	—	13
Ending balance of allowance for credit losses	$265	$270	$281	$274
Allowance for loan losses	$161	$165	$169	$148
Allowance for lending-related commitments	104	105	112	126
Allowance for loan losses as a percentage of total loans	0.27%	0.27%	0.26%	0.22%
Allowance for loan losses as a percentage of non-margin loans	0.36	0.35	0.36	0.31
Total allowance for credit losses as a percentage of total loans	0.45	0.44	0.44	0.42
Total allowance for credit losses as a percentage of non-margin loans	0.59	0.57	0.60	0.57

Net recoveries were $1 million in the third quarter of 2017 and second quarter of 2017. Net recoveries in the third quarter of 2016 of $13 million were recorded in the financial institutions portfolio.

The provision for credit losses was a credit of $6 million in the third quarter of 2017, a credit of $7 million in the second quarter of 2017 and a credit of $19 million in the third quarter of 2016.

The total allowance for credit losses was $265 million at Sept. 30, 2017, $281 million at Dec. 31, 2016 and $274 million at Sept. 30, 2016. The ratio of the total allowance for credit losses to non-margin loans was 0.59% at Sept. 30, 2017, 0.60% at Dec. 31, 2016 and 0.57% at Sept. 30, 2016. The ratio of the allowance for loan losses to non-margin loans was 0.36% at Sept. 30, 2017, 0.36% at Dec. 31, 2016 and 0.31% at Sept. 30, 2016.

We had $13.9 billion of secured margin loans on our balance sheet at Sept. 30, 2017 compared with $17.6 billion at Dec. 31, 2016 and $17.6 billion at Sept. 30, 2016. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

Allocation of allowance	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016	Sept. 30, 2016

Commercial	31%	30%	29%	33%
Commercial real estate	28	28	26	23
Foreign	13	13	13	11
Financial institutions	9	8	9	11
Wealth management (a)	8	9	8	7
Other residential mortgages	8	8	10	10
Lease financing	3	4	5	5
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $65 million, while if each credit were rated one grade worse, the allowance would have increased by $109 million. Similarly, if the loss given default were one rating worse, the

30 BNY Mellon

allowance would have increased by $41 million, while if the loss given default were one rating better, the allowance would have decreased by $29 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$80	$84	$91
Wealth management loans and mortgages	8	10	8
Financial institutions	2	2	—
Lease financings	—	—	4
Total nonperforming loans	90	96	103
Other assets owned	4	4	4
Total nonperforming assets	$94	$100	$107
Nonperforming assets ratio	0.16%	0.16%	0.17%
Nonperforming assets ratio, excluding margin loans	0.21	0.21	0.23
Allowance for loan losses/nonperforming loans	178.9	171.9	164.1
Allowance for loan losses/nonperforming assets	171.3	165.0	157.9
Total allowance for credit losses/nonperforming loans	294.4	281.3	272.8
Total allowance for credit losses/nonperforming assets	281.9	270.0	262.6

Nonperforming assets activity	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016
(in millions)
Balance at beginning of quarter	$100	$107	$109
Additions	3	2	4
Return to accrual status	(1)	—	—
Charge-offs	—	—	—
Paydowns/sales	(8)	(9)	(6)
Balance at end of quarter	$94	$100	$107

Nonperforming assets decreased $13 million compared with Dec. 31, 2016, primarily reflecting lower other residential mortgages and lease financings.

The nonperforming assets ratio was 0.16% at Sept. 30, 2017, 0.16% at June 30, 2017 and 0.17% at Dec. 31, 2016. The ratio of the allowance for loan losses to nonperforming loans was 178.9% at Sept. 30, 2017, 171.9% at June 30, 2017 and 164.1% at Dec. 31, 2016. The ratio of the total allowance for credit losses to nonperforming loans was 294.4% at Sept. 30, 2017, 281.3% at June 30, 2017 and 272.8% at Dec. 31, 2016.

Deposits

Total deposits were $231.0 billion at Sept. 30, 2017, an increase of 4% compared with $221.5 billion at

Dec. 31, 2016. The increase in deposits primarily reflects higher interest-bearing deposits in non-U.S. offices and noninterest-bearing deposits in U.S. offices, partially offset by lower interest-bearing deposits in U.S. offices.

Noninterest-bearing deposits were $80.4 billion at Sept. 30, 2017 compared with $78.3 billion at Dec. 31, 2016. Interest-bearing deposits were $150.6 billion at Sept. 30, 2017 compared with $143.2 billion at Dec. 31, 2016.

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

BNY Mellon 31

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Maximum month-end balance during the quarter	$21,850	$19,786	$11,184
Average daily balance	$21,403	$17,970	$9,585
Weighted-average rate during the quarter	1.30%	0.84%	0.24%
Ending balance	$10,314	$10,934	$8,052
Weighted-average rate at period end	1.35%	0.93%	0.25%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from changes in overnight borrowing opportunities. The increase in the weighted-average rates, compared with Sept. 30, 2016, primarily reflects increases in the Fed Funds effective rate.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Maximum month-end balance during the quarter	$21,563	$21,622	$21,162
Average daily balance (a)	$21,280	$21,078	$20,616
Weighted-average rate during the quarter (a)	0.42%	0.30%	0.07%
Ending balance	$21,176	$21,622	$21,162
Weighted-average rate at period end	0.43%	0.34%	0.07%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $18,516 million in the third quarter of 2017, $20,609 million in the second quarter of 2017 and $16,873 million in the third quarter of 2016.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Maximum month-end balance during the quarter	$4,277	$2,193	$1,000
Average daily balance	$2,736	$2,215	$1,173
Weighted-average rate during the quarter	1.15%	0.95%	0.35%
Ending balance	$2,501	$876	$—
Weighted-average rate at period end	1.18%	0.98%	—%

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The increase in commercial paper balances, compared with prior periods, primarily reflects management of overall liquidity. The increase in weighted-average rates, compared with prior periods, primarily reflects increases in the Fed Funds effective rate and the issuance of higher-yielding term commercial paper.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Maximum month-end balance during the quarter	$3,353	$2,379	$993
Average daily balance	$2,197	$1,193	$874
Weighted-average rate during the quarter	1.38%	1.24%	0.76%
Ending balance	$3,353	$1,338	$993
Weighted-average rate at period end	1.56%	1.69%	0.75%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank (“FHLB”), overdrafts of sub-custodian account balances in our Investment Services businesses, capital lease obligations and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The increase in other borrowed funds balances compared with both prior periods primarily reflects borrowings from the FHLB. The increase compared with Sept. 30, 2016 also reflects an increase in capital lease obligations as a result of converting an operating lease to a capital lease.

32 BNY Mellon

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

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of Sept. 30, 2017, the Parent was in compliance with this policy. For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2016 Annual Report. Our overall approach to liquidity management is further described in “Liquidity and dividends” in our 2016 Annual Report.

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The following table presents our total available funds, including liquid funds, at period end and on an average basis.

Available and liquid funds	Sept. 30, 2017	Dec. 31, 2016	Average
(dollars in millions)			3Q17	2Q17	3Q16
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$15,256	$15,086	$15,899	$14,832	$14,066
Federal funds sold and securities purchased under resale agreements	27,883	25,801	28,120	26,873	26,376
Total liquid funds	43,139	40,887	44,019	41,705	40,442
Cash and due from banks	5,557	4,822	4,961	4,972	4,189
Interest-bearing deposits with the Federal Reserve and other central banks	75,808	58,041	70,430	69,316	74,102
Total available funds	$124,504	$103,750	$119,410	$115,993	$118,733
Total available funds as a percentage of total assets	35%	31%	35%	34%	34%

We had $43 billion of liquid funds at Sept. 30, 2017 and $41 billion at Dec. 31, 2016. Of the $43 billion in liquid funds held at Sept. 30, 2017, $15 billion was placed in interest-bearing deposits with large, highly rated global financial institutions with a weighted-average life to maturity of approximately nine days. Of the $15 billion, $3 billion was placed with banks in the Eurozone.

Total available funds were $125 billion at Sept. 30, 2017, compared with $104 billion at Dec. 31, 2016.

The increase was primarily due to an increase in interest-bearing deposits with the Federal Reserve and other central banks.

On an average basis for the nine months ended Sept. 30, 2017 and the nine months ended Sept. 30, 2016, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $31.9 billion and $25.9 billion, respectively. The increase

BNY Mellon 33

primarily reflects an increase in securities sold under repurchase agreements.

Average foreign deposits, primarily from our European-based Investment Services business, were $94.1 billion for the nine months ended Sept. 30, 2017, compared with $105.6 billion for the nine months ended Sept. 30, 2016. Domestic savings, interest-bearing demand and time deposits averaged $40.0 billion for the nine months ended Sept. 30, 2017 and $47.8 billion for the nine months ended Sept. 30, 2016. The decrease primarily reflects a decrease in time deposits, partially offset by an increase in demand deposits.

Average payables to customers and broker-dealers were $19.4 billion for the nine months ended Sept. 30, 2017 and $16.9 billion for the nine months ended Sept. 30, 2016. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Long-term debt averaged $27.1 billion for the nine months ended Sept. 30, 2017 and $22.8 billion for the nine months ended Sept. 30, 2016, reflecting issuances of long-term debt.

Average noninterest-bearing deposits decreased to $72.5 billion for the nine months ended Sept. 30, 2017 from $82.9 billion for the nine months ended Sept. 30, 2016, reflecting a decrease in client deposits.

A significant reduction in our Investment Services business would reduce our access to deposits. See

“Asset/liability management” for additional factors that could impact our deposit balances.

Sources of liquidity

In the second quarter of 2017, we entered into a support agreement with certain key subsidiaries to facilitate the provision of capital and liquidity resources in the event of material financial distress or failure. Pursuant to the support agreement, the Parent transferred its intercompany loans and most of its cash to our intermediate holding company (“IHC”), and will continue to transfer cash and other liquid financial assets to the IHC, subject to certain amounts retained by the Parent to meet its near-term cash needs. In connection with the initial transfer, the IHC issued unsecured subordinated funding notes to the Parent. The IHC has also provided the Parent with a committed line of credit that allows the Parent to draw funds necessary to service near-term obligations. The Parent’s and the IHC’s obligations under the support agreement are secured.
The Parent’s three major sources of liquidity are access to the debt and equity markets, dividends from its subsidiaries, and cash on hand and cash otherwise made available in business-as-usual circumstances to the Parent through a committed credit facility with our IHC.

The Parent had cash of $416 million at Sept. 30, 2017, compared with $8.7 billion at Dec. 31, 2016, a decrease of $8.3 billion, primarily reflecting the transfer of cash to the IHC pursuant to the support agreement.

34 BNY Mellon

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
NR - Not rated.

Long-term debt totaled $28.4 billion at Sept. 30, 2017 and $24.5 billion at Dec. 31, 2016. The increase reflects issuances of $4.75 billion, partially offset by the maturity of $500 million and the redemption of trust preferred securities. The Parent has $250 million of long-term debt that will mature in the remainder of 2017.

In August 2017, we issued $750 million of fixed rate senior subordinated notes maturing in 2029 at an annual interest rate of 3.30%.

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper borrowings were $2.7 billion in the third quarter of 2017 and $1.2 billion in the third quarter of 2016. Commercial paper outstanding was $2.5 billion at Sept. 30, 2017. There was no commercial paper outstanding at Dec. 31, 2016.

Subsequent to Sept. 30, 2017, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $6.2 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2017, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 17 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

Pershing has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. There were no borrowings under these lines in the third quarter of 2017. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average borrowings under these lines were $6 million, in aggregate, in the third quarter of 2017.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the

BNY Mellon 35

high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposits and government securities), the Company’s cash generating fee-based business model, with fees representing approximately 80% of revenue, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 123.2% at Sept. 30, 2017 and 119.1% at Dec. 31, 2016, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2017, a quarterly cash dividend was paid to common shareholders of $0.24 per common share. Our common stock dividend payout ratio was 23% for the first nine months of 2017. The Federal Reserve’s instructions for the 2017 CCAR provided that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income would receive particularly close scrutiny.

In the third quarter of 2017, we repurchased 12 million common shares at an average price of $52.74 per common share for a total cost of $650 million.

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the consolidated HQLA at Sept. 30, 2017, and the average HQLA and average LCR for the third quarter of 2017.

Consolidated HQLA and LCR	Sept. 30, 2017
(dollars in billions)
Securities (a)	$105
Cash (b)	70
Total consolidated HQLA (c)	$175

Total consolidated HQLA - average (c)	$162
Average LCR	119%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $137 billion at Sept. 30, 2017 and averaged $126 billion for the third quarter of 2017.

The U.S. LCR rule became fully phased-in on Jan. 1, 2017 and requires BNY Mellon and each of our affected domestic bank subsidiaries to meet an LCR of at least 100%. The LCR for BNY Mellon and each of our domestic bank subsidiaries was compliant with the U.S. LCR requirements for the third quarter of 2017. For additional information on the LCR, see “Supervision and Regulation - Liquidity Standards - Basel III and U.S. Rules and Proposals” in our 2016 Annual Report.

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

36 BNY Mellon

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

Net cash provided by operating activities was $3.4 billion in the nine months ended Sept. 30, 2017, compared with $1.6 billion in the nine months ended Sept. 30, 2016. In the first nine months of 2017, cash flows provided by operations were principally the result of earnings. In the first nine months of 2016, cash flows provided by operations were principally the result of earnings and changes in trading activities, partially offset by changes in accruals.

Net cash used for investing activities was $14.0 billion in the nine months ended Sept. 30, 2017, compared with cash provided by investing activities of $21.1 billion in the nine months ended Sept. 30, 2016. In the first nine months of 2017, changes in interest-bearing deposits with the Federal Reserve and other central banks was a significant use of funds. In the first nine months of 2016, changes in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds, partially offset by changes in federal funds sold and securities purchased under resale agreements.

Net cash provided by financing activities was $11.2 billion in the nine months ended Sept. 30, 2017, compared with cash used for financing activities of $24.2 billion in the nine months ended Sept. 30, 2016. In the first nine months of 2017, the proceeds from the issuance of long-term debt, changes in deposits and increases in commercial paper and other borrowed funds were significant sources of funds, partially offset by common stock repurchased. In the first nine months of 2016, changes in deposits, changes in federal funds purchased and securities sold under repurchase agreements, repayment of long-term debt and treasury stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016
Average common equity to average assets	10.6%	10.5%	10.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.4%	11.3%	11.6%
BNY Mellon common shareholders’ equity to total assets ratio	10.4%	10.3%	10.6%
Total BNY Mellon shareholders’ equity	$40,523	$39,974	$38,811
Total BNY Mellon common shareholders’ equity	$36,981	$36,432	$35,269
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,630	$18,106	$16,957
Book value per common share (a)	$36.11	$35.26	$33.67
Tangible book value per common share – Non-GAAP (a)	$18.19	$17.53	$16.19
Closing stock price per common share	$53.02	$51.02	$47.38
Market capitalization	$54,294	$52,712	$49,630
Common shares outstanding	1,024,022	1,033,156	1,047,488

Cash dividends per common share	$0.24	$0.19	$0.19
Common dividend payout ratio	26%	22%	25%
Common dividend yield	1.8%	1.5%	1.6%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of GAAP to Non-GAAP.

BNY Mellon 37

The Bank of New York Mellon Corporation total shareholders’ equity increased to $40.5 billion at Sept. 30, 2017 from $38.8 billion at Dec. 31, 2016. The increase primarily reflects earnings, foreign currency translation adjustments, $638 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, and the unrealized gain in our investment securities portfolio, partially offset by share repurchases and dividends.

The unrealized gain, net of tax, on our available-for-sale investment securities portfolio recorded in accumulated other comprehensive income was $226 million at Sept. 30, 2017, compared with $45 million at Dec. 31, 2016. The increase in the unrealized gain, net of tax, was primarily driven by a decrease in long-term interest rates.

Our 2017 capital plan, submitted in connection with our CCAR, included the authorization to repurchase an average of $650 million of common stock each quarter starting in the third quarter of 2017 and continuing through the second quarter of 2018. In the third quarter of 2017, we repurchased 12 million common shares at an average price of $52.74 per common share for a total cost of $650 million.

Also included in the 2017 capital plan was a 26% increase in the quarterly cash dividend to $0.24 per common share. The first payment of the increased quarterly cash dividend was made on Aug. 11, 2017.

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

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2016 Annual Report. BNY Mellon is subject to the U.S. capital rules, which are being gradually phased-in over a multi-year period through 2018.

Our estimated CET1 and SLR ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. Our risk-based capital adequacy is determined using the higher of risk-weighted assets (“RWAs”) determined using the Advanced Approach and Standardized Approach.

38 BNY Mellon

The transitional capital ratios for Sept. 30, 2017 and June 30, 2017 included in the following table were negatively impacted by the additional phase-in requirements that became effective on Jan. 1, 2017.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2017
	Well capitalized		Minimum required		Capital ratios	June 30, 2017	Dec. 31, 2016
				(a)
Consolidated regulatory capital ratios: (b)
Standardized Approach:
CET1 ratio	N/A	(c)	6.5%		12.3%	12.0%	12.3%
Tier 1 capital ratio	6%		8		14.6	14.3	14.5
Total (Tier 1 plus Tier 2) capital ratio	10		10		15.6	14.8	15.2
Advanced Approach:
CET1 ratio	N/A	(c)	6.5%		11.1%	10.8%	10.6%
Tier 1 capital ratio	6%		8		13.2	12.9	12.6
Total (Tier 1 plus Tier 2) capital ratio	10		10		14.0	13.2	13.0
Leverage capital ratio (b)	N/A	(c)	4		6.8	6.7	6.6
SLR (d)	5	(c)(e)	3		6.3	6.2	6.0

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (c)
Estimated CET1 ratio:
Standardized Approach	8.5%	(e)	6.5%		11.9%	11.5%	11.3%
Advanced Approach	8.5	(e)	6.5		10.7	10.4	9.7
Estimated SLR	5	(e)	3		6.1	6.0	5.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approach:
CET1 ratio	6.5%		5.75%		14.8%	14.1%	13.6%
Tier 1 capital ratio	8		7.25		15.1	14.4	13.9
Total (Tier 1 plus Tier 2) capital ratio	10		9.25		15.5	14.8	14.2
Leverage capital ratio	5		4		7.8	7.6	7.2
SLR (d)	6		3		7.1	6.9	6.5

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated SLR	6%		3%		6.8%	6.7%	6.1%

(a)	Minimum requirements for Sept. 30, 2017 include Basel III minimum thresholds plus currently applicable buffers.

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

Our CET1 ratio determined under the Advanced Approach was 11.1% at Sept. 30, 2017 and 10.6% at Dec. 31, 2016. The increase primarily reflects CET1 generation, partially offset by the additional phase-in requirements under the U.S. capital rules that became effective Jan. 1, 2017.

Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 10.7% at Sept. 30, 2017 and 9.7% at Dec. 31, 2016. The increase primarily reflects CET1 generation. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 11.9% at Sept. 30, 2017 and 11.3% at Dec. 31, 2016.

The estimated fully phased-in SLR (Non-GAAP) of 6.1% at Sept. 30, 2017 and 5.6% at Dec. 31, 2016 was based on our interpretation of the U.S. capital rules, as supplemented by the Federal Reserve’s final rules on the SLR. BNY Mellon will be subject to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR of 3%. The insured depository institution subsidiaries of the U.S. global systemically important banks (“G-SIBs”), including

BNY Mellon 39

those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.”

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

The following table presents the principal minimum capital ratio requirements with buffers and surcharges, as phased-in, applicable to the Parent and The Bank of New York Mellon. This table does not include the imposition of a countercyclical capital buffer. The U.S. capital rules also provide for transitional arrangements for qualifying instruments, deductions and adjustments, which are not reflected in this table. Buffers and surcharges are not applicable to the leverage capital ratio. These buffers, other than the SLR buffer, and surcharge began to phase-in on Jan. 1, 2016 and will be fully implemented on Jan. 1, 2019.

40 BNY Mellon

Capital ratio requirements	Well capitalized	Minimum ratios	Minimum ratios with buffers, as phased-in (a)
			2017	2018		2019
Capital conservation buffer (CET1)			1.25%	1.875%		2.5%
U.S. G-SIB surcharge (CET1) (b)(c)			0.75%	1.125%		1.5%

Consolidated:
CET1 ratio	N/A	4.5%	6.5%	7.5%		8.5%
Tier 1 capital ratio	6.0%	6.0%	8.0%	9.0%		10.0%
Total capital ratio	10.0%	8.0%	10.0%	11.0%		12.0%

Enhanced SLR buffer (Tier 1 capital)	N/A		N/A	2.0%		2.0%
SLR	N/A	3.0%	N/A	5.0%		5.0%

Bank subsidiaries: (c)
CET1 ratio	6.5%	4.5%	5.75%	6.375%		7.0%
Tier 1 capital ratio	8.0%	6.0%	7.25%	7.875%		8.5%
Total capital ratio	10.0%	8.0%	9.25%	9.875%		10.5%

SLR	6.0%	3.0%	N/A	6.0%	(d)	6.0%	(d)

(a)	Countercyclical capital buffer currently set to 0%.

(b)	The fully phased-in U.S. G-SIB surcharge of 1.5% applicable to BNY Mellon is subject to change.

(c)	The U.S. G-SIB surcharge is not applicable to the regulatory capital ratios of the bank subsidiaries.

(d)	Well capitalized threshold.

The table below presents the factors that impacted the transitional and fully phased-in CET1.

Estimated CET1 generation	Quarter ended Sept. 30, 2017
(in millions)	Transitional basis (a)	Fully phased-in - Non-GAAP (b)
CET1 – Beginning of period	$18,371	$17,629
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	983	983
Goodwill and intangible assets, net of related deferred tax liabilities	(33)	(26)
Gross CET1 generated	950	957
Capital deployed:
Common stock dividends	(253)	(253)
Common stock repurchased	(650)	(650)
Total capital deployed	(903)	(903)
Other comprehensive income:
Foreign currency translation	281	281
Unrealized loss on assets available-for-sale	13	16
Defined benefit plans	12	15
Total other comprehensive income	306	312
Additional paid-in capital (c)	156	156
Other additions (deductions):
Deferred tax assets	(1)	(2)
Embedded goodwill	(9)	(8)
Total other deductions	(10)	(10)
Net CET1 generated	499	512
CET1 – End of period	$18,870	$18,141

(a)	Reflects transitional adjustments to CET1 required under the U.S. capital rules.

(b)	Estimated.

(c)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 41

The following table presents the components of our transitional and fully phased-in CET1, Tier 1 and Tier 2 capital, the RWAs determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Capital components and ratios	Sept. 30, 2017		June 30, 2017		Dec. 31, 2016
(dollars in millions)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)	Transitional Approach (a)	Fully phased-in - Non-GAAP (b)
CET1:
Common shareholders’ equity	$37,195	$36,981	$36,652	$36,432	$35,794	$35,269
Goodwill and intangible assets	(17,876)	(18,351)	(17,843)	(18,325)	(17,314)	(18,312)
Net pension fund assets	(72)	(90)	(72)	(90)	(55)	(90)
Equity method investments	(334)	(348)	(325)	(340)	(313)	(344)
Deferred tax assets	(31)	(39)	(30)	(37)	(19)	(32)
Other	(12)	(12)	(11)	(11)	—	(1)
Total CET1	18,870	18,141	18,371	17,629	18,093	16,490
Other Tier 1 capital:
Preferred stock	3,542	3,542	3,542	3,542	3,542	3,542
Deferred tax assets	(8)	—	(7)	—	(13)	—
Net pension fund assets	(19)	—	(18)	—	(36)	—
Other	(34)	(34)	(24)	(24)	(121)	(121)
Total Tier 1 capital	$22,351	$21,649	$21,864	$21,147	$21,465	$19,911
Tier 2 capital:
Subordinated debt	$1,300	$1,250	$550	$550	$550	$550
Allowance for credit losses	265	265	270	270	281	281
Trust preferred securities	—	—	—	—	148	—
Other	(7)	(7)	(7)	(7)	(12)	(11)
Total Tier 2 capital - Standardized Approach	1,558	1,508	813	813	967	820
Excess of expected credit losses	49	49	59	59	50	50
Less: Allowance for credit losses	265	265	270	270	281	281
Total Tier 2 capital - Advanced Approach	$1,342	$1,292	$602	$602	$736	$589
Total capital:
Standardized Approach	$23,909	$23,157	$22,677	$21,960	$22,432	$20,731
Advanced Approach	$23,693	$22,941	$22,466	$21,749	$22,201	$20,500

Risk-weighted assets:
Standardized Approach	$153,494	$152,995	$153,179	$152,645	$147,671	$146,475
Advanced Approach:
Credit Risk	$98,201	$97,672	$99,030	$98,465	$97,659	$96,391
Market Risk	2,996	2,996	3,225	3,225	2,836	2,836
Operational Risk	68,625	68,625	67,788	67,788	70,000	70,000
Total Advanced Approach	$169,822	$169,293	$170,043	$169,478	$170,495	$169,227

Standardized Approach:
CET1 ratio	12.3%	11.9%	12.0%	11.5%	12.3%	11.3%
Tier 1 capital ratio	14.6	14.2	14.3	13.9	14.5	13.6
Total (Tier 1 plus Tier 2) capital ratio	15.6	15.1	14.8	14.4	15.2	14.2
Advanced Approach:
CET1 ratio	11.1%	10.7%	10.8%	10.4%	10.6%	9.7%
Tier 1 capital ratio	13.2	12.8	12.9	12.5	12.6	11.8
Total (Tier 1 plus Tier 2) capital ratio	14.0	13.6	13.2	12.8	13.0	12.1

Average assets for leverage capital purposes	$327,555		$324,423		$326,809
Total leverage exposure for SLR purposes		$355,960		$352,448		$355,083

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2017 and 2016 under the U.S. capital rules.

(b)	Estimated.

42 BNY Mellon

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2017 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2017
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approach	6		8

Total capital:
Standardized Approach	7		10
Advanced Approach	6		8

Leverage capital	3		2

SLR	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	7		8
Advanced Approach	6		6

Estimated SLR, fully phased-in – Non-GAAP	3		2

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

SLR	Sept. 30, 2017		June 30, 2017		Dec. 31, 2016
(dollars in millions)	Transitional basis	Fully phased-in - Non-GAAP (a)	Transitional basis	Fully phased-in - Non-GAAP (a)	Transitional basis	Fully phased-in - Non-GAAP (a)
Consolidated:
Total Tier 1 capital	$22,351	$21,649	$21,864	$21,147	$21,465	$19,911

Total leverage exposure:
Quarterly average total assets	$345,709	$345,709	$342,515	$342,515	$344,142	$344,142
Less: Amounts deducted from Tier 1 capital	18,154	18,856	18,092	18,810	17,333	18,887
Total on-balance sheet assets, as adjusted	327,555	326,853	324,423	323,705	326,809	325,255
Off-balance sheet exposures:
Potential future exposure for derivative contracts (plus certain other items)	6,213	6,213	6,014	6,014	6,021	6,021
Repo-style transaction exposures	1,034	1,034	631	631	533	533
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	21,860	21,860	22,098	22,098	23,274	23,274
Total off-balance sheet exposures	29,107	29,107	28,743	28,743	29,828	29,828
Total leverage exposure	$356,662	$355,960	$353,166	$352,448	$356,637	$355,083

SLR - Consolidated (b)	6.3%	6.1%	6.2%	6.0%	6.0%	5.6%

The Bank of New York Mellon, our largest bank subsidiary:
Tier 1 capital	$20,718	$19,955	$19,897	$19,125	$19,011	$17,708
Total leverage exposure	$292,759	$292,421	$286,983	$286,634	$291,022	$290,230

SLR - The Bank of New York Mellon (b)	7.1%	6.8%	6.9%	6.7%	6.5%	6.1%

(a)	Estimated.

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

44 BNY Mellon

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

VaR (a)	3Q17			Sept. 30, 2017
(in millions)	Average	Minimum	Maximum
Interest rate	$3.3	$2.8	$4.2	$2.7
Foreign exchange	3.7	3.1	5.6	4.8
Equity	0.9	0.8	1.1	0.9
Credit	1.0	0.6	1.4	1.0
Diversification	(5.1)	N/M	N/M	(5.3)
Overall portfolio	3.8	3.2	5.3	4.1

VaR (a)	2Q17			June 30, 2017
(in millions)	Average	Minimum	Maximum
Interest rate	$3.3	$2.8	$4.1	$4.0
Foreign exchange	4.3	3.4	5.8	4.6
Equity	0.2	0.1	1.1	1.1
Credit	1.1	0.5	1.4	0.8
Diversification	(4.8)	N/M	N/M	(5.8)
Overall portfolio	4.1	3.3	5.4	4.7

VaR (a)	YTD17
(in millions)	Average	Minimum	Maximum
Interest rate	$3.5	$2.8	$4.9
Foreign exchange	3.9	2.6	5.8
Equity	0.4	0.1	1.1
Credit	1.1	0.5	1.7
Diversification	(4.9)	N/M	N/M
Overall portfolio	4.0	3.2	5.4

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

VaR (a)	3Q16			Sept. 30, 2016
(in millions)	Average	Minimum	Maximum
Interest rate	$7.3	$5.4	$8.9	$7.9
Foreign exchange	4.2	3.2	7.5	3.7
Equity	0.6	0.5	0.8	0.6
Credit	0.3	0.3	0.4	0.4
Diversification	(5.8)	N/M	N/M	(5.7)
Overall portfolio	6.6	5.0	7.7	6.9

VaR (a)	YTD16
(in millions)	Average	Minimum	Maximum
Interest rate	$6.3	$4.3	$8.9
Foreign exchange	2.8	1.2	11.1
Equity	0.6	0.4	0.8
Credit	0.3	0.2	0.4
Diversification	(4.0)	N/M	N/M
Overall portfolio	6.0	4.3	7.7

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

During the third quarter of 2017, interest rate risk generated 37% of average gross VaR, foreign exchange risk generated 42% of average gross VaR, equity risk accounted for 10% of average gross VaR and credit risk generated 11% of average gross VaR. During the third quarter of 2017, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	—
$(2.5) – $0	1	2	1	3	6
$0 – $2.5	29	31	31	28	22
$2.5 – $5.0	29	27	26	23	25
More than $5.0	4	4	4	7	11

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $4.7 billion at Sept. 30, 2017 and $5.7 billion at Dec. 31, 2016.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $3.3 billion at Sept. 30, 2017 and $4.4 billion at Dec. 31, 2016.

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

At Sept. 30, 2017, our OTC derivative assets of $3.6 billion included a CVA deduction of $30 million. Our OTC derivative liabilities of $3.2 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA decreased by $1 million and the DVA was unchanged in the third quarter of 2017. The net impact of these adjustments increased foreign exchange and other trading revenue by $1 million in the third quarter of 2017.

In the second quarter of 2017, net of hedges, the CVA decreased by $3 million and the DVA decreased by $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million in the second quarter of 2017.

In the third quarter of 2016, net of hedges, the CVA decreased by $8 million and the DVA decreased by $4 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $4 million in the third quarter of 2016.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

46 BNY Mellon

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Rating:
AAA to AA-	41%	44%	43%	35%	45%
A+ to A-	30	27	36	39	32
BBB+ to BBB-	24	22	17	22	19
Noninvestment grade (BB+ and lower)	5	7	4	4	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016
up 200 bps parallel rate ramp vs. baseline (a)	$(2)	$(69)	$(136)	$6	$62
up 100 bps parallel rate ramp vs. baseline (a)	112	58	87	145	147
Long-term up 50 bps, short-term unchanged (b)	113	92	92	81	116
Long-term down 50 bps, short-term unchanged (b)	(129)	(85)	(104)	(88)	(128)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps - basis points.

The baseline scenario used for the calculations in the estimated changes in net interest revenue table above as of Sept. 30, 2017, June 30, 2017, March 31, 2017 and Dec. 31, 2016 are based on our quarter-end balance sheet and the spot yield curve. The baseline scenario used for Sept. 30, 2016 was based on implied forward yield curves. We revised the methodology as of Dec. 31, 2016 as we believe using the spot yield curve for the baseline scenario provides a more accurate reflection of net interest revenue sensitivity given the recent increase in short-term interest rates and the implied forward rates. Because interest rates and the implied forward yield curves were lower in prior periods, the impact of using a

BNY Mellon 47

spot yield curve versus an implied forward yield curve was not as significant. The 100 basis point ramp scenario assumes rates increase 25 basis points above the yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

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

BNY Mellon 49

The following table presents the reconciliation of the pre-tax operating margin ratio.

Pre-tax operating margin	3Q17	2Q17	3Q16	YTD17	YTD16
(dollars in millions)
Income before income taxes – GAAP	$1,368	$1,308	$1,317	$3,882	$3,573
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	3	3	9	24	6
Add: Amortization of intangible assets	52	53	61	157	177
M&I, litigation and restructuring charges	6	12	18	26	42
Recovery related to Sentinel	—	—	(13)	—	(13)
Income before income taxes, as adjusted – Non-GAAP (a)	$1,423	$1,370	$1,374	$4,041	$3,773

Fee and other revenue – GAAP	$3,167	$3,120	$3,150	$9,305	$9,119
Income from consolidated investment management funds – GAAP	10	10	17	53	21
Net interest revenue – GAAP	839	826	774	2,457	2,307
Total revenue – GAAP	4,016	3,956	3,941	11,815	11,447
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	3	3	9	24	6
Total revenue, as adjusted – Non-GAAP (a)	$4,013	$3,953	$3,932	$11,791	$11,441

Pre-tax operating margin – GAAP (b)(c)	34%	33%	33%	33%	31%
Adjusted pre-tax operating margin – Non-GAAP (a)(b)(c)	35%	35%	35%	34%	33%

(a)
Non-GAAP information for all periods presented excludes the net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 and for the first nine months of 2016 also excludes a recovery of the previously impaired Sentinel loan.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, corporate/bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis, these investments would increase revenue and income before taxes by $102 million for the third quarter of 2017, $106 million for the second quarter of 2017, $74 million for the third quarter of 2016, $309 million for the first nine months of 2017 and $225 million for the first nine months of 2016 and would increase our pre-tax operating margin by approximately 1.6% for the third quarter of 2017, 1.8% for the second quarter of 2017, 1.2% for the third quarter of 2016, 1.7% for the first nine months of 2017 and 1.3% for the first nine months of 2016.

The following table presents the reconciliation of operating leverage.

Operating leverage	3Q17	2Q17	3Q16	3Q17 vs.
(dollars in millions)				2Q17		3Q16
Total revenue – GAAP	$4,016	$3,956	$3,941	1.52%		1.90%
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	3	3	9
Total revenue, as adjusted – Non-GAAP	$4,013	$3,953	$3,932	1.52%		2.06%

Total noninterest expense – GAAP	$2,654	$2,655	$2,643	(0.04)%		0.42%
Less: Amortization of intangible assets	52	53	61
M&I, litigation and restructuring charges	6	12	18
Total noninterest expense, as adjusted – Non-GAAP	$2,596	$2,590	$2,564	0.23%		1.25%

Operating leverage – GAAP (a)				156	bps	148	bps
Adjusted operating leverage – Non-GAAP (a)(b)				129	bps	81	bps

(a)	Operating leverage is the rate of increase (decrease) in total revenue less the rate of increase (decrease) in total noninterest expense.

(b)
Non-GAAP operating leverage for all periods presented excludes the net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges.

bps - basis points.

50 BNY Mellon

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity	3Q17	2Q17	3Q16	YTD17	YTD16
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$983	$926	$974	$2,789	$2,603
Add: Amortization of intangible assets	52	53	61	157	177
Less: Tax impact of amortization of intangible assets	17	19	21	54	62
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	1,018	960	1,014	2,892	2,718
Add: M&I, litigation and restructuring charges	6	12	18	26	42
Recovery related to Sentinel	—	—	(13)	—	(13)
Less: Tax impact of M&I, litigation and restructuring charges	—	3	5	5	13
Tax impact of recovery related to Sentinel	—	—	(5)	—	(5)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$1,024	$969	$1,019	$2,913	$2,739

Average common shareholders’ equity	$36,780	$35,862	$35,767	$35,876	$35,616
Less: Average goodwill	17,497	17,408	17,463	17,415	17,549
Average intangible assets	3,487	3,532	3,711	3,532	3,770
Add: Deferred tax liability – tax deductible goodwill (b)	1,561	1,542	1,477	1,561	1,477
Deferred tax liability – intangible assets (b)	1,092	1,095	1,116	1,092	1,116
Average tangible common shareholders’ equity – Non-GAAP	$18,449	$17,559	$17,186	$17,582	$16,890

Return on common equity – GAAP (c)	10.6%	10.4%	10.8%	10.4%	9.8%
Adjusted return on common equity – Non-GAAP (a)(c)	11.0%	10.8%	11.3%	10.9%	10.3%

Return on tangible common equity – Non-GAAP (c)	21.9%	21.9%	23.5%	22.0%	21.5%
Adjusted return on tangible common equity – Non-GAAP (a)(c)	22.0%	22.1%	23.6%	22.1%	21.7%

(a)
Non-GAAP information for all periods presented excludes the amortization of intangible assets and M&I, litigation and restructuring charges. Non-GAAP information for the third quarter of 2016 and for the first nine months of 2016 also excludes a recovery of the previously impaired Sentinel loan.

(b)	Deferred tax liabilities are based on fully phased-in Basel III capital rules.

(c)	Quarterly returns are annualized.

The following table presents the reconciliation of book value per common share.

Book value per common share	Sept. 30, 2017	June 30, 2017	Dec. 31, 2016	Sept. 30, 2016
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$40,523	$39,974	$38,811	$39,695
Less: Preferred stock	3,542	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	36,981	36,432	35,269	36,153
Less: Goodwill	17,543	17,457	17,316	17,449
Intangible assets	3,461	3,506	3,598	3,671
Add: Deferred tax liability – tax deductible goodwill (a)	1,561	1,542	1,497	1,477
Deferred tax liability – intangible assets (a)	1,092	1,095	1,105	1,116
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,630	$18,106	$16,957	$17,626

Period-end common shares outstanding (in thousands)	1,024,022	1,033,156	1,047,488	1,057,337

Book value per common share – GAAP	$36.11	$35.26	$33.67	$34.19
Tangible book value per common share – Non-GAAP	$18.19	$17.53	$16.19	$16.67

(a)	Deferred tax liabilities are based on fully phased-in Basel III capital rules.

BNY Mellon 51

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests				YTD17	YTD16
(in millions)	3Q17	2Q17	3Q16
Income from consolidated investment management funds	$10	$10	$17	$53	$21
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	3	3	9	24	6
Income from consolidated investment management funds, net of noncontrolling interests	$7	$7	$8	$29	$15

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	3Q17	2Q17	1Q17	4Q16	3Q16	YTD17	YTD16
Investment management fees	$1	$2	$2	$4	$2	$5	$7
Other (Investment income (loss))	6	5	13	(3)	6	24	8
Income from consolidated investment management funds, net of noncontrolling interests	$7	$7	$15	$1	$8	$29	$15

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business
(dollars in millions)	3Q17	2Q17	1Q17	4Q16	3Q16	YTD17	YTD16
Income before income taxes – GAAP	$300	$288	$277	$260	$256	$865	$707
Add: Amortization of intangible assets	15	15	15	22	22	45	60
Provision for credit losses	(2)	—	3	6	—	1	—
Adjusted income before income taxes, excluding amortization of intangible assets and provision for credit losses – Non-GAAP	$313	$303	$295	$288	$278	$911	$767

Total revenue – GAAP	$1,000	$986	$963	$960	$958	$2,949	$2,791
Less: Distribution and servicing expense	110	104	101	98	104	315	306
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$890	$882	$862	$862	$854	$2,634	$2,485

Pre-tax operating margin – GAAP (a)	30%	29%	29%	27%	27%	29%	25%
Adjusted pre-tax operating margin, excluding amortization of intangible assets, provision for credit losses and distribution and servicing expense – Non-GAAP (a)	35%	34%	34%	33%	33%	35%	31%

(a)	Income before taxes divided by total revenue.

52 BNY Mellon

Recent accounting and regulatory developments

Recently issued accounting standards

The following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) have not yet been adopted.

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued an ASU, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and to simplify the application of hedge accounting guidance.

The most significant impact of the new guidance to the Company relates to the new accounting alternatives for fair value hedges of interest rate risk, specifically, the ability to hedge only the benchmark component of the contractual cash flows, partial-term hedging and the introduction of the “last of layer” method for hedges of portfolios of prepayable financial assets. The guidance also changed presentation and disclosure requirements and made changes to how the shortcut method is applied which may result in the Company using that method going forward for certain hedging relationships.

This ASU is effective for the first quarter of 2019, with early adoption permitted. Certain transition elections are available including the ability to reclassify a debt security from held-to-maturity to available-for-sale if it is eligible to be hedged under the last of layer method with any unrealized gain or loss at the transfer date being recorded in other comprehensive income. If this ASU is adopted early, the new guidance will be applicable as of the beginning of that year. BNY Mellon is currently assessing the impacts of the new standard.

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

ASU 2016-18, Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued an ASU, Statement of Cash Flows – Restricted Cash. This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows and is effective for the first quarter of 2018. Earlier application is permitted. BNY Mellon is assessing the impacts of the new standard, and expects to include restricted cash (which totaled $4 billion as of Sept. 30, 2017) with cash and due from banks when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

BNY Mellon 53

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

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU, as amended, provides guidance on the recognition of revenue related to the transfer of promised goods or services to customers, guidance on accounting for certain contract costs and additional disclosure requirements about revenue and contract costs. The standard supersedes most existing revenue recognition guidance and is effective for the first quarter of 2018 using either the retrospective or cumulative effect transition method upon adoption.

The Company has completed its evaluation of the potential impact of this guidance on our accounting policies, and based on that evaluation, the timing of most of our revenue recognition will remain the same and the impacts will not be material. The impacts primarily relate to deferring and amortizing certain sales commission costs related to obtaining customer contracts and the timing of recognizing the contra revenue related to certain payments made to customers. The Company plans to adopt the guidance as of Jan. 1, 2018 using the cumulative effect transition method. The Company is currently developing the disclosures required about revenue and contract costs and finalizing changes to internal control.

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

The standard is effective for the first quarter of 2019, with early adoption permitted. We will utilize the modified retrospective transition approach as of the beginning of the earliest period presented, which will result in a cumulative effect recorded in the earliest period presented. Additionally, the standard allows for various optional practical expedients to assist with the implementation and reporting requirements. We are currently evaluating the potential impact of the leasing standard on our consolidated financial statements and evaluating the practical expedients that may be elected. Upon adoption, the implementation of the leasing standard is expected to result in an immaterial increase in both assets and liabilities.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with

54 BNY Mellon

changes in the fair value recognized through net income, unless one of two available exceptions apply. The first exception, a scope exception, allows Federal Reserve Bank stock, FHLB stock and other exchange memberships held by broker dealers to remain accounted for at cost, less impairment. The second exception, a practicability exception, will be available for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurement. To the extent the practicability exception applies, such investments will be accounted for at cost adjusted for impairment, if any, plus or minus changes from observable price changes.

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

The Company plans to adopt this guidance in the first quarter of 2018 using the cumulative effect method of adoption. BNY Mellon does not expect the adoption of this ASU to have a material impact to the financial statements.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see Supervision and Regulation in our 2016 Annual Report.

Final Rule on Qualified Financial Contracts

On Sept. 1, 2017, the Federal Reserve adopted a final rule to require U.S. global systemically important banking organizations (“G-SIBs”) and the U.S. operations of foreign G-SIBs to amend their covered qualified financial contracts (“QFCs”). The FDIC adopted a substantially equivalent proposal on Oct. 30, 2017 and the Office of the Comptroller of the Currency is expected to do so in the near future. QFCs generally include derivatives, repurchase agreements and securities lending arrangements, among others. The final rule includes two key requirements. First, the final rule generally requires that QFCs of G-SIBs explicitly provide that any resolution stays applicable to the exercise of default rights with respect to such QFCs and to any resolution transfers under U.S. special resolution regimes apply to such covered QFCs.  Second, the final rule requires that QFCs of G-SIBs be amended to neither permit the exercise of default or cross-default rights against entities covered by the final rule based on the resolution or bankruptcy of an affiliate of such entities, nor allow for any transfer restrictions with respect to such QFCs.

The final rule allows G-SIBs to comply with the rule by adhering to the International Swaps and Derivatives Association 2015 Universal Resolution Stay Protocol (the “Protocol”) or a similar protocol that accomplishes the contractual amendments required by the rule. BNY Mellon entities that engage in QFC activities covered by the Protocol have adhered to the Protocol.  Compliance with the Federal Reserve’s final rule will be required on a phased-in basis beginning on Jan. 1, 2019. BNY Mellon is evaluating the impact of the new regulations on its activities.

Resolution plan

As required by the Dodd-Frank Act, BNY Mellon must submit annually to the Federal Reserve and the FDIC a plan for its rapid and orderly resolution in the event of material financial distress or failure. BNY Mellon filed its most recent resolution plan on July 1, 2017. We believe the 2017 resolution plan addresses all shortcomings and deficiencies identified by the FDIC and the Federal Reserve in the Company’s 2015 resolution plan. The public portion of our 2017 resolution plan is available on the Federal Reserve’s and FDIC’s websites.

In September 2017, the Federal Reserve and FDIC extended the filing deadline by one year to July 1, 2019 for the Parent’s next resolution plan.

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

•
Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•
Our Corporate Governance Guidelines, Amended and Restated By-laws, Directors Code of Conduct and the Charters of the Audit, Finance, Corporate Governance and Nominating, Corporate Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

The contents of the website listed above or any other websites referenced herein are not incorporated into this Quarterly Report on Form 10-Q.

56 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing	$1,105	$1,085	$1,067	$3,253	$3,176
Clearing services	383	394	349	1,153	1,049
Issuer services	288	241	337	780	815
Treasury services	141	140	137	420	407
Total investment services fees	1,917	1,860	1,890	5,606	5,447
Investment management and performance fees	901	879	860	2,622	2,502
Foreign exchange and other trading revenue	173	165	183	502	540
Financing-related fees	54	53	58	162	169
Distribution and servicing	40	41	43	122	125
Investment and other income	63	122	92	262	271
Total fee revenue	3,148	3,120	3,126	9,276	9,054
Net securities gains — including other-than-temporary impairment	18	—	27	28	67
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	(1)	—	3	(1)	2
Net securities gains	19	—	24	29	65
Total fee and other revenue	3,167	3,120	3,150	9,305	9,119
Operations of consolidated investment management funds
Investment income	10	10	20	57	27
Interest of investment management fund note holders	—	—	3	4	6
Income from consolidated investment management funds	10	10	17	53	21
Net interest revenue
Interest revenue	1,151	1,052	874	3,163	2,647
Interest expense	312	226	100	706	340
Net interest revenue	839	826	774	2,457	2,307
Total revenue	4,016	3,956	3,941	11,815	11,447
Provision for credit losses	(6)	(7)	(19)	(18)	(18)
Noninterest expense
Staff	1,469	1,417	1,467	4,358	4,338
Professional, legal and other purchased services	305	319	292	936	860
Software	175	173	156	514	470
Net occupancy	141	139	143	416	437
Distribution and servicing	109	104	105	313	307
Sub-custodian	62	65	59	191	188
Furniture and equipment	58	59	59	174	187
Bank assessment charges (a)	51	59	61	167	166
Business development	49	63	52	163	174
Other (a)	177	192	170	536	546
Amortization of intangible assets	52	53	61	157	177
Merger and integration, litigation and restructuring charges	6	12	18	26	42
Total noninterest expense	2,654	2,655	2,643	7,951	7,892
Income
Income before income taxes	1,368	1,308	1,317	3,882	3,573
Provision for income taxes	348	332	324	949	897
Net income	1,020	976	993	2,933	2,676
Net (income) loss attributable to noncontrolling interests (includes $(3), $(3), $(9), $(24) and $(6) related to consolidated investment management funds, respectively)	(2)	(1)	(6)	(18)	1
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,018	975	987	2,915	2,677
Preferred stock dividends	(35)	(49)	(13)	(126)	(74)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$983	$926	$974	$2,789	$2,603

(a)
In the first quarter of 2017, we began disclosing bank assessment charges on a quarterly basis. The bank assessment charges were previously included in other expense. All prior periods were reclassified.

BNY Mellon 57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$983	$926	$974	$2,789	$2,603
Less: Earnings allocated to participating securities (a)	8	13	15	35	39
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$975	$913	$959	$2,754	$2,564

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (a)	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in thousands)
Basic	1,035,337	1,035,829	1,062,248	1,037,431	1,071,457
Common stock equivalents	9,226	15,598	15,406	14,216	15,306
Less: Participating securities	(3,425)	(9,548)	(9,972)	(8,062)	(9,613)
Diluted	1,041,138	1,041,879	1,067,682	1,043,585	1,077,150

Anti-dilutive securities (b)	8,059	16,256	32,232	13,906	32,699

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation (c)	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in dollars)
Basic	$0.94	$0.88	$0.90	$2.66	$2.39
Diluted	$0.94	$0.88	$0.90	$2.64	$2.38

(a)
Beginning in the third quarter of 2017, vested stock awards to retirement eligible employees are included in common shares outstanding for earnings per share purposes. This change increased both average basic and average diluted shares outstanding by approximately 6 million and reduced earnings allocated to participating securities by $6 million for the quarter, which resulted in a de minimis impact to both basic and diluted earnings per share.

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

See accompanying Notes to Consolidated Financial Statements.

58 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in millions)
Net income	$1,020	$976	$993	$2,933	$2,676
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	286	330	(186)	741	(433)
Unrealized gain on assets available-for-sale:
Unrealized gain (loss) arising during the period	28	91	(53)	213	227
Reclassification adjustment	(12)	(1)	(15)	(19)	(43)
Total unrealized gain (loss) on assets available-for-sale	16	90	(68)	194	184
Defined benefit plans:
Net gain arising during the period	—	—	—	2	2
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	15	16	14	49	43
Total defined benefit plans	15	16	14	51	45
Net unrealized gain (loss) on cash flow hedges	—	1	2	11	(4)
Total other comprehensive income (loss), net of tax (a)	317	437	(238)	997	(208)
Total comprehensive income	1,337	1,413	755	3,930	2,468
Net (income) loss attributable to noncontrolling interests	(2)	(1)	(6)	(18)	1
Other comprehensive (income) loss attributable to noncontrolling interests	(5)	(6)	5	(13)	23
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,330	$1,406	$754	$3,899	$2,492

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $312 million for the quarter ended Sept. 30, 2017, $431 million for the quarter ended June 30, 2017, $(233) million for the quarter ended Sept. 30, 2016, $984 million for the nine months ended Sept. 30, 2017 and $(185) million for the nine months ended Sept. 30, 2016.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30, 2017	Dec. 31, 2016
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$5,557	$4,822
Interest-bearing deposits with the Federal Reserve and other central banks	75,808	58,041
Interest-bearing deposits with banks	15,256	15,086
Federal funds sold and securities purchased under resale agreements	27,883	25,801
Securities:
Held-to-maturity (fair value of $39,928 and $40,669)	39,995	40,905
Available-for-sale	80,054	73,822
Total securities	120,049	114,727
Trading assets	4,666	5,733
Loans	59,068	64,458
Allowance for loan losses	(161)	(169)
Net loans	58,907	64,289
Premises and equipment	1,631	1,303
Accrued interest receivable	547	568
Goodwill	17,543	17,316
Intangible assets	3,461	3,598
Other assets (includes $827 and $1,339, at fair value)	22,287	20,954
Subtotal assets of operations	353,595	332,238
Assets of consolidated investment management funds, at fair value	802	1,231
Total assets	$354,397	$333,469
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$80,380	$78,342
Interest-bearing deposits in U.S. offices	46,023	52,049
Interest-bearing deposits in non-U.S. offices	104,593	91,099
Total deposits	230,996	221,490
Federal funds purchased and securities sold under repurchase agreements	10,314	9,989
Trading liabilities	3,253	4,389
Payables to customers and broker-dealers	21,176	20,987
Commercial paper	2,501	—
Other borrowed funds	3,353	754
Accrued taxes and other expenses	6,070	5,867
Other liabilities (including allowance for lending-related commitments of $104 and $112, also includes $812 and $597, at fair value)	7,195	5,635
Long-term debt (includes $369 and $363, at fair value)	28,408	24,463
Subtotal liabilities of operations	313,266	293,574
Liabilities of consolidated investment management funds, at fair value	27	315
Total liabilities	313,293	293,889
Temporary equity
Redeemable noncontrolling interests	197	151
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,352,363,932 and 1,333,706,427 shares	14	13
Additional paid-in capital	26,588	25,962
Retained earnings	24,757	22,621
Accumulated other comprehensive loss, net of tax	(2,781)	(3,765)
Less: Treasury stock of 328,341,579 and 286,218,126 common shares, at cost	(11,597)	(9,562)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,523	38,811
Nonredeemable noncontrolling interests of consolidated investment management funds	384	618
Total permanent equity	40,907	39,429
Total liabilities, temporary equity and permanent equity	$354,397	$333,469

See accompanying Notes to Consolidated Financial Statements.

60 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2017	2016
Operating activities
Net income	$2,933	$2,676
Net (income) loss attributable to noncontrolling interests	(18)	1
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,915	2,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(18)	(18)
Pension plan contributions	(12)	(17)
Depreciation and amortization	1,044	1,118
Deferred tax expense (benefit)	272	(282)
Net securities (gains)	(29)	(65)
Change in trading assets and liabilities	(66)	1,680
Originations of loans held-for-sale	—	(350)
Proceeds from the sales of loans originated for sale	—	802
Change in accruals and other, net	(756)	(3,988)
Net cash provided by operating activities	3,350	1,557
Investing activities
Change in interest-bearing deposits with banks	507	880
Change in interest-bearing deposits with the Federal Reserve and other central banks	(14,467)	33,473
Purchases of securities held-to-maturity	(5,878)	(4,169)
Paydowns of securities held-to-maturity	3,332	3,577
Maturities of securities held-to-maturity	3,412	2,933
Purchases of securities available-for-sale	(18,974)	(21,491)
Sales of securities available-for-sale	3,531	5,624
Paydowns of securities available-for-sale	7,047	6,552
Maturities of securities available-for-sale	4,820	7,610
Net change in loans	5,283	(2,884)
Sales of loans and other real estate	369	172
Change in federal funds sold and securities purchased under resale agreements	(2,082)	(10,456)
Net change in seed capital investments	(52)	(57)
Purchases of premises and equipment/capitalized software	(933)	(495)
Proceeds from the sale of premises and equipment	—	65
Acquisitions, net of cash	—	(38)
Dispositions, net of cash	—	1
Other, net	82	(239)
Net cash (used for) provided by investing activities	(14,003)	21,058
Financing activities
Change in deposits	4,459	(18,378)
Change in federal funds purchased and securities sold under repurchase agreements	325	(6,950)
Change in payables to customers and broker-dealers	177	(743)
Change in other borrowed funds	2,187	427
Change in commercial paper	2,501	—
Net proceeds from the issuance of long-term debt	4,739	4,982
Repayments of long-term debt	(796)	(2,453)
Proceeds from the exercise of stock options	383	129
Issuance of common stock	24	20
Issuance of preferred stock	—	990
Treasury stock acquired	(2,035)	(1,550)
Common cash dividends paid	(653)	(576)
Preferred cash dividends paid	(126)	(74)
Other, net	46	(2)
Net cash provided by (used for) financing activities	11,231	(24,178)
Effect of exchange rate changes on cash	157	(17)
Change in cash and due from banks
Change in cash and due from banks	735	(1,580)
Cash and due from banks at beginning of period	4,822	6,537
Cash and due from banks at end of period	$5,557	$4,957
Supplemental disclosures
Interest paid	$721	$371
Income taxes paid	316	597
Income taxes refunded	19	293
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2016	$3,542	$13	$25,962	$22,621	$(3,765)	$(9,562)	$618	$39,429	(a)	$151
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		40
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(16)
Other net changes in noncontrolling interests	—	—	(11)	—	—	—	(258)	(269)		15
Net income (loss)	—	—	—	2,915	—	—	24	2,939		(6)
Other comprehensive income	—	—	—	—	984	—	—	984		13
Dividends:
Common stock at $0.62 per share	—	—	—	(653)	—	—	—	(653)		—
Preferred stock	—	—	—	(126)	—	—	—	(126)		—
Repurchase of common stock	—	—	—	—	—	(2,035)	—	(2,035)		—
Common stock issued under:
Employee benefit plans	—	—	21	—	—	—	—	21		—
Direct stock purchase and dividend reinvestment plan	—	—	18	—	—	—	—	18		—
Stock awards and options exercised	—	1	598	—	—	—	—	599		—
Balance at Sept. 30, 2017	$3,542	$14	$26,588	$24,757	$(2,781)	$(11,597)	$384	$40,907	(a)	$197

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,269 million at Dec. 31, 2016 and $36,981 million at Sept. 30, 2017.

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

ASU 2016-09, Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of forfeitures and classification on the statement of cash flows. The Company adopted this ASU effective Jan. 1, 2017.

For the first nine months of 2017, we recorded an income tax benefit of $45 million related to the vesting of stock awards and option exercises in the provision for income taxes. Previously, this had been recorded directly to additional paid-in capital. The impact in future periods will vary depending on the number of restricted stock units vesting (which primarily occurs in the first quarter of each year), the number of stock options exercised and the change in value since the grant date.

We continue to apply our accounting policy election for estimating forfeitures. Additionally, beginning in the quarter ended March 31, 2017, we report excess tax benefits related to stock-based compensation as operating activities on the statement of cash flows and the employee taxes paid will continue to be reported as financing activities.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Note 3 - Acquisitions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. Contingent payments totaled $2 million in the third quarter of 2017 and the first nine months of 2017.

At Sept. 30, 2017, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $0 million to $16 million over the next two years, but could be higher as certain of the arrangements do not contain a contractual maximum. The acquisition described below did not have a material impact on BNY Mellon’s results of operations.

Acquisition in 2016

On April 1, 2016, BNY Mellon acquired the assets of Atherton Lane Advisers, LLC, a U.S.-based investment manager with approximately $2.45 billion in AUM and servicer for approximately 700 high-net-worth clients, for cash of $38 million, plus contingent payments measured at $22 million. Goodwill related to this acquisition totaled $29 million and is included in the Investment Management business. The customer relationship intangible asset related to this acquisition is included in the Investment Management business, with an estimated life of 14 years, and totaled $30 million at acquisition.

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2017 and Dec. 31, 2016.

Securities at Sept. 30, 2017		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$15,389	$236	$123	$15,502
U.S. government agencies	866	4	6	864
State and political subdivisions	3,091	57	24	3,124
Agency RMBS	24,546	135	250	24,431
Non-agency RMBS	491	37	3	525
Other RMBS	270	3	8	265
Commercial MBS	960	9	4	965
Agency commercial MBS	9,026	41	57	9,010
CLOs	2,542	9	1	2,550
Other asset-backed securities	1,152	5	—	1,157
Foreign covered bonds	2,529	20	7	2,542
Corporate bonds	1,262	21	8	1,275
Sovereign debt/sovereign guaranteed	12,393	195	23	12,565
Other debt securities	3,149	12	10	3,151
Equity securities	2	2	—	4
Money market funds	939	—	—	939
Non-agency RMBS (a)	885	304	4	1,185
Total securities available-for-sale (b)	$79,492	$1,090	$528	$80,054
Held-to-maturity:
U.S. Treasury	$9,867	$21	$29	$9,859
U.S. government agencies	1,614	—	6	1,608
State and political subdivisions	18	—	1	17
Agency RMBS	25,575	96	185	25,486
Non-agency RMBS	64	5	—	69
Other RMBS	65	—	1	64
Commercial MBS	6	—	—	6
Agency commercial MBS	1,118	5	5	1,118
Foreign covered bonds	83	1	—	84
Sovereign debt/sovereign guaranteed	1,558	32	—	1,590
Other debt securities	27	—	—	27
Total securities held-to-maturity	$39,995	$160	$227	$39,928
Total securities	$119,487	$1,250	$755	$119,982

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $53 million and gross unrealized losses of $155 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

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

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Realized gross gains	$20	$3	$26	$34	$71
Realized gross losses	—	(2)	(1)	(2)	(1)
Recognized gross impairments	(1)	(1)	(1)	(3)	(5)
Total net securities gains	$19	$—	$24	$29	$65

In September 2017, other residential mortgage-backed securities with an aggregate amortized cost of $74 million and fair value of $76 million were transferred from held-to-maturity securities to available-for-sale securities. Due to recent ratings downgrades, the Company no longer intends to hold these securities to maturity.

Temporarily impaired securities

At Sept. 30, 2017, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $155 million of the unrealized losses at Sept. 30, 2017 and $190 million at Dec. 31, 2016 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more at Sept. 30, 2017 and Dec. 31, 2016.

Temporarily impaired securities at Sept. 30, 2017	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$7,900	$111	$495	$12	$8,395	$123
U.S. government agencies	399	6	—	—	399	6
State and political subdivisions	310	4	384	20	694	24
Agency RMBS	8,935	72	4,145	178	13,080	250
Non-agency RMBS	5	—	156	3	161	3
Other RMBS	72	4	83	4	155	8
Commercial MBS	193	2	92	2	285	4
Agency commercial MBS	3,610	47	561	10	4,171	57
CLOs	449	1	—	—	449	1
Foreign covered bonds	1,017	7	28	—	1,045	7
Corporate bonds	306	3	144	5	450	8
Sovereign debt/sovereign guaranteed	2,263	20	137	3	2,400	23
Other debt securities	1,347	9	84	1	1,431	10
Non-agency RMBS (a)	8	2	13	2	21	4
Total securities available-for-sale (b)	$26,814	$288	$6,322	$240	$33,136	$528
Held-to-maturity:
U.S. Treasury	$7,281	$29	$—	$—	$7,281	$29
U.S. government agencies	1,459	5	99	1	1,558	6
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	17,125	172	847	13	17,972	185
Other RMBS	15	—	35	1	50	1
Agency commercial MBS	557	5	—	—	557	5
Total securities held-to-maturity	$26,437	$211	$985	$16	$27,422	$227
Total temporarily impaired securities	$53,251	$499	$7,307	$256	$60,558	$755

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Gross unrealized losses for 12 months or more of $155 million were recorded in accumulated other comprehensive income and related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2016	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$8,489	$181	$—	$—	$8,489	$181
U.S. government agencies	257	9	—	—	257	9
State and political subdivisions	1,058	33	131	19	1,189	52
Agency RMBS	14,766	141	1,673	200	16,439	341
Non-agency RMBS	21	—	332	13	353	13
Other RMBS	26	—	136	8	162	8
Commercial MBS	302	7	163	4	465	11
Agency commercial MBS	3,570	78	589	6	4,159	84
CLOs	443	1	404	—	847	1
Other asset-backed securities	276	1	357	5	633	6
Foreign covered bonds	712	9	—	—	712	9
Corporate bonds	594	16	7	1	601	17
Sovereign debt/sovereign guaranteed	1,521	20	63	—	1,584	20
Other debt securities	742	10	50	—	792	10
Non-agency RMBS (a)	25	—	47	9	72	9
Total securities available-for-sale (b)	$32,802	$506	$3,952	$265	$36,754	$771
Held-to-maturity:
U.S. Treasury	$6,112	$41	$—	$—	$6,112	$41
U.S. government agencies	1,533	6	—	—	1,533	6
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	19,498	297	102	2	19,600	299
Non-agency RMBS	4	—	48	2	52	2
Other RMBS	15	—	123	4	138	4
Agency commercial MBS	621	10	—	—	621	10
Total securities held-to-maturity	$27,783	$354	$277	$9	$28,060	$363
Total temporarily impaired securities	$60,585	$860	$4,229	$274	$64,814	$1,134

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2017.

Maturity distribution and yield on investment securities at Sept. 30, 2017	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,223	1.02%	$—	—%	$438	2.60%	$3,852	1.01%	$—	—%	$6,513
Over 1 through 5 years	5,790	1.66	174	1.29	1,576	3.07	12,648	0.99	—	—	20,188
Over 5 through 10 years	4,002	1.90	690	2.46	912	3.34	2,835	0.81	—	—	8,439
Over 10 years	3,487	3.11	—	—	198	2.36	198	1.64	—	—	3,883
Mortgage-backed securities	—	—	—	—	—	—	—	—	36,381	2.78	36,381
Asset-backed securities	—	—	—	—	—	—	—	—	3,707	2.32	3,707
Equity securities (b)	—	—	—	—	—	—	—	—	943	—	943
Total	$15,502	1.96%	$864	2.23%	$3,124	3.04%	$19,533	0.97%	$41,031	2.68%	$80,054
Securities held-to-maturity:
One year or less	$4,943	0.97%	$731	0.99%	$—	—%	$700	0.60%	$—	—%	$6,374
Over 1 through 5 years	3,517	1.67	883	1.38	2	6.88	307	0.59	—	—	4,709
Over 5 through 10 years	1,407	1.92	—	—	2	6.86	661	0.73	—	—	2,070
Over 10 years	—	—	—	—	14	5.32	—	—	—	—	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,828	2.80	26,828
Total	$9,867	1.36%	$1,614	1.20%	$18	5.64%	$1,668	0.65%	$26,828	2.80%	$39,995

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

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

Projected weighted-average default rates and loss severities
	Sept. 30, 2017		Dec. 31, 2016
	Default rate	Severity	Default rate	Severity
Alt-A	22%	54%	30%	54%
Subprime	38%	66%	49%	70%
Prime	13%	39%	18%	39%

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Agency RMBS	$4	$—	$9	$5	$22
U.S. Treasury	1	(1)	(1)	—	4
Foreign covered bonds	—	—	—	—	10
Non-agency RMBS	(1)	—	(1)	(2)	1
Other	15	1	17	26	28
Total net securities gains	$19	$—	$24	$29	$65

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

Debt securities credit loss roll forward
(in millions)	3Q17	3Q16
Beginning balance as of June 30	$85	$91
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	1
Less: Realized losses for securities sold	2	5
Ending balance as of Sept. 30	$84	$87

Debt securities credit loss roll forward
(in millions)	YTD17	YTD16
Beginning balance as of Jan. 1	$88	$91
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	3	5
Less: Realized losses for securities sold	7	9
Ending balance as of Sept. 30	$84	$87

Pledged assets

At Sept. 30, 2017, BNY Mellon had pledged assets of $108 billion, including $87 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $4 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2017 included $92 billion of securities, $13 billion of loans, $2 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At Sept. 30, 2017 and Dec. 31, 2016, pledged assets included $13 billion and $6 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2017 and Dec. 31, 2016, the market value of the securities received that can be sold or repledged was $68 billion and $50 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2017 and Dec. 31, 2016, the market value of securities collateral sold or repledged was $39 billion and $20 billion, respectively.

Restricted cash and securities

Cash and securities may also be segregated under federal and other regulations or requirements. At Sept. 30, 2017 and Dec. 31, 2016, cash segregated under federal and other regulations or requirements was $4 billion and $3 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $2 billion at Sept. 30, 2017 and $2 billion at Dec. 31, 2016. Restricted securities were sourced from securities purchased under resale agreements at Sept. 30, 2017 and Dec. 31, 2016 and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at Sept. 30, 2017 and Dec. 31, 2016.

Loans	Sept. 30, 2017	Dec. 31, 2016
(in millions)
Domestic:
Financial institutions	$5,155	$6,342
Commercial	2,698	2,286
Wealth management loans and mortgages	16,161	15,555
Commercial real estate	4,921	4,639
Lease financings	823	989
Other residential mortgages	741	854
Overdrafts	1,487	1,055
Other	1,159	1,202
Margin loans	13,720	17,503
Total domestic	46,865	50,425
Foreign:
Financial institutions	6,741	8,347
Commercial	305	331
Wealth management loans and mortgages	104	99
Commercial real estate	6	15
Lease financings	522	736
Other (primarily overdrafts)	4,373	4,418
Margin loans	152	87
Total foreign	12,203	14,033
Total loans (a)	$59,068	$64,458

(a)	Net of unearned income of $414 million at Sept. 30, 2017 and $527 million at Dec. 31, 2016 primarily on domestic and foreign lease financings.

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

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows.

Allowance for credit losses activity for the quarter ended Sept. 30, 2017					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$80	$75	$23	$10	$25	$23	$—		$34	$270
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	1	—		—	1
Provision	1	—	—	(1)	(4)	(3)	—		1	(6)
Ending balance	$81	$75	$23	$9	$21	$21	$—		$35	$265
Allowance for:
Loan losses	$26	$57	$7	$9	$17	$21	$—		$24	$161
Lending-related commitments	55	18	16	—	4	—	—		11	104
Individually evaluated for impairment:
Loan balance	$—	$—	$2	$—	$5	$—	$—		$—	$7
Allowance for loan losses	—	—	2	—	—	—	—		—	2
Collectively evaluated for impairment:
Loan balance	$2,698	$4,921	$5,153	$823	$16,156	$741	$16,366	(a)	$12,203	$59,061
Allowance for loan losses	26	57	5	9	17	21	—		24	159

(a)	Includes $1,487 million of domestic overdrafts, $13,720 million of margin loans and $1,159 million of other loans at Sept. 30, 2017.

Allowance for credit losses activity for the quarter ended June 30, 2017					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$82	$73	$23	$10	$26	$25	$—		$37	$276
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	1	—		—	1
Provision	(2)	2	—	—	(1)	(3)	—		(3)	(7)
Ending balance	$80	$75	$23	$10	$25	$23	$—		$34	$270
Allowance for:
Loan losses	$26	$55	$7	$10	$21	$23	$—		$23	$165
Lending-related commitments	54	20	16	—	4	—	—		11	105
Individually evaluated for impairment:
Loan balance	$—	$—	$2	$—	$7	$—	$—		$—	$9
Allowance for loan losses	—	—	2	—	3	—	—		—	5
Collectively evaluated for impairment:
Loan balance	$2,580	$5,017	$5,952	$847	$16,024	$780	$15,950	(a)	$14,514	$61,664
Allowance for loan losses	26	55	5	10	18	23	—		23	160

(a)	Includes $855 million of domestic overdrafts, $13,973 million of margin loans and $1,122 million of other loans at June 30, 2017.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2016					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$90	$63	$29	$14	$18	$29	$—		$37	$280
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	13	—	—	1	—		—	14
Net recoveries	—	—	13	—	—	—	—		—	13
Provision	1	—	(13)	—	—	(1)	—		(6)	(19)
Ending balance	$91	$63	$29	$14	$18	$28	$—		$31	$274
Allowance for:
Loan losses	$22	$45	$9	$14	$14	$28	$—		$16	$148
Lending-related commitments	69	18	20	—	4	—	—		15	126
Individually evaluated for impairment:
Loan balance	$—	$1	$—	$4	$4	$—	$—		$—	$9
Allowance for loan losses	—	1	—	2	—	—	—		—	3
Collectively evaluated for impairment:
Loan balance	$2,292	$4,693	$6,783	$1,013	$15,027	$901	$20,189	(a)	$15,061	$65,959
Allowance for loan losses	22	44	9	12	14	28	—		16	145

(a)	Includes $1,580 million of domestic overdrafts, $17,487 million of margin loans and $1,122 million of other loans at Sept. 30, 2016.

Allowance for credit losses activity for the nine months ended Sept. 30, 2017					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$73	$26	$13	$23	$28	$—	$36	$281
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	3	—	—	3
Net recoveries	—	—	—	—	—	2	—	—	2
Provision	(1)	2	(3)	(4)	(2)	(9)	—	(1)	(18)
Ending balance	$81	$75	$23	$9	$21	$21	$—	$35	$265

Allowance for credit losses activity for the nine months ended Sept. 30, 2016					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$59	$31	$15	$19	$34	$—	$35	$275
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	13	—	—	4	—	1	18
Net recoveries	—	—	13	—	—	3	—	1	17
Provision	9	4	(15)	(1)	(1)	(9)	—	(5)	(18)
Ending balance	$91	$63	$29	$14	$18	$28	$—	$31	$274

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2017	Dec. 31, 2016

Nonperforming loans:
Other residential mortgages	$80	$91
Wealth management loans and mortgages	8	8
Financial institutions	2	—
Lease financings	—	4
Total nonperforming loans	90	103
Other assets owned	4	4
Total nonperforming assets	$94	$107

At Sept. 30, 2017, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—	$—	$—
Amount by which interest income would have increased if nonperforming loans at period end had been performing for the entire period	$1	$1	$1	$4	$4

Impaired loans

The tables below present information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	3Q17		2Q17		3Q16		YTD17		YTD16
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate	$—	$—	$—	$—	$1	$—	$—	$—	$1	$—
Financial institutions	2	—	1	—	—	—	1	—	—	—
Wealth management loans and mortgages	2	—	3	—	3	—	3	—	5	—
Lease financings	—	—	—	—	4	—	1	—	3	—
Total impaired loans with an allowance	4	—	4	—	8	—	5	—	9	—
Impaired loans without an allowance:
Commercial real estate	—	—	—	—	1	—	—	—	1	—
Financial institutions	—	—	—	—	85	—	—	—	128	—
Wealth management loans and mortgages	4	—	3	—	3	—	3	—	2	—
Total impaired loans without an allowance (a)	4	—	3	—	89	—	3	—	131	—
Total impaired loans	$8	$—	$7	$—	$97	$—	$8	$—	$140	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Sept. 30, 2017			Dec. 31, 2016
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial real estate	$—	$3	$—	$—	$3	$—
Financial institutions	2	2	2	—	—	—
Wealth management loans and mortgages	1	1	—	3	3	3
Lease financings	—	—	—	4	4	2
Total impaired loans with an allowance	3	6	2	7	10	5
Impaired loans without an allowance:
Wealth management loans and mortgages	4	4	N/A	2	2	N/A
Total impaired loans without an allowance (b)	4	4	N/A	2	2	N/A
Total impaired loans (c)	$7	$10	$2	$9	$12	$5

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both Sept. 30, 2017 and Dec. 31, 2016, respectively. The allowance for loan losses associated with these loans totaled less than $1 million at both Sept. 30, 2017 and Dec. 31, 2016, respectively.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2017				Dec. 31, 2016
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Commercial real estate	$51	$60	$—	$111	$78	$—	$—	$78
Wealth management loans and mortgages	86	15	1	102	21	2	—	23
Other residential mortgages	20	3	5	28	20	6	7	33
Financial institutions	—	—	—	—	1	27	—	28
Total past due loans	$157	$78	$6	$241	$120	$35	$7	$162

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

The following table presents our TDRs.

TDRs	3Q17			2Q17			3Q16
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	19	$5	$5	16	$4	$4	17	$4	$4
Wealth management loans and mortgages	1	2	2	—	—	—	—	—	—
Total TDRs	20	$7	$7	16	$4	$4	17	$4	$4

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The modifications of the other residential mortgage loans in the third quarter of 2017, second quarter of 2017 and third quarter of 2016 consisted of reducing the stated interest rates and, in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were three residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the third quarter of 2017. The total recorded investment of these loans was less than $1 million.

Credit quality indicators

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.
The following tables present information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016
(in millions)
Investment grade	$2,857	$2,397	$4,339	$3,823	$9,217	$11,459
Non-investment grade	146	220	588	831	2,679	3,230
Total	$3,003	$2,617	$4,927	$4,654	$11,896	$14,689

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2017	Dec. 31, 2016
Wealth management loans:
Investment grade	$7,128	$7,127
Non-investment grade	135	260
Wealth management mortgages	9,002	8,267
Total	$16,265	$15,654

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

than 1% of the mortgages were past due at Sept. 30, 2017.

At Sept. 30, 2017, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 19%; Massachusetts - 11%; Florida - 8%; and other - 38%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $741 million at Sept. 30, 2017 and $854 million at Dec. 31, 2016. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2017 are $181 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2017, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 11% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5.8 billion at Sept. 30,

2017 and $5.5 billion at Dec. 31, 2016. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $13.9 billion of secured margin loans on our balance sheet at Sept. 30, 2017 compared with $17.6 billion at Dec. 31, 2016. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 6 - Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2016	$9,000	$8,269	$47	$17,316
Foreign currency translation	120	107	—	227
Balance at Sept. 30, 2017	$9,120	$8,376	$47	$17,543

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$9,207	$8,366	$45	$17,618
Acquisitions	29	(1)	—	28
Foreign currency translation	(167)	(30)	—	(197)
Other (a)	2	(4)	2	—
Balance at Sept. 30, 2016	$9,071	$8,331	$47	$17,449

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2016	$1,717	$1,032	$849	$3,598
Amortization	(45)	(112)	—	(157)
Foreign currency translation	16	4	—	20
Balance at Sept. 30, 2017	$1,688	$924	$849	$3,461

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2015	$1,807	$1,186	$849	$3,842
Acquisitions	30	2	—	32
Amortization	(60)	(117)	—	(177)
Foreign currency translation	(27)	1	—	(26)
Balance at Sept. 30, 2016	$1,750	$1,072	$849	$3,671

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2017				Dec. 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer relationships—Investment Management	$1,483	$(1,221)	$262	11 years	$1,439	$(1,136)	$303
Customer contracts—Investment Services	2,257	(1,705)	552	10 years	2,249	(1,590)	659
Other	25	(22)	3	2 years	37	(33)	4
Total subject to amortization	3,765	(2,948)	817	10 years	3,725	(2,759)	966
Not subject to amortization: (b)
Trade name	1,350	N/A	1,350	N/A	1,348	N/A	1,348
Customer relationships	1,294	N/A	1,294	N/A	1,284	N/A	1,284
Total not subject to amortization	2,644	N/A	2,644	N/A	2,632	N/A	2,632
Total intangible assets	$6,409	$(2,948)	$3,461	N/A	$6,357	$(2,759)	$3,598

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2017	$209
2018	180
2019	109
2020	98
2021	75

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

As a result of the annual goodwill impairment test of the eight reporting units, no goodwill impairment was recognized.

Note 7 - Other assets

The following table provides the components of other assets presented on the balance sheet.

Other assets	Sept. 30, 2017	Dec. 31, 2016
(in millions)
Corporate/bank-owned life insurance	$4,824	$4,789
Accounts receivable	3,899	4,060
Fails to deliver	3,532	1,732
Software	1,513	1,451
Renewable energy investments	1,344	1,282
Equity in a joint venture and other investments	1,153	1,063
Income taxes receivable	1,020	1,172
Qualified affordable housing project investments	988	914
Prepaid pension assets	951	836
Prepaid expenses	512	438
Federal Reserve Bank stock	474	466
Fair value of hedging derivatives	344	784
Due from customers on acceptances	318	340
Seed capital	302	395
Other (a)	1,113	1,232
Total other assets	$22,287	$20,954

(a)	At Sept. 30, 2017, other assets include $76 million of Federal Home Loan Bank stock, at cost.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $988 million at Sept. 30, 2017 and $914 million at Dec. 31, 2016. Commitments to fund future investments in qualified affordable housing projects totaled $439 million at Sept. 30, 2017 and $369 million at Dec. 31, 2016. A summary of the commitments to fund future investments is as follows: 2017 – $75 million; 2018 –

$161 million; 2019 – $107 million; 2020 – $79 million; 2021 – $1 million; and 2022 and thereafter – $16 million.

Tax credits and other tax benefits recognized were $39 million in the third quarter of 2017, $39 million in the third quarter of 2016, $38 million in the second quarter of 2017, $115 million in the first nine months of 2017 and $115 million in the first nine months of 2016.

Amortization expense included in the provision for income taxes was $29 million in the third quarter of 2017, $30 million in the third quarter of 2016, $28 million in the second quarter of 2017, $84 million in the first nine months of 2017 and $86 million in the first nine months of 2016.

Certain seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors. As part of that activity, we make seed capital investments in certain funds. BNY Mellon also holds private equity investments, specifically in small business investment companies (“SBICs”), which are compliant with the Volcker Rule. Seed capital and private equity investments are generally included in other assets. Certain risk retention investments in our CLOs are classified as available-for-sale securities.

The fair value of certain of these investments has been estimated using the NAV per share of BNY Mellon’s ownership interest in the funds. The table below presents information about our investments in seed capital and private equity investments that have been valued using NAV.

Seed capital and private equity investments valued using NAV
	Sept. 30, 2017				Dec. 31, 2016
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$97	$2	Daily-quarterly	1-95 days	$171	$1	Daily-quarterly	1-180 days
Private equity investments (SBICs) (b)	54	47	N/A	N/A	43	46	N/A	N/A
Total	$151	$49			$214	$47

(a)	Other funds include various leveraged loans, hedge funds and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments are liquidated.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
(in millions)
Interest revenue
Non-margin loans	$283	$272	$218	$800	$637
Margin loans	87	87	67	249	194
Securities:
Taxable	510	476	434	1,447	1,307
Exempt from federal income taxes	16	16	17	49	53
Total securities	526	492	451	1,496	1,360
Deposits with banks	34	27	26	83	76
Deposits with the Federal Reserve and other central banks	89	71	37	217	170
Federal funds sold and securities purchased under resale agreements	119	86	62	272	167
Trading assets	13	17	13	46	43
Total interest revenue	1,151	1,052	874	3,163	2,647
Interest expense
Deposits	57	32	(6)	98	21
Federal funds purchased and securities sold under repurchase agreements	70	38	6	132	28
Trading liabilities	2	2	2	6	5
Other borrowed funds	7	4	1	13	5
Commercial paper	8	5	1	18	5
Customer payables	19	16	3	42	9
Long-term debt	149	129	93	397	267
Total interest expense	312	226	100	706	340
Net interest revenue	839	826	774	2,457	2,307
Provision for credit losses	(6)	(7)	(19)	(18)	(18)
Net interest revenue after provision for credit losses	$845	$833	$793	$2,475	$2,325

Note 9 - Employee benefit plans

The components of net periodic benefit (credit) cost are as follows.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2017			June 30, 2017			Sept. 30, 2016
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$7	$—	$—	$7	$—	$—	$8	$1
Interest cost	45	8	2	45	8	2	45	9	2
Expected return on assets	(81)	(12)	(2)	(81)	(12)	(2)	(82)	(13)	(2)
Other	17	9	(1)	17	9	(1)	17	4	(1)
Net periodic benefit (credit) cost	$(19)	$12	$(1)	$(19)	$12	$(1)	$(20)	$8	$—

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost			Year-to-date
	Sept. 30, 2017			Sept. 30, 2016
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$21	$—	$—	$24	$3
Interest cost	135	24	6	135	27	6
Expected return on assets	(243)	(36)	(6)	(246)	(39)	(6)
Other	51	27	(3)	52	13	(3)
Net periodic benefit (credit) cost	$(57)	$36	$(3)	$(59)	$25	$—

Note 10 - Income taxes

BNY Mellon recorded an income tax provision of $348 million (25.4% effective tax rate) in the third quarter of 2017. The income tax provision was $324 million (24.6% effective tax rate) in the third quarter of 2016 and $332 million (25.4% effective tax rate) in the second quarter of 2017.

Our total tax reserves as of Sept. 30, 2017 were $157 million compared with $143 million at June 30, 2017. If these tax reserves were unnecessary, $157 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2017 is accrued interest, where applicable, of $24 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2017 was $7 million, compared with $2 million for the nine months ended Sept. 30, 2016.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $57 million as a result of adjustments related to tax years that are still subject to examination.

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

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Investments consolidated at Sept. 30, 2017
(in millions)	Investment Management funds		Securitization	Total consolidated investments
Securities - Available-for-sale	$—		$400	$400
Trading assets	576		—	576
Other assets	226		—	226
Total assets	$802	(a)	$400	$1,202
Other liabilities	$27		$369	$396
Total liabilities	$27	(a)	$369	$396
Nonredeemable noncontrolling interests	$384	(a)	$—	$384

(a)	Includes voting model entities (“VMEs”) with assets of $90 million, liabilities of $2 million and nonredeemable noncontrolling interests of $20 million.

Investments consolidated at Dec. 31, 2016
(in millions)	Investment Management funds		Securitization	Total consolidated investments
Securities - Available-for-sale	$—		$400	$400
Trading assets	979		—	979
Other assets	252		—	252
Total assets	$1,231	(a)	$400	$1,631
Trading liabilities	$282		$—	$282
Other liabilities	33		363	396
Total liabilities	$315	(a)	$363	$678
Nonredeemable noncontrolling interests	$618	(a)	$—	$618

(a)	Includes VMEs with assets of $114 million, liabilities of $3 million and nonredeemable noncontrolling interests of $25 million.

BNY Mellon has not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of Sept. 30, 2017 and Dec. 31, 2016, the following assets and liabilities related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements and primarily relate to accounting for our investments in qualified affordable housing and renewable energy projects.

Non-consolidated VIEs at Sept. 30, 2017
(in millions)	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$143	$—	$143
Other	2,559	439	3,321

(a)	Investments in the Company’s sponsored CLOs.

Non-consolidated VIEs at Dec. 31, 2016
(in millions)	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$42	$—	$42
Other	2,400	369	2,769

(a)	Investments in the Company’s sponsored CLOs.

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

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
	Per annum dividend rate	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

On Sept. 20, 2017, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in September 2017 to holders of record as of the close of business on Sept. 5, 2017:

•
$1,022.22 per share on the Series A Preferred Stock (equivalent to $10.2222 per Normal Preferred Capital Security of Mellon Capital IV, each representing a 1/100th interest in a share of the Series A Preferred Stock);

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock); and

•	$2,312.50 per share on the Series F Preferred Stock (equivalent to $23.1250 per depositary share, each representing a 1/100th interest in a share of the Series F Preferred Stock).

For additional information on the preferred stock, see Note 13 of the Notes to Consolidated Financial Statements in our 2016 Annual Report.

Terms of the Series A, Series C, Series D, Series E and Series F preferred stock are more fully described in each of their Certificates of Designations, each of which is filed as an Exhibit to this Form 10-Q.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 13 - Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2017			June 30, 2017			Sept. 30, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$221	$65	$286	$249	$81	$330	$(104)	$(82)	$(186)
Total foreign currency translation	221	65	286	249	81	330	(104)	(82)	(186)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	47	(19)	28	146	(55)	91	(87)	34	(53)
Reclassification adjustment (b)	(19)	7	(12)	—	(1)	(1)	(24)	9	(15)
Net unrealized gain (loss) on assets available-for-sale	28	(12)	16	146	(56)	90	(111)	43	(68)
Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	—	—	—	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	25	(10)	15	24	(8)	16	22	(8)	14
Total defined benefit plans	25	(10)	15	24	(8)	16	22	(8)	14
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(2)	—	(2)	(8)	4	(4)	(24)	7	(17)
Reclassification adjustment (b)	3	(1)	2	9	(4)	5	28	(9)	19
Net unrealized gain (loss) on cash flow hedges	1	(1)	—	1	—	1	4	(2)	2
Total other comprehensive income (loss)	$275	$42	$317	$420	$17	$437	$(189)	$(49)	$(238)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

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

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2017			Sept. 30, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$566	$175	$741	$(223)	$(210)	$(433)
Total foreign currency translation	566	175	741	(223)	(210)	(433)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	357	(144)	213	338	(111)	227
Reclassification adjustment (b)	(29)	10	(19)	(65)	22	(43)
Net unrealized gain (loss) on assets available-for-sale	328	(134)	194	273	(89)	184
Defined benefit plans:
Net gain (loss) arising during the period	3	(1)	2	3	(1)	2
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	74	(25)	49	65	(22)	43
Total defined benefit plans	77	(26)	51	68	(23)	45
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	4	(1)	3	(115)	38	(77)
Reclassification adjustment (b)	13	(5)	8	110	(37)	73
Net unrealized gain (loss) on cash flow hedges	17	(6)	11	(5)	1	(4)
Total other comprehensive income (loss)	$988	$9	$997	$113	$(321)	$(208)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 16 for additional information.

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2017 and Dec. 31, 2016, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the third quarter of 2017.

Assets measured at fair value on a recurring basis at Sept. 30, 2017					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$15,502	$—	$—	$—	$15,502
U.S. government agencies	—	864	—	—	864
Sovereign debt/sovereign guaranteed	74	12,491	—	—	12,565
State and political subdivisions	—	3,124	—	—	3,124
Agency RMBS	—	24,431	—	—	24,431
Non-agency RMBS	—	525	—	—	525
Other RMBS	—	265	—	—	265
Commercial MBS	—	965	—	—	965
Agency commercial MBS	—	9,010	—	—	9,010
CLOs	—	2,550	—	—	2,550
Other asset-backed securities	—	1,157	—	—	1,157
Equity securities	4	—	—	—	4
Money market funds (b)	939	—	—	—	939
Corporate bonds	—	1,275	—	—	1,275
Other debt securities	—	3,151	—	—	3,151
Foreign covered bonds	2,284	258	—	—	2,542
Non-agency RMBS (c)	—	1,185	—	—	1,185
Total available-for-sale securities	18,803	61,251	—	—	80,054
Trading assets:
Debt and equity instruments (b)	433	1,016	—	—	1,449
Derivative assets not designated as hedging:
Interest rate	3	6,731	—	(5,301)	1,433
Foreign exchange	—	4,879	—	(3,120)	1,759
Equity and other contracts	1	73	—	(49)	25
Total derivative assets not designated as hedging	4	11,683	—	(8,470)	3,217
Total trading assets	437	12,699	—	(8,470)	4,666
Other assets:
Derivative assets designated as hedging:
Interest rate	—	307	—	—	307
Foreign exchange	—	37	—	—	37
Total derivative assets designated as hedging	—	344	—	—	344
Other assets (d)	148	184	—	—	332
Other assets measured at net asset value (d)					151
Total other assets	148	528	—	—	827
Subtotal assets of operations at fair value	19,388	74,478	—	(8,470)	85,547
Percentage of assets of operations prior to netting	21%	79%	—%
Assets of consolidated investment management funds	398	404	—	—	802
Total assets	$19,786	$74,882	$—	$(8,470)	$86,349
Percentage of total assets prior to netting	21%	79%	—%

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2017					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$684	$159	$—	$—	$843
Derivative liabilities not designated as hedging:
Interest rate	3	6,681	—	(5,705)	979
Foreign exchange	—	4,463	—	(3,095)	1,368
Equity and other contracts	3	135	—	(75)	63
Total derivative liabilities not designated as hedging	6	11,279	—	(8,875)	2,410
Total trading liabilities	690	11,438	—	(8,875)	3,253
Long-term debt (b)	—	369	—	—	369
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	494	—	—	494
Foreign exchange	—	318	—	—	318
Total other liabilities – derivative liabilities designated as hedging	—	812	—	—	812
Subtotal liabilities of operations at fair value	690	12,619	—	(8,875)	4,434
Percentage of liabilities of operations prior to netting	5%	95%	—%
Liabilities of consolidated investment management funds	2	25	—	—	27
Total liabilities	$692	$12,644	$—	$(8,875)	$4,461
Percentage of total liabilities prior to netting	5%	95%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$14,307	$—	$—	$—	$14,307
U.S. government agencies	—	359	—	—	359
Sovereign debt/sovereign guaranteed	66	12,423	—	—	12,489
State and political subdivisions	—	3,378	—	—	3,378
Agency RMBS	—	22,736	—	—	22,736
Non-agency RMBS	—	638	—	—	638
Other RMBS	—	513	—	—	513
Commercial MBS	—	928	—	—	928
Agency commercial MBS	—	6,449	—	—	6,449
CLOs	—	2,598	—	—	2,598
Other asset-backed securities	—	1,727	—	—	1,727
Equity securities	3	—	—	—	3
Money market funds (b)	842	—	—	—	842
Corporate bonds	—	1,396	—	—	1,396
Other debt securities	—	1,961	—	—	1,961
Foreign covered bonds	1,876	265	—	—	2,141
Non-agency RMBS (c)	—	1,357	—	—	1,357
Total available-for-sale securities	17,094	56,728	—	—	73,822
Trading assets:
Debt and equity instruments (b)	240	2,013	—	—	2,253
Derivative assets not designated as hedging:
Interest rate	4	7,583	—	(6,047)	1,540
Foreign exchange	—	6,104	—	(4,172)	1,932
Equity and other contracts	—	46	—	(38)	8
Total derivative assets not designated as hedging	4	13,733	—	(10,257)	3,480
Total trading assets	244	15,746	—	(10,257)	5,733
Other assets:
Derivative assets designated as hedging:
Interest rate	—	415	—	—	415
Foreign exchange	—	369	—	—	369
Total derivative assets designated as hedging	—	784	—	—	784
Other assets (d)	268	73	—	—	341
Other assets measured at net asset value (d)					214
Total other assets	268	857	—	—	1,339
Subtotal assets of operations at fair value	17,606	73,331	—	(10,257)	80,894
Percentage of assets of operations prior to netting	19%	81%	—%
Assets of consolidated investment management funds	464	767	—	—	1,231
Total assets	$18,070	$74,098	$—	$(10,257)	$82,125
Percentage of total assets prior to netting	20%	80%	—%

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2016					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$349	$236	$—	$—	$585
Derivative liabilities not designated as hedging:
Interest rate	4	7,629	—	(6,634)	999
Foreign exchange	—	6,103	—	(3,363)	2,740
Equity and other contracts	—	115	—	(50)	65
Total derivative liabilities not designated as hedging	4	13,847	—	(10,047)	3,804
Total trading liabilities	353	14,083	—	(10,047)	4,389
Long-term debt (b)	—	363	—	—	363
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	545	—	—	545
Foreign exchange	—	52	—	—	52
Total other liabilities – derivative liabilities designated as hedging	—	597	—	—	597
Subtotal liabilities of operations at fair value	353	15,043	—	(10,047)	5,349
Percentage of liabilities of operations prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds	3	312	—	—	315
Total liabilities	$356	$15,355	$—	$(10,047)	$5,664
Percentage of total liabilities prior to netting	2%	98%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	Sept. 30, 2017					Dec. 31, 2016
	Total carrying value (b)	Ratings (a)				Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$42	—%	—%	—%	100%	$58	—%	—%	—%	100%
2006	85	—	—	—	100	98	—	—	—	100
2005	152	20	3	18	59	180	23	5	9	63
2004 and earlier	246	4	2	27	67	302	5	3	24	68
Total non-agency RMBS	$525	8%	2%	14%	76%	$638	9%	3%	14%	74%
Commercial MBS - Domestic, originated in:
2009-2017	$909	89%	11%	—%	—%	$674	84%	16%	—%	—%
2008	5	100	—	—	—	14	100	—	—	—
2007	—	—	—	—	—	190	71	29	—	—
2006	—	—	—	—	—	3	7	93	—	—
Total commercial MBS - Domestic	$914	89%	11%	—%	—%	$881	81%	19%	—%	—%
Foreign covered bonds:
Canada	$1,648	100%	—%	—%	—%	$1,320	100%	—%	—%	—%
Australia	261	100	—	—	—	40	100	—	—	—
Netherlands	177	100	—	—	—	160	100	—	—	—
United Kingdom	136	100	—	—	—	280	100	—	—	—
Other	320	100	—	—	—	341	100	—	—	—
Total foreign covered bonds	$2,542	100%	—%	—%	—%	$2,141	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$204	87%	13%	—%	—%	$379	90%	10%	—%	—%
Netherlands	113	37	63	—	—	125	100	—	—	—
Ireland	—	—	—	—	—	58	—	—	100	—
Total European floating rate notes - available-for-sale	$317	69%	31%	—%	—%	$562	83%	7%	10%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,036	100%	—%	—%	—%	$3,209	100%	—%	—%	—%
France	1,993	100	—	—	—	1,998	100	—	—	—
Spain	1,740	—	—	100	—	1,749	—	—	100	—
Germany	1,688	100	—	—	—	1,347	100	—	—	—
Italy	1,169	—	—	100	—	1,130	—	—	100	—
Netherlands	1,016	100	—	—	—	1,061	100	—	—	—
Ireland	832	—	100	—	—	736	—	100	—	—
Belgium	809	100	—	—	—	1,005	100	—	—	—
Other (c)	282	48	3	—	49	254	71	—	—	29
Total sovereign debt/sovereign guaranteed	$12,565	69%	7%	23%	1%	$12,489	70%	6%	23%	1%
Non-agency RMBS (d), originated in:
2007	$337	—%	—%	—%	100%	$387	—%	—%	—%	100%
2006	345	—	—	—	100	391	—	—	—	100
2005	387	1	1	1	97	437	—	2	1	97
2004 and earlier	116	2	2	22	74	142	2	2	17	79
Total non-agency RMBS (d)	$1,185	—%	1%	3%	96%	$1,357	—%	1%	2%	97%

(a)	Represents ratings by S&P, or the equivalent.

(b)
At Sept. 30, 2017 and Dec. 31, 2016, foreign covered bonds and sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes noninvestment grade sovereign debt/sovereign guaranteed securities related to Brazil of $140 million at Sept. 30, 2017 and $73 million at Dec. 31, 2016.

(d)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Changes in Level 3 fair value measurements

Our classification of a financial instrument in Level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third-party sources; accordingly, the gains and losses in the table below include changes in fair value due to observable parameters as well as the unobservable parameters in our valuation methodologies. We also manage the risks of Level 3 financial instruments using securities and derivatives positions that are Level 1 or Level 2 instruments which are not included in the table; accordingly, the gains or losses below do not reflect the effect of our risk management activities related to the Level 3 instruments.

The Company has a Level 3 Pricing Committee which evaluates the valuation techniques used in

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

determining the fair value of Level 3 assets and liabilities.

There were no financial instruments recorded at fair value on a recurring basis classified in Level 3 of the valuation hierarchy in the first nine months of 2017.

The table below includes a roll forward of the balance sheet amount for the three and nine months ended Sept. 30, 2016 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs	Loans
(in millions)	3Q16	YTD16
Fair value at the beginning of the period	$101	$—
Transfers into Level 3	—	19
Total gains for the period included in earnings (a)	—	2
Purchases and sales:
Purchases	—	113
Issuances	1	1
Sales	(102)	(135)
Fair value at Sept. 30, 2016	$—	$—
Change in unrealized gains for the period included in earnings for assets held at the end of the reporting period	$—	$—

(a)	Reported in investment and other income.

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

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2017				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$75	$7	$82
Other assets (b)	—	4	—	4
Total assets at fair value on a nonrecurring basis	$—	$79	$7	$86

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2016				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$84	$7	$91
Other assets (b)	—	4	—	4
Total assets at fair value on a nonrecurring basis	$—	$88	$7	$95

(a)
During the quarters ended Sept. 30, 2017 and Dec. 31, 2016, the fair value of these loans decreased less than $1 million and $1 million, respectively, based on the fair value of the underlying collateral based on guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

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

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Sept. 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$75,808	$—	$75,808	$75,808
Interest-bearing deposits with banks	—	15,254	—	15,254	15,256
Federal funds sold and securities purchased under resale agreements	—	27,883	—	27,883	27,883
Securities held-to-maturity	9,943	29,985	—	39,928	39,995
Loans (a)	—	57,709	—	57,709	57,562
Other financial assets	5,557	1,169	—	6,726	6,726
Total	$15,500	$207,808	$—	$223,308	$223,230
Liabilities:
Noninterest-bearing deposits	$—	$80,380	$—	$80,380	$80,380
Interest-bearing deposits	—	148,967	—	148,967	150,616
Federal funds purchased and securities sold under repurchase agreements	—	10,314	—	10,314	10,314
Payables to customers and broker-dealers	—	21,176	—	21,176	21,176
Commercial paper	—	2,501	—	2,501	2,501
Borrowings	—	3,544	—	3,544	3,544
Long-term debt	—	28,335	—	28,335	28,039
Total	$—	$295,217	$—	$295,217	$296,570

(a)	Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$58,041	$—	$58,041	$58,041
Interest-bearing deposits with banks	—	15,091	—	15,091	15,086
Federal funds sold and securities purchased under resale agreements	—	25,801	—	25,801	25,801
Securities held-to-maturity	11,173	29,496	—	40,669	40,905
Loans (a)	—	62,829	—	62,829	62,564
Other financial assets	4,822	1,112	—	5,934	5,934
Total	$15,995	$192,370	$—	$208,365	$208,331
Liabilities:
Noninterest-bearing deposits	$—	$78,342	$—	$78,342	$78,342
Interest-bearing deposits	—	141,418	—	141,418	143,148
Federal funds purchased and securities sold under repurchase agreements	—	9,989	—	9,989	9,989
Payables to customers and broker-dealers	—	20,987	—	20,987	20,987
Borrowings	—	960	—	960	960
Long-term debt	—	24,184	—	24,184	24,100
Total	$—	$275,880	$—	$275,880	$277,526

(a)	Does not include the leasing portfolio.

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized
(in millions)			Gain	(Loss)
Sept. 30, 2017
Securities available-for-sale	$12,416	$12,333	$56	$(337)
Long-term debt	24,249	24,200	249	(157)
Dec. 31, 2016
Securities available-for-sale	$9,184	$9,233	$83	$(342)
Long-term debt	20,511	20,450	330	(203)

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Note 15 - Fair value option

We elected fair value as an alternative measurement for selected financial assets and financial liabilities.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2017	Dec. 31, 2016
(in millions)
Assets of consolidated investment management funds:
Trading assets	$576	$979
Other assets	226	252
Total assets of consolidated investment management funds	$802	$1,231
Liabilities of consolidated investment management funds:
Trading liabilities	$—	$282
Other liabilities	27	33
Total liabilities of consolidated investment management funds	$27	$315

BNY Mellon values the assets and liabilities of its consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated investment management funds. Changes in the value of the assets and liabilities are recorded in the income statement as investment income of consolidated investment management funds and in the interest of investment management fund note holders, respectively.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $369 million at Sept. 30, 2017 and $363 million at Dec. 31, 2016. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt and certain loans for which we elected the fair value option that we previously held in 2016, and the location of the changes in the income statement.

Impact of changes in fair value in the income statement (a)
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Loans:
Investment and other income	$—	$—	$(1)	$—	$13
Long-term debt:
Foreign exchange and other trading revenue	$(1)	$(4)	$2	$(6)	$(17)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2017 or the third quarter of 2016.

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The available-for-sale investment securities hedged consist of U.S. Treasury bonds, agency commercial MBS, sovereign debt and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2017, $12.4 billion face amount of securities were hedged with interest rate swaps that had notional values of $12.3 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2017, $24.2 billion par value of debt was hedged with interest rate swaps that had notional values of $24.2 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our Indian rupee, British pound, Hong Kong dollar, Singapore dollar, Polish zloty, Canadian dollar and Japanese yen foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2017, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $539 million (notional), with a pre-tax loss of $9 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2017, forward foreign exchange contracts with notional amounts totaling $7.8 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2017, had a combined U.S. dollar equivalent value of $181 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2017	Sept. 30, 2016
Fair value hedges of securities	$(13.3)	$(5.4)
Fair value hedges of long-term debt	0.1	(23.0)
Cash flow hedges	—	—
Other (a)	—	—
Total	$(13.2)	$(28.4)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2017 and Dec. 31, 2016.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016
Derivatives designated as hedging instruments: (a)
Interest rate contracts	$36,533	$29,683	$307	$415	$494	$545
Foreign exchange contracts	8,399	7,796	37	369	318	52
Total derivatives designated as hedging instruments			$344	$784	$812	$597
Derivatives not designated as hedging instruments: (b)
Interest rate contracts	$283,384	$325,412	$6,734	$7,587	$6,684	$7,633
Foreign exchange contracts	639,336	530,729	4,879	6,104	4,463	6,103
Equity contracts	1,354	1,167	74	46	134	112
Credit contracts	180	160	—	—	4	3
Total derivatives not designated as hedging instruments			$11,687	$13,737	$11,285	$13,851
Total derivatives fair value (c)			$12,031	$14,521	$12,097	$14,448
Effect of master netting agreements (d)			(8,470)	(10,257)	(8,875)	(10,047)
Fair value after effect of master netting agreements			$3,561	$4,264	$3,222	$4,401

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815, Derivatives and Hedging.

(d)
Effect of master netting agreements includes cash collateral received and paid of $834 million and $1,239 million, respectively, at Sept. 30, 2017, and $1,119 million and $909 million, respectively, at Dec. 31, 2016.

The following tables present the impact of derivative instruments used in fair value, cash flow and net investment hedging relationships in the income statement.

Impact of derivative instruments in the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		3Q17	2Q17	3Q16		3Q17	2Q17	3Q16
Interest rate contracts	Net interest revenue	$(33)	$2	$(174)	Net interest revenue	$31	$(9)	$168

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q17	2Q17	3Q16		3Q17	2Q17	3Q16		3Q17	2Q17	3Q16
FX contracts	$—	$—	$(7)	Net interest revenue	$—	$—	$(6)	Net interest revenue	$—	$—	$—
FX contracts	3	(1)	—	Other revenue	—	—	—	Other revenue	—	—	—
FX contracts	(1)	—	(19)	Trading revenue	(1)	—	(19)	Trading revenue	—	—	—
FX contracts	(4)	(7)	2	Salary expense	(2)	(9)	(3)	Salary expense	—	—	—
Total	$(2)	$(8)	$(24)		$(3)	$(9)	$(28)		$—	$—	$—

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q17	2Q17	3Q16		3Q17	2Q17	3Q16		3Q17	2Q17	3Q16
FX contracts	$(206)	$(274)	$47	Net interest revenue	$—	$—	$—	Other revenue	$—	$—	$—

Impact of derivative instruments in the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		YTD17	YTD16		YTD17	YTD16
Interest rate contracts	Net interest revenue	$(21)	$(445)	Net interest revenue	$8	$417

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	YTD17	YTD16		YTD17	YTD16		YTD17	YTD16
FX contracts	$—	$(16)	Net interest revenue	$—	$(16)	Net interest revenue	$—	$—
FX contracts	2	—	Other revenue	—	—	Other revenue	—	—
FX contracts	2	(89)	Trading revenue	2	(89)	Trading revenue	—	—
FX contracts	—	(10)	Salary expense	(15)	(5)	Salary expense	—	—
Total	$4	$(115)		$(13)	$(110)		$—	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	YTD17	YTD16		YTD17	YTD16		YTD17	YTD16
FX contracts	$(576)	$320	Net interest revenue	$—	$—	Other revenue	$—	$—

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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	3Q17	2Q17	3Q16	YTD17	YTD16
Foreign exchange	$158	$151	$175	$463	$512
Other trading revenue	15	14	8	39	28
Total foreign exchange and other trading revenue	$173	$165	$183	$502	$540

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, equity derivatives and fixed income and equity securities.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2017 for three key ratings triggers.

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$92	million
Baa2/BBB	$430	million
Ba1/BB+	$1,899	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2017, existing collateral arrangements would have required us to post an additional $151 million of collateral.

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

Offsetting of derivative assets and financial assets at Sept. 30, 2017
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$6,182	$5,301		$881	$189	$—	$692
Foreign exchange contracts	4,281	3,120		1,161	82	—	1,079
Equity and other contracts	69	49		20	—	—	20
Total derivatives subject to netting arrangements	10,532	8,470		2,062	271	—	1,791
Total derivatives not subject to netting arrangements	1,499	—		1,499	—	—	1,499
Total derivatives	12,031	8,470		3,561	271	—	3,290
Reverse repurchase agreements	36,118	19,171	(b)	16,947	16,890	—	57
Securities borrowing	10,936	—		10,936	10,627	—	309
Total	$59,085	$27,641		$31,444	$27,788	$—	$3,656

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2017				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$7,103	$5,705		$1,398	$1,311	$—	$87
Foreign exchange contracts	4,074	3,095		979	234	—	745
Equity and other contracts	130	75		55	49	—	6
Total derivatives subject to netting arrangements	11,307	8,875		2,432	1,594	—	838
Total derivatives not subject to netting arrangements	790	—		790	—	—	790
Total derivatives	12,097	8,875		3,222	1,594	—	1,628
Repurchase agreements	27,321	19,171	(b)	8,150	8,149	—	1
Securities lending	1,904	—		1,904	1,812	—	92
Total	$41,322	$28,046		$13,276	$11,555	$—	$1,721

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Sept. 30, 2017
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$21,432	$—	$—	$21,432
U.S. government agencies	489	110	—	599
Agency RMBS	1,798	190	—	1,988
Corporate bonds	282	—	940	1,222
Other debt securities	254	—	871	1,125
Equity securities	466	—	489	955
Total	$24,721	$300	$2,300	$27,321
Securities lending:
U.S. government agencies	$15	$—	$—	$15
Other debt securities	477	—	—	477
Equity securities	1,412	—	—	1,412
Total	$1,904	$—	$—	$1,904
Total borrowings	$26,625	$300	$2,300	$29,225

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Dec. 31, 2016
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$2,488	$4	$—	$2,492
U.S. government agencies	396	10	—	406
Agency RMBS	3,294	386	—	3,680
Corporate bonds	304	—	694	998
Other debt securities	146	—	563	709
Equity securities	375	—	43	418
Total	$7,003	$400	$1,300	$8,703
Securities lending:
U.S. government agencies	$39	$—	$—	$39
Other debt securities	477	—	—	477
Equity securities	1,099	—	—	1,099
Total	$1,615	$—	$—	$1,615
Total borrowings	$8,618	$400	$1,300	$10,318

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

Off-balance sheet arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized on the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks.

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2017	Dec. 31, 2016
(in millions)
Lending commitments	$49,983	$51,270
Standby letters of credit (a)	3,619	4,185
Commercial letters of credit	265	339
Securities lending indemnifications (b)	406,434	317,690

(a)	Net of participations totaling $681 million at Sept. 30, 2017 and $662 million at Dec. 31, 2016.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $65 billion at Sept. 30, 2017 and $61 billion at Dec. 31, 2016.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.8 billion in less than one year, $20.0 billion in one to five years and $158 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $178 million at Sept. 30, 2017 and $293 million at Dec. 31, 2016. At Sept. 30, 2017, $2.3 billion of the SBLCs will expire within one year and $1.2 billion in one to five years and $48 million in over five years.

We must recognize, at the inception of an SBLC and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees. The estimated liability for losses related to SBLCs and foreign and other guarantees, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $104 million at Sept. 30, 2017 and $112 million at Dec. 31, 2016.

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

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $265 million at Sept. 30, 2017 and $339 million at Dec. 31, 2016.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $424 billion at Sept. 30, 2017 and $331 billion at Dec. 31, 2016.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At Sept. 30, 2017 and Dec. 31, 2016, $65 billion and $61 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $69 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2017. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2017
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.9	$19.0	$21.9
Asset managers	1.6	6.5	8.1
Banks	6.3	1.4	7.7
Insurance	0.1	3.4	3.5
Government	—	1.0	1.0
Other	1.0	1.4	2.4
Total	$11.9	$32.7	$44.6

Commercial portfolio exposure (in billions)	Sept. 30, 2017
	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.4	$6.3	$7.7
Services and other	0.9	4.4	5.3
Energy and utilities	0.6	4.5	5.1
Media and telecom	0.1	1.4	1.5
Total	$3.0	$16.6	$19.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash and/or securities.

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

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

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

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At Sept. 30, 2017 and Dec. 31, 2016, we have not recorded any material liabilities under these arrangements.

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

100 BNY Mellon

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 15 lawsuits against Pershing that are pending in Texas, including two putative class actions. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. The remaining FINRA action has been resolved and dismissed.

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

BNY Mellon 101

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

The primary types of revenue for our two principal businesses and the Other segment are presented below.

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

The results of our businesses are presented and analyzed on an internal management reporting basis.

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

•	The provision for credit losses associated with the respective credit portfolios is reflected in each business segment.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

•	Incentives expense related to restricted stock is allocated to the businesses.

•	Support and other indirect expenses are allocated to businesses based on internally developed methodologies.

•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.

•	Litigation expense is generally recorded in the business in which the charge occurs.

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

•	M&I expense is a corporate level item and is recorded in the Other segment.

•	Restructuring charges relate to corporate-level initiatives and were therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules presents the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2017	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$918	(a)	$2,187	$69	$3,174	(a)
Net interest revenue (expense)	82		777	(20)	839
Total revenue	1,000	(a)	2,964	49	4,013	(a)
Provision for credit losses	(2)		(2)	(2)	(6)
Noninterest expense	702		1,874	77	2,653	(b)
Income (loss) before taxes	$300	(a)	$1,092	$(26)	$1,366	(a)(b)
Pre-tax operating margin (c)	30%		37%	N/M	34%
Average assets	$31,689		$252,461	$61,559	$345,709

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

(a)
Both fee and other revenue and total revenue include the net income from consolidated investment management funds of $7 million, representing $10 million of income and noncontrolling interests of $3 million. Income before taxes is net of noncontrolling interests of $3 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

For the quarter ended Sept. 30, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$876	(a)	$2,183	$100	$3,159	(a)
Net interest revenue (expense)	82		715	(23)	774
Total revenue	958	(a)	2,898	77	3,933	(a)
Provision for credit losses	—		1	(20)	(19)
Noninterest expense	702		1,851	88	2,641	(b)
Income before taxes	$256	(a)	$1,046	$9	$1,311	(a)(b)
Pre-tax operating margin (c)	27%		36%	N/M	33%
Average assets	$30,392		$275,714	$45,124	$351,230

(a)
Both fee and other revenue and total revenue include net income from consolidated investment management funds of $8 million, representing $17 million of income and noncontrolling interests of $9 million. Income before taxes is net of noncontrolling interests of $9 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2017	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$2,694	(a)	$6,386	$254	$9,334	(a)
Net interest revenue (expense)	255		2,245	(43)	2,457
Total revenue	2,949	(a)	8,631	211	11,791	(a)
Provision for credit losses	1		(5)	(14)	(18)
Noninterest expense	2,083		5,650	212	7,945	(b)
Income before taxes	$865	(a)	$2,986	$13	$3,864	(a)(b)
Pre-tax operating margin (c)	29%		35%	N/M	33%
Average assets	$31,372		$252,675	$57,463	$341,510

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $29 million, representing $53 million of income and noncontrolling interests of $24 million. Income before taxes is net of noncontrolling interests of $24 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $6 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2016	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$2,544	(a)	$6,267	$324	$9,135	(a)
Net interest revenue (expense)	247		2,084	(24)	2,307
Total revenue	2,791	(a)	8,351	300	11,442	(a)
Provision for credit losses	—		8	(26)	(18)
Noninterest expense	2,084		5,518	284	7,886	(b)
Income before taxes	$707	(a)	$2,825	$42	$3,574	(a)(b)
Pre-tax operating margin (c)	25%		34%	N/M	31%
Average assets	$30,048		$275,410	$57,832	$363,290

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $15 million, representing $21 million of income and noncontrolling interests of $6 million. Income before taxes is net of a loss attributable to noncontrolling interests of $6 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interest of $6 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 19 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2017	2016
Transfers from loans to other assets for other real estate owned (“OREO”)	$3	$4
Change in assets of consolidated VIEs	429	392
Change in liabilities of consolidated VIEs	288	14
Change in nonredeemable noncontrolling interests of consolidated investment management funds	234	238
Securities purchased not settled	1,277	229
Securities sales not settled	—	218
Securities matured not settled	350	—
Held-to-maturity securities transferred to available-for-sale	74	10
Premises and equipment/capitalized software funded by capital lease obligations	347	12

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

106 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, regulatory, technology, market, economic or accounting developments, legal proceedings and other contingencies, effective tax rate, estimates (including those regarding capital ratios), intentions (including those regarding our resolution strategy), targets, opportunities and initiatives.

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

BNY Mellon 107

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

BNY Mellon 109

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

110 BNY Mellon

Part II - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2017. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2017			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2017
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
July 2017	7	$51.08	7	$2,600
August 2017	12,300	52.74	12,300	1,951
September 2017	9	52.29	9	1,950
Third quarter of 2017 (a)	12,316	$52.74	12,316	$1,950	(b)

(a)
Includes 32 thousand shares repurchased at a purchase price of $2 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $52.74.

(b)
Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2018, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2017 capital plan.

On June 28, 2017, in connection with the Federal Reserve’s non-objection to our 2017 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $2.6 billion of common stock and up to an additional $500 million of common stock contingent on a prior issuance of $500 million of noncumulative perpetual preferred stock. The 2017 capital plan began in the third quarter of 2017 and continues through the second quarter of 2018. This new share repurchase plan replaces all previously authorized share repurchase plans.

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

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report appears below.

BNY Mellon 111

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

112 BNY Mellon

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

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 7, 2017	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

114 BNY Mellon