Form 10-K
period 2017-12-31
Bank of New York Mellon Corp
filed 2018-02-28
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017
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
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑    Accelerated filer ☐
Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $52,653,801,981.

As of January 31, 2018, 1,009,749,214 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2018 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2017 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 14, including those portions of BNY Mellon’s 2017 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. The Annual Report is, and BNY Mellon’s Proxy Statement for its 2018 Annual Meeting (the “Proxy”) upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

•
All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any proxy statement mailed by us in connection with the solicitation of proxies;

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “future” and words of similar meaning signify forward-looking statements. Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, regulatory, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios), intentions (including those regarding our resolution strategy), targets, opportunities and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K), are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as: a communications or technology disruption or failure that results in a loss of information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations; a cybersecurity incident, or a failure to protect our computer systems, networks and information and our clients’ information against cybersecurity threats, could result in a loss of information, adversely impact our ability to conduct our businesses, and damage our reputation and cause losses; our business may be materially adversely affected by operational risk; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our

BNY Mellon 1

business and financial condition; we are subject to extensive government rulemaking, regulation and supervision; these rules and regulations have, and in the future may, compel us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations; rules and regulations have increased our compliance and operational risk and costs; our risk management framework may not be effective in mitigating risk and reducing the potential for losses; a failure or circumvention of our controls and procedures could have a material adverse effect on our business, reputation, results of operations and financial condition; if our resolution plan is determined not to be credible or not to facilitate an orderly resolution under the U.S. Bankruptcy Code, our business, reputation, results of operations and financial condition could be materially negatively impacted; the application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority could adversely affect our liquidity and financial condition and our security holders; regulatory or enforcement actions or litigation could materially adversely affect our results of operations or harm our businesses or reputation; our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm; acts of terrorism, natural disasters, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations; we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; weakness and volatility in financial markets and the economy generally may materially adversely affect our business, results of operations and financial condition; the United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations; changes in interest rates and yield curves could have a material adverse effect on our profitability; we may experience write-downs of securities that we own and other losses related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition; ongoing concerns about the financial stability of certain countries, new barriers to global trade or a breakup of the EU or Eurozone could have a material adverse effect on our business and results of operations; our FX revenue may be adversely affected by decreases in market volatility and the cross-border investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, many of whom are major financial institutions and sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business; our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; we could incur losses if our allowance for credit losses, including loan and lending related commitments reserves, is inadequate; new lines of business, new products and services or transformational or strategic project initiatives may subject us to additional risks, and the failure to implement these initiatives could affect our results of operations; we are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability; our business may be adversely affected if we are unable to attract and retain employees; our strategic transactions present risks and uncertainties and could have an adverse effect on our business, results of operations and financial condition; tax law changes, including the recent enactment of the Tax Act, or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition; our ability to return capital to shareholders is subject to the discretion of our board of directors and may be limited by U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or our failure to pay full and timely dividends on our preferred stock; changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations; the Parent is a non-operating holding company, and as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders; changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $33.3 trillion in assets under custody and/or administration and $1.9 trillion in assets under management as of Dec. 31, 2017. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two business segments, Investment Management and Investment Services. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our investment securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy investments and business exits.

For a further discussion of BNY Mellon’s products and services, see the “Overview,” “Summary of financial highlights,” “Fee and other revenue,” “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. Our two principal U.S. banking subsidiaries are:

•
The Bank of New York Mellon, a New York state-chartered bank, which houses our Investment Services businesses, including Asset Servicing, Issuer Services, Treasury Services, Broker-Dealer Services, as well as the bank-advised business of Asset Management; and

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

Information on international operations is presented in the “Net interest revenue,” “Income taxes,” “Review of businesses,” “International operations,” “Consolidated balance sheet review” and “Supervision and Regulation” sections in the MD&A section in the Annual Report, Notes 4, 5 and 23 of the Notes to Consolidated Financial Statements in the Annual Report and in “MD&A – Risk Factors – Acts of terrorism, natural disasters, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations” and “We are subject to extensive government rulemaking, regulation and supervision. These rules and regulations have, and in the future may, compel us to

4 BNY Mellon

change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, these rules and regulations have increased our compliance and operational risk and costs” in the Annual Report, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2017.

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

The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to enhance our resiliency.

For additional discussion regarding competition, see “MD&A — Risk Factors – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which is incorporated herein by reference.

Employees

At Dec. 31, 2017, BNY Mellon and its subsidiaries had approximately 52,500 full-time employees.

Statistical Disclosures by Bank Holding Companies

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Supplemental Information (unaudited) – Rate/volume analysis” sections in the MD&A and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

II. Investment Portfolio

A.	Book Value of Investments;

B.	Maturity Distribution and Yields of Investments; and

BNY Mellon 5

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

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors,” which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek

6 BNY Mellon

to sell, lease or sublease this excess space. The following is a description of our principal properties, which are utilized by all of our business segments, as of Dec. 31, 2017:

New York area properties
We own our 23-story building located at 101 Barclay Street in downtown Manhattan, and have committed to purchase the land on which that building sits by December 2018. We lease approximately 325,000 square feet of space in an office building located at 225 Liberty Street in downtown Manhattan that currently serves as our corporate headquarters. In 2018, we will be relocating our headquarters to our 101 Barclay Street location with plans to sublease our space at 225 Liberty Street. In addition, we lease approximately 313,000 square feet of space at 200 Park Avenue, approximately 318,000 square feet of space in Brooklyn and approximately 485,000 square feet of space at 95 Christopher Columbus Drive in Jersey City.

Pittsburgh properties
We lease under a long-term, triple net lease the entire 54-story office building at BNY Mellon Center, 500 Grant Street. In addition, we own a 14-story office building located at 500 Ross Street. We hold a lease for approximately 312,000 square feet of space at 525 William Penn Place through the end of 2018.

Boston area properties
We lease approximately 294,000 square feet of space located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately 304,000 square feet of space at 4400 Computer Drive in Westborough, Massachusetts.

United Kingdom properties
We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), and leased space totaling 144,000 square feet in Manchester. We have other leased office locations throughout the United Kingdom, including locations in Poole, Leeds, Liverpool and Edinburgh.

Poland properties
We lease 174,000 square feet of space in Swobodna, Wroclaw, Poland.

India properties
We lease approximately 828,000 square feet of space in Pune, India and approximately 915,000 square feet of space in Chennai, India.

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

BNY Mellon 7

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Certain of our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock, are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal years 2016 and 2017 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Jan. 31, 2018, there were 29,317 holders of record of our common stock.

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

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2017 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be made through repurchase plans designed to comply with Rule 10b5-1 and through derivative, accelerated share repurchase and other structured transactions.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the “Financial Summary” section and the “Summary of financial highlights” section in the MD&A in the Annual Report and Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 10, 12, 17, 20 and 21 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates,” “Off-balance sheet arrangements,” “Risk management,” “Trading activities and risk management” and “Asset/liability management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 18, 20 and 21 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 13 hereof for a detailed listing of the items under Exhibits and Financial Statements, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation

8 BNY Mellon

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

As of Dec. 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 131 and 132 of the Annual Report, each of which is incorporated herein by reference.

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
CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www.bnymellon.com/governance/directorscodeofconduct.pdf. We intend to disclose on our website any amendments to or waivers of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The positions of Chairman of the Board, Chief Executive Officer and President are each held for the year for which the Board of Directors was elected and until the appointment and qualification of a successor or until earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

Name	Age	Positions and offices

Bridget E. Engle	54
Ms. Engle has served as Senior Executive Vice President and Chief Information Officer of BNY Mellon since June 2017. From April 2015 to March 2017, Ms. Engle served as Bank of America Corporation’s Chief Information Officer for Global Commercial Banking and Markets Technology. From 2011 to April 2015, Ms. Engle was Bank of America’s Chief Information Officer for Consumer Banking.

Thomas P. (Todd) Gibbons	61
Mr. Gibbons has served as Vice Chairman and Chief Executive Officer of Clearing, Markets and Client Management of BNY Mellon since January 2018 and was Vice Chairman and Chief Financial Officer of BNY Mellon from July 2008 to January 2018.

Mitchell E. Harris	63
Mr. Harris has served as Senior Executive Vice President and Chief Executive Officer of Investment Management of BNY Mellon since February 2016 and was President of Investment Management from May 2011 to February 2016.

Monique R. Herena	47
Ms. Herena has served as Senior Executive Vice President and Chief Human Resources Officer of BNY Mellon since April 2014. From 2013 to April 2014, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer Global Groups, Functions and Corporate for PepsiCo Inc.

Hani A. Kablawi	49
Mr. Kablawi has served as Senior Executive Vice President and Chairman of EMEA and Chief Executive Officer of Global Asset Servicing of BNY Mellon since January 2018 and was Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018. Mr. Kablawi previously served as Chief Executive Officer of EMEA Asset Servicing from January 2012 to July 2016.

10 BNY Mellon

Name	Age	Positions and offices
Kurtis R. Kurimsky	44
Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015 and was Acting Controller from February 2015 to July 2015. Mr. Kurimsky previously served as Deputy Controller of BNY Mellon from May 2014 to February 2015. From October 2006 to April 2014, Mr. Kurimsky served as a partner in the Financial Services Practice at KPMG LLP.

Francis (Frank) La Salla	54
Mr. La Salla has served as Senior Executive Vice President and Chief Executive Officer of Issuer Services of BNY Mellon since January 2018 and was Chief Executive Officer of Corporate Trust from May 2017 to January 2018. Mr. La Salla previously served as Chief Executive Officer of Global Structured Products and Alternative Investment Services from March 2014 to May 2017. From May 2003 to March 2014, Mr. La Salla was Managing Director at Pershing LLC, a wholly-owned subsidiary of BNY Mellon, where he was Co-Head of Global Client Relationships and Head of Trading Services.

J. Kevin McCarthy	53
Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014 and was Senior Deputy General Counsel, with oversight of the legal teams supporting BNY Mellon’s Litigation, Enforcement, Employment Law, Asset Servicing and corporate center functions, from August 2013 to April 2014. From September 2010 to August 2013, Mr. McCarthy served as Deputy General Counsel for the Litigation, Enforcement and Employment Law functions at BNY Mellon.

Michael P. Santomassimo	42
Mr. Santomassimo has served as Senior Executive Vice President and Chief Financial Officer of BNY Mellon since January 2018 and was Chief Financial Officer of Investment Services from July 2016 to January 2018. Mr. Santomassimo served as Chief Financial Officer, Banking, at JPMorgan Chase & Co., which included Investment Banking (Advisory and Equity and Debt Capital Markets) as well as Treasury Services from December 2013 to June 2016 and Chief Financial Officer, Technology & Operations, for the same division at JPMorgan Chase & Co. from December 2012 to December 2013.

Charles W. Scharf	52
Mr. Scharf has served as a director and Chief Executive Officer of BNY Mellon since July 2017. In January 2018, Mr. Scharf became Chairman of BNY Mellon. From October 2012 through December 2016, Mr. Scharf served as director and Chief Executive Officer of Visa Inc.

Douglas H. Shulman	50
Mr. Shulman has served as Senior Executive Vice President and Head of Client Service Delivery since September 2014. From December 2013 to September 2014, Mr. Shulman served as a Senior Advisor at McKinsey & Co. and was a Senior Fellow at Harvard’s Kennedy School Center for Business and Government from 2013 to 2014.

James S. Wiener	50
Mr. Wiener has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since November 2014. Mr. Wiener served as a senior partner at Oliver Wyman Group from 2003 to November 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 - Election of Directors;” “Compensation Discussion and Analysis” and “Executive Compensation Tables and Other Compensation Disclosure” under the heading “Item 2 - Advisory Vote on Compensation;” “Board Meetings and Committee Information - Committees

and Committee Charters” and “- Human Resources and Compensation Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the HRC Committee” under the heading “Item 2 - Advisory Vote on Compensation - Compensation Discussion and Analysis” is deemed furnished hereunder.

BNY Mellon 11

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP,” which is incorporated herein by reference.

12 BNY Mellon

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	134-135
	Consolidated Comprehensive Income Statement	136
	Consolidated Balance Sheet	137
	Consolidated Statement of Cash Flows	138
	Consolidated Statement of Changes in Equity	139-140
	Notes to Consolidated Financial Statements	141-210
	Report of Independent Registered Public Accounting Firm	211

	Selected Quarterly Data (unaudited)	123

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 14 through 22 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

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
3.7
Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, Aug. 11, 2009, Feb. 9, 2010, July 2, 2010, Oct. 12, 2010, Oct. 8, 2013, March 5, 2015, Oct. 13, 2015 and Feb. 12, 2018.

Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.

14 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2017. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated Feb. 23, 1994 and Nov. 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Oct. 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.7	*	Amendment dated as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment dated as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.

BNY Mellon 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.
10.11	*	Amendment dated as of Dec. 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.12	*	Amendment dated as of Oct. 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.13	*	Amendment dated as of Feb. 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 27, 2008, and incorporated herein by reference.
10.14	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.15	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.16	*	Amendment dated as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.17	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.18	*	Amendment dated as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.

16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.19	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.20	*	Amendment dated as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.21	*	Amendment dated as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.22	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.23	*	Amendment dated as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.24	*	Amendment dated Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.25	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.26	*	Amendment dated as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.27	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.28	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.29	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.30	*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.
10.31		Lease dated as of Dec. 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.
10.32	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.33	*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.
10.34	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.35	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.36	*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.37	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.38	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.39	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.40	*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, and incorporated herein by reference.
10.41	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.42	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.43	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.44	*	Form of Restricted Stock Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.3 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.45	*	Form of Performance Share Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.4 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.46	*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.47	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.48	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan.	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.49		Lease agreement by and between The Bank of New York Mellon and WFP Tower Co. L.P., dated June 25, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.50	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
10.51	*	2015 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2015, and incorporated herein by reference.
10.52	*	2015 Form of Restricted Share Unit Agreement.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2015, and incorporated herein by reference.
10.53	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.54	*	Amendment dated as of Dec. 14, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.55	*	The Bank of New York Mellon Corporation Executive Severance Plan (as amended effective Feb. 19, 2016).	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2016, and incorporated herein by reference.
10.56	*	The Bank of New York Mellon Corporation 2016 Executive Incentive Compensation Plan.	Previously filed as Annex B to the Company’s definitive Proxy Statement on Schedule 14A filed on March 11, 2016 and incorporated herein by reference.
10.57	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.58	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.59	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2016, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.60	*	2016 Form of Restricted Share Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.61	*	2016 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.62	*	Letter Agreement, dated July 13, 2017, between The Bank of New York Mellon Corporation and Charles W. Scharf.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on July 17, 2017, and incorporated herein by reference.
10.63	*	2017 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.64	*	2017 Form of Restricted Share Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.65	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2017 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1		Primary subsidiaries of the Company.	Filed herewith.
23.1		Consent of KPMG LLP.	Filed herewith.
24.1		Power of Attorney.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

BNY Mellon 21

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

22 BNY Mellon

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Charles W. Scharf
Charles W. Scharf
Chairman and Chief Executive Officer

DATED: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Charles W. Scharf	Director and Principal Executive Officer
Charles W. Scharf
Chairman and Chief Executive Officer

By:	/s/ Michael P. Santomassimo	Principal Financial Officer
Michael P. Santomassimo
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

Linda Z. Cook; Joseph J. Echevarria; Edward P. Garden; Jeffrey A. Goldstein; John M. Hinshaw; Edmund F. Kelly; John A. Luke, Jr.; Jennifer B. Morgan; Mark A. Nordenberg; Elizabeth E. Robinson; Samuel C. Scott III
Directors

By:	/s/ Craig T. Beazer	DATED: February 28, 2018
Craig T. Beazer
Attorney-in-fact

BNY Mellon 23