Form 10-Q
period 2018-03-31
Bank of New York Mellon Corp
filed 2018-05-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Smaller reporting company ☐
Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2018
Common Stock, $0.01 par value	1,010,676,179

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2018 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Highlights of first quarter 2018 results	4
Fee and other revenue	6
Net interest revenue	8
Average balances and interest rates	9
Noninterest expense	10
Income taxes	10
Review of businesses	11
Critical accounting estimates	18
Consolidated balance sheet review	18
Liquidity and dividends	27
Capital	31
Trading activities and risk management	36
Asset/liability management	38
Off-balance sheet arrangements	39
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	40
Recent accounting and regulatory developments	42
Website information	44

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	45
Consolidated Comprehensive Income Statement (unaudited)	47
Consolidated Balance Sheet (unaudited)	48
Consolidated Statement of Cash Flows (unaudited)	49
Consolidated Statement of Changes in Equity (unaudited)	50

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,135	$1,126	$880
Basic earnings per share	1.11	1.09	0.83
Diluted earnings per share	1.10	1.08	0.83

Fee and other revenue	$3,270	$2,860	$3,018
(Loss) income from consolidated investment management funds	(11)	17	33
Net interest revenue	919	851	792
Total revenue	$4,178	$3,728	$3,843

Return on common equity (annualized)	12.2%	12.1%	10.2%
Return on tangible common equity (annualized) – Non-GAAP (a)	25.9%	25.9%	22.2%

Return on average assets (annualized)	1.29%	1.27%	1.06%

Fee revenue as a percentage of total revenue	79%	77%	78%

Percentage of non-U.S. total revenue	37%	39%	34%

Pre-tax operating margin	35%	20%	31%

Net interest margin	1.22%	1.14%	1.13%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.23%	1.16%	1.14%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$33.5	$33.3	$30.6
Assets under management (“AUM”) at period end (in billions) (d)	$1,868	$1,893	$1,727
Market value of securities on loan at period end (in billions) (e)	$436	$408	$314

Average common shares and equivalents outstanding (in thousands):
Basic	1,016,797	1,024,828	1,041,158
Diluted	1,021,731	1,030,404	1,047,746

Selected average balances:
Interest-earning assets	$302,069	$297,166	$283,421
Assets of operations	$357,483	$350,129	$335,080
Total assets	$358,175	$350,786	$336,200
Interest-bearing deposits	$155,704	$147,763	$139,820
Long-term debt	$28,407	$28,245	$25,882
Noninterest-bearing deposits	$71,005	$69,111	$73,555
Preferred stock	$3,542	$3,542	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,593	$36,952	$34,965

Other information at period end:
Cash dividends per common share	$0.24	$0.24	$0.19
Common dividend payout ratio	22%	22%	23%
Common dividend yield (annualized)	1.9%	1.8%	1.6%
Closing stock price per common share	$51.53	$53.86	$47.23
Market capitalization	$52,080	$54,584	$49,113
Book value per common share	$37.78	$37.21	$34.23
Tangible book value per common share – Non-GAAP (a)	$18.78	$18.24	$16.65
Full-time employees	52,100	52,500	52,600
Common shares outstanding (in thousands)	1,010,676	1,013,442	1,039,877

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory and Capital ratios	March 31, 2018	Dec. 31, 2017	March 31, 2017
Average liquidity coverage ratio (“LCR”)	116%	118%	117%

Regulatory capital ratios: (f)
Advanced:
Common equity Tier 1 (“CET1”) ratio	10.7%	10.3%	10.0%
Tier 1 capital ratio	12.7	12.3	12.1
Total (Tier 1 plus Tier 2) capital ratio	13.4	13.0	12.4
Standardized:
CET1 ratio	11.7%	11.5%	11.5%
Tier 1 capital ratio	14.0	13.7	13.9
Total (Tier 1 plus Tier 2) capital ratio	14.9	14.7	14.5

Tier 1 leverage ratio (f)	6.5%	6.4%	6.4%
Supplementary leverage ratio (“SLR”) (f)	5.9	5.9	5.9

BNY Mellon shareholders’ equity to total assets ratio	11.2%	11.1%	11.6%
BNY Mellon common shareholders’ equity to total assets ratio	10.2	10.1	10.5

(a)
Return on tangible common equity and tangible book value, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of Non-GAAP measures.

(b)	See “Average balances and interest rates” on page 9 for a reconciliation of this Non-GAAP measure.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.3 trillion at March 31, 2018 and Dec. 31, 2017 and $1.2 trillion at March 31, 2017.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $73 billion at March 31, 2018, $71 billion at Dec. 31, 2017 and $65 billion at March 31, 2017.

(f)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The risk-based regulatory capital ratios, Tier 1 leverage ratio and SLR are presented on a fully phased-in basis for Dec. 31, 2017 and March 31, 2017. Beginning Jan. 1, 2018, regulatory ratios are fully phased-in. For additional information on our capital ratios, see “Capital” beginning on page 31.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2017 (“2017 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, certain measures are noted as “Non-GAAP financial measures.” These items include the return on tangible common equity and tangible book value, net interest revenue and net interest margin both presented on an FTE basis, the growth rates for investment management and performance fees on a constant currency basis and the pre-tax operating margin for the Investment Management business. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for a reconciliation of the financial measures presented on a Non-GAAP basis, other than net interest revenue and net interest margin on an FTE basis. See “Net interest revenue,” including “Average balances and interest rates” beginning on page 8 for information on measures presented on an FTE basis.

In addition, certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

Overview

Established in 1784 by Alexander Hamilton, we were the first company listed on the New York Stock Exchange (NYSE: BK). With a more than 230-year history, BNY Mellon is a global company that manages and services assets for financial institutions, corporations and individual investors in 35 countries.

BNY Mellon has two business segments, Investment Services and Investment Management, which offer a comprehensive set of capabilities and deep expertise across the investment lifecycle, enabling the company to provide solutions to buy-side and sell-side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our two business segments and lines of business, with the remaining operations in the Other segment.

Highlights of first quarter 2018 results

We reported net income applicable to common shareholders of $1.14 billion, or $1.10 per diluted common share, in the first quarter of 2018. Net income applicable to common shareholders was $880 million, or $0.83 per diluted common share, in the first quarter of 2017. The highlights below are based on the first quarter of 2018 compared with the first quarter of 2017 unless otherwise noted.

•	Total revenue of $4.2 billion increased 9% primarily reflecting:

4 BNY Mellon

•
Fee revenue increased 10% primarily reflecting higher equity market values, the favorable impact of a weaker U.S. dollar, higher performance fees and foreign exchange revenue, and growth in collateral management. (See “Fee and other revenue” beginning on page 6.)

•	Net interest revenue increased 16% driven by higher interest rates and higher deposits. (See “Net interest revenue” on page 8.)

•	Weaker U.S. dollar increased total revenue approximately 2%.

•
Noninterest expense of $2.7 billion increased 4% reflecting the unfavorable impact of a weaker U.S. dollar, higher staff expense and volume-related sub-custodian and clearing expenses, partially offset by lower consulting expense. (See “Noninterest expense” beginning on page 10.)

•	Weaker U.S. dollar increased expense approximately 3%.

•
Effective tax rate of 19.5% reflecting a lower federal statutory tax rate. Effective January 2018, the corporate federal tax rate was reduced to 21% from 35% as a result of the Tax Cuts and Jobs Act of 2017 (“U.S. tax legislation”). (See “Income taxes” on page 10.)

Capital and liquidity

•	CET1 ratio under the Advanced Approach was 10.7% at March 31, 2018 and 10.3%, on a fully phased-in basis, at Dec. 31, 2017. The increase primarily reflects capital generated through earnings and additional paid-in capital resulting from stock awards, partially offset by capital deployed through common stock repurchased and dividends paid. (See “Capital” beginning on page 31.)

•	Repurchased 11 million common shares for $644 million and paid $246 million in dividends to common shareholders.

Highlights of our principal businesses

Investment Services

•	Total revenue increased 11%

•	Income before taxes increased 22%

•	Record AUC/A of $33.5 trillion, up 9%, reflecting higher market values, the favorable impact of a weaker U.S. dollar and net new business.

Investment Management

•	Total revenue increased 13%

•	Income before taxes increased 38%

•
AUM of $1.9 trillion increased 8% reflecting the favorable impact of a weaker U.S. dollar (principally versus the British pound), higher market values and net inflows, partially offset by the divestiture of CenterSquare Investment Management (“CenterSquare”) and other changes.

See “Review of businesses” and Note 19 for additional information on our businesses.

BNY Mellon 5

Fee and other revenue

Fee and other revenue				1Q18 vs.
(dollars in millions, unless otherwise noted)	1Q18	4Q17	1Q17	4Q17	1Q17
Investment services fees:
Asset servicing (a)	$1,168	$1,130	$1,063	3%	10%
Clearing services	414	400	376	4	10
Issuer services	260	197	251	32	4
Treasury services	138	137	139	1	(1)
Total investment services fees	1,980	1,864	1,829	6	8
Investment management and performance fees	960	962	842	—	14
Foreign exchange and other trading revenue	209	166	164	26	27
Financing-related fees	52	54	55	(4)	(5)
Distribution and servicing	36	38	41	(5)	(12)
Investment and other income (loss)	82	(198)	77	N/M	N/M
Total fee revenue	3,319	2,886	3,008	15	10
Net securities (losses) gains	(49)	(26)	10	N/M	N/M
Total fee and other revenue	$3,270	$2,860	$3,018	14%	8%

Fee revenue as a percentage of total revenue	79%	77%	78%

AUM at period end (in billions) (b)	$1,868	$1,893	$1,727	(1)%	8%
AUC/A at period end (in trillions) (c)	$33.5	$33.3	$30.6	1%	9%

(a)	Asset servicing fees include securities lending revenue of $55 million in the first quarter of 2018, $51 million in the fourth quarter of 2017 and $49 million in the first quarter of 2017.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at March 31, 2018 and Dec. 31, 2017 and $1.2 trillion at March 31, 2017.
N/M - Not meaningful.

Fee and other revenue increased 8% compared with the first quarter of 2017 and 14% (unannualized) compared with the fourth quarter of 2017. The increase compared with the first quarter of 2017 primarily reflects higher investment management and performance fees, asset servicing fees, foreign exchange and other trading revenue and clearing services fees. The increase compared with the fourth quarter of 2017 primarily reflects higher investment and other income, issuer services fees, foreign exchange and other trading revenue and asset servicing fees. Both increases were partially offset by net securities losses.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2017 and the fourth quarter of 2017:

•
Asset servicing fees increased 10% compared with the first quarter of 2017 and 3% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher equity market values, the favorable impact of a weaker U.S. dollar and net new business, including growth in collateral management.

•
Clearing services fees increased 10% compared with the first quarter of 2017 and 4% (unannualized) compared with the fourth quarter of 2017. Both increases were primarily driven by higher fees due to growth in long-term mutual fund balances and clearance volumes.

•
Issuer services fees increased 4% compared with the first quarter of 2017 and 32% (unannualized) compared with the fourth quarter of 2017. The increase compared with the first quarter of 2017 primarily reflects higher fees in Corporate Trust as well as the favorable impact of a weaker U.S. dollar. The increase compared with the fourth quarter of 2017 primarily reflects seasonally higher Depositary Receipts revenue.

•
Treasury services fees decreased 1% compared with the first quarter of 2017 and increased 1% (unannualized) compared with the fourth quarter of 2017. Both comparisons were impacted by the offsetting impact of higher compensating balance credits provided to clients, which reduce fee revenue and increase net interest revenue and higher payment volumes.

See the “Investment Services business” in “Review of businesses” for additional details.

6 BNY Mellon

Investment management and performance fees

Investment management and performance fees increased 14% compared with the first quarter of 2017 and decreased slightly (unannualized) compared with the fourth quarter of 2017. On a constant currency basis (Non-GAAP), investment management and performance fees increased 9% compared with the first quarter of 2017. Performance fees were $48 million in the first quarter of 2018, $12 million in the first quarter of 2017 and $50 million in the fourth quarter of 2017.

AUM was $1.9 trillion, an increase of 8% compared with March 31, 2017 and a decrease of 1% compared with Dec. 31, 2017. See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q18	4Q17	1Q17
Foreign exchange	$183	$175	$154
Other trading revenue (loss)	26	(9)	10
Total foreign exchange and other trading revenue	$209	$166	$164

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, and the impact of foreign currency hedging activities. Foreign exchange revenue increased 19% compared with the first quarter of 2017 and 5% (unannualized) compared with the fourth quarter of 2017. The increases primarily reflect higher volumes. The increase compared with the fourth quarter of 2017 also reflects higher volatility. The increase in other trading revenue for both comparisons was primarily driven by hedging activities in the Investment Management business. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business and the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Both decreases primarily reflect lower fees from standby letters of credit and lower syndication fees. The decrease compared with the fourth quarter of 2017 was partially offset by higher underwriting fees.

Distribution and servicing fees

The decrease in distribution and servicing fees compared with the first quarter of 2017 primarily reflects lower fees from money market funds.

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	1Q18	4Q17	1Q17
Asset-related gains	$46	$—	$3
Corporate/bank-owned life insurance	36	43	30
Expense reimbursements from joint venture	16	15	14
Seed capital gains (a)	—	7	9
Lease-related gains	—	4	1
Equity investment income	—	4	26
Other (loss)	(16)	(271)	(6)
Total investment and other income (loss)	$82	$(198)	$77

(a)	Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

Investment and other income increased compared with both the first quarter of 2017 and the fourth quarter of 2017. The increase compared with the first quarter of 2017 primarily reflects higher asset related gains, including the gain on the sale of CenterSquare, partially offset by a gain on an equity investment recorded in the first quarter of 2017 and decreases in other income due to our increased investments in renewable energy. Pre-tax losses on our renewable energy investments are offset by corresponding tax benefits and credits. The increase in investment and other income compared with the fourth quarter of 2017 primarily reflects the impact of U.S. tax legislation on our renewable energy investments recorded in the fourth quarter of 2017.

Net securities losses

Net securities losses recorded in the first quarter of 2018 and fourth quarter of 2017 primarily relate to the sale of debt securities.

BNY Mellon 7

Net interest revenue

Net interest revenue				1Q18 vs.
(dollars in millions)	1Q18	4Q17	1Q17	4Q17		1Q17
Net interest revenue	$919	$851	$792	8%		16%
Add: Tax equivalent adjustment	6	11	12	N/M		N/M
Net interest revenue (FTE) – Non-GAAP (a)	$925	$862	$804	7%		15%

Average interest-earning assets	$302,069	$297,166	$283,421	2%		7%

Net interest margin	1.22%	1.14%	1.13%	8	bps	9	bps
Net interest margin (FTE) – Non-GAAP (a)	1.23%	1.16%	1.14%	7	bps	9	bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

N/M - Not meaningful.
bps - basis points.

Net interest revenue increased 16% compared with the first quarter of 2017 and 8% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher interest rates and deposits. The increase compared with the first quarter of 2017 was partially offset by higher average long-term debt. The increase compared with the fourth quarter of 2017 was also favorably impacted by interest rate hedging activities.

Net interest margin increased 9 basis points compared with the first quarter of 2017 and 8 basis points compared with the fourth quarter of 2017. Both increases primarily reflect higher interest rates, partially offset by higher average interest-earning assets.

Average non-U.S. dollar deposits comprised approximately 30% of our average total deposits in the first quarter of 2018. Approximately 45% of the average non-U.S. dollar deposits in the first quarter of 2018 were euro-denominated.

8 BNY Mellon

Average balances and interest rates	Quarter ended
	March 31, 2018			Dec. 31, 2017			March 31, 2017
(dollars in millions, presented on an FTE basis)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$13,850	$42	1.25%	$14,068	$37	1.03%	$14,714	$22	0.60%
Interest-bearing deposits held at the Federal Reserve and other central banks	79,068	126	0.64	74,961	102	0.54	66,043	57	0.35
Federal funds sold and securities purchased under resale agreements	27,903	170	2.47	28,417	151	2.11	25,312	67	1.07
Margin loans	15,674	115	2.98	14,018	94	2.67	15,753	75	1.94
Non-margin loans:
Domestic offices	30,415	228	3.02	30,462	208	2.73	30,963	188	2.44
Foreign offices	12,517	77	2.51	12,292	69	2.21	13,596	57	1.71
Total non-margin loans	42,932	305	2.87	42,754	277	2.58	44,559	245	2.22
Securities:
U.S. Government obligations	23,460	109	1.88	25,195	109	1.71	26,239	104	1.60
U.S. Government agency obligations	62,975	350	2.23	62,889	325	2.07	56,857	271	1.90
State and political subdivisions – tax-exempt (a)	2,875	19	2.62	3,010	23	3.10	3,373	26	3.11
Other securities	29,149	123	1.69	29,131	98	1.34	28,317	88	1.25
Trading securities (a)	4,183	28	2.62	2,723	14	2.02	2,254	17	3.12
Total securities	122,642	629	2.05	122,948	569	1.85	117,040	506	1.74
Total interest-earning assets (a)	$302,069	$1,387	1.85%	$297,166	$1,230	1.65%	$283,421	$972	1.38%
Noninterest-earnings assets	56,106			53,620			52,779
Total assets	$358,175			$350,786			$336,200
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$8,359	$3	0.14%	$7,642	$1	0.08%	$7,510	$1	0.05%
Savings	773	4	1.95	787	2	1.09	1,094	2	0.61
Demand deposits	8,379	11	0.52	6,592	6	0.38	5,371	1	0.12
Time deposits	34,101	53	0.63	30,259	32	0.41	35,429	11	0.12
Foreign offices	104,092	46	0.18	102,483	23	0.09	90,416	(6)	(0.03)
Total interest-bearing deposits	155,704	117	0.30	147,763	64	0.17	139,820	9	0.03
Federal funds purchased and securities sold under repurchase agreements	18,963	107	2.29	20,211	93	1.83	18,995	24	0.51
Trading liabilities	1,569	9	2.26	1,406	1	0.38	908	2	0.89
Other borrowed funds	2,119	9	1.67	3,421	13	1.46	822	2	0.98
Commercial paper	3,131	12	1.59	3,391	11	1.23	2,164	5	0.88
Payables to customers and broker-dealers	17,101	31	0.75	17,868	22	0.49	18,961	7	0.16
Long-term debt	28,407	177	2.49	28,245	164	2.29	25,882	119	1.85
Total interest-bearing liabilities	$226,994	$462	0.82%	$222,305	$368	0.65%	$207,552	$168	0.33%
Total noninterest-bearing deposits	71,005			69,111			73,555
Other noninterest-bearing liabilities	18,571			18,422			15,844
Total liabilities	316,570			309,838			296,951
Temporary equity
Redeemable noncontrolling interests	193			197			161
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	41,135			40,494			38,507
Noncontrolling interests	277			257			581
Total permanent equity	41,412			40,751			39,088
Total liabilities, temporary equity and permanent equity	$358,175			$350,786			$336,200
Net interest revenue (FTE) – Non-GAAP		$925			$862			$804
Net interest margin (FTE) – Non-GAAP			1.23%			1.16%			1.14%
Less: Tax equivalent adjustment (b)		6			11			12
Net interest revenue – GAAP		$919			$851			$792
Net interest margin – GAAP			1.22%			1.14%			1.13%

(a)	Interest income and average yields are presented on an FTE basis (Non-GAAP).

(b)
The tax equivalent adjustment relates to tax-exempt securities, primarily state and political subdivisions, and is based on the federal statutory tax rate of 21% for the quarter ended March 31, 2018 and 35% for the quarters ended Dec. 31, 2017 and March 31, 2017, adjusted for applicable state income taxes, net of the related federal tax benefit.

BNY Mellon 9

Noninterest expense

Noninterest expense				1Q18 vs.
(dollars in millions)	1Q18	4Q17	1Q17	4Q17	1Q17
Staff (a)	$1,576	$1,628	$1,488	(3)%	6%
Professional, legal and other purchased services	291	339	313	(14)	(7)
Software	173	230	166	(25)	4
Net occupancy	139	153	136	(9)	2
Sub-custodian and clearing (b)	119	102	103	17	16
Distribution and servicing	106	106	100	—	6
Furniture and equipment	61	67	57	(9)	7
Bank assessment charges	52	53	57	(2)	(9)
Business development	51	66	51	(23)	—
Amortization of intangible assets	49	52	52	(6)	(6)
Other (a)(b)(c)	122	210	119	(42)	3
Total noninterest expense	$2,739	$3,006	$2,642	(9)%	4%

Full-time employees at period end	52,100	52,500	52,600	(1)%	(1)%

(a)
In the first quarter of 2018, we adopted new accounting guidance included in Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which required the reclassification of the components of pension and other post-retirement costs, other than the service cost component. As a result, staff expense increased and other expense decreased. Prior periods have been reclassified. For additional information, see Note 2 of the Notes to Consolidated Financial Statements.

(b)	Beginning in the first quarter of 2018, clearing expense, which was previously included in other expense, was included with sub-custodian expense. Prior periods were reclassified.

(c)
Beginning in the first quarter of 2018, merger and integration ("M&I"), litigation and restructuring charges are no longer separately disclosed. Expenses previously reported in this line have been reclassified to existing expense categories, primarily other expense.

Total noninterest expense increased 4% compared with the first quarter of 2017 and decreased 9% (unannualized) compared with the fourth quarter of 2017. The increase primarily reflects the unfavorable impact of a weaker U.S. dollar, higher staff expense driven by the annual merit increase that was effective in July 2017 and higher performance-based incentives. The increase also reflects higher volume-related sub-custodian and clearing expenses, partially offset by lower consulting expense. The decrease in total noninterest expense compared with the fourth quarter of 2017 primarily reflects severance, litigation and an asset impairment recorded in the fourth quarter of 2017, as well as lower expenses in nearly all categories. The decrease was partially offset by higher incentives due to the impact of vesting of long-term stock awards for retirement eligible employees and the unfavorable impact of a weaker U.S. dollar.

Our technology-related expenses, including staff expense, increased as a result of our continued investment in technology infrastructure and platforms. We expect to incur expenses in 2018 related to the continued execution of our real estate strategy.

Income taxes

BNY Mellon recorded an income tax provision of $282 million (19.5% effective tax rate) in the first quarter of 2018 and $269 million (22.3% effective tax rate) in the first quarter of 2017. The income tax benefit of $453 million in the fourth quarter of 2017 included the estimated tax benefit of $710 million related to U.S. tax legislation. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

We expect the effective tax rate to be approximately 21% in 2018 based on current income tax rates.

10 BNY Mellon

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, Investment Services and Investment Management, and the Other segment.

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the first quarter of 2018. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, incentive expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the third quarter, staff expense typically increases reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound and the euro. On a consolidated basis and in our Investment Services business, we typically have more foreign currency-denominated expenses than revenues. However, our Investment Management business typically has more foreign currency-denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2018, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.05.

In the first quarter of 2018, we began presenting total revenue for each of the primary lines of business in our two principal businesses. Note 19 of the Notes to Consolidated Financial Statements summarizes the products and services in each line of business and the primary types of revenue generated. We believe that the updated presentation provides investors a clearer picture of our business results and permits investors to view revenue on a basis consistent with management.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

BNY Mellon 11

Investment Services business

						1Q18 vs.
(dollars in millions unless otherwise noted)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Revenue:
Investment services fees:
Asset servicing	$1,143	$1,106	$1,081	$1,061	$1,038	3%	10%
Clearing services	414	400	381	393	375	4	10
Issuer services	260	196	288	241	250	33	4
Treasury services	138	136	141	139	139	1	(1)
Total investment services fees	1,955	1,838	1,891	1,834	1,802	6	8
Foreign exchange and other trading revenue	169	168	154	145	153	1	10
Other (a)	126	135	142	136	129	(7)	(2)
Total fee and other revenue	2,250	2,141	2,187	2,115	2,084	5	8
Net interest revenue	844	813	777	761	707	4	19
Total revenue	3,094	2,954	2,964	2,876	2,791	5	11
Provision for credit losses	(7)	(2)	(2)	(3)	—	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,913	2,060	1,837	1,889	1,812	(7)	6
Amortization of intangible assets	36	37	37	38	37	(3)	(3)
Total noninterest expense	1,949	2,097	1,874	1,927	1,849	(7)	5
Income before taxes	$1,152	$859	$1,092	$952	$942	34%	22%

Pre-tax operating margin	37%	29%	37%	33%	34%

Securities lending revenue	$48	$45	$41	$42	$40	7%	20%

Total revenue by line of business:
Asset Servicing	$1,519	$1,459	$1,420	$1,378	$1,346	4%	13%
Pershing	581	569	542	547	522	2	11
Issuer Services	418	352	442	398	396	19	6
Treasury Services	321	322	316	311	302	—	6
Clearance and Collateral Management	255	252	244	242	225	1	13
Total revenue by line of business	$3,094	$2,954	$2,964	$2,876	$2,791	5%	11%

Metrics:
Average loans	$39,200	$38,845	$38,038	$40,931	$42,818	1%	(8)%
Average deposits	$214,130	$204,680	$198,299	$200,417	$197,690	5%	8%

AUC/A at period end (in trillions) (b)	$33.5	$33.3	$32.2	$31.1	$30.6	1%	9%
Market value of securities on loan at period end (in billions) (c)	$436	$408	$382	$336	$314	7%	39%

Pershing:
Average active clearing accounts (U.S. platform) (in thousands)	6,075	6,126	6,203	6,159	6,058	(1)%	—%
Average long-term mutual fund assets (U.S. platform)	$514,542	$508,873	$500,998	$480,532	$460,977	1%	12%
Average investor margin loans (U.S. platform)	$10,930	$9,822	$8,886	$9,812	$10,740	11%	2%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$2,698	$2,606	$2,534	$2,498	$2,373	4%	14%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at March 31, 2018, Dec. 31, 2017 and Sept. 30, 2017 and $1.2 trillion at June 30, 2017 and March 31, 2017.

(c)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $73 billion at March 31, 2018, $71 billion at Dec. 31, 2017, $68 billion at Sept. 30, 2017, $66 billion at June 30, 2017 and $65 billion at March 31, 2017.

N/M - Not meaningful.

12 BNY Mellon

Business description

BNY Mellon Investment Services provides business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. Our lines of business include: Asset Servicing, Pershing, Issuer Services, Treasury Services and Clearance and Collateral Management.

We are one of the leading global investment services providers with $33.5 trillion of AUC/A at March 31, 2018.

•	We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance.

•	We are a leading provider of tri-party collateral management services with approximately $2.7 trillion serviced globally including approximately $1.6 trillion of the U.S. tri-party repo market.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $3.4 trillion in 34 separate markets.

The Asset Servicing business provides a comprehensive suite of solutions. As one of the largest global custody and fund accounting providers and a trusted partner, we offer services for the safekeeping of assets in capital markets globally as well as alternative investment and structured product strategies. We provide custody and foreign exchange services, support exchange-traded funds and unit investment trusts and provide our clients outsourcing capabilities. We deliver securities lending and financing solutions on both an agency and principal basis. Our market leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

Pershing provides clearing, custody, business and technology solutions, delivering dependable operational and practice management support to financial organizations globally.

The Issuer Services business includes Corporate Trust and Depositary Receipts. Our Corporate Trust business delivers a full range of issuer and related investor services, including trustee, paying agency, fiduciary, escrow and other financial services. We are a leading provider to the debt capital markets, providing customized and market-driven solutions to investors, bondholders and lenders. Our Depositary Receipts business drives global investing by providing servicing and value-added solutions that enable, facilitate and enhance cross-border trading, clearing, settlement and ownership. We are one of the largest providers of depositary receipts services in the world, partnering with leading companies from more than 50 countries.

Our Treasury Services business includes customizable solutions and innovative technology that deliver high-quality cash management, payment and trade support for corporate and institutional global treasury needs.

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. Our collateral services include collateral management, administration and segregation.

We offer innovative solutions and industry expertise which help financial institutions and institutional investors to mine opportunities from liquidity, financing, risk and balance sheet challenges.

Review of financial results

AUC/A increased 9% compared with March 31, 2017 to a record $33.5 trillion, reflecting higher market values, the favorable impact of a weaker U.S. dollar and net new business. AUC/A consisted of 37% equity securities and 63% fixed-income securities at both March 31, 2018 and March 31, 2017.

Total revenue of $3.1 billion increased compared with both the first quarter of 2017 and the fourth quarter of 2017. Net interest revenue increased in most businesses primarily driven by higher interest rates. The other drivers of net interest revenue and fee revenue by line of business are indicated below.

Asset Servicing revenue of $1.5 billion increased 13% compared with the first quarter of 2017 and 4% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher net interest revenue due in part to an increase in deposit balances, higher fees driven by an increase in

BNY Mellon 13

volumes, market values and foreign exchange volumes, as well as the favorable impact of a weaker U.S. dollar.

Pershing revenue of $581 million increased 11% compared with the first quarter of 2017 and 2% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher net interest revenue and higher fees due to growth in long-term mutual fund balances and clearance volumes.

Issuer Services revenue of $418 million increased 6% compared with the first quarter of 2017 and 19% (unannualized) compared with the fourth quarter of 2017. The increase compared with the first quarter of 2017 primarily reflects higher net interest revenue in Corporate Trust as well as the favorable impact of a weaker U.S. dollar. The increase compared with the fourth quarter of 2017 primarily reflects seasonally higher Depositary Receipts revenue.

Treasury Services revenue of $321 million increased 6% compared with the first quarter of 2017 primarily reflecting higher net interest revenue and payment volumes.

Clearance and Collateral Management revenue of $255 million increased 13% compared with the first quarter of 2017 and 1% (unannualized) compared with the fourth quarter of 2017. The increase compared with the first quarter of 2017 primarily reflects growth in collateral management, higher clearance volumes and net interest revenue.

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

Noninterest expense of $1.9 billion increased 5% compared with the first quarter of 2017 and decreased 7% (unannualized) compared with the fourth quarter of 2017. Both comparisons reflect higher technology costs, the unfavorable impact of the weaker U.S. dollar and higher volume-related sub-custodian and clearing expense. The increase compared with the first quarter of 2017 was partially offset by lower consulting expenses. The decrease compared with the fourth quarter of 2017 was primarily due to lower severance, litigation and an asset impairment recorded in the fourth quarter of 2017.

14 BNY Mellon

Investment Management business

						1Q18 vs.
(dollars in millions)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Revenue:
Investment management fees (a)	$898	$898	$871	$845	$814	—%	10%
Performance fees	48	50	15	17	12	N/M	300
Investment management and performance fees (b)	946	948	886	862	826	—	15
Distribution and servicing	50	51	51	53	52	(2)	(4)
Other (a)	16	(25)	(19)	(16)	(1)	N/M	N/M
Total fee and other revenue (a)	1,012	974	918	899	877	4	15
Net interest revenue	76	74	82	87	86	3	(12)
Total revenue	1,088	1,048	1,000	986	963	4	13
Provision for credit losses	2	1	(2)	—	3	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	692	756	687	683	668	(8)	4
Amortization of intangible assets	13	15	15	15	15	(13)	(13)
Total noninterest expense	705	771	702	698	683	(9)	3
Income before taxes	$381	$276	$300	$288	$277	38%	38%

Pre-tax operating margin	35%	26%	30%	29%	29%
Adjusted pre-tax operating margin – Non-GAAP (c)	39%	29%	34%	33%	32%

Total revenue by line of business:
Asset Management	$770	$738	$693	$683	$661	4%	16%
Wealth Management	318	310	307	303	302	3	5
Total revenue by line of business	$1,088	$1,048	$1,000	$986	$963	4%	13%

Average balances:
Average loans	$16,876	$16,813	$16,724	$16,560	$16,153	—%	4%
Average deposits	$13,363	$11,633	$12,374	$14,866	$15,781	15%	(15)%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)	On a constant currency basis, investment management and performance fees increased 10% (Non-GAAP) compared with the first quarter of 2017.

(c)
Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of this Non-GAAP measure. In the first quarter of 2018, the adjusted pre-tax margin – Non-GAAP for prior periods was restated to include amortization of intangible assets and the provision for credit losses.

N/M - Not meaningful.

BNY Mellon 15

AUM trends (a)						1Q18 vs.
(dollars in billions)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
AUM at period end, by product type:
Equity	$161	$161	$158	$163	$158	—%	2%
Fixed income	206	206	206	198	191	—	8
Index	333	350	333	324	330	(5)	1
Liability-driven investments (b)	700	667	622	607	584	5	20
Multi-asset and alternative investments	185	214	207	192	188	(14)	(2)
Cash	283	295	298	287	276	(4)	3
Total AUM	$1,868	$1,893	$1,824	$1,771	$1,727	(1)%	8%

Changes in AUM:
Beginning balance of AUM	$1,893	$1,824	$1,771	$1,727	$1,648
Net inflows:
Long-term strategies:
Equity	—	(6)	(2)	(2)	(4)
Fixed income	7	(2)	4	2	2
Liability-driven investments (b)	13	23	(2)	15	14
Multi-asset and alternative investments	(3)	2	3	1	2
Total long-term active strategies inflows	17	17	3	16	14
Index	(13)	(1)	(3)	(13)	—
Total long-term strategies inflows	4	16	—	3	14
Short-term strategies:
Cash	(14)	(4)	10	11	13
Total net (outflows) inflows	(10)	12	10	14	27
Net market impact	(14)	47	17	1	41
Net currency impact	29	10	26	29	11
Divestitures/Other (c)	(30)	—	—	—	—
Ending balance of AUM	$1,868	$1,893	$1,824	$1,771	$1,727	(1)%	8%

Wealth Management client assets (d)	$246	$251	$245	$239	$236	(2)%	4%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes currency overlay AUM.

(c)	Primarily reflects a change in methodology beginning in the first quarter of 2018 to exclude AUM related to equity method investments as well as the CenterSquare divestiture.

(d)	Includes AUM and AUC/A in the Wealth Management business.

Business description

Our Investment Management business consists of two lines of business, Asset Management and Wealth Management. The Asset Management business offers diversified investment management strategies and distribution of investment products. The Wealth Management business provides investment management, custody, wealth and estate planning and private banking services. See pages 19 and 20 of our 2017 Annual Report for additional information on our Investment Management business.

Review of financial results

AUM increased 8% compared with March 31, 2017 primarily reflecting the favorable impact of a weaker U.S. dollar (principally versus the British pound), higher market values and net inflows, partially offset by the divestiture of CenterSquare and other changes.

Net long-term inflows of $4 billion in the first quarter of 2018 were a result of $17 billion of inflows into actively managed strategies, primarily liability-driven and fixed income investments, and $13 billion of outflows from index strategies. Net short-term outflows were $14 billion in the first quarter of 2018. Market and regulatory trends have resulted in increased demand for lower fee asset management products, and for performance-based fees.

Total revenue of $1.1 billion increased 13% compared with the first quarter of 2017 and 4% (unannualized) compared with the fourth quarter of 2017.

Asset Management revenue of $770 million increased 16% compared with the first quarter of 2017 and 4% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher equity market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and the

16 BNY Mellon

impact of the sale of CenterSquare. The increase compared with the first quarter of 2017 also reflects higher performance fees due primarily to strong liability-driven investment and alternative investment performance.

Wealth Management revenue of $318 million increased 5% compared with the first quarter of 2017 and 3% (unannualized) compared with the fourth quarter of 2017. Both increases primarily reflect higher equity market values. The increase compared with the first quarter of 2017 also reflects net new business, partially offset by lower net interest revenue due to lower deposit balances.

Revenue generated in the Investment Management business included 42% from non-U.S. sources in the first quarter of 2018, compared with 40% in the first quarter of 2017 and 42% in the fourth quarter of 2017.

Noninterest expense increased 3% compared with the first quarter of 2017, primarily reflecting the unfavorable impact of a weaker U.S. dollar. The 9% (unannualized) decrease compared with the fourth quarter of 2017 primarily reflects lower severance and incentive expense.

Other segment

(in millions)	1Q18	4Q17	3Q17	2Q17	1Q17
Fee revenue (loss)	$57	$(221)	$50	$113	$62
Net securities (losses) gains	(49)	(26)	19	—	10
Total fee and other revenue (loss)	8	(247)	69	113	72
Net interest (expense)	(1)	(36)	(20)	(22)	(1)
Total revenue (loss)	7	(283)	49	91	71
Provision for credit losses	—	(5)	(2)	(4)	(8)
Noninterest expense	87	135	77	28	107
(Loss) income before taxes	$(80)	$(413)	$(26)	$67	$(28)

Average loans and leases	$2,530	$1,114	$1,182	$1,302	$1,341

See pages 25 and 26 of our 2017 Annual Report for additional information on the Other segment.

Review of financial results

Fee revenue increased $278 million compared with the fourth quarter of 2017 primarily reflecting the impact of U.S. tax legislation on our investments in renewable energy, which resulted in a reduction of $279 million recorded in the fourth quarter of 2017.

Net securities losses recorded in the first quarter of 2018 primarily relate to the sale of approximately $1 billion of debt securities.

Net interest expense decreased $35 million compared with the fourth quarter of 2017, primarily reflecting the impact of interest rate hedging activities.

Noninterest expense decreased $20 million compared with the first quarter of 2017 and $48 million compared with the fourth quarter of 2017. Both decreases primarily reflect lower professional, legal and other purchased services expense, partially offset by higher incentive expense. The decrease compared with the fourth quarter of 2017 also reflects lower severance, software and occupancy expenses.

BNY Mellon 17

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2017 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2017 Annual Report, pages 29-30.
Fair value of financial instruments and derivatives	2017 Annual Report, pages 30-32.
OTTI	2017 Annual Report, pages 32-33.
Goodwill and other intangibles	2017 Annual Report, pages 33-34.
Pension accounting	2017 Annual Report, pages 34-35.

Consolidated balance sheet review

One of our key risk management objectives is to maintain a balance sheet that remains strong throughout market cycles to meet the expectations of our major stakeholders, including our shareholders, clients, creditors and regulators.

We also seek to verify that the overall liquidity risk, including intraday liquidity risk, that we undertake stays within our risk appetite. The objective of our balance sheet management strategy is to maintain a balance sheet that is characterized by strong liquidity and asset quality, ready access to external funding sources at competitive rates and a strong capital structure that supports our risk-taking activities and is adequate to absorb potential losses. In managing the balance sheet, appropriate consideration is given to balancing the competing needs of maintaining sufficient levels of liquidity and complying with applicable regulations and supervisory expectations while optimizing profitability.

At March 31, 2018, total assets were $374 billion compared with $372 billion at Dec. 31, 2017. The increase in total assets was primarily driven by higher interest-bearing deposits with banks. Deposits totaled $242 billion at March 31, 2018 and $244 billion at Dec. 31, 2017, and were driven by lower noninterest-

bearing deposits and interest-bearing deposits in non-U.S. offices, partially offset by higher interest-bearing deposits in U.S. offices. At March 31, 2018, total interest-bearing deposits were 52% of total interest-earning assets, compared with 51% at Dec. 31, 2017.

At March 31, 2018, we had $44 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $96 billion of cash (including $91 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $140 billion of available funds. This compares with available funds of $137 billion at Dec. 31, 2017. Total available funds as a percentage of total assets were 37% at both March 31, 2018 and Dec. 31, 2017. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Investment securities were $119 billion, or 32% of total assets, at March 31, 2018, compared with $120 billion, or 32% of total assets, at Dec. 31, 2017. The lower level of securities primarily reflects a decrease in U.S. Treasury securities, consumer asset-backed securities (“ABS”), agency residential mortgage-backed securities (“RMBS”) and other securities, partially offset by an increase in commercial mortgage-backed securities (“MBS”). For additional information on our investment securities portfolio, see “Investment securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $61 billion, or 16% of total assets, at March 31, 2018, compared with $62 billion, or 17% of total assets, at Dec. 31, 2017. The decrease in loans was primarily driven by lower margin loans. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28 billion at both March 31, 2018 and Dec. 31, 2017. The balance reflects issuances of $1.8 billion, offset by the maturities of $1.4 billion and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $42 billion from $41 billion at Dec. 31, 2017. For additional information on our capital, see “Capital.”

18 BNY Mellon

Country risk exposure

We have exposure to certain countries with higher risk profiles. Exposure described below reflects the country of operations and risk of the immediate counterparty. We continue to monitor our exposure to these and other countries as part of our risk management process. See “Risk management” in our 2017 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure.

Italy and Spain

We had net exposure of $1.8 billion to Italy and $2.2 billion to Spain at March 31, 2018 and $1.8 billion to Italy and $2.1 billion to Spain at Dec. 31, 2017. At both March 31, 2018 and Dec. 31, 2017, exposure to Italy and Spain primarily consisted of investment grade sovereign debt. Investment securities exposure totaled $1.2 billion in Italy and $1.7 billion in Spain at March 31, 2018 and $1.3 billion in Italy and $1.6 billion in Spain at Dec. 31, 2017.

Brazil

We have operations in Brazil providing investment services and investment management services. At

March 31, 2018 and Dec. 31, 2017, we had total net exposure to Brazil of $1.7 billion and $1.4 billion, respectively. This included $1.6 billion and $1.3 billion, respectively, in loans, which are primarily short-term trade finance loans extended to large financial institutions. At March 31, 2018 and Dec. 31, 2017, we held $133 million and $136 million, respectively, of non-investment grade sovereign debt.

Turkey

We mainly provide treasury and issuer services, as well as foreign exchange products primarily to the top-ten largest financial institutions in the country. As of March 31, 2018 and Dec. 31, 2017, our exposure totaled $682 million and $707 million, respectively, consisting primarily of syndicated credit facilities and trade finance loans.

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

BNY Mellon 19

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio (dollars in millions)	Dec. 31, 2017		1Q18 change in unrealized gain (loss)	March 31, 2018			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$49,746		$(556)	$50,113	$49,093		98%	$(1,020)		100%	—%	—%	—%	—%
U.S. Treasury	24,848		(58)	23,706	23,545		99	(161)		100	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	14,128		(11)	14,613	14,732		101	119		74	6	19	1	—
Non-agency RMBS (d)	1,640		(13)	1,229	1,534		90	305		3	1	10	69	17
European floating rate notes (e)	271		1	271	268		97	(3)		50	50	—	—	—
Commercial MBS	11,394		(13)	12,324	12,280		100	(44)		100	—	—	—	—
State and political subdivisions	2,973		(21)	2,756	2,742		100	(14)		76	17	4	—	3
Foreign covered bonds (f)	2,615		(13)	2,808	2,806		100	(2)		100	—	—	—	—
Corporate bonds	1,255		(20)	1,236	1,222		99	(14)		17	68	15	—	—
CLOs	2,909		(3)	3,121	3,129		100	8		98	—	—	1	1
U.S. government agencies	2,603		(46)	2,682	2,669		100	(13)		100	—	—	—	—
Consumer ABS	1,043		(2)	277	278		100	1		93	—	7	—	—
Other (g)	4,483		(13)	3,920	3,905		100	(15)		80	18	—	—	2
Total investment securities	$119,908	(h)	$(768)	$119,056	$118,203	(h)	99%	$(853)	(h)(i)	93%	3%	3%	1%	—%

(a)	Amortized cost before impairments.

(b)	Represents ratings by S&P or the equivalent.

(c)	Primarily consists of exposure to UK, France, Germany, Spain, Italy and the Netherlands.

(d)	Includes RMBS that were included in the former Grantor Trust of $1,091 million at Dec. 31, 2017 and $1,019 million at March 31, 2018.

(e)	Includes RMBS and commercial MBS. Primarily consists of exposure to UK and the Netherlands.

(f)	Primarily consists of exposure to Canada, Australia, UK and Sweden.

(g)
Includes commercial paper with a fair value of $700 million at both Dec. 31, 2017 and March 31, 2018. Also includes money market funds with a fair value of $963 million at Dec. 31, 2017. In the first quarter of 2018, we adopted the new accounting guidance included in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. As a result, the money market fund investments were reclassified to trading assets, primarily from available-for-sale securities.

(h)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $147 million at Dec. 31, 2017 and a net unrealized gain of $238 million at March 31, 2018.

(i)	Unrealized loss of $29 million at March 31, 2018 related to available-for-sale securities, net of hedges.

The fair value of our investment securities portfolio, including related hedges, was $118.2 billion at March 31, 2018, compared with $119.9 billion at Dec. 31, 2017. The lower level of securities primarily reflects a decrease in U.S. Treasury securities, consumer ABS, agency RMBS and other securities driven by the reclassification of money market fund investments, partially offset by an increase in commercial MBS.

At March 31, 2018, the total investment securities portfolio had a net unrealized loss of $853 million, compared with a net unrealized loss of $85 million at Dec. 31, 2017, including the impact of related hedges. The increase in net unrealized pre-tax loss was primarily driven by higher interest rates.

The unrealized loss, net of tax, on our available-for-sale investment securities portfolio included in accumulated other comprehensive income (“OCI”) was $12 million at March 31, 2018, compared with an unrealized gain of $184 million at Dec. 31, 2017.

At March 31, 2018, 93% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2017.

We routinely test our investment securities for OTTI. See “Critical accounting estimates” for additional information regarding OTTI.

20 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	1Q18	4Q17	3Q17	2Q17	1Q17
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$1,827	$1,987	$2,053	$2,111	$2,058
Estimated average life remaining at period end (in years)	5.2	5.0	5.0	5.0	4.9
Amortization	$122	$135	$140	$134	$138
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$250	$274	$302	$279	$299
Estimated average life remaining at period end (in years)	6.3	6.3	6.5	6.3	6.2
Accretion	$25	$26	$24	$25	$25

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities (losses) gains by type.

Net securities (losses) gains
(in millions)	1Q18	4Q17	1Q17
Agency RMBS	$(42)	$(17)	$1
U.S. Treasury	(4)	(16)	—
Non-agency RMBS	—	6	(1)
Other	(3)	1	10
Total net securities (losses) gains	$(49)	$(26)	$10

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2018, this analysis resulted in other-than-temporary credit losses of less than $1 million, primarily in our non-agency RMBS portfolio. At March 31, 2018, if we were to increase or decrease each of our projected loss severity and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolio, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2018. The net unrealized loss on these securities was $3 million at March 31, 2018, compared with $4 million at Dec. 31, 2017.

European floating rate notes at March 31, 2018 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$93	$57	$150
Netherlands	118	—	118
Total fair value	$211	$57	$268

(a)	Fifty percent of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.
BNY Mellon 21

Loans

Total exposure – consolidated	March 31, 2018			Dec. 31, 2017
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$12.8	$32.7	$45.5	$13.1	$32.5	$45.6
Commercial	2.6	17.7	20.3	2.9	18.0	20.9
Subtotal institutional	15.4	50.4	65.8	16.0	50.5	66.5
Wealth management loans and mortgages	16.4	0.9	17.3	16.5	1.1	17.6
Commercial real estate	4.9	3.5	8.4	4.9	3.5	8.4
Lease financings	1.3	—	1.3	1.3	—	1.3
Other residential mortgages	0.7	—	0.7	0.7	—	0.7
Overdrafts	5.8	—	5.8	5.1	—	5.1
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	45.7	54.8	100.5	45.7	55.1	100.8
Margin loans	15.1	0.1	15.2	15.8	—	15.8
Total	$60.8	$54.9	$115.7	$61.5	$55.1	$116.6

At March 31, 2018, total exposures of $115.7 billion decreased 1% compared with Dec. 31, 2017, primarily reflecting slightly lower exposure in both the commercial and margin loan portfolios, partially offset by higher overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total exposure at both March 31, 2018 and Dec. 31, 2017. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2018					Dec. 31, 2017
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.6	$19.2	$22.8	98%	99%	$3.6	$19.2	$22.8
Banks	6.9	1.3	8.2	66	94	7.0	1.2	8.2
Asset managers	1.3	6.5	7.8	99	87	1.4	6.4	7.8
Insurance	0.1	3.5	3.6	99	12	0.1	3.5	3.6
Government	0.1	0.9	1.0	91	33	0.1	0.9	1.0
Other	0.8	1.3	2.1	98	62	0.9	1.3	2.2
Total	$12.8	$32.7	$45.5	93%	86%	$13.1	$32.5	$45.6

The financial institutions portfolio exposure was $45.5 billion at March 31, 2018, a slight decrease compared with $45.6 billion at Dec. 31, 2017.

Financial institution exposures are high-quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2018. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 86% expire within one year and 23% expire within 90 days. In addition, 77% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

22 BNY Mellon

At March 31, 2018, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $18.7 billion and was primarily included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 94% due in less than one year. The investment grade percentage of our bank exposure was 66% at March 31, 2018, compared with 68% at

Dec. 31, 2017, reflecting our non-investment grade exposure to Brazil. Our exposure in Brazil includes $1.6 billion in loans, which are primarily short-term trade finance loans extended to large financial institutions.

The asset manager portfolio exposure was high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2018. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2018					Dec. 31, 2017
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.3	$6.1	$7.4	95%	21%	$1.3	$6.1	$7.4
Services and other	0.7	5.8	6.5	96	28	0.9	6.0	6.9
Energy and utilities	0.6	4.4	5.0	95	9	0.7	4.4	5.1
Media and telecom	—	1.4	1.4	95	14	—	1.5	1.5
Total	$2.6	$17.7	$20.3	95%	20%	$2.9	$18.0	$20.9

The commercial portfolio exposure decreased to $20.3 billion at March 31, 2018, from $20.9 billion at Dec. 31, 2017, primarily reflecting lower exposure to the services and other portfolio.

Utilities-related exposure represents approximately 78% of the energy and utilities portfolio at March 31, 2018. The remaining exposure in the energy and utilities portfolio, which includes exposure to exploration and production companies, refining, pipelines and integrated companies, was 78% investment grade at March 31, 2018, and 77% at Dec. 31, 2017.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017

Financial institutions	93%	93%	93%	93%	93%
Commercial	95%	95%	95%	96%	95%

Wealth management loans and mortgages

Our wealth management exposure was $17.3 billion at March 31, 2018, compared with $17.6 billion at Dec. 31, 2017. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at March 31, 2018.

At March 31, 2018, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 18%; Massachusetts - 11%; Florida - 8%; and other - 39%.

Commercial real estate

Our commercial real estate exposure totaled $8.4 billion at March 31, 2018 and Dec. 31, 2017. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

BNY Mellon 23

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

At March 31, 2018, 60% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 48% secured by residential buildings, 32% secured by office buildings, 11% secured by retail properties and 9% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At March 31, 2018, our commercial real estate portfolio consists of the following concentrations: REITs and real estate operating companies - 40%; New York metro - 39%; and other - 21%.

Lease financings

The leasing portfolio exposure totaled $1.3 billion at March 31, 2018 and Dec. 31, 2017. At March 31, 2018, the lease financings portfolio consisted of exposures backed by well-diversified assets, including large-ticket transportation equipment, and approximately 96% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $680 million at March 31, 2018 and $708 million at Dec. 31, 2017. Included in this portfolio at March 31, 2018 are $160 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2018, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 12% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

To determine the projected loss on the prime and Alt-A mortgage portfolios, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $4.1 billion at March 31, 2018 and $4.2 billion at Dec. 31, 2017 related to a term loan program that offers fully collateralized loans to broker-dealers.

Asset quality and allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.

24 BNY Mellon

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2018	Dec. 31, 2017	March 31, 2017
(dollars in millions)
Non-margin loans	$45,670	$45,755	$44,719
Margin loans	15,139	15,785	16,149
Total loans	$60,809	$61,540	$60,868
Beginning balance of allowance for credit losses	$261	$265	$281
Provision for credit losses	(5)	(6)	(5)
Net recoveries:
Other residential mortgages	—	2	—
Net recoveries	—	2	—
Ending balance of allowance for credit losses	$256	$261	$276
Allowance for loan losses	$156	$159	$164
Allowance for lending-related commitments	100	102	112
Allowance for loan losses as a percentage of total loans	0.26%	0.26%	0.27%
Allowance for loan losses as a percentage of non-margin loans	0.34	0.35	0.37
Total allowance for credit losses as a percentage of total loans	0.42	0.42	0.45
Total allowance for credit losses as a percentage of non-margin loans	0.56	0.57	0.62

The allowance for credit losses decreased $5 million compared with Dec. 31, 2017 and $20 million compared with March 31, 2017. Both decreases were driven by the credit to provision for credit losses.

We had $15.1 billion of secured margin loans on our balance sheet at March 31, 2018 compared with $15.8 billion at Dec. 31, 2017 and $16.1 billion at March 31, 2017. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2017 Annual Report, we have allocated our allowance for credit losses as follows.

Allocation of allowance	March 31, 2018	Dec. 31, 2017	March 31, 2017

Commercial	29%	30%	30%
Commercial real estate	29	29	27
Foreign	14	13	13
Financial institutions	9	9	8
Wealth management (a)	9	8	9
Other residential mortgages	7	8	9
Lease financing	3	3	4
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $62 million, while if each credit were rated one grade worse, the allowance would have increased by $104 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $40 million, while if the loss given default were one rating better, the allowance would have decreased by $28 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

BNY Mellon 25

Nonperforming assets

Total nonperforming assets were $85 million at March 31, 2018 compared with $90 million at Dec. 31, 2017. The decrease primarily reflects lower other residential mortgage loans driven by paydowns and sales. See Note 5 of the Notes to Consolidated Financial Statements for additional information on nonperforming assets.

Deposits

Total deposits were $241.8 billion at March 31, 2018, a decrease of 1% compared with $244.3 billion at Dec. 31, 2017. The decrease in deposits primarily reflects lower noninterest-bearing deposits in U.S. offices and interest-bearing deposits in non-U.S. offices, partially offset by higher interest-bearing deposits in U.S. offices.

Noninterest-bearing deposits were $76.9 billion at March 31, 2018 compared with $82.7 billion at Dec. 31, 2017. Interest-bearing deposits were $164.9 billion at March 31, 2018 compared with $161.6 billion at Dec. 31, 2017.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Maximum month-end balance during the quarter	$21,600	$20,098	$18,703
Average daily balance	$18,963	$20,211	$18,995
Weighted-average rate during the quarter	2.29%	1.83%	0.51%
Ending balance	$21,600	$15,163	$11,149
Weighted-average rate at period end	2.24%	2.33%	0.53%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods reflect changes in overnight borrowing opportunities. The increase in the weighted-average rates, compared with March 31, 2017, primarily reflects increases in the Fed Funds effective rate.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Maximum month-end balance during the quarter	$20,905	$21,380	$21,306
Average daily balance (a)	$20,389	$21,130	$20,840
Weighted-average rate during the quarter (a)	0.75%	0.49%	0.16%
Ending balance	$20,172	$20,184	$21,306
Weighted-average rate at period end	0.85%	0.56%	0.18%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $17,101 million in the first quarter of 2018, $17,868 million in the fourth quarter of 2017 and $18,961 million in the first quarter of 2017.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

26 BNY Mellon

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Maximum month-end balance during the quarter	$3,936	$4,714	$2,642
Average daily balance	$3,131	$3,391	$2,164
Weighted-average rate during the quarter	1.59%	1.23%	0.88%
Ending balance	$3,936	$3,075	$2,543
Weighted-average rate at period end	1.97%	1.27%	0.93%

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The increase in commercial paper at March 31, 2018, as compared with prior periods, primarily reflects management of overall liquidity. The increase in weighted-average rates, compared with prior periods, primarily reflects increases in the Fed Funds effective rate and the issuance of higher-yielding term commercial paper.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Maximum month-end balance during the quarter	$2,227	$3,955	$1,173
Average daily balance	$2,119	$3,421	$822
Weighted-average rate during the quarter	1.67%	1.46%	0.98%
Ending balance	$1,550	$3,028	$1,022
Weighted-average rate at period end	2.03%	1.48%	1.30%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank (“FHLB”), overdrafts of sub-custodian account balances in our Investment Services businesses, capital lease obligations and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The decrease in other borrowed funds compared with Dec. 31, 2017 primarily reflects lower borrowings from the FHLB. The increase in other borrowed funds compared with March 31, 2017 primarily reflects borrowings from the FHLB and an increase in capital lease obligations as a result of converting an operating lease to a capital lease.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to roll over or issue new debt, especially during periods of market stress, at a reasonable cost and in order to meet its short-term (up to one year) obligations. Funding liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or our financial condition. Funding liquidity risk can arise from funding mismatches, market constraints from the inability to convert assets to cash, the inability to hold or raise cash, low overnight deposits, deposit run-off or contingent liquidity events.

We also manage liquidity risks on an intraday basis. Intraday liquidity risk is the risk that BNY Mellon cannot access funds during the business day to make payments or settle immediate obligations, usually in real time. Intraday liquidity risk can arise from timing mismatches, market constraints from an inability to convert assets to cash, an inability to raise cash intraday, low overnight deposits and/or adverse stress events.

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of March 31, 2018, the Parent was in compliance with this policy. For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2017 Annual Report. Our overall approach to liquidity management is further described in “Liquidity and dividends” in our 2017 Annual Report.

BNY Mellon 27

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-

bearing deposits with the Federal Reserve and other central banks. The following table presents our total available funds, including liquid funds, at period end and on an average basis.

Available and liquid funds	March 31, 2018	Dec. 31, 2017	Average
(in millions)			1Q18	4Q17	1Q17
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$15,186	$11,979	$13,850	$14,068	$14,714
Federal funds sold and securities purchased under resale agreements	28,784	28,135	27,903	28,417	25,312
Total liquid funds	43,970	40,114	41,753	42,485	40,026
Cash and due from banks	4,636	5,382	5,047	5,124	5,097
Interest-bearing deposits with the Federal Reserve and other central banks	91,431	91,510	79,068	74,961	66,043
Total available funds	$140,037	$137,006	$125,868	$122,570	$111,166
Total available funds as a percentage of total assets	37%	37%	35%	35%	33%

We had $44.0 billion of liquid funds at March 31, 2018 and $40.1 billion at Dec. 31, 2017. Of the $44.0 billion in liquid funds held at March 31, 2018, $15.2 billion was placed in interest-bearing deposits with large, highly rated global financial institutions with a weighted-average life to maturity of approximately 21 days. Of the $15.2 billion, $2.9 billion was placed with banks in the Eurozone.

Total available funds were $140.0 billion at March 31, 2018, compared with $137.0 billion at Dec. 31, 2017. The increase was primarily due to an increase in interest-bearing deposits with banks.

Average non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $34.1 billion for the three months ended March 31, 2018 and $30.4 billion for the three months ended March 31, 2017. The increase primarily reflects increases in other borrowed funds, commercial paper and money market rate accounts.

Average foreign deposits, primarily from our European-based Investment Services business, were $104.1 billion for the three months ended March 31, 2018, compared with $90.4 billion for the three months ended March 31, 2017. Domestic savings, interest-bearing demand and time deposits averaged $43.3 billion for the three months ended March 31, 2018 and $41.9 billion for the three months ended March 31, 2017. The increase primarily reflects an increase in demand deposits, partially offset by a decrease in time deposits.

Average payables to customers and broker-dealers were $17.1 billion for the three months ended March 31, 2018 and $19.0 billion for the three months ended March 31, 2017. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Long-term debt averaged $28.4 billion for the three months ended March 31, 2018 and $25.9 billion for the three months ended March 31, 2017, with the increase reflecting issuances of long-term debt.

Average noninterest-bearing deposits decreased to $71.0 billion for the three months ended March 31, 2018 from $73.6 billion for the three months ended March 31, 2017, reflecting a decrease in client deposits.

A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

Sources of liquidity

The Parent’s three major sources of liquidity are access to the debt and equity markets, dividends from its subsidiaries, and cash on hand and cash otherwise made available in business-as-usual circumstances to the Parent through a committed credit facility with our intermediate holding company (“IHC”).

The Parent had cash of $1.4 billion at March 31, 2018, compared with $451 million at Dec. 31, 2017, an increase of $977 million, primarily reflecting the

28 BNY Mellon

issuance of long-term debt and dividends from subsidiaries, partially offset by long-term debt maturities and common stock repurchases.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2018
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
NR - Not rated.

Long-term debt totaled $27.9 billion at March 31, 2018 and $28.0 billion at Dec. 31, 2017. The balance reflects issuances of $1.75 billion, offset by the maturities of $1.4 billion and a decrease in the fair value of hedged long-term debt. The Parent has $2.25 billion of long-term debt that will mature in the remainder of 2018.

In April 2018, we issued $750 million of fixed rate senior notes maturing in 2023 at an annual interest rate of 3.50% and $500 million of fixed rate senior notes maturing in 2028 at an annual interest rate of 3.85%.

The Bank of New York Mellon, our largest bank subsidiary, issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper borrowings were $3.1 billion for the three months ended March 31, 2018 and $2.2 billion for the three months ended March 31, 2017. Commercial paper outstanding was $3.9 billion at March 31, 2018 and $3.1 billion at Dec. 31, 2017.

Subsequent to March 31, 2018, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $4.9 billion, without the need for a regulatory waiver. In addition, at March 31, 2018, non-bank subsidiaries of the Parent had liquid assets of approximately $1.2 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 17 of the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. There were no borrowings under these lines in the first quarter of 2018. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average borrowings under these lines were $2 million, in aggregate, in the first quarter of 2018.

BNY Mellon 29

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposits and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 79% of total revenue in the first quarter of 2018, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 121.1% at March 31, 2018 and 122.5% at Dec. 31, 2017, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2018, our quarterly cash dividend to common shareholders was $0.24 per common share. Our common stock dividend payout ratio was 22% for the first three months of 2018. The Federal Reserve’s instructions for the 2018 Comprehensive Capital Analysis and Review (“CCAR”) provide that, for large bank holding companies (“BHCs”) like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

In the first three months of 2018, we repurchased 11 million common shares at an average price of $56.23 per common share for a total cost of $644 million.

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the consolidated HQLA at March 31, 2018, and the average HQLA and average LCR for the first quarter of 2018.

Consolidated HQLA and LCR	March 31, 2018
(dollars in billions)
Securities (a)	$107
Cash (b)	86
Total consolidated HQLA (c)	$193

Total consolidated HQLA - average (c)	$177
Average LCR	116%

(a)	Primarily includes securities of U.S. government-sponsored enterprises, sovereign securities, U.S. Treasury, U.S. agency and investment-grade corporate debt.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $154 billion at March 31, 2018 and averaged $141 billion for the first quarter of 2018.

The U.S. LCR rule requires BNY Mellon and each of our affected domestic bank subsidiaries to meet an LCR of at least 100%. BNY Mellon and each of our domestic bank subsidiaries were compliant with the U.S. LCR requirements throughout the first three months of 2018.

We also perform liquidity stress tests (“LSTs”) to evaluate whether the Company maintains sufficient liquidity resources under multiple stress scenarios. LSTs are based on scenarios that measure liquidity risks under unlikely but plausible conditions. We perform these tests under various time horizons ranging from one day to one year in a base case, as well as supplemental tests to determine whether the Company’s liquidity is sufficient for severe market events and firm-specific events. Our LST framework includes a test known as the Resolution Liquidity Adequacy and Positioning (“RLAP”). The RLAP test is designed to ensure that the liquidity needs of certain key subsidiaries in a stress environment can be met by available resources held at the entity or at the Parent or IHC, as applicable. Under our scenario testing program, the results of the tests indicate that the Company has sufficient liquidity.

Statement of cash flows

The following summarizes the activity reflected on the statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net

30 BNY Mellon

earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

Net cash used for operating activities was $852 million in the three months ended March 31, 2018, compared with $1.2 billion in the three months ended March 31, 2017. In both the first three months of 2018 and first three months of 2017, cash used by operations was principally the result of changes in trading activities, partially offset by earnings. In the first three months of 2017, cash flows used for operations also resulted from changes in accruals.

Net cash used for investing activities was $1.4 billion in the three months ended March 31, 2018, compared with $2.8 billion in the three months ended March 31, 2017. In the first three months of 2018, net cash used for investing activity primarily reflects changes in interest-bearing deposits with banks, partially offset by changes in interest-bearing deposits with the

Federal Reserve and other central banks and net changes in securities. In the first three months of 2017, net cash used for investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in loans.

Net cash provided by financing activities was $971 million in the three months ended March 31, 2018, compared with $4.0 billion in the three months ended March 31, 2017. In the first three months of 2018, net cash provided by financing activities primarily reflects changes in federal funds purchased and securities sold under repurchase agreement and net proceeds from the issuance of long-term debt, partially offset by changes in deposits, changes in other borrowed funds, repayment of long-term debt and common stock repurchases. In the first three months of 2017, net cash provided by financing activities primarily reflects changes in commercial paper and net proceeds from the issuance of long-term debt, partially offset by changes in deposits and common stock repurchases.

Capital

Capital data (dollars in millions except per share amounts; common shares in thousands)	March 31, 2018	Dec. 31, 2017
Average common equity to average assets	10.5%	10.5%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.2%	11.1%
BNY Mellon common shareholders’ equity to total assets ratio	10.2%	10.1%
Total BNY Mellon shareholders’ equity	$41,728	$41,251
Total BNY Mellon common shareholders’ equity (a)	$38,186	$37,709
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,978	$18,486
Book value per common share (a)	$37.78	$37.21
Tangible book value per common share – Non-GAAP (a)	$18.78	$18.24
Closing stock price per common share	$51.53	$53.86
Market capitalization	$52,080	$54,584
Common shares outstanding	1,010,676	1,013,442

Cash dividends per common share	$0.24	$0.24
Common dividend payout ratio	22%	22%
Common dividend yield (annualized)	1.9%	1.8%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.7 billion at March 31, 2018 from $41.3 billion at Dec. 31, 2017. The increase primarily reflects earnings, the impact of incentives and employee-related activity and foreign currency translation adjustments, partially offset by share repurchases and dividends.

The unrealized loss, net of tax, on our available-for-sale investment securities portfolio included in accumulated other comprehensive income was $12

BNY Mellon 31

million at March 31, 2018, compared with a net unrealized gain of $184 million at Dec. 31, 2017. The decrease in the unrealized gain, net of tax, was primarily driven by an increase in interest rates.

In the first quarter of 2018, we repurchased 11 million common shares at an average price of $56.23 per common share for a total cost of $644 million under the current program.

Capital adequacy

Regulators establish certain levels of capital for BHCs and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of March 31, 2018 and Dec. 31, 2017, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.”

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition.

See the discussion of these matters in “Supervision and Regulation - Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors - Operational Risk - Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition” in our 2017 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2017 Annual Report. BNY Mellon is subject to the U.S. capital rules, which are being gradually phased-in over a multi-year period through Jan. 1, 2019. The phase-in requirements for capital were completed on Jan. 1, 2018.

Our risk-based capital adequacy is determined using the higher of risk-weighted assets (“RWAs”) determined using the Advanced Approach and Standardized Approach.

32 BNY Mellon

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2018					Dec. 31, 2017
	Well capitalized		Minimum required		Capital ratios	Fully phased-in	Transitional Approach	(b)
				(a)
Consolidated regulatory capital ratios: (c)(d)
Advanced Approach:
CET1 ratio	N/A	(e)	7.5%		10.7%	10.3%	10.7%
Tier 1 capital ratio	6%		9		12.7	12.3	12.7
Total capital ratio	10		11		13.4	13.0	13.4
Standardized Approach:
CET1 ratio	N/A	(e)	7.5%		11.7%	11.5%	11.9%
Tier 1 capital ratio	6%		9		14.0	13.7	14.2
Total capital ratio	10		11		14.9	14.7	15.1
Tier 1 leverage ratio	N/A	(e)	4		6.5	6.4	6.6
SLR (f)	N/A	(e)	5		5.9	5.9	6.1

The Bank of New York Mellon regulatory capital ratios: (c)
Advanced Approach:
CET1 ratio	6.5%		6.375%		14.6%	N/A	14.1%
Tier 1 capital ratio	8		7.875		14.8	N/A	14.4
Total capital ratio	10		9.875		15.2	N/A	14.7
Tier 1 leverage ratio	5		4		7.6	N/A	7.6
SLR (f)	6		3		6.8	6.7%	6.9

(a)	Minimum requirements for March 31, 2018 include minimum thresholds plus currently applicable buffers.

(b)	Reflects transitional adjustments to CET1, Tier 1 capital, Tier 2 capital required in 2017 under the U.S. capital rules.

(c)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The Tier 1 leverage ratio is based on Tier 1 capital and quarterly average total assets.

(d)	See page 35 for the capital ratios with the phase-in of the capital conservation buffer and the U.S. G-SIB surcharge, as well as the introduction of the SLR buffer.

(e)	The Federal Reserve’s regulations do not establish well capitalized thresholds for these measures for BHCs.

(f)	SLR became a binding measure on Jan. 1, 2018. The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures.

Our CET1 ratio determined under the Advanced Approach was 10.7% at March 31, 2018 and 10.7%, on a transitional basis, at Dec. 31, 2017. The ratio was unchanged reflecting capital generated through earnings and additional paid-in capital resulting from stock awards, offset by the final phase-in requirements under the U.S. capital rules and the capital deployed through common stock repurchased and dividends paid.

The SLR was 5.9% at March 31, 2018 and 6.1%, on a transitional basis, at Dec. 31, 2017.

For additional information on the U.S. capital rules, see “Supervision and Regulation - Capital Requirements - Generally” in our 2017 Annual Report and “Recent regulatory developments” in this report.

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

BNY Mellon 33

The following table presents our capital components and RWAs at March 31, 2018 and Dec. 31, 2017.

Capital components and risk-weighted assets		Dec. 31, 2017
	March 31, 2018	Fully phased-in	Transitional Approach	(a)
(in millions)
CET1:
Common shareholders’ equity	$38,186	$37,709	$37,859
Adjustments for:
Goodwill and intangible assets (b)	(19,208)	(19,223)	(18,684)
Net pension fund assets	(218)	(211)	(169)
Equity method investments	(376)	(387)	(372)
Deferred tax assets	(42)	(41)	(33)
Other	(8)	(9)	(8)
Total CET1	18,334	17,838	18,593
Other Tier 1 capital:
Preferred stock	3,542	3,542	3,542
Deferred tax assets	—	—	(8)
Net pension fund assets	—	—	(42)
Other	(41)	(41)	(41)
Total Tier 1 capital	$21,835	$21,339	$22,044
Tier 2 capital:
Subordinated debt	$1,250	$1,250	$1,250
Allowance for credit losses	256	261	261
Other	(1)	(12)	(12)
Total Tier 2 capital – Standardized Approach	1,505	1,499	1,499
Excess of expected credit losses	37	31	31
Less: Allowance for credit losses	256	261	261
Total Tier 2 capital – Advanced Approach	$1,286	$1,269	$1,269
Total capital:
Standardized Approach	$23,340	$22,838	$23,543
Advanced Approach	$23,121	$22,608	$23,313

Risk-weighted assets:
Standardized Approach	$156,472	$155,324	$155,621
Advanced Approach:
Credit Risk	$99,138	$101,366	$101,681
Market Risk	3,884	3,657	3,657
Operational Risk	68,888	68,688	68,688
Total Advanced Approach	$171,910	$173,711	$174,026

Average assets for Tier 1 leverage ratio	$338,291	$330,894	$331,600
Total leverage exposure for SLR	$367,818	$360,543	$361,249

(a)	Reflects transitional adjustments to CET1, Tier 1 capital, Tier 2 capital required in 2017 under the U.S. capital rules.

(b)	Reduced by deferred tax liabilities associated with intangible assets and tax deductible goodwill.

34 BNY Mellon

The table below presents the factors that impacted the CET1 capital on a fully phased-in basis.

CET1 generation	March 31, 2018 (a)
(in millions)
CET1 – Beginning of period (fully phased-in)	$17,838
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,135
Goodwill and intangible assets, net of related deferred tax liabilities	15
Gross CET1 generated	1,150
Capital deployed:
Common stock dividends	(246)
Common stock repurchased	(644)
Total capital deployed	(890)
Other comprehensive income:
Foreign currency translation	238
Unrealized loss on assets available-for-sale	(237)
Defined benefit plans	17
Unrealized gain on cash flow hedges	(2)
Other	(2)
Total other comprehensive income	14
Additional paid-in capital (b)	246
Other additions (deductions):
Net pension fund assets	(7)
Deferred tax assets	(1)
Embedded goodwill	11
Other	(27)
Total other deductions	(24)
Net CET1 generated	496
CET1 – End of period	$18,334

(a)	Estimated.

(b)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

Minimum capital ratios and capital buffers

The U.S. capital rules include a series of buffers and surcharges over required minimums that apply to BHCs, including BNY Mellon, which are being phased-in over time. Banking organizations with a risk-based ratio or SLR above the minimum required level, but with a risk-based ratio or SLR below the minimum level with buffers will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall. Different regulatory capital buffers apply to our banking subsidiaries.

The following table presents the principal minimum capital ratio requirements with buffers and surcharges, as phased-in, applicable to the Parent and The Bank of New York Mellon. This table does not include the imposition of a countercyclical capital buffer. Buffers and surcharges are not applicable to the Tier 1 leverage ratio. These buffers, other than the SLR buffer, and surcharge will be fully implemented on Jan. 1, 2019.

Capital ratio requirements			Minimum ratios with buffers, as phased-in (a)
	Well capitalized	Minimum ratios
			2018		2019
Capital conservation buffer (CET1)			1.875%		2.5%
U.S. G-SIB surcharge (CET1) (b)(c)			1.125%		1.5%

Consolidated:
CET1 ratio	N/A	4.5%	7.5%		8.5%
Tier 1 capital ratio	6.0%	6.0%	9.0%		10.0%
Total capital ratio	10.0%	8.0%	11.0%		12.0%

Enhanced SLR buffer (Tier 1 capital)	N/A		2.0%		2.0%
SLR	N/A	3.0%	5.0%		5.0%

Bank subsidiaries: (c)
CET1 ratio	6.5%	4.5%	6.375%		7.0%
Tier 1 capital ratio	8.0%	6.0%	7.875%		8.5%
Total capital ratio	10.0%	8.0%	9.875%		10.5%

SLR	6.0%	3.0%	6.0%	(d)	6.0%	(d)

(a)	Countercyclical capital buffer currently set to 0%.

(b)	The fully phased-in U.S. G-SIB surcharge of 1.5% applicable to BNY Mellon is subject to change.

(c)	The U.S. G-SIB surcharge is not applicable to the regulatory capital ratios of the bank subsidiaries.

(d)	Well capitalized threshold.

BNY Mellon 35

The following table shows the impact on the consolidated capital ratios at March 31, 2018 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2018
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	8	bps
Advanced Approach	6		6

Tier 1 capital:
Standardized Approach	6		9
Advanced Approach	6		7

Total capital:
Standardized Approach	6		10
Advanced Approach	6		8

Tier 1 leverage	3		2

SLR	3		2

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

Trading activities and risk management

Our trading activities are focused on acting as a market-maker for our customers, facilitating customer trades and risk mitigating hedging in compliance with the Volcker Rule. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, value-at-risk (“VaR”) methodology and other market sensitivity measures. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates non-linear product characteristics. VaR facilitates comparisons across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firm-wide level.

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	1Q18			March 31, 2018
(in millions)	Average	Minimum	Maximum
Interest rate	$4.5	$4.0	$5.5	$4.1
Foreign exchange	5.3	4.0	8.3	4.0
Equity	0.8	0.6	1.2	0.9
Credit	1.4	0.9	2.6	1.0
Diversification	(5.5)	N/M	N/M	(4.3)
Overall portfolio	6.5	4.8	10.4	5.7

VaR (a)	4Q17			Dec. 31, 2017
(in millions)	Average	Minimum	Maximum
Interest rate	$3.8	$2.4	$4.7	$4.4
Foreign exchange	4.6	3.6	8.6	8.6
Equity	0.8	0.7	0.9	0.8
Credit	1.2	0.9	1.6	1.3
Diversification	(5.4)	N/M	N/M	(5.2)
Overall portfolio	5.0	3.3	9.9	9.9

36 BNY Mellon

VaR (a)	1Q17			March 31, 2017
(in millions)	Average	Minimum	Maximum
Interest rate	$3.9	$2.9	$4.9	$3.3
Foreign exchange	3.6	2.6	4.9	3.3
Equity	0.2	0.2	0.4	0.2
Credit	1.3	1.1	1.7	1.2
Diversification	(4.9)	N/M	N/M	(4.5)
Overall portfolio	4.1	3.3	5.0	3.5

(a)	VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
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

During the first quarter of 2018, interest rate risk generated 37% of average gross VaR, foreign exchange risk generated 44% of average gross VaR, equity risk accounted for 7% of average gross VaR and credit risk generated 12% of average gross VaR. During the first quarter of 2018, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Revenue range:	Number of days
Less than $(2.5)	—	2	—	—	—
$(2.5) – $0	2	4	1	2	1
$0 – $2.5	18	23	29	31	31
$2.5 – $5.0	32	22	29	27	26
More than $5.0	10	11	4	4	4

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $8.6 billion at March 31, 2018 and $6.0 billion at Dec. 31, 2017. The increase was impacted by the reclassification of money market fund investments of approximately $1 billion primarily from available-for-sale securities.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $3.4 billion at March 31, 2018 and $4.0 billion at Dec. 31, 2017.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-

BNY Mellon 37

discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves and our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

At March 31, 2018, our OTC derivative assets, including those in hedging relationships, of $2.7 billion included a credit valuation adjustment (“CVA”) deduction of $23 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.4 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA decreased by $2 million and the DVA was unchanged in the first quarter of 2018, which increased foreign exchange and other trading revenue. The net impact was $2 million in the fourth quarter of 2017 and first quarter of 2017.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Rating:
AAA to AA-	48%	44%	41%	44%	43%
A+ to A-	27	31	30	27	36
BBB+ to BBB-	20	20	24	22	17
Non-investment grade (BB+ and lower)	5	5	5	7	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

Asset/liability management

Our diversified business activities include processing securities, accepting deposits, investing in securities, lending, raising money as needed to fund assets and other transactions. The market risks from these activities include interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity and use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, market spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors.

In the table below, we use the earnings simulation model to run various interest rate ramp scenarios from a baseline scenario. The interest rate ramp scenarios examine the impact of large interest rate movements. In each scenario, all currencies’ interest rates are shifted higher or lower. The baseline scenario is based on our quarter-end balance sheet and the spot yield curve. The 100 basis point ramp scenario assumes rates increase 25 basis points above the yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

38 BNY Mellon

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Up 200 bps parallel rate ramp vs. baseline (a)	$244	$280	$586
Up 100 bps parallel rate ramp vs. baseline (a)	119	148	354
Long-term up 50 bps, short-term unchanged (b)	83	105	92
Long-term down 50 bps, short-term unchanged (b)	(102)	(122)	(104)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

In the first quarter of 2018, we changed the net interest revenue sensitivity methodology to assume static deposit levels. Previously, our sensitivities included assumptions about deposit runoff which were difficult to predict. Prior period results have been restated to conform to the current methodology.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion reduction of U.S. dollar denominated non-interest bearing deposits would reduce the net interest revenue sensitivity results in the ramp up 100 basis point and 200 basis point scenarios in the table above by approximately $120 million and approximately $150 million, respectively. The impact would be smaller if the runoff was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Growth or contraction of deposits could also be affected by the following factors:

•	Global economic uncertainty;

•	Our ratings relative to other financial institutions’ ratings; and

•	Regulatory reform.

Any of these events could change depositors’ behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities (“VIEs”). For BNY Mellon, these items include certain guarantees. Guarantees include SBLCs issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon 39

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis, as a supplement to GAAP information. Tangible common shareholders’ equity excludes goodwill and intangible assets, net of deferred tax liabilities. BNY Mellon believes that the return on tangible common equity measure is an additional useful measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per common share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

The presentation of the growth rates of investment management and performance fees on a constant currency basis permits investors to assess the significance of changes in foreign currency exchange rates. Growth rates on a constant currency basis were determined by applying the current period foreign currency exchange rates to the prior period revenue. BNY Mellon believes that this presentation, as a supplement to GAAP information, gives investors a clearer picture of the related revenue results without the variability caused by fluctuations in foreign currency exchange rates.

BNY Mellon has presented the operating margin for the Investment Management business net of distribution and servicing expense that is passed to third parties who distribute or service our managed funds. BNY Mellon believes that this measure is useful when evaluating the business’s performance relative to industry competitors.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2018	Dec. 31, 2017	March 31, 2017
(dollars in millions except common shares)
BNY Mellon shareholders’ equity at period end – GAAP	$41,728	$41,251	$39,138
Less: Preferred stock	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	38,186	37,709	35,596
Less: Goodwill	17,596	17,564	17,355
Intangible assets	3,370	3,411	3,549
Add: Deferred tax liability – tax deductible goodwill (a)	1,042	1,034	1,518
Deferred tax liability – intangible assets (a)	716	718	1,100
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,978	$18,486	$17,310

Period-end common shares outstanding (in thousands)	1,010,676	1,013,442	1,039,877

Book value per common share – GAAP	$37.78	$37.21	$34.23
Tangible book value per common share – Non-GAAP	$18.78	$18.24	$16.65

(a)	Deferred tax liabilities, for the prior periods, are based on fully phased-in U.S. capital rules.

40 BNY Mellon

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation
(dollars in millions)	1Q18	4Q17	1Q17
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,135	$1,126	$880
Add: Amortization of intangible assets	49	52	52
Less: Tax impact of amortization of intangible assets	12	18	18
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$1,172	$1,160	$914

Average common shareholders’ equity	$37,593	$36,952	$34,965
Less: Average goodwill	17,581	17,518	17,338
Average intangible assets	3,397	3,437	3,578
Add: Deferred tax liability – tax deductible goodwill (a)	1,042	1,034	1,518
Deferred tax liability – intangible assets (a)	716	718	1,100
Average tangible common shareholders’ equity – Non-GAAP	$18,373	$17,749	$16,667

Return on common shareholders’ equity (annualized) – GAAP	12.2%	12.1%	10.2%
Return on tangible common shareholders’ equity (annualized) – Non-GAAP	25.9%	25.9%	22.2%

(a)	Deferred tax liabilities, for the prior periods, are based on fully phased-in U.S. capital rules.

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees – Consolidated			1Q18 vs.
(dollars in millions)	1Q18	1Q17	1Q17
Investment management and performance fees	$960	$842	14%
Impact of changes in foreign currency exchange rates	—	37
Adjusted investment management and performance fees – Non-GAAP	$960	$879	9%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment Management business.

Investment management and performance fees - Investment Management business			1Q18 vs.
(dollars in millions)	1Q18	1Q17	1Q17
Investment management and performance fees	$946	$826	15%
Impact of changes in foreign currency exchange rates	—	37
Adjusted investment management and performance fees – Non-GAAP	$946	$863	10%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin reconciliation - Investment Management business
(dollars in millions)	1Q18	4Q17	3Q17	2Q17	1Q17
Income before income taxes – GAAP	$381	$276	$300	$288	$277

Total revenue – GAAP	$1,088	$1,048	$1,000	$986	$963
Less: Distribution and servicing expense	110	107	110	104	101
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$978	$941	$890	$882	$862

Pre-tax operating margin – GAAP (a)	35%	26%	30%	29%	29%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	39%	29%	34%	33%	32%

(a)	Income before taxes divided by total revenue.

BNY Mellon 41

Recent accounting and regulatory developments

Recently issued accounting standards

The following ASUs issued by the Financial Accounting Standards Board (“FASB”) have not yet been adopted.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The primary objective of this ASU is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and expand related disclosures. ASU 2016-02 requires a “right-of-use” asset and a payment obligation liability on the balance sheet for most leases and subleases. Additionally, depending on the lease classification under the standard, it may result in different expense recognition patterns and classification than under existing accounting principles. For leases classified as finance leases, it will result in higher expense recognition in the earlier periods and lower expense in the later periods of the lease. The standard is effective for the first quarter of 2019, with early adoption permitted. As permitted under a recently approved ASU, we expect to elect the alternative transition method which allows for the recognition of leases using a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption of the standard. We are currently evaluating the potential impact of the leasing standard on our consolidated financial statements and evaluating the practical expedients that may be elected. Upon adoption, the implementation of the leasing standard is expected to result in an immaterial increase in both assets and liabilities.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an ASU, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income that do not reflect the lower statutory tax rate which was enacted by the U.S. tax legislation. This ASU is effective for the first quarter of 2019, with early adoption permitted. The guidance in this ASU may be applied retrospectively to the period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are assessing the impacts of the new standard, but would not expect this ASU to have a material impact.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued an ASU, Financial Instruments – Credit Losses. This ASU introduces a new current expected credit losses model, which will apply to financial assets subject to credit losses and measured at amortized cost, including held-to-maturity securities and certain off-balance sheet credit exposures. The guidance will also change current practice for the impairment model for available-for-sale debt securities. The available-for-sale debt securities model will require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU is effective for the first quarter of 2020, with early application permitted beginning with the first quarter of 2019. BNY Mellon has begun its implementation efforts and is currently working through key interpretive issues, and in 2018 we are addressing credit loss forecasting models and related processes. The extent of the impact to our financial statements upon adoption depends on several factors including the remaining expected life of financial instruments at the time of adoption, the establishment of an allowance for expected credit loss on held-to-maturity securities, and the macroeconomic conditions and forecasts that exist at that date. We do not expect to early adopt this ASU.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see Supervision and Regulation in our 2017 Annual Report. The following discussions summarize certain regulatory developments that may affect BNY Mellon, the impact of which we are still evaluating.

Federal Reserve and OCC Propose Amendments to the Enhanced Supplementary Leverage Ratio Requirements for U.S. G-SIBs

On April 11, 2018, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) issued a joint notice of proposed rule-making that would recalibrate the enhanced supplementary

42 BNY Mellon

leverage ratio standards that apply to U.S. global systemically important bank holding companies (“G-SIBs”) and certain of their insured depository institution subsidiaries. The proposed rule would supplant the 2% SLR buffer that currently applies to all U.S. G-SIBs with a buffer equal to 50% of the firm’s risk-based G-SIB surcharge. For insured depository institution subsidiaries of U.S. G-SIBs regulated by the Federal Reserve or the OCC including The Bank of New York Mellon, the proposal would replace the current 6% SLR threshold requirement for those institutions to be considered “well capitalized” under the agencies’ prompt corrective action framework with an SLR of at least 3% plus 50% of the G-SIB surcharge applicable to their top-tier holding companies. The proposed rule would also make corresponding changes to the total loss absorbing capacity (“TLAC”) SLR buffer and long-term debt requirements for U.S. G-SIBs, as well as technical changes to the Federal Reserve’s TLAC rule. The existing enhanced supplementary leverage ratio related requirements became effective on Jan. 1, 2018, and the TLAC-related requirements will become effective on Jan. 1, 2019.

Federal Reserve Proposes Substantial Changes to CCAR and its Capital Rules

On April 10, 2018, the Federal Reserve issued a proposed rule that would integrate its regulatory capital, capital planning, and stress test rules, as well as the CCAR process. The proposal would introduce a stress capital buffer (“SCB”) that would be determined based on the results of the severely adverse scenario in the supervisory stress test and be part of the firm’s ongoing capital requirements, resulting in “firm-specific and risk-sensitive” capital requirements for large bank holding companies. Specifically, the proposal would replace the current static 2.5% capital conservation buffer with an SCB requirement for Standardized Approach capital ratios, based on (i) the projected decrease in a firm’s common equity tier 1 capital ratio, measured from the beginning to its lowest point, in the severely adverse scenario of the Federal Reserve’s supervisory severely adverse scenario, plus (ii) planned common stock dividends for the fourth through seventh quarters of the planning horizon, subject to a floor of 2.5%. For firms subject to the advanced approaches, such as BNY Mellon, the static 2.5% capital conservation buffer would continue to apply for Advanced Approaches risk-based capital ratios. The proposed rule would maintain the requirement for covered firms to submit capital plans, but would introduce a new requirement that firms reduce their planned capital distributions if those distributions would not be consistent with the applicable buffer constraints based on the firms’ own baseline scenario projections. The proposal would not, however, change the CCAR qualitative review process that allows the Federal Reserve to object to the capital plans of “large and complex” firms on the basis of qualitative deficiencies.

Other aspects of the proposal include:  (1) introducing a stress leverage buffer (“SLB”) that is analogous to the SCB and applies to firms’ tier 1 leverage ratios, although not subject to any floor; (2) limiting capital distributions if a firm’s own BHC baseline scenario projections indicate that the firm would not satisfy applicable buffer requirements; (3) revising assumptions for balance sheet growth and capital actions in the supervisory stress test; and (4) eliminating heightened supervisory scrutiny of capital plans that include a dividend payout ratio of more than 30%. Under the proposal, a firm’s first SCB and SLB would become effective on Oct. 1, 2019.

Federal Reserve, OCC and FDIC Release Joint Proposal Regarding the Implementation of CECL and Their Regulatory Capital Rules

On April 13 and April 17, 2018, the Federal Reserve, the OCC and the FDIC released a joint proposal to revise their regulatory capital rules to address U.S. generally accepted accounting principles’ upcoming change to the Current Expected Credit Losses (“CECL”) treatment of credit expense and allowances and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting CECL. Additionally, the proposal would address which credit loss allowances under CECL would be eligible for inclusion in tier 2 regulatory capital.

Upon adopting CECL, a company will record a one-time adjustment to its credit loss allowances as of the beginning of its fiscal year of adoption equal to the difference between the amounts of its credit loss allowances under the incurred loss methodology and CECL. The adjustment will be recognized with offsetting entries to deferred tax assets, if appropriate, and to the new fiscal year’s beginning retained earnings.

BNY Mellon 43

European Capital Markets Union Developments

In March 2018, the European Commission released a communication on completing the Capital Markets Union (“CMU”), which aims to further develop and integrate European capital markets in order to grow investment and productivity. Future reforms under the CMU will focus on (i) enhancing the European Union Single Market through new EU-wide standardized products and reduction of barriers when residents of EU countries invest in other EU countries, (ii) supporting entrepreneurship through clearer and simpler insolvency laws, tax laws and intangible property ownership laws; and (iii) more efficient supervision of EU capital markets including an enhanced role for the European Supervision and Markets Authority.

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

•
Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•
Our Corporate Governance Guidelines, Amended and Restated By-laws, Directors Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

We may use our website, our Twitter account (twitter.com/BNYMellon) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

44 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing	$1,168	$1,130	$1,063
Clearing services	414	400	376
Issuer services	260	197	251
Treasury services	138	137	139
Total investment services fees	1,980	1,864	1,829
Investment management and performance fees	960	962	842
Foreign exchange and other trading revenue	209	166	164
Financing-related fees	52	54	55
Distribution and servicing	36	38	41
Investment and other income (loss)	82	(198)	77
Total fee revenue	3,319	2,886	3,008
Net securities (losses) gains — including other-than-temporary impairment	(49)	(22)	10
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	4	—
Net securities (losses) gains	(49)	(26)	10
Total fee and other revenue	3,270	2,860	3,018
Operations of consolidated investment management funds
Investment (loss) income	(11)	17	37
Interest of investment management fund note holders	—	—	4
(Loss) income from consolidated investment management funds	(11)	17	33
Net interest revenue
Interest revenue	1,381	1,219	960
Interest expense	462	368	168
Net interest revenue	919	851	792
Total revenue	4,178	3,728	3,843
Provision for credit losses	(5)	(6)	(5)
Noninterest expense
Staff (a)	1,576	1,628	1,488
Professional, legal and other purchased services	291	339	313
Software	173	230	166
Net occupancy	139	153	136
Sub-custodian and clearing (b)	119	102	103
Distribution and servicing	106	106	100
Furniture and equipment	61	67	57
Bank assessment charges	52	53	57
Business development	51	66	51
Amortization of intangible assets	49	52	52
Other (a)(b)(c)	122	210	119
Total noninterest expense	2,739	3,006	2,642
Income
Income before income taxes	1,444	728	1,206
Provision (benefit) for income taxes	282	(453)	269
Net income	1,162	1,181	937
Net loss (income) attributable to noncontrolling interests (includes $11, $(9) and $(18) related to consolidated investment management funds, respectively)	9	(6)	(15)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,171	1,175	922
Preferred stock dividends	(36)	(49)	(42)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,135	$1,126	$880

(a)
In the first quarter of 2018, we adopted new accounting guidance included in ASU 2017-07, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which required the reclassification of the components of pension and other post-retirement costs, other than the service cost component. As a result, staff expense increased and other expense decreased. Prior periods have been reclassified. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	Beginning in the first quarter of 2018, clearing expense, which was previously included in other expense, was included with sub-custodian expense. Prior periods have been reclassified.

(c)
Beginning in the first quarter of 2018, M&I, litigation and restructuring charges are no longer separately disclosed. Expenses previously reported in this line have been reclassified to existing expense categories, primarily other expense.

BNY Mellon 45

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,135	$1,126	$880
Less: Earnings allocated to participating securities	8	8	14
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$1,127	$1,118	$866

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in thousands)
Basic	1,016,797	1,024,828	1,041,158
Common stock equivalents	8,188	9,473	17,886
Less: Participating securities	(3,254)	(3,897)	(11,298)
Diluted	1,021,731	1,030,404	1,047,746

Anti-dilutive securities (a)	7,248	7,784	17,359

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation (b)	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in dollars)
Basic	$1.11	$1.09	$0.83
Diluted	$1.10	$1.08	$0.83

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

See accompanying Notes to Consolidated Financial Statements.

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in millions)
Net income	$1,162	$1,181	$937
Other comprehensive income, net of tax:
Foreign currency translation adjustments	244	112	125
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during the period	(275)	(60)	94
Reclassification adjustment	37	16	(6)
Total unrealized (loss) gain on assets available-for-sale	(238)	(44)	88
Defined benefit plans:
Net gain arising during the period	—	340	2
Foreign exchange adjustment	—	1	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	17	19	18
Total defined benefit plans	17	360	20
Net unrealized (loss) gain on cash flow hedges	(2)	(2)	10
Total other comprehensive income, net of tax (a)	21	426	243
Total comprehensive income	1,183	1,607	1,180
Net loss (income) attributable to noncontrolling interests	9	(6)	(15)
Other comprehensive (income) attributable to noncontrolling interests	(5)	(2)	(2)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,187	$1,599	$1,163

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $16 million for the quarter ended March 31, 2018, $424 million for the quarter ended Dec. 31, 2017 and $241 million for the quarter ended March 31, 2017.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31, 2018	Dec. 31, 2017
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$4,636	$5,382
Interest-bearing deposits with the Federal Reserve and other central banks	91,431	91,510
Interest-bearing deposits with banks ($1,236 and $1,751 is restricted)	15,186	11,979
Federal funds sold and securities purchased under resale agreements	28,784	28,135
Securities:
Held-to-maturity (fair value of $36,135 and $40,512)	36,959	40,827
Available-for-sale	81,830	79,543
Total securities	118,789	120,370
Trading assets	8,596	6,022
Loans	60,809	61,540
Allowance for loan losses	(156)	(159)
Net loans	60,653	61,381
Premises and equipment	1,702	1,634
Accrued interest receivable	610	610
Goodwill	17,596	17,564
Intangible assets	3,370	3,411
Other assets (includes $561 and $791, at fair value)	21,638	23,029
Subtotal assets of operations	372,991	371,027
Assets of consolidated investment management funds, at fair value	606	731
Total assets	$373,597	$371,758
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$76,880	$82,716
Interest-bearing deposits in U.S. offices	58,269	52,294
Interest-bearing deposits in non-U.S. offices	106,695	109,312
Total deposits	241,844	244,322
Federal funds purchased and securities sold under repurchase agreements	21,600	15,163
Trading liabilities	3,365	3,984
Payables to customers and broker-dealers	20,172	20,184
Commercial paper	3,936	3,075
Other borrowed funds	1,550	3,028
Accrued taxes and other expenses	5,349	6,225
Other liabilities (including allowance for lending-related commitments of $100 and $102, also includes $379 and $800, at fair value)	5,707	6,050
Long-term debt (includes $363 and $367, at fair value)	27,939	27,979
Subtotal liabilities of operations	331,462	330,010
Liabilities of consolidated investment management funds, at fair value	11	2
Total liabilities	331,473	330,012
Temporary equity
Redeemable noncontrolling interests	184	179
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,362,857,226 and 1,354,163,581 shares	14	14
Additional paid-in capital	26,911	26,665
Retained earnings	26,496	25,635
Accumulated other comprehensive loss, net of tax	(2,343)	(2,357)
Less: Treasury stock of 352,181,047 and 340,721,136 common shares, at cost	(12,892)	(12,248)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,728	41,251
Nonredeemable noncontrolling interests of consolidated investment management funds	212	316
Total permanent equity	41,940	41,567
Total liabilities, temporary equity and permanent equity	$373,597	$371,758

See accompanying Notes to Consolidated Financial Statements.

48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Operating activities
Net income	$1,162	$937
Net loss (income) attributable to noncontrolling interests	9	(15)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,171	922
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	(5)	(5)
Pension plan contributions	(3)	(5)
Depreciation and amortization	335	347
Deferred tax expense	16	130
Net securities losses (gains)	49	(10)
Change in trading assets and liabilities	(2,214)	(751)
Change in accruals and other, net (a)	(201)	(1,852)
Net cash (used for) operating activities (a)	(852)	(1,224)
Investing activities
Change in interest-bearing deposits with banks (a)	(3,700)	261
Change in interest-bearing deposits with the Federal Reserve and other central banks	1,489	(6,569)
Purchases of securities held-to-maturity	(1,688)	(2,896)
Paydowns of securities held-to-maturity	1,011	1,067
Maturities of securities held-to-maturity	3,468	2,469
Purchases of securities available-for-sale	(8,757)	(5,510)
Sales of securities available-for-sale	4,050	924
Paydowns of securities available-for-sale	1,735	2,023
Maturities of securities available-for-sale	1,436	1,462
Net change in loans	752	3,618
Sales of loans and other real estate	1	72
Change in federal funds sold and securities purchased under resale agreements (a)	(649)	26
Net change in seed capital investments	12	72
Purchases of premises and equipment/capitalized software	(173)	(286)
Dispositions, net of cash	84	—
Other, net (a)	(501)	490
Net cash (used for) investing activities (a)	(1,430)	(2,777)
Financing activities
Change in deposits	(4,283)	(1,201)
Change in federal funds purchased and securities sold under repurchase agreements	6,437	1,160
Change in payables to customers and broker-dealers	(12)	311
Change in other borrowed funds	(1,524)	233
Change in commercial paper	861	2,543
Net proceeds from the issuance of long-term debt	1,745	2,243
Repayments of long-term debt	(1,400)	(296)
Proceeds from the exercise of stock options	56	145
Issuance of common stock	12	7
Treasury stock acquired	(644)	(879)
Common cash dividends paid	(246)	(201)
Preferred cash dividends paid	(36)	(42)
Other, net	5	9
Net cash provided by financing activities	971	4,032
Effect of exchange rate changes on cash	50	36
Change in cash and due from banks and restricted cash (a)
Change in cash and due from banks and restricted cash	(1,261)	67
Cash and due from banks and restricted cash at beginning of period	7,133	8,204
Cash and due from banks and restricted cash at end of period	$5,872	$8,271
Cash and due from banks and restricted cash: (a)
Cash and due from banks at end of period (unrestricted cash)	$4,636	$5,366
Restricted cash at end of period	1,236	2,905
Cash and due from banks and restricted cash at end of period	$5,872	$8,271
Supplemental disclosures
Interest paid	$483	$211
Income taxes paid	114	100
Income taxes refunded	56	1

(a)	Reflects the impact of adopting new accounting guidance included in ASU 2016-15 and ASU 2016-18. Prior periods have been restated. See Note 2 for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2017	$3,542	$14	$26,665	$25,635	$(2,357)	$(12,248)	$316	$41,567	(a)	$179
Adjustment for the cumulative effect of applying ASU 2014-09 for contract revenue	—	—	—	(55)	—	—	—	(55)		—
Adjustment for the cumulative effect of applying ASU 2017-12 for derivatives and hedging	—	—	—	27	(2)	—	—	25		—
Adjusted balance at Jan. 1, 2018	3,542	14	26,665	25,607	(2,359)	(12,248)	316	41,537		179
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(32)
Other net changes in noncontrolling interests	—	—	(11)	—	—	—	(93)	(104)		13
Net income (loss)	—	—	—	1,171	—	—	(11)	1,160		2
Other comprehensive income	—	—	—	—	16	—	—	16		5
Dividends:
Common stock at $0.24 per share	—	—	—	(246)	—	—	—	(246)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(644)	—	(644)		—
Common stock issued under:
Employee benefit plans	—	—	10	—	—	—	—	10		—
Direct stock purchase and dividend reinvestment plan	—	—	9	—	—	—	—	9		—
Stock awards and options exercised	—	—	238	—	—	—	—	238		—
Balance at March 31, 2018	$3,542	$14	$26,911	$26,496	$(2,343)	$(12,892)	$212	$41,940	(a)	$184

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,709 million at Dec. 31, 2017 and $38,186 million at March 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

50 BNY Mellon

Notes to Consolidated Financial Statements

Note 1–Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2017. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to estimates are items such as allowance for loan losses and lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment, goodwill and other intangibles and pension accounting. Among other effects, such changes in estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as changes in pension and post-retirement expense.

Note 2–Accounting changes and new accounting guidance

The following accounting changes and new accounting guidance were adopted in the first quarter of 2018.

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

The most significant impact of the new guidance to the Company relates to the new accounting alternatives for fair value hedges of interest rate risk, specifically, the ability to hedge only the benchmark component of the contractual cash flows and partial-term hedging. The guidance also changed presentation and disclosure requirements and made changes to how the shortcut method is applied, which may result in the Company using that method going forward for certain hedging relationships.

BNY Mellon elected to early adopt this ASU on Jan. 31, 2018, which is the “as of” date for which the Company was permitted to make certain elections and the measurement date for recording the adoption impact for certain hedge modifications. As part of the adoption, we elected to reclassify approximately $1.1 billion of debt securities from held-to-maturity to available-for-sale which resulted in a decrease of $47 million pre-tax to accumulated other comprehensive income. The Company also elected to modify certain hedge relationships as of the adoption date primarily to utilize the benchmark component method of measuring hedge effectiveness, as such method is deemed to more closely match risk management objectives with accounting results. The Company recognized a $27 million after-tax increase in retained earnings as of Jan. 1, 2018 associated with the adoption impact of these hedge modifications.

BNY Mellon 51

Notes to Consolidated Financial Statements (continued)

ASU 2017-07, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued an ASU, Compensation-Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the disaggregation of the service cost component from the other components of the net benefit cost in the income statement. The ASU also permits only the service cost component of net benefit cost to be eligible for capitalization. BNY Mellon adopted this ASU in the first quarter of 2018, and applied the guidance retrospectively for the presentation of the service cost component and the other components in the income statement, and prospectively for the capitalization of the service cost component in assets. The adoption of this standard increased staff expense and decreased other expense by $14 million for the fourth quarter of 2017 and $16 million for the first quarter of 2017.

ASU 2016-18, Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued an ASU, Statement of Cash Flows – Restricted Cash. This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Restricted cash consists of excess client funds held by our broker-dealer business and totaled $1.2 billion at March 31, 2018 and $2.9 billion at March 31, 2017. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet and with cash and due from banks when reconciling the beginning and end-of-period balances on the consolidated cash flow statement.

We adopted the guidance in this ASU retrospectively. As a result, the change in interest-bearing deposits with banks, which is included in investing activities on the consolidated statement of cash flows, was restated to reflect the decrease in restricted cash of $477 million for the three months ended March 31, 2017. The change in restricted cash was a $515 million decrease for the three months ended March 31, 2018.

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an ASU, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow presentation issues. The most significant impact for BNY Mellon relates to distributions received from equity method investees. For equity method investments, BNY Mellon elected to report distributions received from equity method investees using the cumulative earnings approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities on the consolidated cash flows statement. To the extent the returns on investment exceeded the cumulative equity in earnings recognized; the excess would be considered a return of investment and classified as cash inflows from investing activities on the consolidated cash flows statement. We adopted the guidance in this ASU retrospectively. As a result, the change in accruals and other, net which is included in operating activities on the consolidated cash flows statement, was restated to reflect distributions received of $9 million for the three months ended March 31, 2017. These distributions were previously included in other, net in investing activities on the consolidated cash flows statement. Distributions received for the three months ended March 31, 2018 were $9 million. The remaining seven specific cash flow presentation issues do not materially impact BNY Mellon.

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU, as amended, provides guidance on the recognition of revenue related to the transfer of promised goods or services to customers and guidance on accounting for certain contract costs. The standard provides a single revenue model to be applied by reporting companies under U.S. GAAP and supersedes most existing revenue recognition guidance.

The Company adopted the guidance on Jan. 1, 2018 using the cumulative effect transition method applied to contracts not completed as of Dec. 31, 2017, which resulted in a $55 million after-tax reduction to retained earnings. The comparative financial

52 BNY Mellon

Notes to Consolidated Financial Statements (continued)

information for 2017 has not been restated and continues to be reported under the accounting standards in effect for that period.

Although the impact of the adoption of this ASU was not material, the most significant changes and quantitative impact of the changes are disclosed below.

Payments to customers

The timing of recognizing the reduction in revenue for certain payments made to depositary receipts customers has changed. Prior to adoption, annual payments to customers were capitalized and amortized as contra revenue over the remaining contract period, subject to impairment reviews.

Under the new guidance, annual payments are recorded as a reduction in revenue in proportion to the expected annual revenue generated from the related customer contract.

Costs to obtain a customer contract

Prior to adoption, costs to obtain a customer contract, primarily sales incentives, were expensed as incurred. Under the new guidance, an asset is recognized for the incremental sales incentives that are considered costs of obtaining a contract with a customer, if those costs are expected to be recovered.

The table below presents the cumulative effect of the adoption of the new guidance on the consolidated balance sheet as of Dec. 31, 2017.

Impact to the consolidated balance sheet
	Dec. 31, 2017	Impact of adoption	Jan. 1, 2018
(in millions)
Assets
Other assets	$23,029	$(9)	$23,020

Liabilities
Accrued tax and other expenses	$6,225	$(18)	$6,207
Other liabilities	6,050	64	6,114

Equity
Retained earnings	$25,635	$(55)	$25,580

The impact of the new guidance on the consolidated income statement for the first quarter of 2018 and consolidated balance sheet as of March 31, 2018 was de minimis. See Note 8 for additional revenue and contract costs disclosures.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes in the fair value recognized through net income, unless one of two available exceptions apply. The first exception, a scope exception, allows Federal Reserve Bank stock, FHLB stock and exchange memberships to remain accounted for at cost, less impairment. The second practicability exception is an election available for equity investments that do not have readily determinable fair values. For certain investments where the Company has chosen the practicability exception, such investments are accounted for at cost adjusted for impairment, if any, plus or minus observable price changes.

The Company adopted this guidance in the first quarter of 2018 using the cumulative effect method of adoption, with a de minimis impact to retained earnings. As part of the adoption, we reclassified money market fund investments of approximately $1 billion to trading assets, primarily from available-for-sale securities.

As of March 31, 2018, we have $47 million of non-readily marketable equity securities, where we are utilizing the practicability exception, and carrying such investments at cost, plus or minus observed changes in fair value. The upward adjustments recognized on these equity securities were $20 million in the first quarter of 2018 resulting from activity that resulted in observable price changes.

We also have equity securities carried at fair value at March 31, 2018. The net gain recognized in the first quarter of 2018 was $2 million, comprised of $9 million of realized gains on equity securities sold in the first quarter of 2018 and $7 million on unrealized losses recognized on equity securities held at March 31, 2018.

BNY Mellon 53

Notes to Consolidated Financial Statements (continued)

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter of 2018.

At March 31, 2018, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $0 million to $16 million over the next twelve months, but could be higher as certain of the arrangements do not contain a contractual maximum. The disposition described below did not have a material impact on BNY Mellon’s results of operations.

Disposition in 2018

On Jan 2, 2018, BNY Mellon completed the sale of CenterSquare, one of our Investment Management boutiques, and recorded a small gain on this transaction. CenterSquare had approximately $10 billion in AUM in U.S. and global real estate and infrastructure investments. In addition, goodwill of $52 million was removed from the balance sheet as a result of this sale.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2018 and Dec. 31, 2017, respectively.

Securities at March 31, 2018		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$17,108	$120	$274	$16,954
U.S. government agencies	1,179	—	25	1,154
State and political subdivisions	2,739	22	35	2,726
Agency RMBS	24,351	95	410	24,036
Non-agency RMBS (a)	1,175	303	2	1,476
Other RMBS	149	3	6	146
Commercial MBS	1,391	2	20	1,373
Agency commercial MBS	9,659	14	161	9,512
CLOs	3,121	10	2	3,129
Other asset-backed securities	277	1	—	278
Foreign covered bonds	2,722	15	18	2,719
Corporate bonds	1,236	11	25	1,222
Sovereign debt/sovereign guaranteed	13,100	164	30	13,234
Other debt securities	3,890	5	24	3,871
Total securities available-for-sale (b)	$82,097	$765	$1,032	$81,830
Held-to-maturity:
U.S. Treasury	$6,598	$3	$102	$6,499
U.S. government agencies	1,503	—	17	1,486
State and political subdivisions	17	—	1	16
Agency RMBS	25,762	10	715	25,057
Non-agency RMBS	54	4	—	58
Other RMBS	65	2	—	67
Commercial MBS	5	—	—	5
Agency commercial MBS	1,327	—	34	1,293
Foreign covered bonds	86	1	—	87
Sovereign debt/sovereign guaranteed	1,513	25	—	1,538
Other debt securities	29	—	—	29
Total securities held-to-maturity	$36,959	$45	$869	$36,135
Total securities	$119,056	$810	$1,901	$117,965

(a)	Includes $1,019 million that were included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $47 million and gross unrealized losses of $107 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2017		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$15,159	$264	$160	$15,263
U.S. government agencies	917	1	10	908
State and political subdivisions	2,949	31	23	2,957
Agency RMBS	24,002	108	291	23,819
Non-agency RMBS (a)	1,265	317	4	1,578
Other RMBS	152	3	6	149
Commercial MBS	1,360	6	6	1,360
Agency commercial MBS	8,793	36	67	8,762
CLOs	2,898	12	1	2,909
Other asset-backed securities	1,040	3	—	1,043
Foreign covered bonds	2,520	18	9	2,529
Corporate bonds	1,249	17	11	1,255
Sovereign debt/sovereign guaranteed	12,405	175	23	12,557
Other debt securities	3,494	9	12	3,491
Money market funds	963	—	—	963
Total securities available-for-sale (b)	$79,166	$1,000	$623	$79,543
Held-to-maturity:
U.S. Treasury	$9,792	$6	$56	$9,742
U.S. government agencies	1,653	—	12	1,641
State and political subdivisions	17	—	1	16
Agency RMBS	26,208	51	332	25,927
Non-agency RMBS	57	5	—	62
Other RMBS	65	—	1	64
Commercial MBS	6	—	—	6
Agency commercial MBS	1,324	2	9	1,317
Foreign covered bonds	84	2	—	86
Sovereign debt/sovereign guaranteed	1,593	30	—	1,623
Other debt securities	28	—	—	28
Total securities held-to-maturity	$40,827	$96	$411	$40,512
Total securities	$119,993	$1,096	$1,034	$120,055

(a)	Includes $1,091 million that were included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $50 million and gross unrealized losses of $144 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities (losses) gains
(in millions)	1Q18	4Q17	1Q17
Realized gross gains	$2	$13	$11
Realized gross losses	(51)	(38)	—
Recognized gross impairments	—	(1)	(1)
Total net securities (losses) gains	$(49)	$(26)	$10

In the first quarter of 2018, we adopted the new accounting guidance included in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. As a result, money market fund investments were reclassified to trading assets, primarily from available-for-sale securities.

In the first quarter of 2018, certain debt securities with an aggregate amortized cost of $1,117 million and fair value of $1,070 million were transferred from held-to-maturity securities to available-for-sale securities as part of the adoption of ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.

Temporarily impaired securities

At March 31, 2018, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $107 million of the unrealized losses at March 31, 2018 and $144 million at Dec. 31, 2017 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more at March 31, 2018 and Dec. 31, 2017, respectively.

Temporarily impaired securities at March 31, 2018	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Available-for-sale:
U.S. Treasury	$9,344	$149	$2,686	$125	$12,030	$274
U.S. government agencies	924	20	120	5	1,044	25
State and political subdivisions	740	7	475	28	1,215	35
Agency RMBS	10,067	175	5,470	235	15,537	410
Non-agency RMBS (a)	20	—	134	2	154	2
Other RMBS	71	3	37	3	108	6
Commercial MBS	655	15	120	5	775	20
Agency commercial MBS	5,107	105	1,269	56	6,376	161
CLOs	375	2	45	—	420	2
Foreign covered bonds	1,261	15	136	3	1,397	18
Corporate bonds	753	23	49	2	802	25
Sovereign debt/sovereign guaranteed	2,322	22	403	8	2,725	30
Other debt securities	2,051	18	259	6	2,310	24
Total securities available-for-sale (b)	$33,690	$554	$11,203	$478	$44,893	$1,032
Held-to-maturity:
U.S. Treasury	$3,629	$66	$2,587	$36	$6,216	$102
U.S. government agencies	556	9	930	8	1,486	17
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	15,166	352	9,201	363	24,367	715
Agency commercial MBS	1,206	30	58	4	1,264	34
Total securities held-to-maturity	$20,557	$457	$12,780	$412	$33,337	$869
Total temporarily impaired securities	$54,247	$1,011	$23,983	$890	$78,230	$1,901

(a)
Includes $11 million with an unrealized loss of less than $1 million for less than 12 months and $9 million with an unrealized loss for 12 months or more of less than $1 million that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses for 12 months or more of $107 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

56 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2017	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$7,429	$131	$2,175	$29	$9,604	$160
U.S. government agencies	588	6	160	4	748	10
State and political subdivisions	732	3	518	20	1,250	23
Agency RMBS	8,567	66	5,834	225	14,401	291
Non-agency RMBS (a)	20	—	149	4	169	4
Other RMBS	71	4	45	2	116	6
Commercial MBS	476	3	122	3	598	6
Agency commercial MBS	3,077	28	1,332	39	4,409	67
CLOs	260	1	—	—	260	1
Foreign covered bonds	953	7	116	2	1,069	9
Corporate bonds	274	2	288	9	562	11
Sovereign debt/sovereign guaranteed	1,880	12	559	11	2,439	23
Other debt securities	1,855	7	368	5	2,223	12
Total securities available-for-sale (b)	$26,182	$270	$11,666	$353	$37,848	$623
Held-to-maturity:
U.S. Treasury	$6,389	$41	$2,909	$15	$9,298	$56
U.S. government agencies	791	4	850	8	1,641	12
State and political subdivisions	—	—	4	1	4	1
Agency RMBS	9,458	81	12,305	251	21,763	332
Other RMBS	—	—	50	1	50	1
Agency commercial MBS	737	7	60	2	797	9
Total securities held-to-maturity	$17,375	$133	$16,178	$278	$33,553	$411
Total temporarily impaired securities	$43,557	$403	$27,844	$631	$71,401	$1,034

(a)
Includes $7 million with an unrealized loss of less than $1 million for less than 12 months and $12 million with an unrealized loss of $1 million for 12 months or more that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses for 12 months or more of $144 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio.

Maturity distribution and yield on investment securities at March 31, 2018	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$5,093	1.67%	$16	2.16%	$380	2.04%	$5,103	1.12%	$—	—%	$10,592
Over 1 through 5 years	5,851	1.89	389	2.09	1,445	2.88	13,118	1.05	—	—	20,803
Over 5 through 10 years	2,606	2.07	749	2.59	709	2.69	2,616	0.80	—	—	6,680
Over 10 years	3,404	3.11	—	—	192	2.67	209	1.66	—	—	3,805
Mortgage-backed securities	—	—	—	—	—	—	—	—	36,543	3.00	36,543
Asset-backed securities	—	—	—	—	—	—	—	—	3,407	2.75	3,407
Total	$16,954	2.10%	$1,154	2.41%	$2,726	2.70%	$21,046	1.04%	$39,950	2.98%	$81,830
Securities held-to-maturity:
One year or less	$1,971	1.10%	$506	1.13%	$—	—%	$607	0.62%	$—	—%	$3,084
Over 1 through 5 years	3,918	1.78	997	1.67	2	5.68	469	0.46	—	—	5,386
Over 5 through 10 years	709	1.79	—	—	1	5.71	552	0.85	—	—	1,262
Over 10 years	—	—	—	—	14	4.76	—	—	—	—	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,213	2.82	27,213
Total	$6,598	1.57%	$1,503	1.48%	$17	4.94%	$1,628	0.65%	$27,213	2.82%	$36,959

(a)	Yields are based upon the amortized cost of securities.

BNY Mellon 57

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2018 and Dec. 31, 2017. See Note 15 for carrying values of these securities.

Projected weighted-average default rates and loss severities
	March 31, 2018		Dec. 31, 2017
	Default rate	Severity	Default rate	Severity
Alt-A	22%	52%	22%	53%
Subprime	38%	66%	38%	66%
Prime	13%	39%	13%	39%

The following table presents pre-tax net securities (losses) gains by type.

Net securities (losses) gains
(in millions)	1Q18	4Q17	1Q17
Agency RMBS	$(42)	$(17)	$1
U.S. Treasury	(4)	(16)	—
Non-agency RMBS	—	6	(1)
Other	(3)	1	10
Total net securities (losses) gains	$(49)	$(26)	$10

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

Debt securities credit loss roll forward
(in millions)	1Q18	1Q17
Beginning balance as of Jan. 1	$84	$88
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	1
Less: Realized losses for securities sold	4	—
Ending balance as of March 31	$80	$89

Pledged assets

At March 31, 2018, BNY Mellon had pledged assets of $111 billion, including $92 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $5 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2018 included $93 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At Dec. 31, 2017, BNY Mellon had pledged assets of $111 billion, including $92 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $5 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2017 included $96 billion of securities, $13 billion of loans and $2 billion of trading assets.

At March 31, 2018 and Dec. 31, 2017, pledged assets included $10 billion and $10 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At March 31, 2018 and Dec. 31, 2017, the market value of the securities received that can be sold or repledged was $78 billion and $86 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2018 and Dec. 31, 2017, the market value of securities collateral sold or repledged was $43 billion and $49 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2018 and Dec. 31, 2017, cash segregated under federal and other regulations or requirements was $1 billion and $2 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $1 billion at March 31, 2018 and $1 billion at Dec. 31, 2017. Restricted securities were sourced from securities purchased under resale agreements at March 31, 2018 and Dec. 31, 2017 and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2018 and Dec. 31, 2017.

Loans	March 31, 2018	Dec. 31, 2017
(in millions)
Domestic:
Commercial	$2,284	$2,744
Commercial real estate	4,888	4,900
Financial institutions	5,782	5,568
Lease financings	749	772
Wealth management loans and mortgages	16,288	16,420
Other residential mortgages	680	708
Overdrafts	785	963
Other	1,089	1,131
Margin loans	14,993	15,689
Total domestic	47,538	48,895
Foreign:
Commercial	325	167
Commercial real estate	5	—
Financial institutions	7,011	7,483
Lease financings	533	527
Wealth management loans and mortgages	113	108
Other (primarily overdrafts)	5,138	4,264
Margin loans	146	96
Total foreign	13,271	12,645
Total loans (a)	$60,809	$61,540

(a)	Net of unearned income of $382 million at March 31, 2018 and $394 million at Dec. 31, 2017 primarily related to domestic and foreign lease financings.

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

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows.

Allowance for credit losses activity for the quarter ended March 31, 2018					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$77	$76	$23	$8	$22	$20	$—		$35	$261
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	—	—		—	—
Net recoveries	—	—	—	—	—	—	—		—	—
Provision	(2)	(1)	(1)	(1)	1	(1)	—		—	(5)
Ending balance	$75	$75	$22	$7	$23	$19	$—		$35	$256
Allowance for:
Loan losses	$23	$58	$8	$7	$19	$19	$—		$22	$156
Lending-related commitments	52	17	14	—	4	—	—		13	100
Individually evaluated for impairment:
Loan balance	$—	$—	$1	$—	$4	$—	$—		$—	$5
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$2,284	$4,888	$5,781	$749	$16,284	$680	$16,867	(a)	$13,271	$60,804
Allowance for loan losses	23	58	8	7	18	19	—		22	155

(a)	Includes $785 million of domestic overdrafts, $14,993 million of margin loans and $1,089 million of other loans at March 31, 2018.

Allowance for credit losses activity for the quarter ended Dec. 31, 2017					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$81	$75	$23	$9	$21	$21	$—		$35	$265
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	2	—		—	2
Net recoveries	—	—	—	—	—	2	—		—	2
Provision	(4)	1	—	(1)	1	(3)	—		—	(6)
Ending balance	$77	$76	$23	$8	$22	$20	$—		$35	$261
Allowance for:
Loan losses	$24	$58	$7	$8	$18	$20	$—		$24	$159
Lending-related commitments	53	18	16	—	4	—	—		11	102
Individually evaluated for impairment:
Loan balance	$—	$—	$1	$—	$5	$—	$—		$—	$6
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$2,744	$4,900	$5,567	$772	$16,415	$708	$17,783	(a)	$12,645	$61,534
Allowance for loan losses	24	58	7	8	17	20	—		24	158

(a)	Includes $963 million of domestic overdrafts, $15,689 million of margin loans and $1,131 million of other loans at Dec. 31, 2017.

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2017					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$73	$26	$13	$23	$28	$—		$36	$281
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	—	—	—	—	—	—	—		—	—
Provision	—	—	(3)	(3)	3	(3)	—		1	(5)
Ending balance	$82	$73	$23	$10	$26	$25	$—		$37	$276
Allowance for:
Loan losses	$24	$54	$5	$10	$22	$25	$—		$24	$164
Lending-related commitments	58	19	18	—	4	—	—		13	112
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$5	$—	$—		$—	$5
Allowance for loan losses	—	—	—	—	3	—	—		—	3
Collectively evaluated for impairment:
Loan balance	$2,543	$4,698	$5,387	$846	$15,904	$817	$17,873	(a)	$12,795	$60,863
Allowance for loan losses	24	54	5	10	19	25	—		24	161

(a)	Includes $673 million of domestic overdrafts, $16,081 million of margin loans and $1,119 million of other loans at March 31, 2017.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2018	Dec. 31, 2017

Nonperforming loans:
Other residential mortgages	$74	$78
Wealth management loans and mortgages	7	7
Commercial real estate	—	1
Total nonperforming loans	81	86
Other assets owned	4	4
Total nonperforming assets	$85	$90

At March 31, 2018, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Interest income would have increased by $1 million in the first quarter of 2018, fourth quarter of 2017 and first quarter of 2017, if nonperforming loans at period-end had been performing for the entire respective quarter.

Impaired loans

We use the discounted cash flow method as the primary method for valuing impaired loans. The average recorded investment and unpaid principal balance of impaired loans were less than $10 million for the first quarter of 2018, the fourth quarter of 2017 and the first quarter of 2017. The impaired loans had a related allowance of $1 million at both March 31, 2018 and Dec. 31, 2017.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2018				Dec. 31, 2017
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Commercial real estate	$62	$—	$—	$62	$44	$—	$—	$44
Wealth management loans and mortgages	36	1	—	37	39	5	—	44
Other residential mortgages	13	5	5	23	18	5	5	28
Financial institutions	—	—	—	—	1	—	—	1
Total past due loans	$111	$6	$5	$122	$102	$10	$5	$117

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Troubled debt restructurings (“TDRs”)

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. We modified loans of $1 million in the first quarter of 2018, $2 million in the fourth quarter of 2017 and $6 million in the first quarter of 2017, primarily other residential mortgages.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The following tables present information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017
(in millions)
Investment grade	$2,427	$2,685	$4,203	$4,277	$9,716	$10,021
Non-investment grade	182	226	690	623	3,077	3,030
Total	$2,609	$2,911	$4,893	$4,900	$12,793	$13,051

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2018	Dec. 31, 2017
Wealth management loans:
Investment grade	$6,933	$7,042
Non-investment grade	117	185
Wealth management mortgages	9,351	9,301
Total	$16,401	$16,528

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2018.

At March 31, 2018, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 18%; Massachusetts - 11%; Florida - 8%; and other - 39%.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $680 million at March 31, 2018 and $708 million at Dec. 31, 2017. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2018 are $160 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2018, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination, and 12% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5.8 billion at March 31, 2018 and $5.1 billion at Dec. 31, 2017. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $15.1 billion of secured margin loans on our balance sheet at March 31, 2018 compared with $15.8 billion at Dec. 31, 2017. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$8,389	$9,128	$47	$17,564
Disposition	—	(52)	—	(52)
Foreign currency translation	31	53	—	84
Balance at March 31, 2018	$8,420	$9,129	$47	$17,596

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2016	$8,269	$9,000	$47	$17,316
Foreign currency translation	18	21	—	39
Balance at March 31, 2017	$8,287	$9,021	$47	$17,355

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$888	$1,674	$849	$3,411
Amortization	(36)	(13)	—	(49)
Foreign currency translation	—	8	—	8
Balance at March 31, 2018	$852	$1,669	$849	$3,370

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2016	$1,032	$1,717	$849	$3,598
Amortization	(37)	(15)	—	(52)
Foreign currency translation	—	3	—	3
Balance at March 31, 2017	$995	$1,705	$849	$3,549

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2018				Dec. 31, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$2,263	$(1,781)	$482	10 years	$2,260	$(1,744)	$516
Customer relationships—Investment Management	1,274	(1,038)	236	11 years	1,262	(1,015)	247
Other	41	(24)	17	4 years	42	(23)	19
Total subject to amortization	3,578	(2,843)	735	10 years	3,564	(2,782)	782
Not subject to amortization: (b)
Tradenames	1,335	N/A	1,335	N/A	1,334	N/A	1,334
Customer relationships	1,300	N/A	1,300	N/A	1,295	N/A	1,295
Total not subject to amortization	2,635	N/A	2,635	N/A	2,629	N/A	2,629
Total intangible assets	$6,213	$(2,843)	$3,370	N/A	$6,193	$(2,782)	$3,411

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2018	$181
2019	116
2020	102
2021	79
2022	60

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2018	Dec. 31, 2017
(in millions)
Corporate/bank-owned life insurance	$4,866	$4,857
Accounts receivable	3,454	4,590
Fails to deliver	2,761	2,817
Software	1,515	1,499
Prepaid pension assets	1,471	1,416
Income taxes receivable	1,397	1,533
Renewable energy investments	1,354	1,368
Equity in a joint venture and other investments	1,080	1,083
Qualified affordable housing project investments	980	1,014
Federal Reserve Bank stock	477	477
Prepaid expense	472	395
Seed capital	301	288
Fair value of hedging derivatives	56	323
Other (a)	1,454	1,369
Total other assets	$21,638	$23,029

(a)	At March 31, 2018 and Dec. 31, 2017, other assets include $36 million and $82 million, respectively, of Federal Home Loan Bank stock, at cost.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $980 million at March 31, 2018 and $1.0 billion at Dec. 31, 2017. Commitments to fund future investments in qualified affordable housing projects totaled $455 million at March 31, 2018 and $486 million at Dec. 31, 2017 and is recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2018 – $169 million; 2019 – $119 million; 2020 – $107 million; 2021 – $42 million; 2022 – $1 million; and 2023 and thereafter – $17 million.

Tax credits and other tax benefits recognized were $40 million in the first quarter of 2018, $41 million in the fourth quarter of 2017 and $38 million in the first quarter of 2017.

Amortization expense included in the provision for income taxes was $33 million in the first quarter of 2018, $69 million in the fourth quarter of 2017 and $27 million in the first quarter of 2017.

Investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and multi-asset and alternative investment funds for institutions and other investors. As part of that activity, we make seed capital investments in certain funds. We also hold private equity investments, specifically in small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of these investments was estimated using the net asset value (“NAV”) per share for BNY Mellon’s ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Other assets valued using NAV
	March 31, 2018				Dec. 31, 2017
(dollars in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital	$42	$—	Daily-quarterly	1-90 days	$40	$1	Daily-quarterly	1-90 days
Private equity investments (SBICs) (a)	59	39	N/A	N/A	55	42	N/A	N/A
Other (b)	59	—	Daily-quarterly	1-95 days	59	—	Daily-quarterly	1-95 days
Total	$160	$39			$154	$43

(a)
Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

(b)	Primarily relates to investments in funds that relate to deferred compensation arrangements with employees.
N/A - Not applicable.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Note 8–Contract revenue

Significant accounting policy

Revenue is based on terms specified in a contract with a customer, and excludes any amounts collected on behalf of third parties. Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a good or service to a customer. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that reflects the transfer of goods and services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time the customer obtains control of the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for the promised goods and services. Taxes assessed by a governmental authority, that are both imposed on, and concurrent with, a specific revenue-producing transaction, are collected from a customer and are excluded from revenue.

Nature of services and revenue recognition

Fee revenue in Investment Services and Investment Management is primarily variable, based on levels of AUC/A, AUM and the level of client-driven transactions, as specified in fee schedules.

Investment Services fees are based primarily on the market value of AUC/A; client accounts, balances and the volume of transactions; securities lending volume and spreads; and fees for other services. Certain fees based on the market value of assets are calculated in arrears on a monthly or quarterly basis.

Substantially all services within the Investment Services business are provided over time. Revenue on these services is recognized using the time elapsed method, equal to the expected invoice amount, which typically represents the value provided to the customer for our performance completed to date.

Trade execution and clearing services are delivered at a point-in-time, based on customer actions. Revenue for trade execution and clearing services is recognized on trade date, which is consistent with the time that the service was provided. Customers are generally billed for services on a monthly or quarterly basis.

Investment management fees are dependent on the overall level and mix of AUM. The management fees, expressed in basis points, are charged for managing those assets. Management fees are typically subject to fee schedules based on the overall level of assets managed and products in which those assets are invested.

Investment management fee revenue also includes transactional- and account-based fees. These fees along with distribution and servicing fees are recognized when the services have been complete. Clients are generally billed for services performed on a monthly or quarterly basis.

Performance fees are generally calculated as a percentage of the applicable portfolio’s performance in excess of a benchmark index or a peer group’s performance. Performance fees are recognized at the end of the measurement period when they are determinable.

See Note 19 for additional information on our two principal businesses, Investment Services and Investment Management and the primary services provided.

Disaggregation of contract revenue

Contract revenue is included in fee revenue on the consolidated income statement. The following table presents fee revenue related to contracts with customers, disaggregated by type, for each business segment.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment (a)
	Quarter ended March 31, 2018
(in millions)	Investment Services	Investment Management	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing	$1,117	$25	$—	$1,142
Clearing services	413	—	1	414
Issuer services	260	—	—	260
Treasury services	138	—	—	138
Total investment services fees	1,928	25	1	1,954
Investment management and performance fees	14	942	—	956
Financing-related fees	17	—	—	17
Distribution and servicing	(14)	50	—	36
Investment and other income	69	(51)	—	18
Total fee revenue - contract revenue	2,014	966	1	2,981
Fee and other revenue - not in scope of ASC 606 (b)	236	46	7	289
Total fee and other revenue	$2,250	$1,012	$8	$3,270

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)
Primarily includes foreign exchange and other trading revenue, financing-related fees, investment and other income and net securities gains, all of which are accounted for using other accounting guidance.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.9 billion at Jan. 1, 2018 and $2.9 billion at March 31, 2018. An allowance is maintained for accounts receivables which is generally based on the number of days outstanding. Adjustments to the allowance are recorded in other expense in the consolidated income statement. A provision of $2 million was recorded in the first quarter of 2018.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $30 million at Jan. 1, 2018 and $45 million at March 31, 2018. Accrued revenues recorded as contract assets are usually billed on an annual basis. There were no impairments recorded on contract assets in the first quarter of 2018.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $167 million at Jan. 1, 2018 and $190 million at March 31, 2018. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2018 relating to contract liabilities as of Jan. 1, 2018 was $43 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts subject to the scope of Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $109 million at March 31, 2018. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense, totaled $5 million in the first quarter of 2018.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $15 million at March 31, 2018. These capitalized costs are amortized on a straight line basis over the expected contract period which generally range from seven to nine years. The amortization is included in other expense and totaled $1 million in the first quarter of 2018.

There was no impairment recorded on capitalized contract costs in the first quarter of 2018.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to a practical expedient election under ASC 606, Revenue
BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

From Contracts With Customers. The practical expedient election applies to (i) contracts with an original expected length of one year or less, and (ii)

contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in millions)
Interest revenue
Non-margin loans	$305	$277	$245
Margin loans	115	94	75
Securities:
Taxable	581	530	461
Exempt from federal income taxes	15	15	17
Total securities	596	545	478
Deposits with banks	42	37	22
Deposits with the Federal Reserve and other central banks	126	102	57
Federal funds sold and securities purchased under resale agreements	170	151	67
Trading assets	27	13	16
Total interest revenue	1,381	1,219	960
Interest expense
Deposits	117	64	9
Federal funds purchased and securities sold under repurchase agreements	107	93	24
Trading liabilities	9	1	2
Other borrowed funds	9	13	2
Commercial paper	12	11	5
Customer payables	31	22	7
Long-term debt	177	164	119
Total interest expense	462	368	168
Net interest revenue	919	851	792
Provision for credit losses	(5)	(6)	(5)
Net interest revenue after provision for credit losses	$924	$857	$797

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are as follows. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2018			March 31, 2017
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$7	$—	$—	$7	$—
Interest cost	43	8	2	45	8	2
Expected return on assets	(85)	(15)	(2)	(81)	(12)	(2)
Other	17	6	(1)	17	9	(1)
Net periodic benefit (credit) cost	$(25)	$6	$(1)	$(19)	$12	$(1)

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $282 million (19.5% effective tax rate) in the first quarter of 2018 and $269 million (22.3% effective tax rate) in the first quarter of 2017. The income tax benefit of $453 million in the fourth quarter of 2017 included an estimated tax benefit of $710 million related to U.S. tax legislation. There were no adjustments to this estimated tax benefit recorded in the first quarter of 2018.

Our total tax reserves as of March 31, 2018 were $130 million compared with $128 million at Dec. 31, 2017. If these tax reserves were unnecessary, $130 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2018 is accrued interest, where applicable, of $18 million. The additional tax expense related to interest for the three months ended March 31, 2018 was $1 million, compared with $2 million for the three months ended March 31, 2017.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $38 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2013. Our New York State, New York City and UK income tax returns are closed to examination through 2012.

Note 12–Variable interest entities and securitization

BNY Mellon has variable interests in VIEs, which include investments in retail, institutional and alternative investment funds, including CLO structures in which we provide asset management services, some of which are consolidated. The investment funds are offered to our retail and institutional clients to provide them with access to investment vehicles with specific investment objectives and strategies that address the client’s investment needs.

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

The VIEs previously discussed are included in the scope of ASU 2015-02 and are reviewed for consolidation based on the guidance in ASC 810, Consolidation. We reconsider and reassess whether or not we are the primary beneficiary of a VIE when governing documents or contractual arrangements are changed that would reallocate the obligation to absorb expected losses or receive expected residual returns between BNY Mellon and the other investors. This could occur when BNY Mellon disposes of its variable interests in the fund, when additional variable interests are issued to other investors or when we acquire additional variable interests in the VIE.

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2018 and Dec. 31, 2017. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Consolidated investments
	March 31, 2018				Dec. 31, 2017
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Securities - Available-for-sale	$—		$—	$—	$—		$400	$400
Trading assets	353		400	753	516		—	516
Other assets	253		—	253	215		—	215
Total assets	$606	(a)	$400	$1,006	$731	(b)	$400	$1,131
Other liabilities	$11		$363	$374	$2		$367	$369
Total liabilities	$11	(a)	$363	$374	$2	(b)	$367	$369
Nonredeemable noncontrolling interests	$212	(a)	$—	$212	$316	(b)	$—	$316

(a)	Includes voting model entities (“VMEs”) with assets of $55 million, liabilities of less than $1 million and nonredeemable noncontrolling interests of less than $1 million.

(b)	Includes VMEs with assets of $84 million, liabilities of $1 million and nonredeemable noncontrolling interests of $1 million.

BNY Mellon has not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2018 and Dec. 31, 2017, the following assets and liabilities related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements and primarily relate to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the table below relates solely to BNY Mellon’s investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs
	March 31, 2018			Dec. 31, 2017
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$231	$—	$231	$203	$—	$203
Other	2,538	455	2,993	2,592	486	3,078

(a)	Includes investments in the Company’s sponsored CLOs.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2018 and Dec. 31, 2017.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
	Per annum dividend rate	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

On March 20, 2018, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in March 2018 to holders of record as of the close of business on March 5, 2018:

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
For additional information on the preferred stock, see Note 13 of the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Terms of the Series A, Series C, Series D, Series E and Series F preferred stock are more fully described in each of their Certificates of Designations, each of which is filed as an Exhibit to this Form 10-Q.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2018			Dec. 31, 2017			March 31, 2017
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$201	$43	$244	$93	$19	$112	$96	$29	$125
Total foreign currency translation	201	43	244	93	19	112	96	29	125
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(342)	67	(275)	(120)	60	(60)	164	(70)	94
Reclassification adjustment (b)	49	(12)	37	26	(10)	16	(10)	4	(6)
Net unrealized (loss) gain on assets available-for-sale	(293)	55	(238)	(94)	50	(44)	154	(66)	88
Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	451	(111)	340	3	(1)	2
Foreign exchange adjustment	—	—	—	1	—	1	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	22	(5)	17	26	(7)	19	25	(7)	18
Total defined benefit plans	22	(5)	17	478	(118)	360	28	(8)	20
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	7	(1)	6	29	(8)	21	14	(5)	9
Reclassification of net loss (gain) to net income:
FX contracts - other revenue	(4)	1	(3)	(8)	4	(4)	—	—	—
FX contracts - salary expense	(6)	1	(5)	(25)	6	(19)	4	(1)	3
FX contracts - trading revenue	—	—	—	—	—	—	(3)	1	(2)
Total reclassifications to net income (b)	(10)	2	(8)	(33)	10	(23)	1	—	1
Net unrealized (loss) gain on cash flow hedges	(3)	1	(2)	(4)	2	(2)	15	(5)	10
Total other comprehensive (loss) income	$(73)	$94	$21	$473	$(47)	$426	$293	$(50)	$243

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.

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

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 15–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 18 of the Notes to Consolidated Financial Statements to our 2017 Annual Report for information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2018 and Dec. 31, 2017, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2018.

Assets measured at fair value on a recurring basis at March 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$16,954	$—	$—	$—	$16,954
U.S. government agencies	—	1,154	—	—	1,154
Sovereign debt/sovereign guaranteed	10,418	2,816	—	—	13,234
State and political subdivisions	—	2,726	—	—	2,726
Agency RMBS	—	24,036	—	—	24,036
Non-agency RMBS (b)	—	1,476	—	—	1,476
Other RMBS	—	146	—	—	146
Commercial MBS	—	1,373	—	—	1,373
Agency commercial MBS	—	9,512	—	—	9,512
CLOs	—	3,129	—	—	3,129
Other asset-backed securities	—	278	—	—	278
Corporate bonds	—	1,222	—	—	1,222
Other debt securities	—	3,871	—	—	3,871
Foreign covered bonds	—	2,719	—	—	2,719
Total available-for-sale securities	27,372	54,458	—	—	81,830
Trading assets:
Debt instruments (c)	2,663	1,599	—	—	4,262
Equity instruments	1,623	—	—	—	1,623
Derivative assets not designated as hedging:
Interest rate	17	3,921	—	(2,550)	1,388
Foreign exchange	—	4,391	—	(3,092)	1,299
Equity and other contracts	1	100	—	(77)	24
Total derivative assets not designated as hedging	18	8,412	—	(5,719)	2,711
Total trading assets	4,304	10,011	—	(5,719)	8,596
Other assets:
Derivative assets designated as hedging:
Interest rate	—	11	—	—	11
Foreign exchange	—	45	—	—	45
Total derivative assets designated as hedging	—	56	—	—	56
Other assets (d)	139	206	—	—	345
Other assets measured at NAV (d)					160
Total other assets	139	262	—	—	561
Subtotal assets of operations at fair value	31,815	64,731	—	(5,719)	90,987
Percentage of assets of operations prior to netting	33%	67%	—%
Assets of consolidated investment management funds	340	266	—	—	606
Total assets	$32,155	$64,997	$—	$(5,719)	$91,593
Percentage of total assets prior to netting	33%	67%	—%

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,155	$104	$—	$—	$1,259
Equity instruments	117	—	—	—	117
Derivative liabilities not designated as hedging:
Interest rate	12	3,393	—	(2,482)	923
Foreign exchange	—	4,168	—	(3,169)	999
Equity and other contracts	—	138	—	(71)	67
Total derivative liabilities not designated as hedging	12	7,699	—	(5,722)	1,989
Total trading liabilities	1,284	7,803	—	(5,722)	3,365
Long-term debt (c)	—	363	—	—	363
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	95	—	—	95
Foreign exchange	—	284	—	—	284
Total other liabilities – derivative liabilities designated as hedging	—	379	—	—	379
Subtotal liabilities of operations at fair value	1,284	8,545	—	(5,722)	4,107
Percentage of liabilities of operations prior to netting	13%	87%	—%
Liabilities of consolidated investment management funds	—	11	—	—	11
Total liabilities	$1,284	$8,556	$—	$(5,722)	$4,118
Percentage of total liabilities prior to netting	13%	87%	—%

(a)
ASC 815, Derivatives and Hedging, permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes $1,019 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity and other assets.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2017					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$15,263	$—	$—	$—	$15,263
U.S. government agencies	—	908	—	—	908
Sovereign debt/sovereign guaranteed	9,919	2,638	—	—	12,557
State and political subdivisions	—	2,957	—	—	2,957
Agency RMBS	—	23,819	—	—	23,819
Non-agency RMBS (b)	—	1,578	—	—	1,578
Other RMBS	—	149	—	—	149
Commercial MBS	—	1,360	—	—	1,360
Agency commercial MBS	—	8,762	—	—	8,762
CLOs	—	2,909	—	—	2,909
Other asset-backed securities	—	1,043	—	—	1,043
Money market funds (c)	963	—	—	—	963
Corporate bonds	—	1,255	—	—	1,255
Other debt securities	—	3,491	—	—	3,491
Foreign covered bonds	—	2,529	—	—	2,529
Total available-for-sale securities	26,145	53,398	—	—	79,543
Trading assets:
Debt and equity instruments (c)	1,344	1,910	—	—	3,254
Derivative assets not designated as hedging:
Interest rate	9	6,430	—	(5,075)	1,364
Foreign exchange	—	5,104	—	(3,720)	1,384
Equity and other contracts	—	70	—	(50)	20
Total derivative assets not designated as hedging	9	11,604	—	(8,845)	2,768
Total trading assets	1,353	13,514	—	(8,845)	6,022
Other assets:
Derivative assets designated as hedging:
Interest rate	—	278	—	—	278
Foreign exchange	—	45	—	—	45
Total derivative assets designated as hedging	—	323	—	—	323
Other assets (d)	144	170	—	—	314
Other assets measured at NAV (d)					154
Total other assets	144	493	—	—	791
Subtotal assets of operations at fair value	27,642	67,405	—	(8,845)	86,356
Percentage of assets of operations prior to netting	29%	71%	—%
Assets of consolidated investment management funds	322	409	—	—	731
Total assets	$27,964	$67,814	$—	$(8,845)	$87,087
Percentage of total assets prior to netting	29%	71%	—%

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2017					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt and equity instruments	$1,128	$80	$—	$—	$1,208
Derivative liabilities not designated as hedging:
Interest rate	4	6,349	—	(5,495)	858
Foreign exchange	—	5,067	—	(3,221)	1,846
Equity and other contracts	—	153	—	(81)	72
Total derivative liabilities not designated as hedging	4	11,569	—	(8,797)	2,776
Total trading liabilities	1,132	11,649	—	(8,797)	3,984
Long-term debt (c)	—	367	—	—	367
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	534	—	—	534
Foreign exchange	—	266	—	—	266
Total other liabilities – derivative liabilities designated as hedging	—	800	—	—	800
Subtotal liabilities of operations at fair value	1,132	12,816	—	(8,797)	5,151
Percentage of liabilities of operations prior to netting	8%	92%	—%
Liabilities of consolidated investment management funds	1	1	—	—	2
Total liabilities	$1,133	$12,817	$—	$(8,797)	$5,153
Percentage of total liabilities prior to netting	8%	92%	—%

(a)
ASC 815, Derivatives and Hedging, permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes $1,091 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes private equity investments and seed capital.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2018					Dec. 31, 2017
	Total carrying value (b)	Ratings (a)				Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)
Non-agency RMBS (c), originated in:
2007	$317	—%	—%	5%	95%	$351	—%	—%	—%	100%
2006	363	—	—	—	100	387	—	—	—	100
2005	486	5	2	6	87	507	6	2	5	87
2004 and earlier	310	3	3	32	62	333	3	3	30	64
Total non-agency RMBS	$1,476	3%	1%	9%	87%	$1,578	3%	1%	8%	88%
Commercial MBS, originated in:
2009-2017	$1,321	96%	4%	—%	—%	$1,309	94%	6%	—%	—%
2005	52	100	—	—	—	51	100	—	—	—
Total commercial MBS	$1,373	96%	4%	—%	—%	$1,360	94%	6%	—%	—%
Other RMBS, originated in:
2007 and earlier	$146	38%	62%	—%	—%	$149	37%	63%	—%	—%
Total other RMBS	$146	38%	62%	—%	—%	$149	37%	63%	—%	—%
Foreign covered bonds:
Canada	$1,609	100%	—%	—%	—%	$1,659	100%	—%	—%	—%
Australia	347	100	—	—	—	265	100	—	—	—
United Kingdom	239	100	—	—	—	103	100	—	—	—
Sweden	204	100	—	—	—	136	100	—	—	—
Other	320	100	—	—	—	366	100	—	—	—
Total foreign covered bonds	$2,719	100%	—%	—%	—%	$2,529	100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,140	100%	—%	—%	—%	$3,052	100%	—%	—%	—%
France	2,171	100	—	—	—	2,046	100	—	—	—
Germany	1,856	100	—	—	—	1,586	100	—	—	—
Spain	1,681	—	—	100	—	1,635	—	—	100	—
Italy	1,138	—	—	100	—	1,292	—	—	100	—
Netherlands	1,050	100	—	—	—	1,027	100	—	—	—
Ireland	857	—	100	—	—	843	—	100	—	—
Belgium	820	100	—	—	—	803	100	—	—	—
Other (d)	521	75	—	—	25	273	50	—	—	50
Total sovereign debt/sovereign guaranteed	$13,234	71%	7%	21%	1%	$12,557	69%	7%	23%	1%

(a)	Represents ratings by S&P or the equivalent.

(b)
At March 31, 2018 and Dec. 31, 2017, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes $1,019 million at March 31, 2018 and $1,091 million at Dec. 31, 2017 that were included in the former Grantor Trust.

(d)	Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $133 million at March 31, 2018 and $136 million at Dec. 31, 2017.

Changes in Level 3 fair value measurements

Our classification of a financial instrument in Level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third-party sources as well as the unobservable parameters in our valuation methodologies. We also manage the risks of Level 3 financial instruments using securities and derivatives that are Level 1 or Level 2 instruments.

The Company has a Level 3 Pricing Committee which evaluates the valuation techniques used in determining the fair value of Level 3 assets and liabilities.

There were no financial instruments recorded at fair value on a recurring basis classified in Level 3 of the valuation hierarchy in the first quarter of 2018 and first quarter of 2017.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. Examples would be the recording of an impairment of an asset and non-readily marketable equity securities carried at cost with upward or downward adjustments.
The following tables present the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of March 31, 2018 and Dec. 31, 2017, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2018 and Dec. 31, 2017.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at March 31, 2018				Total carrying value

(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$70	$5	$75
Other assets (b)	—	30	—	30
Total assets at fair value on a nonrecurring basis	$—	$100	$5	$105

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2017				Total carrying value

(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$73	$6	$79
Other assets (b)	—	4	—	4
Total assets at fair value on a nonrecurring basis	$—	$77	$6	$83

(a)
During the quarters ended March 31, 2018 and Dec. 31, 2017, the fair value of these loans decreased less than $1 million and less than $1 million, respectively, based on the fair value of the underlying collateral based on guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2018 and Dec. 31, 2017, by caption on the consolidated balance sheet and by the valuation hierarchy. See Note 18 of the Notes to Consolidated Financial Statements in our 2017 Annual Report for additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value.

Summary of financial instruments	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$91,431	$—	$91,431	$91,431
Interest-bearing deposits with banks	—	15,194	—	15,194	15,186
Federal funds sold and securities purchased under resale agreements	—	28,784	—	28,784	28,784
Securities held-to-maturity	8,037	28,098	—	36,135	36,959
Loans (a)	—	59,312	—	59,312	59,371
Other financial assets	4,636	1,208	—	5,844	5,844
Total	$12,673	$224,027	$—	$236,700	$237,575
Liabilities:
Noninterest-bearing deposits	$—	$76,880	$—	$76,880	$76,880
Interest-bearing deposits	—	163,158	—	163,158	164,964
Federal funds purchased and securities sold under repurchase agreements	—	21,600	—	21,600	21,600
Payables to customers and broker-dealers	—	20,172	—	20,172	20,172
Commercial paper	—	3,936	—	3,936	3,936
Borrowings	—	1,432	—	1,432	1,432
Long-term debt	—	27,150	—	27,150	27,576
Total	$—	$314,328	$—	$314,328	$316,560

(a)	Does not include the leasing portfolio.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$91,510	$—	$91,510	$91,510
Interest-bearing deposits with banks	—	11,982	—	11,982	11,979
Federal funds sold and securities purchased under resale agreements	—	28,135	—	28,135	28,135
Securities held-to-maturity	11,365	29,147	—	40,512	40,827
Loans (a)	—	60,219	—	60,219	60,082
Other financial assets	5,382	1,244	—	6,626	6,626
Total	$16,747	$222,237	$—	$238,984	$239,159
Liabilities:
Noninterest-bearing deposits	$—	$82,716	$—	$82,716	$82,716
Interest-bearing deposits	—	160,042	—	160,042	161,606
Federal funds purchased and securities sold under repurchase agreements	—	15,163	—	15,163	15,163
Payables to customers and broker-dealers	—	20,184	—	20,184	20,184
Commercial paper	—	3,075	—	3,075	3,075
Borrowings	—	2,931	—	2,931	2,931
Long-term debt	—	27,789	—	27,789	27,612
Total	$—	$311,900	$—	$311,900	$313,287

(a)	Does not include the leasing portfolio.

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized
(in millions)			Gain	(Loss)
March 31, 2018
Securities available-for-sale	$13,522	$13,411	$8	$(87)
Long-term debt	24,089	24,600	—	(8)
Dec. 31, 2017
Securities available-for-sale	$12,307	$12,365	$102	$(301)
Long-term debt	23,821	23,950	175	(233)

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities. The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2018	Dec. 31, 2017
(in millions)
Assets of consolidated investment management funds:
Trading assets	$353	$516
Other assets	253	215
Total assets of consolidated investment management funds	$606	$731
Liabilities of consolidated investment management funds:
Other liabilities	$11	$2
Total liabilities of consolidated investment management funds	$11	$2

BNY Mellon values the assets and liabilities of its consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated investment management funds. Changes in the value of the assets and liabilities are recorded in the consolidated income statement as investment income of consolidated investment management funds and in the interest of investment management fund note holders, respectively.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $363 million at March 31, 2018 and $367 million at Dec. 31, 2017. The long-term debt is

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the change in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
(in millions)
Long-term debt (a)	$4	$2	$(1)

(a)	The change in fair value is approximately offset by an economic hedge included in foreign exchange and other trading revenue.

Note 17–Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2018 or the first quarter of 2017.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale investment securities, deposits and long-term debt to LIBOR.

The available-for-sale investment securities hedged consist of U.S. Treasury bonds, agency and non-agency commercial MBS, sovereign debt and covered bonds that had original maturities of 30 years or less at initial purchase. At March 31, 2018, $13.3 billion face amount of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $13.3 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2018, $24.6 billion par value of debt was hedged with interest rate swaps that had notional values of $24.6 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to Indian rupee, British pound, Hong Kong dollar, Singapore dollar, Polish zloty and Canadian dollar revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2018, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $415 million (notional), with a pre-tax gain of $9 million recorded in accumulated other comprehensive income. This gain will be reclassified to earnings over the next 12 months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2018, forward foreign exchange contracts with notional amounts totaling $7.4 billion were designated as hedges.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2018, had a combined U.S. dollar equivalent value of $188 million.

The following table presents the gains (losses) related to our hedging derivative portfolio recognized in the income statement.

Income statement impact of fair value and cash flow hedges		Quarter ended
(in millions)	Location of gains (losses)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Fair value hedges of available-for-sale securities
Derivative	Interest income	$397	$91	$82
Hedged item	Interest income	(383)	(93)	(81)
Fair value hedges of long-term debt
Derivative	Interest expense	(378)	(185)	(72)
Hedged item	Interest expense	377	178	67
Cash flow hedges of forecasted FX exposures
Gain reclassified from OCI into income	Trading revenue	—	—	3
Gain (loss) reclassified from OCI into income	Salary expense	6	25	(4)
Gain reclassified from OCI into income	Other revenue	4	8	—
Gains (losses) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$23	$24	$(5)

The following table presents the impact of hedging derivatives used in net investment hedging relationships in the income statement.

Impact of derivative instruments used in net investment hedging relationships in the income statement (in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q18	4Q17	1Q17		1Q18	4Q17	1Q17
FX contracts	$(158)	$(49)	$(96)	Net interest revenue	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships at March 31, 2018	Carrying amount of hedged asset or liability	Hedge accounting basis adjustment increase (decrease)
(in millions)
Available-for-sale investment securities	$13,522	$(238)
Long-term debt	24,089	(511)	(a)

(a)
Includes $14 million of basis adjustment (reduction) on long-term debt associated with terminated hedges, whereby the long-term debt instrument has been subsequently re-designated in new hedge relationships existing as of the balance sheet date.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2018 and Dec. 31, 2017.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017
Derivatives designated as hedging instruments: (a)
Interest rate contracts	$38,011	$36,315	$11	$278	$95	$534
Foreign exchange contracts	8,212	8,923	45	45	284	266
Total derivatives designated as hedging instruments			$56	$323	$379	$800
Derivatives not designated as hedging instruments: (b)
Interest rate contracts	$286,222	$267,485	$3,938	$6,439	$3,405	$6,353
Foreign exchange contracts	793,758	767,999	4,391	5,104	4,168	5,067
Equity contracts	1,615	1,698	101	70	135	149
Credit contracts	180	180	—	—	3	4
Total derivatives not designated as hedging instruments			$8,430	$11,613	$7,711	$11,573
Total derivatives fair value (c)			$8,486	$11,936	$8,090	$12,373
Effect of master netting agreements (d)			(5,719)	(8,845)	(5,722)	(8,797)
Fair value after effect of master netting agreements			$2,767	$3,091	$2,368	$3,576

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815, Derivatives and Hedging.

(d)
Effect of master netting agreements includes cash collateral received and paid of $808 million and $811 million, respectively, at March 31, 2018, and $925 million and $877 million, respectively, at Dec. 31, 2017.

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

VaR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences. As a result, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events are also performed. Stress tests may incorporate the impact of reduced market liquidity and the breakdown of historically observed correlations and extreme scenarios. VaR and other statistical measures, stress testing and sensitivity analysis are incorporated in other risk management materials.

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	1Q18	4Q17	1Q17
Foreign exchange	$183	$175	$154
Other trading revenue (loss)	26	(9)	10
Total foreign exchange and other trading revenue	$209	$166	$164

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments including fixed income and equity securities and non-foreign exchange derivatives.

Counterparty credit risk and collateral

We assess credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2018 for three key ratings triggers.

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$16	million
Baa2/BBB	$232	million
Ba1/BB+	$1,419	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business or changes to the agreement definitions establishing close-out or collateral obligations.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2018, existing collateral arrangements would have required us to post an additional $144 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2018
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,270	$2,550		$720	$140	$—	$580
Foreign exchange contracts	3,885	3,092		793	137	—	656
Equity and other contracts	98	77		21	—	—	21
Total derivatives subject to netting arrangements	7,253	5,719		1,534	277	—	1,257
Total derivatives not subject to netting arrangements	1,233	—		1,233	—	—	1,233
Total derivatives	8,486	5,719		2,767	277	—	2,490
Reverse repurchase agreements	36,755	18,763	(b)	17,992	17,981	—	11
Securities borrowing	10,792	—		10,792	10,546	—	246
Total	$56,033	$24,482		$31,551	$28,804	$—	$2,747

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative assets and financial assets at Dec. 31, 2017
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$5,915	$5,075		$840	$178	$—	$662
Foreign exchange contracts	4,666	3,720		946	116	—	830
Equity and other contracts	67	50		17	—	—	17
Total derivatives subject to netting arrangements	10,648	8,845		1,803	294	—	1,509
Total derivatives not subject to netting arrangements	1,288	—		1,288	—	—	1,288
Total derivatives	11,936	8,845		3,091	294	—	2,797
Reverse repurchase agreements	42,784	25,848	(b)	16,936	16,923	—	13
Securities borrowing	11,199	—		11,199	10,858	—	341
Total	$65,919	$34,693		$31,226	$28,075	$—	$3,151

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at March 31, 2018				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,424	$2,482		$942	$834	$—	$108
Foreign exchange contracts	3,964	3,168		796	185	—	611
Equity and other contracts	128	72		56	53	—	3
Total derivatives subject to netting arrangements	7,516	5,722		1,794	1,072	—	722
Total derivatives not subject to netting arrangements	574	—		574	—	—	574
Total derivatives	8,090	5,722		2,368	1,072	—	1,296
Repurchase agreements	27,763	18,763	(b)	9,000	9,000	—	—
Securities lending	1,332	—		1,332	1,278	—	54
Total	$37,185	$24,485		$12,700	$11,350	$—	$1,350

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2017				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$6,810	$5,495		$1,315	$1,222	$—	$93
Foreign exchange contracts	4,765	3,221		1,544	177	—	1,367
Equity and other contracts	143	81		62	58	—	4
Total derivatives subject to netting arrangements	11,718	8,797		2,921	1,457	—	1,464
Total derivatives not subject to netting arrangements	655	—		655	—	—	655
Total derivatives	12,373	8,797		3,576	1,457	—	2,119
Repurchase agreements	33,908	25,848	(b)	8,060	8,059	—	1
Securities lending	2,186	—		2,186	2,091	—	95
Total	$48,467	$34,645		$13,822	$11,607	$—	$2,215

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2018				Dec. 31, 2017
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$19,858	$1	$—	$19,859	$26,883	$11	$—	$26,894
U.S. government agencies	719	118	—	837	570	180	—	750
Agency RMBS	1,808	181	1,032	3,021	2,574	109	—	2,683
Corporate bonds	712	—	1,132	1,844	373	—	1,052	1,425
Other debt securities	655	—	930	1,585	253	—	731	984
Equity securities	411	—	206	617	655	—	517	1,172
Total	$24,163	$300	$3,300	$27,763	$31,308	$300	$2,300	$33,908
Securities lending:
U.S. government agencies	$20	$—	$—	$20	$72	$—	$—	$72
Other debt securities	369	—	—	369	316	—	—	316
Equity securities	943	—	—	943	1,798	—	—	1,798
Total	$1,332	$—	$—	$1,332	$2,186	$—	$—	$2,186
Total borrowings	$25,495	$300	$3,300	$29,095	$33,494	$300	$2,300	$36,094

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

Note 18–Commitments and contingent liabilities

Off-balance sheet arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risks not recognized on the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks.

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2018	Dec. 31, 2017
(in millions)
Lending commitments	$51,312	$51,467
Standby letters of credit (a)	3,367	3,531
Commercial letters of credit	191	122
Securities lending indemnifications (b)(c)	462,900	432,084

(a)	Net of participations totaling $605 million at March 31, 2018 and $672 million at Dec. 31, 2017.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $70 billion at March 31, 2018 and $69 billion at Dec. 31, 2017.

(c)	Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $36 billion at March 31, 2018 and $33 billion at Dec. 31, 2017.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $30.5 billion in less than one year, $20.6 billion in one to five years and $165 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $141 million at March 31, 2018 and $160 million at Dec. 31, 2017. At March 31, 2018, $2.3 billion of the SBLCs will expire within one year and $1.1 billion in one to five years.

We must recognize, at the inception of an SBLC and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees. The estimated liability for losses related to SBLCs and foreign and other guarantees, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $100 million at March 31, 2018 and $102 million at Dec. 31, 2017.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2018	Dec. 31, 2017

Investment grade	86%	84%
Non-investment grade	14%	16%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $191 million at March 31, 2018 and $122 million at Dec. 31, 2017.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $483 billion at March 31, 2018 and $451 billion at Dec. 31, 2017.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At March 31, 2018 and Dec. 31, 2017, $70 billion and $69 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $74 billion and $73 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2018. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2018
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.6	$19.2	$22.8
Banks	6.9	1.3	8.2
Asset managers	1.3	6.5	7.8
Insurance	0.1	3.5	3.6
Government	0.1	0.9	1.0
Other	0.8	1.3	2.1
Total	$12.8	$32.7	$45.5

Commercial portfolio exposure (in billions)	March 31, 2018
	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.3	$6.1	$7.4
Services and other	0.7	5.8	6.5
Energy and utilities	0.6	4.4	5.0
Media and telecom	—	1.4	1.4
Total	$2.6	$17.7	$20.3

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2018 and Dec. 31, 2017, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2018 and Dec. 31, 2017, we have not recorded any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions. We also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $860 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. These actions include a lawsuit brought in New York State court on June 18, 2014, and later re-filed in federal court, by a group of institutional investors who purport to sue on behalf of 249 MBS trusts.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 15 lawsuits against Pershing that are pending in Texas, including two putative class actions. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, a series of FINRA arbitration proceedings have been initiated by alleged purchasers asserting similar claims.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correiros (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to investment losses in the Postalis portfolio. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three additional lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform alleged duties and liabilities for losses with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed another lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various other funds of which the defendants were administrator and/or manager. The lawsuit was transferred to São Paulo and then returned to Brasilia. On Jan. 16, 2018, the Brazilian Federal Prosecutor’s Office filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures by DTVM to properly perform certain duties while acting as administrator to certain funds in which Postalis invested or controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice.

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

Note 19–Lines of business

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the first quarter of 2018. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to

Consolidated Financial Statements in our 2017 Annual Report.

The primary products and services and types of revenue for our two principal businesses and a description of the Other segment are presented below.

Investment Services business

Line of business	Primary products and services	Primary types of revenue
Asset Servicing
Custody, accounting, ETF services, middle-office solutions, transfer agency, services for private equity and real estate funds, foreign exchange, securities lending, liquidity/lending services, prime brokerage and data analytics
- Asset servicing fees (includes securities lending revenue) - Foreign exchange revenue - Net interest revenue - Financing-related fees

Pershing	Clearing and custody, investment, wealth and retirement solutions, technology and enterprise data management, trading services and prime brokerage	- Clearing services fees - Net interest revenue

Issuer Services	Corporate Trust (trustee, administration and agency services and reporting and transparency) and Depositary Receipts (issuer services and support for brokers and investors)	- Issuer services fees - Net interest revenue - Foreign exchange revenue

Treasury Services	Integrated cash management solutions including payments, foreign exchange, liquidity management, receivables processing and payables management and trade finance and processing	- Treasury services fees - Net interest revenue

Clearance and Collateral Management	U.S. government clearing, global collateral management and tri-party repo	- Asset servicing fees - Net interest revenue

Investment Management business

Line of business	Primary products and services	Primary types of revenue
Asset Management	Diversified investment management strategies and distribution of investment products	- Investment management fees - Performance fees - Distribution and servicing fees

Wealth Management	Investment management, custody, wealth and estate planning and private banking services	- Investment management fees - Net interest revenue

Other segment	Description	Primary types of revenue

Includes leasing portfolio, corporate treasury activities, including our investment securities portfolio, derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy investments and business exits.
- Net interest revenue - Investment and other income - Net gain (loss) on securities - Other trading revenue

90 BNY Mellon

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2018	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,250	$1,012	(a)	$8	$3,270	(a)
Net interest revenue (expense)	844	76		(1)	919
Total revenue	3,094	1,088	(a)	7	4,189	(a)
Provision for credit losses	(7)	2		—	(5)
Noninterest expense	1,949	705		87	2,741	(b)
Income (loss) before taxes	$1,152	$381	(a)	$(80)	$1,453	(a)(b)
Pre-tax operating margin (c)	37%	35%		N/M	35%
Average assets	$278,095	$31,963		$48,117	$358,175

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of less than $1 million, representing $11 million of losses and a loss attributable to noncontrolling interests of $11 million. Income before taxes is net of a loss attributable to noncontrolling interests of $11 million.

(b)	Noninterest expense includes income attributable to noncontrolling interests of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

For the quarter ended Dec. 31, 2017	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,141	$974	(a)	$(247)	$2,868	(a)
Net interest revenue (expense)	813	74		(36)	851
Total revenue (loss)	2,954	1,048	(a)	(283)	3,719	(a)
Provision for credit losses	(2)	1		(5)	(6)
Noninterest expense	2,097	771		135	3,003	(b)
Income (loss) before taxes	$859	$276	(a)	$(413)	$722	(a)(b)
Pre-tax operating margin (c)	29%	26%		N/M	20%
Average assets	$260,494	$31,681		$58,611	$350,786

(a)
Both total fee and other revenue and total revenue (loss) include net income from consolidated investment management funds of $8 million, representing $17 million of income and noncontrolling interests of $9 million. Income before taxes is net of noncontrolling interests of $9 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interests of $3 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2017	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,084	$877	(a)	$72	$3,033	(a)
Net interest revenue (expense)	707	86		(1)	792
Total revenue	2,791	963	(a)	71	3,825	(a)
Provision for credit losses	—	3		(8)	(5)
Noninterest expense	1,849	683		107	2,639	(b)
Income (loss) before taxes	$942	$277	(a)	$(28)	$1,191	(a)(b)
Pre-tax operating margin (c)	34%	29%		N/M	31%
Average assets	$251,027	$31,067		$54,106	$336,200

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $15 million, representing $33 million of income and noncontrolling interests of $18 million. Income before taxes is net of noncontrolling interests of $18 million.

(b)	Noninterest expense includes a loss attributable to noncontrolling interests of $3 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2018	2017
Transfers from loans to other assets for other real estate owned	$1	$1
Change in assets of consolidated VIEs	125	204
Change in liabilities of consolidated VIEs	9	106
Change in nonredeemable noncontrolling interests of consolidated investment management funds	104	84
Securities purchased not settled	414	580
Securities sold not settled	30	81
Available-for-sale securities transferred to trading assets	963	—
Held-to-maturity securities transferred to available-for-sale	1,087	—
Premises and equipment/capitalized software funded by capital lease obligations	15	1

92 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 93

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, increased expenses, seasonality in our businesses, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios and the tax benefit related to U.S. tax legislation), intentions (including those regarding our real estate strategy), targets, opportunities and initiatives.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “future” and words of similar meaning, may signify forward-looking statements.

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2017 Annual Report and this Form 10-Q, such as: a communications or technology disruption or failure that results in a loss of information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations; a cybersecurity incident, or a failure to protect our computer systems, networks and information and our clients’ information against cybersecurity threats, could result in a loss of information, adversely impact our ability to conduct our businesses, and damage our reputation and cause losses; our business may be materially adversely affected by operational risk; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition; we are subject to extensive government rulemaking, regulation and supervision; these rules and regulations have, and in the future may, compel us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations; rules and regulations have increased our compliance and operational risk and costs; our risk management framework may not be effective in mitigating risk and reducing the potential for losses; a failure or circumvention of our controls and procedures could have a material adverse effect on our business, reputation, results of operations and financial condition; if our resolution plan is determined not to be credible or not to facilitate an orderly resolution under the U.S. Bankruptcy Code, our business, reputation, results of operations and financial condition could be materially negatively impacted; the application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority could adversely affect our liquidity and financial condition and our security holders; regulatory or enforcement actions or litigation could materially adversely affect our results of operations or harm our businesses or reputation; our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm; acts of terrorism, natural disasters, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations; we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; weakness and volatility in financial markets and the economy generally may materially adversely affect our business, results of operations and financial condition; the United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations; changes in interest rates and yield curves could have a material adverse effect on our profitability; we may experience write-downs of securities that we own and other losses related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition; ongoing concerns about the financial stability of certain countries, new barriers to global trade or a breakup of the EU or Eurozone could have a material adverse effect on our business and results of operations; our FX revenue may be adversely affected by decreases in market volatility and the cross-border

94 BNY Mellon

Forward-looking Statements (continued)

investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, many of whom are major financial institutions and sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business; our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; we could incur losses if our allowance for credit losses, including loan and lending related commitments reserves, is inadequate; new lines of business, new products and services or transformational or strategic project initiatives may subject us to additional risks, and the failure to implement these initiatives could affect our results of operations; we are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability; our business may be adversely affected if we are unable to attract and retain employees; our strategic transactions present risks and uncertainties and could have an adverse effect on our business, results of operations and financial condition; tax law changes, including the recent enactment of the Tax Act, or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition; our ability to return capital to shareholders is subject to the discretion of our board of directors and may be limited by U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or our failure to pay full and timely dividends on our preferred stock; changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations; the Parent is a non-operating holding company, and as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders; changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

Investors should consider all risk factors discussed in our 2017 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 95

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2018. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2018			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2018
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
January 2018	4,886	$56.21	4,886	$1,024
February 2018	4,840	56.06	4,840	753
March 2018	1,734	56.76	1,734	655
First quarter of 2018 (a)	11,460	$56.23	11,460	$655	(b)

(a)
Includes 2,533 thousand shares repurchased at a purchase price of $143 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $56.14.

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

Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.

96 BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2018. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

BNY Mellon 97

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
10.1	The Bank of New York Mellon Corporation Executive Severance Plan, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

98 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 8, 2018	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 99