Form 10-K
period 2018-12-31
Bank of New York Mellon Corp
filed 2019-02-27
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35651

THE BANK OF NEW YORK MELLON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of June 30, 2018, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $53,885,206,227.

As of January 31, 2019, 954,548,741 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2019 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2018 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2018 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2019 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “future” and words of similar meaning signify forward-looking statements. Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, seasonality in our businesses, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding expenses, losses inherent in our credit portfolios, capital ratios and the tax benefit related to U.S. tax legislation), intentions (including those regarding our capital returns and investment in technology), targets, opportunities, growth and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K), are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as:

•
a communications or technology disruption or failure that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations;

BNY Mellon 1

•
a cybersecurity incident, or a failure to protect our computer systems, networks and information and our clients’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system or network failures, or loss of access to information; any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;

•	our business may be materially adversely affected by operational risk;

•	our risk management framework may not be effective in mitigating risk and reducing the potential for losses;

•
we are subject to extensive government rulemaking, regulation and supervision; these rules and regulations have, and in the future may, compel us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations; in addition, these rules and regulations have increased our compliance and operational risk and costs;

•	regulatory or enforcement actions or litigation could materially adversely affect our results of operations or harm our businesses or reputation;

•	our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm;

•
failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition;

•	a failure or circumvention of our controls and procedures could have a material adverse effect on our business, reputation, results of operations and financial condition;

•
the application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority could adversely affect the Parent’s liquidity and financial condition and the Parent’s security holders;

•
if our resolution plan is determined not to be credible or not to facilitate an orderly resolution under the U.S. Bankruptcy Code, our business, reputation, results of operations and financial condition could be materially negatively impacted;

•	acts of terrorism, impacts from climate change, natural disasters, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations;

•
we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences;

•	weakness and volatility in financial markets and the economy generally may materially adversely affect our business, results of operations and financial condition;

•	transitions away from, or changes in the calculation of, LIBOR and other benchmark rates could adversely impact our business and results of operations;

•
the United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations;

•	changes in interest rates and yield curves could have a material adverse effect on our profitability;

•	we may experience write-downs of securities that we own and other losses related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition;

•	our FX revenue may be adversely affected by decreases in market volatility and the cross-border investment activity of our clients;

•
the failure or perceived weakness of any of our significant counterparties, many of whom are major financial institutions and sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business;

•	our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity;

•	we could incur losses if our allowance for credit losses, including loan and lending-related commitments reserves, is inadequate;

•
any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue;

2 BNY Mellon

•
new lines of business, new products and services or transformational or strategic project initiatives may subject us to additional risks, and the failure to implement these initiatives could affect our results of operations;

•	we are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability;

•	our business may be adversely affected if we are unable to attract and retain employees;

•	our strategic transactions present risks and uncertainties and could have an adverse effect on our business, results of operations and financial condition;

•
tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition;

•
our ability to return capital to shareholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or our failure to pay full and timely dividends on our preferred stock;

•
the Parent is a non-operating holding company, and as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders; and,

•
changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

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

BNY Mellon 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $33.1 trillion in assets under custody and/or administration and $1.7 trillion in assets under management as of Dec. 31, 2018. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two business segments, Investment Services and Investment Management. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our investment securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy investments and business exits.

For a further discussion of BNY Mellon’s products and services, see the “Overview,” “Summary of financial highlights,” “Fee and other revenue,” “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 23 and 24 of the Notes to Consolidated Financial Statements in the Annual Report, of which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. Our two principal U.S. banking subsidiaries are:

•
The Bank of New York Mellon, a New York state-chartered bank, which houses our Investment Services businesses, including Asset Servicing, Issuer Services, Treasury Services, Clearance and Collateral Management, as well as the bank-advised business of Asset Management; and

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

BNY Mellon’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the National Bank of Belgium and is also supervised by the European Central Bank. BNY Mellon SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Dublin, Ireland; Frankfurt, Germany; London, England; the City of Luxembourg, Luxembourg; and Paris, France.  BNY Mellon SA/NV’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A –Supervision and Regulation” section in the Annual Report.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2018.

BNY Mellon 5

Supervision and Regulation

Information on the supervision and regulation of BNY Mellon can be found in the “MD&A – Supervision and Regulation” section in the Annual Report, which is incorporated herein by reference.

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Investment Services business competes with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and cash management services and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Our Investment Management business competes with domestic and international asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies, as well as a wide range of technology service providers. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, technological innovation and expertise, price, reputation, rates, lending limits and customer convenience.

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

We also face intense competition in attracting and retaining qualified employees, and must compete with institutions whose compensatory arrangements are not subject to the same regulatory and supervisory frameworks that apply to us. For further discussion see “MD&A — Risk Factors – Our business may be adversely affected if we are unable to attract and retain employees” in the Annual Report, which is incorporated herein by reference.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area.

The ability to maintain operations during unexpected events and to recover quickly from unexpected events is a competitive factor. We continue to evaluate and strengthen our business continuity and operational resiliency capabilities and have increased our investments in technology to steadily enhance those capabilities, including our ability to resume and sustain our operations.

For additional discussion regarding competition, see “MD&A — Risk Factors – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which is incorporated herein by reference.

Employees

At Dec. 31, 2018, BNY Mellon and its subsidiaries had approximately 51,300 full-time employees.

6 BNY Mellon

Statistical Disclosures by Bank Holding Companies

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Supplemental Information (unaudited) – Rate/volume analysis” sections in the MD&A and in Note 10 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

II. Securities Portfolio

A.	Book Value of Securities;

B.	Maturity Distribution and Yields of Securities; and

C.	Aggregate Book Value and Market Value of Securities Where Issuer Exceeds 10% of Stockholders’ Equity

Information required by these sections of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Securities” sections in the MD&A and in Notes 1 and 4 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Country risk exposure” and “– Cross-border outstandings” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

BNY Mellon 7

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease this excess space. The following is a description of our principal properties, which are utilized by all of our business segments, as of Dec. 31, 2018:

New York area properties
We own our 23-story building located at 240 Greenwich Street in downtown Manhattan that serves as our corporate headquarters. We lease approximately 325,000 square feet of space in an office building located at 225 Liberty Street in downtown Manhattan, virtually all of which has been sublet to a third party as of Jan. 1, 2019. In addition, we lease approximately 272,000 square feet of space at 200 Park Avenue, approximately 318,000 square feet of space in Brooklyn and approximately 485,000 square feet of space in Jersey City.

Pittsburgh properties
We lease under a long-term, triple net lease the entire 54-story office building at BNY Mellon Center, 500 Grant Street. In addition, we own a 14-story office building located at 500 Ross Street.

Boston area properties
We lease approximately 226,000 square feet of space located at One Boston Place, 201 Washington Street.

Additionally, we lease approximately 384,000 square feet of space in Everett, Massachusetts and approximately 304,000 square feet of space in Westborough, Massachusetts.

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

Poland properties
We lease approximately 234,000 square feet of space in Wroclaw, Poland.

India properties
We lease approximately 828,000 square feet of space in Pune, India and approximately 827,000 square feet of space in Chennai, India.

Other properties
We also lease (and in a few instances own) office space and other facilities at numerous other locations globally, including properties located in New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Washington and Tennessee; Brussels, Belgium; Toronto, Canada; Wexford, Dublin and Cork, Ireland; Luxembourg; Frankfurt, Germany; Singapore; Hong Kong and Shanghai, China; Seoul, Korea; Tokyo, Japan; Sydney, Australia; and Rio de Janeiro, Brazil.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 21 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

8 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Certain of our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock, are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the closing price per share of our common stock and our common stock dividend for each full quarterly period during fiscal years 2017 and 2018 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Jan. 31, 2019, there were 27,700 holders of record of our common stock.

For additional information about dividends and a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to stockholders, see the “Liquidity and dividends” and “Supervision and Regulation – Capital Planning and Stress Testing –Payment of Dividends, Stock Repurchases and Other Capital Distributions” sections in the MD&A in the Annual Report and Notes 14 and 18 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2018 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be executed through open market repurchases, in privately negotiated transactions or by other means, including through repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 11, 13, 18, 21 and 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates,” “Off-balance sheet arrangements,” “Risk Management,” “Trading activities and risk management” and “Asset/liability management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 19, 21 and 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 14 hereof for a detailed listing of the items under Exhibits and Financial Statements, which are incorporated herein by reference.

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

As of Dec. 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 116 and 117 of the Annual Report, each of which is incorporated herein by reference.

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

Name	Age	Positions and offices

Bridget E. Engle	55
Ms. Engle has served as Senior Executive Vice President and Chief Information Officer of BNY Mellon since June 2017. From April 2015 to March 2017, Ms. Engle served as Bank of America Corporation’s Chief Information Officer for Global Commercial Banking and Markets Technology. From 2011 to April 2015, Ms. Engle was Bank of America’s Chief Information Officer for Consumer Banking.

Thomas P. (Todd) Gibbons	62
Mr. Gibbons has served as Vice Chairman and Chief Executive Officer of Clearing, Markets and Client Management of BNY Mellon since January 2018 and was Vice Chairman and Chief Financial Officer of BNY Mellon from July 2008 to January 2018.

Mitchell E. Harris	64
Mr. Harris has served as Senior Executive Vice President and Chief Executive Officer of Investment Management of BNY Mellon since February 2016 and was President of Investment Management from May 2011 to February 2016.

Monique R. Herena	48
Ms. Herena has served as Senior Executive Vice President and Chief Human Resources Officer of BNY Mellon since April 2014. From 2013 to April 2014, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer Global Groups, Functions and Corporate for PepsiCo Inc.

Hani A. Kablawi	50
Mr. Kablawi has served as Senior Executive Vice President and Chairman of EMEA and Chief Executive Officer of Global Asset Servicing of BNY Mellon since January 2018 and was Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018. Mr. Kablawi previously served as Chief Executive Officer of EMEA Asset Servicing from January 2012 to July 2016.

BNY Mellon 11

Name	Age	Positions and offices
Kurtis R. Kurimsky	45
Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015 and was Acting Controller from February 2015 to July 2015. Mr. Kurimsky previously served as Deputy Controller of BNY Mellon from May 2014 to February 2015. From October 2006 to April 2014, Mr. Kurimsky served as a partner in the Financial Services Practice at KPMG LLP.

Francis (Frank) La Salla	55
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

J. Kevin McCarthy	54
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

Lester J. Owens	61
Mr. Owens has served as Senior Executive Vice President and Head of Operations of BNY Mellon since February 2019. From 2007 to December 2018, Mr. Owens served as managing director responsible for Wholesale Banking Operations at JPMorgan Chase & Co., with additional responsibility for Corporate & Investment Bank Client Onboarding from 2017 through 2018.

Roman Regelman	47
Mr. Regelman has served as Senior Executive Vice President and Head of Digital of BNY Mellon since September 2018. From 2011 to August 2018, Mr. Regelman was partner, managing director and co-leader of the financial institutions digital business at Boston Consulting Group.

Michael P. Santomassimo	43
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

Charles W. Scharf	53
Mr. Scharf has served as a director and Chief Executive Officer of BNY Mellon since July 2017. In January 2018, Mr. Scharf became Chairman of BNY Mellon. From October 2012 through December 2016, Mr. Scharf served as director and Chief Executive Officer of Visa Inc.

Akash Shah	33
Mr. Shah has served as Senior Executive Vice President and Head of Strategy of BNY Mellon since July 2018. From 2006 to July 2018, Mr. Shah worked at McKinsey & Company, mostly recently as a partner and co-head the Capital Markets & Investment Banking practice.

James S. Wiener	51
Mr. Wiener has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since November 2014. Mr. Wiener served as a senior partner at Oliver Wyman Group from 2003 to November 2014.

12 BNY Mellon

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Business Relationships and Related Party Transactions Policy” under the heading “Additional Information - Other Information;” “Director Independence” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information;” and “Board Meetings and Committee Information - Committees and Committee Charters,” “- Audit Committee,” “- Corporate Governance, Nominating and Social Responsibility Committee” and “- Human Resources and Compensation Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP,” which is incorporated herein by reference.

BNY Mellon 13

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	119-120
	Consolidated Comprehensive Income Statement	121
	Consolidated Balance Sheet	122
	Consolidated Statement of Cash Flows	123
	Consolidated Statement of Changes in Equity	124-125
	Notes to Consolidated Financial Statements	126-198
	Report of Independent Registered Public Accounting Firm	199

	Selected Quarterly Data (unaudited)	108

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 15 through 22 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

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
N/A
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated Feb. 23, 1994 and Nov. 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Oct. 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.7	*	Amendment dated as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment dated as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.

16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.11	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.12	*	Amendment dated as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.13	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.14	*	Amendment dated as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.15	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.16	*	Amendment dated as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.17	*	Amendment dated as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.18	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.19	*	Amendment dated as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.20	*	Amendment dated Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.21	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.22	*	Amendment dated as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.23	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.24	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.25		Lease dated as of Dec. 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.
10.26	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.27	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.28	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.29	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.30	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.31	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.32	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.33	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.34	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.35	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.36	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan.	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.37		Lease agreement by and between The Bank of New York Mellon and WFP Tower Co. L.P., dated June 25, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.38	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
10.39	*	2015 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2015, and incorporated herein by reference.
10.40	*	2015 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2015, and incorporated herein by reference.
10.41	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.42	*	Amendment dated as of Dec. 14, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.43	*	The Bank of New York Mellon Corporation Executive Severance Plan (as amended effective Feb. 19, 2016).	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2016, and incorporated herein by reference.
10.44	*	The Bank of New York Mellon Corporation 2016 Executive Incentive Compensation Plan.	Previously filed as Annex B to the Company’s definitive Proxy Statement on Schedule 14A filed on March 11, 2016 and incorporated herein by reference.
10.45	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.46	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.47	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2016, and incorporated herein by reference.
10.48	*	2016 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.49	*	2016 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.50	*	Letter Agreement, dated July 13, 2017, between The Bank of New York Mellon Corporation and Charles W. Scharf.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on July 17, 2017, and incorporated herein by reference.
10.51	*	2017 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.52	*	2017 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.53	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.54	*	2018 Form of Performance Share Unit Agreement	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.55	*	2018 Form of Restricted Stock Unit Agreement	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.56	*	Amendment dated as of Oct. 18, 2018 to The Bank of New York Company, Inc. Excess Benefit Plan	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2018, and incorporated herein by reference.
13.1
All portions of The Bank of New York Mellon Corporation 2018 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

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

DATED: February 27, 2019

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
Kurtis R. Kurimsky
Corporate Controller

Steven D. Black; Linda Z. Cook; Joseph J. Echevarria; Edward P. Garden; Jeffrey A. Goldstein; John M. Hinshaw; Edmund F. Kelly; Jennifer B. Morgan; Mark A. Nordenberg; Elizabeth E. Robinson; Samuel C. Scott III
Directors

By:	/s/ J. Kevin McCarthy	DATED: February 27, 2019
J. Kevin McCarthy
Attorney-in-fact

BNY Mellon 23