Form 10-Q
period 2019-03-31
Bank of New York Mellon Corp
filed 2019-05-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019
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

Registrant’s telephone number, including area code – (212) 495-1784

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BK	New York Stock Exchange
Depositary Shares, each representing 1/4,000th of a share of Series C Noncumulative Perpetual Preferred Stock	BK PrC	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV (fully and unconditionally guaranteed by The Bank of New York Mellon Corporation)	BK/P	New York Stock Exchange

As of March 31, 2019, 957,517,268 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2019 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Highlights of first quarter 2019 results	4
Fee and other revenue	6
Net interest revenue	8
Average balances and interest rates	9
Noninterest expense	10
Income taxes	10
Review of businesses	11
Critical accounting estimates	17
Consolidated balance sheet review	18
Liquidity and dividends	27
Capital	31
Trading activities and risk management	34
Asset/liability management	36
Off-balance sheet arrangements	37
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	38
Recent accounting and regulatory developments	40
Website information	41

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	42
Consolidated Comprehensive Income Statement (unaudited)	44
Consolidated Balance Sheet (unaudited)	45
Consolidated Statement of Cash Flows (unaudited)	46
Consolidated Statement of Changes in Equity (unaudited)	47

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$910	$832	$1,135
Basic earnings per share	$0.94	$0.84	$1.11
Diluted earnings per share	$0.94	$0.84	$1.10

Fee and other revenue	$3,032	$3,146	$3,270
Income (loss) from consolidated investment management funds	26	(24)	(11)
Net interest revenue	841	885	919
Total revenue	$3,899	$4,007	$4,178

Return on common equity (annualized)	10.0%	8.7%	12.2%
Return on tangible common equity (annualized) – Non-GAAP (a)	20.7%	17.9%	25.9%

Return on average assets (annualized)	1.10%	0.97%	1.29%

Fee revenue as a percentage of total revenue	78%	79%	79%

Percentage of non-U.S. total revenue	36%	36%	37%

Pre-tax operating margin	31%	25%	35%

Net interest margin	1.20%	1.24%	1.22%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.20%	1.24%	1.23%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$34.5	$33.1	$33.5
Assets under management (“AUM”) at period end (in billions) (d)	$1,841	$1,722	$1,868
Market value of securities on loan at period end (in billions) (e)	$377	$373	$436

Average common shares and equivalents outstanding (in thousands):
Basic	962,397	984,343	1,016,797
Diluted	965,960	988,650	1,021,731

Selected average balances:
Interest-earning assets	$282,185	$285,706	$302,069
Total assets	$336,165	$338,591	$358,175
Interest-bearing deposits	$159,879	$161,663	$155,704
Noninterest-bearing deposits	$54,583	$58,972	$71,005
Long-term debt	$28,254	$28,201	$28,407
Preferred stock	$3,542	$3,542	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,086	$37,886	$37,593

Other information at period end:
Cash dividends per common share	$0.28	$0.28	$0.24
Common dividend payout ratio	30%	33%	22%
Common dividend yield (annualized)	2.3%	2.4%	1.9%
Closing stock price per common share	$50.43	$47.07	$51.53
Market capitalization	$48,288	$45,207	$52,080
Book value per common share	$39.36	$38.63	$37.78
Tangible book value per common share – Non-GAAP (a)	$19.74	$19.04	$18.78
Full-time employees	49,800	51,300	52,100
Common shares outstanding (in thousands)	957,517	960,426	1,010,676

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2019	Dec. 31, 2018
Average liquidity coverage ratio (“LCR”)	118%	118%

Regulatory capital ratios: (f)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	11.1%	10.7%
Tier 1 capital ratio	13.2	12.8
Total (Tier 1 plus Tier 2) capital ratio	14.0	13.6
Standardized:
CET1 ratio	12.0%	11.7%
Tier 1 capital ratio	14.3	14.1
Total (Tier 1 plus Tier 2) capital ratio	15.3	15.1

Tier 1 leverage ratio	6.8%	6.6%
Supplementary leverage ratio (“SLR”)	6.3	6.0

BNY Mellon shareholders’ equity to total assets ratio	11.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.9	10.2

(a)
Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 38 for the reconciliation of Non-GAAP measures.

(b)	See “Average balances and interest rates” on page 9 for a reconciliation of this Non-GAAP measure.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.3 trillion at March 31, 2019, $1.2 trillion at Dec. 31, 2018 and $1.3 trillion at March 31, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at March 31, 2019, $58 billion at Dec. 31, 2018 and $73 billion at March 31, 2018.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2018 (“2018 Annual Report”).

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

Highlights of first quarter 2019 results

Net income applicable to common shareholders was $910 million, or $0.94 per diluted common share, in the first quarter of 2019. Net income applicable to common shareholders was $1.14 billion, or $1.10 per diluted common share, in the first quarter of 2018. The highlights below are based on the first quarter of 2019 compared with the first quarter of 2018, unless otherwise noted.

•	Total revenue of $3.9 billion decreased 7% primarily reflecting:

•
Fee revenue decreased 9%. Approximately one-third of the decrease resulted from the negative impact of foreign currency translation, the 2018 divestitures in Asset Management and asset-related gains recorded in the first quarter of 2018. The rest of the decrease reflects the impact of the cumulative AUM outflows since the first quarter of 2018 and lower foreign exchange revenue, client activity and performance fees, partially offset by growth in collateral management and clearance volumes. (See “Fee and other revenue” beginning on page 6.)

4 BNY Mellon

•
Net interest revenue decreased 8% primarily driven by lower noninterest-bearing deposit and loan balances, higher deposit rates and hedging activities, partially offset by the benefit of higher asset yields. The impact of hedging activities is offset in foreign exchange and other trading revenue. (See “Net interest revenue” on page 8.)

•
Noninterest expense of $2.7 billion decreased 1%. The stronger dollar had a favorable impact of approximately 1%. Our continued investments in technology were offset by lower incentive expense, volume-related expenses and bank assessment charges. (See “Noninterest expense” on page 10.)

•	Effective tax rate of 19.9%. (See “Income taxes” on page 10.)

Capital and liquidity

•
CET1 ratio under the Advanced Approach was 11.1% at March 31, 2019 and 10.7% at Dec. 31, 2018. The increase primarily reflects capital generated through earnings, the unrealized gain in our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by capital deployed through common stock repurchased and dividends paid. (See “Capital” beginning on page 31.)

•	Repurchased 10.5 million common shares for $555 million and paid $270 million in dividends to common shareholders.

Highlights of our principal businesses

Investment Services

•	Total revenue decreased 5%.

•	Income before taxes decreased 16%.

•	AUC/A of $34.5 trillion, increased 3%, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.

Investment Management

•	Total revenue decreased 14%.

•	Income before taxes decreased 29%.

•
AUM of $1.8 trillion decreased 1%, primarily reflecting the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows, partially offset by higher market values.

See “Review of businesses” and Note 20 of the Notes to Consolidated Financial Statements for additional information on our businesses.

BNY Mellon 5

Fee and other revenue

Fee and other revenue
				1Q19 vs.
(dollars in millions, unless otherwise noted)	1Q19	4Q18	1Q18	4Q18	1Q18
Investment services fees:
Asset servicing fees (a)	$1,122	$1,126	$1,168	—%	(4)%
Clearing services fees (b)	398	398	424	—	(6)
Issuer services fees	251	286	260	(12)	(3)
Treasury services fees	132	139	138	(5)	(4)
Total investment services fees (b)	1,903	1,949	1,990	(2)	(4)
Investment management and performance fees (b)	841	884	950	(5)	(11)
Foreign exchange and other trading revenue	170	181	209	(6)	(19)
Financing-related fees	51	50	52	2	(2)
Distribution and servicing	31	35	36	(11)	(14)
Investment and other income	35	47	82	N/M	N/M
Total fee revenue	3,031	3,146	3,319	(4)	(9)
Net securities gains (losses)	1	—	(49)	N/M	N/M
Total fee and other revenue	$3,032	$3,146	$3,270	(4)%	(7)%

Fee revenue as a percentage of total revenue	78%	79%	79%

AUC/A at period end (in trillions) (c)	$34.5	$33.1	$33.5	4%	3%
AUM at period end (in billions) (d)	$1,841	$1,722	$1,868	7%	(1)%

(a)	Asset servicing fees include securities lending revenue of $48 million in the first quarter of 2019, $47 million in the fourth quarter of 2018 and $55 million in the first quarter of 2018.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at March 31, 2019, $1.2 trillion at Dec. 31, 2018 and $1.3 trillion at March 31, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M - Not meaningful.

Fee and other revenue decreased 7% compared with the first quarter of 2018 and 4% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower investment management and performance fees, investment services fees and investment and other income, the unfavorable impact of a stronger U.S. dollar and lower foreign exchange and other trading income, partially offset by net securities losses recorded in the first quarter of 2018. The decrease compared with the fourth quarter of 2018 primarily reflects lower investment management and performance fees and issuer services fees.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2018 and the fourth quarter of 2018:

•	Asset servicing fees decreased 4% compared with the first quarter of 2018 and decreased slightly compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower client activity, the unfavorable impact of a stronger U.S. dollar, and lower securities lending volume, partially offset by growth in collateral management.

•
Clearing services fees decreased 6% compared with the first quarter of 2018 and was unchanged compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects the previously disclosed lost business and lower clearance volumes.

•
Issuer services fees decreased 3% compared with the first quarter of 2018 and 12% (unannualized) compared with the fourth quarter of 2018. Both decreases primarily reflect lower fees in Depositary Receipts.

•
Treasury services fees decreased 4% compared with the first quarter of 2018 and 5% (unannualized) compared with the fourth quarter of 2018. Both decreases primarily reflect lower expense reimbursements.

6 BNY Mellon

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 11% compared with the first quarter of 2018 and 5% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects the impact of net outflows, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), and lower performance fees. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 9% compared with the first quarter of 2018. The decrease compared with the fourth quarter of 2018 primarily reflects timing of performance fees and the impact of outflows, partially offset by higher equity market values. Performance fees were $31 million in the first quarter of 2019, $48 million in the first quarter of 2018 and $54 million in the fourth quarter of 2018.

AUM was $1.8 trillion at March 31, 2019, a decrease of 1% compared with $1.9 trillion at March 31, 2018. The decrease primarily reflects the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows, partially offset by higher market values.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q19	4Q18	1Q18
Foreign exchange	$160	$159	$183
Other trading revenue	10	22	26
Total foreign exchange and other trading revenue	$170	$181	$209

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility and the impact of foreign currency hedging activities. In the first quarter of 2019, foreign exchange revenue totaled $160 million, a decrease of 13% compared with the first quarter of 2018 and an increase of 1% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower volumes and volatility. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Distribution and servicing fees

Distribution and servicing fees decreased compared with both the first quarter of 2018 and fourth quarter of 2018, primarily reflecting lower fees from mutual funds.

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	1Q19	4Q18	1Q18
Corporate/bank-owned life insurance	$30	$42	$36
Expense reimbursements from joint venture	19	19	16
Asset-related gains	1	2	46
Seed capital (losses) (a)	(2)	(8)	—
Other (loss)	(13)	(8)	(16)
Total investment and other income	$35	$47	$82

(a)	Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

Investment and other income decreased compared with both the first quarter of 2018 and fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower asset-related gains, which included the gain on the sale of CenterSquare and gains on equity investments both recorded in the first quarter of 2018. The decrease compared with the fourth quarter of 2018 primarily reflects lower income from corporate/bank-owned life insurance.

BNY Mellon 7

Net interest revenue

Net interest revenue
				1Q19 vs.
(dollars in millions)	1Q19	4Q18	1Q18	4Q18		1Q18
Net interest revenue	$841	$885	$919	(5)%		(8)%
Add: Tax equivalent adjustment	4	4	6	N/M		N/M
Net interest revenue on a fully taxable equivalent basis (“FTE”) – Non-GAAP (a)	$845	$889	$925	(5)%		(9)%

Average interest-earning assets	$282,185	$285,706	$302,069	(1)%		(7)%

Net interest margin	1.20%	1.24%	1.22%	(4	) bps	(2	) bps
Net interest margin (FTE) – Non-GAAP (a)	1.20%	1.24%	1.23%	(4	) bps	(3	) bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

bps - basis points.
N/M - not meaningful.

Net interest revenue decreased 8% compared with the first quarter of 2018 and 5% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 was primarily driven by lower noninterest-bearing deposit and loan balances, higher deposit rates and hedging activities. The decrease compared with the fourth quarter of 2018 was primarily driven by lower deposit and loan balances, higher deposit rates and hedging activities. Both decreases were partially offset by the benefit of higher asset yields. The impact of hedging activities is offset in foreign exchange and other trading revenue.

Net interest margin decreased 2 basis points compared with the first quarter of 2018 and decreased 4 basis points compared with the fourth quarter of 2018. Both decreases primarily reflect higher deposit rates and hedging activities, partially offset by higher asset yields.

Average non-U.S. dollar deposits comprised approximately 30% of our average total deposits in the first quarter of 2019. Approximately 45% of the average non-U.S. dollar deposits in the first quarter of 2019 were euro-denominated.

Net interest revenue growth in future quarters will depend on the level and mix of client deposits, deposit rates, as well as the level and shape of the yield curve which may result in lower yields on securities portfolio reinvestments.

8 BNY Mellon

Average balances and interest rates	Quarter ended
	March 31, 2019			Dec. 31, 2018			March 31, 2018
(dollars in millions, presented on an FTE basis)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$13,857	$63	1.85%	$14,666	$62	1.67%	$13,850	$42	1.25%
Interest-bearing deposits with the Federal Reserve and other central banks	63,583	139	0.87	63,916	144	0.89	79,068	126	0.64
Federal funds sold and securities purchased under resale agreements (a)	28,968	474	6.63	28,843	435	5.98	27,903	170	2.47
Margin loans	12,670	135	4.34	13,369	138	4.08	15,674	115	2.98
Non-margin loans:
Domestic offices	28,177	269	3.85	29,576	277	3.73	30,415	228	3.02
Foreign offices	10,511	86	3.32	10,889	85	3.10	12,517	77	2.51
Total non-margin loans	38,688	355	3.70	40,465	362	3.56	42,932	305	2.87
Securities:
U.S. government obligations	23,597	129	2.22	24,531	132	2.14	23,460	109	1.88
U.S. government agency obligations	64,867	427	2.63	64,496	410	2.54	62,975	350	2.23
State and political subdivisions	2,206	15	2.71	2,263	14	2.63	2,875	19	2.62
Other securities	28,647	151	2.13	27,614	133	1.91	29,149	123	1.69
Trading securities	5,102	36	2.91	5,543	38	2.77	4,183	28	2.62
Total securities	124,419	758	2.45	124,447	727	2.33	122,642	629	2.05
Total interest-earning assets	$282,185	$1,924	2.75%	$285,706	$1,868	2.60%	$302,069	$1,387	1.85%
Noninterest-earnings assets	53,980			52,885			56,106
Total assets	$336,165			$338,591			$358,175
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$70,562	$224	1.29%	$72,929	$219	1.19%	$51,612	$71	0.55%
Foreign offices	89,317	167	0.76	88,734	131	0.59	104,092	46	0.18
Total interest-bearing deposits	159,879	391	0.99	161,663	350	0.86	155,704	117	0.30
Federal funds purchased and securities sold under repurchase agreements (a)	11,922	331	11.26	10,980	303	10.95	18,963	107	2.29
Trading liabilities	1,305	7	2.25	1,330	6	1.86	1,569	9	2.26
Other borrowed funds	3,305	24	2.87	2,903	19	2.44	2,119	9	1.67
Commercial paper	1,377	8	2.44	353	2	2.41	3,131	12	1.59
Payables to customers and broker-dealers	16,108	70	1.76	15,727	64	1.61	17,101	31	0.75
Long-term debt	28,254	248	3.52	28,201	235	3.29	28,407	177	2.49
Total interest-bearing liabilities	$222,150	$1,079	1.96%	$221,157	$979	1.75%	$226,994	$462	0.82%
Total noninterest-bearing deposits	54,583			58,972			71,005
Other noninterest-bearing liabilities	18,628			16,754			18,571
Total liabilities	295,361			296,883			316,570
Temporary equity
Redeemable noncontrolling interests	70			177			193
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	40,628			41,428			41,135
Noncontrolling interests	106			103			277
Total permanent equity	40,734			41,531			41,412
Total liabilities, temporary equity and permanent equity	$336,165			$338,591			$358,175
Net interest revenue (FTE) – Non-GAAP		$845			$889			$925
Net interest margin (FTE) – Non-GAAP			1.20%			1.24%			1.23%
Less: Tax equivalent adjustment (b)		4			4			6
Net interest revenue – GAAP		$841			$885			$919
Net interest margin – GAAP			1.20%			1.24%			1.22%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $44 billion for the first quarter of 2019, $43 billion for the fourth quarter of 2018 and $14 billion for the first quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.63% for the first quarter of 2019, 2.41% for the fourth quarter of 2018 and 1.65% for the first quarter of 2018.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.40% for the first quarter of 2019, 2.24% for the fourth quarter of 2018 and 1.32% for the first quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)
The tax equivalent adjustment relates to tax-exempt securities, primarily state and political subdivisions, and is based on the U.S. federal statutory tax rate of 21%, adjusted for applicable state income taxes, net of the related federal tax benefit.

BNY Mellon 9

Noninterest expense

Noninterest expense
				1Q19 vs.
(dollars in millions)	1Q19	4Q18	1Q18	4Q18	1Q18
Staff	$1,524	$1,602	$1,576	(5)%	(3)%
Professional, legal and other purchased services	325	383	291	(15)	12
Software and equipment	283	300	234	(6)	21
Net occupancy	137	196	139	(30)	(1)
Sub-custodian and clearing	105	115	119	(9)	(12)
Distribution and servicing	91	95	106	(4)	(14)
Business development	45	64	51	(30)	(12)
Bank assessment charges	31	22	52	41	(40)
Amortization of intangible assets	29	35	49	(17)	(41)
Other	129	175	122	(26)	6
Total noninterest expense	$2,699	$2,987	$2,739	(10)%	(1)%

Full-time employees at period end	49,800	51,300	52,100	(3)%	(4)%

Total noninterest expense decreased 1% compared with the first quarter of 2018 and 10% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower incentive expense, the favorable impact of a stronger U.S. dollar and lower volume-related expenses and bank assessment charges, partially offset by continued investments in technology. The investments in technology are included in staff, professional, legal and other purchased services, and software and equipment expenses. The decrease compared with the fourth quarter of 2018 primarily reflects lower severance expense, expenses associated with relocating our corporate headquarters in the fourth quarter of 2018 and lower professional, legal and other purchased services and litigation expenses, partially offset by higher incentive expense due to the impact of vesting of long-term stock awards for retirement eligible employees.

Our investments in technology infrastructure and platforms are expected to continue at recent levels. As a result, we expect to incur higher technology-related expenses in 2019 than in 2018. This increase is expected to be mostly offset by decreases in other expenses as we continue to manage overall expenses.

Income taxes

BNY Mellon recorded an income tax provision of $237 million (19.9% effective tax rate) in the first quarter of 2019 and $282 million (19.5% effective tax rate) in the first quarter of 2018. The income tax provision of $150 million (14.7% effective tax rate) in the fourth quarter of 2018 was driven by the impact of adjusting provisional estimates related to the 2017 U.S. tax legislation and the tax impact of severance expense, expenses associated with consolidating real estate and litigation expense. For additional information, see Note 12 of the Notes to Consolidated Financial Statements.

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

For information on the accounting principles of our businesses, see Note 20 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by business and how our businesses are presented and analyzed, see Note 23 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the first quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, incentive expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, volume-related fees may decline due to reduced client activity. In the third quarter, staff expense typically increases, reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2019, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.05.

See Note 20 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

BNY Mellon 11

Investment Services business

(dollars in millions unless otherwise noted)						1Q19 vs.
	1Q19	4Q18	3Q18	2Q18	1Q18	4Q18	1Q18
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,103	$1,106	$1,136	$1,135	$1,143	—%	(3)%
Clearing services fees (b)	398	398	393	400	424	—	(6)
Issuer services fees	251	286	288	265	260	(12)	(3)
Treasury services fees	132	139	136	140	138	(5)	(4)
Total investment services fees (b)	1,884	1,929	1,953	1,940	1,965	(2)	(4)
Foreign exchange and other trading revenue	157	163	161	172	169	(4)	(7)
Other (b)(c)	113	121	116	121	116	(7)	(3)
Total fee and other revenue	2,154	2,213	2,230	2,233	2,250	(3)	(4)
Net interest revenue	796	827	827	874	844	(4)	(6)
Total revenue	2,950	3,040	3,057	3,107	3,094	(3)	(5)
Provision for credit losses	8	6	1	1	(7)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,949	2,090	1,995	1,931	1,913	(7)	2
Amortization of intangible assets	20	22	35	36	36	(9)	(44)
Total noninterest expense	1,969	2,112	2,030	1,967	1,949	(7)	1
Income before taxes	$973	$922	$1,026	$1,139	$1,152	6%	(16)%

Pre-tax operating margin	33%	30%	34%	37%	37%

Securities lending revenue	$44	$43	$52	$55	$48	2%	(8)%

Total revenue by line of business:
Asset Servicing	$1,407	$1,435	$1,458	$1,520	$1,519	(2)%	(7)%
Pershing	554	558	558	558	581	(1)	(5)
Issuer Services	396	441	453	431	418	(10)	(5)
Treasury Services	317	328	324	329	321	(3)	(1)
Clearance and Collateral Management	276	278	264	269	255	(1)	8
Total revenue by line of business	$2,950	$3,040	$3,057	$3,107	$3,094	(3)%	(5)%

Metrics:
Average loans	$33,171	$35,540	$35,044	$38,002	$39,200	(7)%	(15)%
Average deposits	$195,082	$203,416	$192,741	$203,064	$214,130	(4)%	(9)%

AUC/A at period end (in trillions) (d)	$34.5	$33.1	$34.5	$33.6	$33.5	4%	3%
Market value of securities on loan at period end (in billions) (e)	$377	$373	$415	$432	$436	1%	(14)%

Pershing:
Average active clearing accounts (U.S. platform) (in thousands)	6,169	6,125	6,108	6,080	6,075	1%	2%
Average long-term mutual fund assets (U.S. platform)	$507,606	$489,491	$527,336	$512,645	$514,542	4%	(1)%
Average investor margin loans (U.S. platform)	$10,093	$10,921	$10,696	$10,772	$10,930	(8)%	(8)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,266	$3,181	$2,995	$2,801	$2,698	3%	21%

(a)	Asset servicing fees include the fees from the Clearance and Collateral Management business.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(d)	Includes the AUC/A of CIBC Mellon of $1.3 trillion at March 31, 2019, $1.2 trillion at Dec. 31, 2018, $1.4 trillion at Sept. 30, 2018 and June 30, 2018 and $1.3 trillion at March 31, 2018.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $62 billion at March 31, 2019, $58 billion at Dec. 31, 2018, $69 billion at Sept. 30, 2018, $70 billion at June 30, 2018 and $73 billion at March 31, 2018.

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

We are one of the leading global investment services providers with $34.5 trillion of AUC/A at March 31, 2019.

•	We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance.

•	We are a leading provider of tri-party collateral management services with an average of $3.3 trillion serviced globally including approximately $2.4 trillion of the U.S. tri-party repo market.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $3.7 trillion in 34 separate markets.

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

Our Treasury Services business includes global payments, liquidity management, payables/receivables and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their liquidity, financing, risk and balance sheet challenges.

Review of financial results

AUC/A increased 3% compared with March 31, 2018 to $34.5 trillion, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 35% equity securities and 65% fixed-income securities at March 31, 2019 and 37% equity securities and 63% fixed-income securities at March 31, 2018.

Total revenue of $2.95 billion decreased 5% compared with the first quarter of 2018 and 3% (unannualized) compared with the fourth quarter of 2018. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion decreased 7% compared with the first quarter of 2018 and 2% (unannualized) compared with the fourth quarter of 2018. Both decreases primarily reflect lower foreign exchange revenue, lower net interest revenue due to lower deposits, and lower client activity. The decrease compared with the first quarter of 2018 also

BNY Mellon 13

reflects the unfavorable impact of a stronger U.S. dollar.

Pershing revenue of $554 million decreased 5% compared with the first quarter of 2018 and 1% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects the previously disclosed lost business and lower clearance volumes. The decrease compared with the fourth quarter of 2018 reflects lower net interest revenue primarily due to lower margin loans.

Issuer Services revenue of $396 million decreased 5% compared with the first quarter of 2018 and 10% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower fees in Depositary Receipts and lower net interest revenue due to lower deposits in Corporate Trust, partially offset by slightly higher volumes in Corporate Trust. The decrease compared with the fourth quarter of 2018 primarily reflects lower Depositary Receipt fees and volumes and net interest revenue in Corporate Trust.

Treasury Services revenue of $317 million decreased 1% compared with the first quarter of 2018 and 3% (unannualized) compared with the fourth quarter of 2018. Both decreases primarily reflect lower net interest revenue.

Clearance and Collateral Management revenue of $276 million increased 8% compared with the first quarter of 2018 and decreased 1% (unannualized) compared with the fourth quarter of 2018. The increase compared with the first quarter of 2018 primarily reflects growth in collateral management and clearance volumes. The decrease compared with the fourth quarter of 2018 primarily reflects lower net interest revenue due to lower deposits, partially offset by growth in clearance volumes.

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

Noninterest expense of $2.0 billion increased 1% compared with the first quarter of 2018 and decreased 7% (unannualized) compared with the fourth quarter of 2018. The increase compared with the first quarter of 2018 was primarily driven by investments in technology, partially offset by the favorable impact of a stronger U.S. dollar and lower incentive expense and bank assessment charges. The decrease compared with the fourth quarter of 2018 primarily reflects lower severance and litigation expense.

14 BNY Mellon

Investment Management business

						1Q19 vs.
(dollars in millions)	1Q19	4Q18	3Q18	2Q18	1Q18	4Q18	1Q18
Revenue:
Investment management fees (a)	$806	$826	$879	$885	$898	(2)%	(10)%
Performance fees	31	54	30	12	48	N/M	(35)
Investment management and performance fees (b)	837	880	909	897	946	(5)	(12)
Distribution and servicing	45	45	47	48	50	—	(10)
Other (a)	(18)	(35)	(18)	(4)	16	N/M	N/M
Total fee and other revenue (a)	864	890	938	941	1,012	(3)	(15)
Net interest revenue	75	73	77	77	76	3	(1)
Total revenue	939	963	1,015	1,018	1,088	(2)	(14)
Provision for credit losses	1	1	(2)	2	2	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	660	702	688	685	692	(6)	(5)
Amortization of intangible assets	9	13	13	12	13	(31)	(31)
Total noninterest expense	669	715	701	697	705	(6)	(5)
Income before taxes	$269	$247	$316	$319	$381	9%	(29)%

Pre-tax operating margin	29%	26%	31%	31%	35%
Adjusted pre-tax operating margin – Non-GAAP (c)	32%	29%	35%	35%	39%

Total revenue by line of business:
Asset Management	$637	$660	$704	$702	$770	(3)%	(17)%
Wealth Management	302	303	311	316	318	—	(5)
Total revenue by line of business	$939	$963	$1,015	$1,018	$1,088	(2)%	(14)%

Average balances:
Average loans	$16,403	$16,485	$16,763	$16,974	$16,876	—%	(3)%
Average deposits	$15,815	$14,893	$14,634	$14,252	$13,363	6%	18%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
On a constant currency basis, investment management and performance fees decreased 9% (Non-GAAP) compared with the first quarter of 2018. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 38 for the reconciliation of this Non-GAAP measure.

(c)	Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 38 for the reconciliation of this Non-GAAP measure.
N/M - Not meaningful.

BNY Mellon 15

AUM trends						1Q19 vs.
(dollars in billions)	1Q19	4Q18	3Q18	2Q18	1Q18	4Q18	1Q18
AUM at period end, by product type: (a)
Equity	$149	$135	$167	$160	$161	10%	(7)%
Fixed income	208	200	202	197	206	4	1
Index	333	301	352	334	333	11	—
Liability-driven investments	709	659	652	663	700	8	1
Multi-asset and alternative investments	178	167	184	181	185	7	(4)
Cash	264	260	271	270	283	2	(7)
Total AUM by product type	$1,841	$1,722	$1,828	$1,805	$1,868	7%	(1)%

Changes in AUM: (a)
Beginning balance of AUM	$1,722	$1,828	$1,805	$1,868	$1,893
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(8)	(2)	(3)	—
Fixed income	3	(1)	2	(4)	7
Liability-driven investments	5	14	16	2	13
Multi-asset and alternative investments	(4)	(2)	2	(3)	(3)
Total long-term active strategies inflows (outflows)	—	3	18	(8)	17
Index	(2)	(11)	(3)	(7)	(13)
Total long-term strategies (outflows) inflows	(2)	(8)	15	(15)	4
Short-term strategies:
Cash	2	(10)	—	(11)	(14)
Total net inflows (outflows)	—	(18)	15	(26)	(10)
Net market impact	103	(69)	18	17	(14)
Net currency impact	16	(19)	(10)	(53)	29
Acquisition/divestiture/other	—	—	—	(1)	(30)
Ending balance of AUM	$1,841	$1,722	$1,828	$1,805	$1,868	7%	(1)%

Wealth Management client assets (b)	$253	$239	$261	$254	$255	6%	(1)%
(a)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
(b)    Includes AUM and AUC/A in the Wealth Management business. The first quarter of 2018 amount was revised to include additional AUC/A.

Business description

Our Investment Management business consists of two lines of business, Asset Management and Wealth Management. The Asset Management business offers diversified investment management strategies and distribution of investment products. The Wealth Management business provides investment management, custody, wealth and estate planning and private banking services. See pages 18 and 19 of our 2018 Annual Report for additional information on our Investment Management business.

Review of financial results

AUM decreased 1% compared with March 31, 2018 primarily reflecting the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows, partially offset by higher market values.

Net long-term strategy outflows were $2 billion in the first quarter of 2019, resulting from outflows in equity and multi-asset and alternative investment strategies, partially offset by inflows in liability-driven investment and fixed income strategies. Market and regulatory trends have resulted in increased demand for lower fee asset management products, and for performance-based fees.

Total revenue of $939 million decreased 14% compared with the first quarter of 2018 and 2% (unannualized) compared with the fourth quarter of 2018.

Asset Management revenue of $637 million decreased 17% compared with the first quarter of 2018 and 3% (unannualized) compared with the fourth quarter of 2018. Almost half of the decrease compared with the first quarter of 2018 resulted from the impact of the 2018 divestitures and the unfavorable impact of a stronger U.S. dollar

16 BNY Mellon

(principally versus the British pound). The rest of the decrease primarily reflects the impact of the cumulative AUM outflows since the first quarter of 2018 and lower performance fees. The decrease compared with the fourth quarter of 2018 primarily reflects the timing of performance fees and the impact of outflows, partially offset by higher equity market values.

Wealth Management revenue of $302 million decreased 5% compared with the first quarter of 2018 and decreased slightly (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower net interest revenue and fees.

Revenue generated in the Investment Management business included 40% from non-U.S. sources in the first quarter of 2019, compared with 42% in both the first quarter of 2018 and fourth quarter of 2018.

Noninterest expense of $669 million decreased 5% compared with the first quarter of 2018 and 6% (unannualized) compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower distribution and servicing expense, the favorable impact of a stronger U.S. dollar and lower incentive expense. The decrease compared with the fourth quarter of 2018 was primarily driven by lower severance and business development expenses.

Other segment

(in millions)	1Q19	4Q18	3Q18	2Q18	1Q18
Fee revenue	$29	$29	$7	$40	$57
Net securities gains (losses)	1	—	—	1	(49)
Total fee and other revenue	30	29	7	41	8
Net interest (expense)	(30)	(15)	(13)	(35)	(1)
Total revenue (loss)	—	14	(6)	6	7
Provision for credit losses	(2)	(7)	(2)	(6)	—
Noninterest expense	61	160	6	81	87
(Loss) before taxes	$(59)	$(139)	$(10)	$(69)	$(80)

Average loans and leases	$1,784	$1,809	$2,000	$2,090	$2,530

See page 20 of our 2018 Annual Report for additional information on the Other segment.

Review of financial results

Fee revenue decreased $28 million compared with the first quarter of 2018, primarily reflecting asset-related gains recorded in the first quarter of 2018.

Net interest expense increased $29 million compared with the first quarter of 2018 and $15 million compared with the fourth quarter of 2018. The increase compared with the first quarter of 2018 primarily reflects corporate treasury activity.

Noninterest expense decreased $26 million compared with the first quarter of 2018 and $99 million compared with the fourth quarter of 2018. The decrease compared with the first quarter of 2018 primarily reflects lower incentive expense. The decrease compared with the fourth quarter of 2018 primarily reflects severance and the expenses associated with relocating our corporate headquarters, both recorded in the fourth quarter of 2018.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

BNY Mellon 17

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2018 Annual Report, pages 24-25
Fair value of financial instruments and derivatives	2018 Annual Report, pages 25-27
Goodwill and other intangibles	2018 Annual Report, page 27
Litigation and regulatory contingencies	“Legal proceedings” in Note 19 of the Notes to Consolidated Financial Statements.

Consolidated balance sheet review

One of our key risk management objectives is to maintain a balance sheet that remains strong throughout market cycles to meet the expectations of our major stakeholders, including our shareholders, clients, creditors and regulators.

We also seek to undertake overall liquidity risk, including intraday liquidity risk, that stays within our risk appetite. The objective of our balance sheet management strategy is to maintain a balance sheet that is characterized by strong liquidity and asset quality, ready access to external funding sources at competitive rates and a strong capital structure that supports our risk-taking activities and is adequate to absorb potential losses. In managing the balance sheet, appropriate consideration is given to balancing the competing needs of maintaining sufficient levels of liquidity and complying with applicable regulations and supervisory expectations while optimizing profitability.

At March 31, 2019, total assets were $346 billion, compared with $363 billion at Dec. 31, 2018. The decrease in total assets was primarily driven by lower interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements. Deposits totaled $222 billion at March 31, 2019, compared with $239 billion at Dec. 31, 2018. The decrease reflects lower noninterest-bearing deposits principally in U.S. offices and interest-bearing deposits in both U.S. and non-U.S. offices. At

March 31, 2019, total interest-bearing deposits were 56% of total interest-earning assets, compared with 54% at Dec. 31, 2018.

At March 31, 2019, we had $54 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $67 billion of cash (including $61 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $121 billion of available funds. This compares with available funds of $135 billion at Dec. 31, 2018. Total available funds as a percentage of total assets were 35% at March 31, 2019 and 37% at Dec. 31, 2018. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Securities were $117.5 billion, or 34% of total assets, at March 31, 2019, compared with $119.8 billion, or 33% of total assets, at Dec. 31, 2018. The decrease primarily reflects a lower investment in U.S. Treasury securities partially offset by additional investment in sovereign debt/sovereign guaranteed securities and gains on the portfolio. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $53 billion, or 15% of total assets, at March 31, 2019, compared with $57 billion, or 16% of total assets, at Dec. 31, 2018. The decrease was primarily driven by lower margin loans, overdrafts and loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28 billion at March 31, 2019 and $29 billion at Dec. 31, 2018. The decrease reflects maturities of $1.5 billion, partially offset by an increase in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.2 billion from $40.6 billion at Dec. 31, 2018. For additional information on our capital, see “Capital.”

18 BNY Mellon

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of March 31, 2019, as well as certain countries with higher risk profiles, and is presented on an internal risk management basis. We monitor our exposure to these and other countries as part of our internal country risk management process.

The country risk exposure below reflects the Company’s risk to an immediate default of the counterparty or obligor based on the country of residence of the entity which incurs the liability. If there is credit risk mitigation, the country of residence of the entity providing the risk mitigation is the country of risk. The country of risk for investment securities is generally based on the domicile of the issuer of the security.

Country risk exposure	Interest-bearing deposits			Investment securities (b)		Total exposure
(in billions)	Central banks	Banks	Lending (a)		Other (c)
Top 10 country exposure:
UK	$14.0	$0.8	$2.4	$3.9	$2.4	$23.5
Germany	18.0	0.5	0.7	2.8	0.3	22.3
Japan	8.1	2.4	0.1	—	0.2	10.8
Belgium	4.4	0.3	0.1	0.3	—	5.1
Canada	—	1.3	0.2	2.2	0.7	4.4
Luxembourg	0.7	0.2	0.3	—	1.7	2.9
France	—	—	—	2.1	0.5	2.6
China	—	1.9	0.4	—	0.2	2.5
Ireland	—	0.1	0.3	0.6	1.1	2.1
Netherlands	—	—	0.2	1.7	0.1	2.0
Total Top 10 country exposure	$45.2	$7.5	$4.7	$13.6	$7.2	$78.2	(d)

Select country exposure:
Spain	$—	$0.2	$—	$1.3	$—	$1.5
Brazil	—	—	1.3	0.1	0.1	1.5
Italy	—	0.4	—	1.0	—	1.4
Turkey	—	—	0.2	—	—	0.2
Total select country exposure	$—	$0.6	$1.5	$2.4	$0.1	$4.6

(a)	Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.

(b)	Investment securities include both the available-for-sale and held-to-maturity portfolios.

(c)	Other exposures include securities financing and over-the-counter (“OTC”) derivative transactions, net of collateral.

(d)	The top 10 country exposures comprise approximately 80% of our total non-U.S. exposure.

Our largest country risk exposure, based on our internal country risk management process at March 31, 2019, was to the UK, which is planning to withdraw from the EU. For additional information, see “Recent accounting and regulatory developments - The United Kingdom’s Withdrawal from the European Union (“Brexit”)” and in our 2018 Annual Report, “Risk Factors - The United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations.”

Select country exposure

Events in recent years have resulted in increased focus on Spain, Brazil, Italy and Turkey. The country risk exposure to Spain and Italy primarily consists of investment grade sovereign debt. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services. The country risk exposure to Turkey consists primarily of syndicated credit facilities. We mainly provide treasury and issuer services to the top 10 largest financial institutions in Turkey.

BNY Mellon 19

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	Dec. 31, 2018		1Q19 change in unrealized gain (loss)	March 31, 2019			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
													BB+ and lower
(dollars in millions)	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency residential mortgage-backed securities (“RMBS”)	$50,214		$428	$51,331	$50,872		99%	$(459)		100%	—%	—%	—%	—%
U.S. Treasury	24,792		55	19,615	19,545		100	(70)		100	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	11,577		26	12,704	12,811		101	107		76	5	18	1	—
Agency commercial mortgage-backed securities (“MBS”)	10,947		39	10,845	10,800		100	(45)		100	—	—	—	—
U.S. government agencies	3,157		13	3,559	3,556		100	(3)		100	—	—	—	—
Supranational	3,006		14	3,532	3,541		100	9		100	—	—	—	—
CLOs	3,364		21	3,398	3,373		99	(25)		98	—	—	1	1
Foreign covered bonds (d)	2,959		13	3,051	3,053		100	2		100	—	—	—	—
State and political subdivisions	2,264		21	2,166	2,183		101	17		78	21	—	—	1
Other asset-backed securities (“ABS”)	1,773		1	2,039	2,037		100	(2)		99	—	1	—	—
Non-agency commercial MBS	1,470		16	1,481	1,476		100	(5)		97	3	—	—	—
Non-agency RMBS (e)	1,427		(7)	1,129	1,354		120	225		11	12	6	46	25
Corporate bonds	1,054		23	900	903		100	3		14	68	18	—	—
Other	1,238		—	1,474	1,476		100	2		95	—	—	—	5
Total securities	$119,242	(f)	$663	$117,224	$116,980	(f)	100%	$(244)	(f)(g)	95%	2%	2%	1%	—%

(a)	Amortized cost reflects historical impairments.

(b)	Represents ratings by Standard & Poor's (“S&P”) or the equivalent.

(c)	Primarily consists of exposure to UK, Germany, France, Spain, Italy and the Netherlands.

(d)	Primarily consists of exposure to Canada, UK, Australia and Sweden.

(e)	Includes RMBS that were included in the former Grantor Trust of $832 million at Dec. 31, 2018 and $791 million at March 31, 2019.

(f)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $131 million at Dec. 31, 2018 and net unrealized losses of $252 million at March 31, 2019.

(g)	Unrealized gains of $28 million at March 31, 2019 related to available-for-sale securities, net of hedges.

The fair value of our securities portfolio, including related hedges, was $117.0 billion at March 31, 2019, compared with $119.2 billion at Dec. 31, 2018. The decrease primarily reflects a lower investment in U.S. Treasury securities, partially offset by additional investments in sovereign debt/sovereign guaranteed securities and unrealized gains on the portfolio.

At March 31, 2019, the total securities portfolio had a net unrealized loss of $244 million, compared with a net unrealized loss of $907 million at Dec. 31, 2018, including the impact of related hedges. The decrease in the net unrealized pre-tax loss was primarily driven by lower market interest rates.

The unrealized gain, net of tax, on our available-for-sale securities portfolio included in accumulated other comprehensive income (“OCI”) was $22 million at March 31, 2019, compared with an unrealized loss, net of tax, of $167 million at Dec. 31, 2018.

At March 31, 2019, 95% of the securities in our portfolio were rated AAA/AA-, unchanged when compared with Dec. 31, 2018.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 16 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

20 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the securities portfolio and accretable discount related to the 2009 restructuring of the securities portfolio.

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	1Q19	4Q18	3Q18	2Q18	1Q18
Amortizable purchase premium (net of discount) relating to securities:
Balance at period end	$1,388	$1,429	$1,536	$1,642	$1,827
Estimated average life remaining at period end (in years)	4.8	5.0	5.2	5.3	5.2
Amortization	$78	$92	$108	$115	$122
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period end	$193	$207	$224	$239	$250
Estimated average life remaining at period end (in years)	6.3	6.3	6.3	6.3	6.3
Accretion	$16	$17	$20	$24	$25

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	March 31, 2019			Dec. 31, 2018
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$10.9	$34.1	$45.0	$11.6	$34.0	$45.6
Commercial	2.1	15.2	17.3	2.1	15.2	17.3
Subtotal institutional	13.0	49.3	62.3	13.7	49.2	62.9
Wealth management loans and mortgages	15.8	0.9	16.7	16.0	0.8	16.8
Commercial real estate	4.9	3.3	8.2	4.8	3.5	8.3
Lease financings	1.2	—	1.2	1.3	—	1.3
Other residential mortgages	0.6	—	0.6	0.6	—	0.6
Overdrafts	4.5	—	4.5	5.5	—	5.5
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	41.2	53.5	94.7	43.1	53.5	96.6
Margin loans	12.3	1.1	13.4	13.5	0.1	13.6
Total	$53.5	$54.6	$108.1	$56.6	$53.6	$110.2

At March 31, 2019, total exposures of $108.1 billion decreased 2% compared with Dec. 31, 2018, primarily reflecting lower overdrafts and exposure in the financial institutions portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 58% of our total exposure at March 31, 2019 and 57% at Dec. 31, 2018. Additionally, most of our overdrafts relate to financial institutions.
Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2019					Dec. 31, 2018
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.9	$22.7	$25.6	99%	99%	$3.1	$22.5	$25.6
Asset managers	1.0	6.5	7.5	98	83	1.3	6.1	7.4
Banks	5.9	1.3	7.2	72	94	6.3	1.6	7.9
Insurance	0.1	2.4	2.5	100	11	0.1	2.5	2.6
Government	0.1	0.5	0.6	100	38	0.1	0.5	0.6
Other	0.9	0.7	1.6	87	58	0.7	0.8	1.5
Total	$10.9	$34.1	$45.0	94%	88%	$11.6	$34.0	$45.6

BNY Mellon 21

The financial institutions portfolio exposure was $45.0 billion at March 31, 2019, a decrease of 1% from Dec. 31, 2018, primarily reflecting a decrease in exposure to banks.

Financial institution exposures are high-quality, with 94% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2019. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 88% expire within one year and 18% expire within 90 days. In addition, 82% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

At March 31, 2019, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $20.6 billion and was primarily included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 94% due in less than one year. The investment grade percentage of our bank exposure was 72% at March 31, 2019, compared with 77% at Dec. 31, 2018. Our non-investment grade exposures are primarily in Brazil. These loans are primarily trade finance loans.

The asset manager portfolio exposure was high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2019. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2019					Dec. 31, 2018
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.9	$5.2	$6.1	96%	7%	$0.8	$5.1	$5.9
Services and other	0.7	5.0	5.7	97	18	0.7	4.8	5.5
Energy and utilities	0.4	3.9	4.3	91	9	0.5	4.1	4.6
Media and telecom	0.1	1.1	1.2	93	8	0.1	1.2	1.3
Total	$2.1	$15.2	$17.3	95%	11%	$2.1	$15.2	$17.3

The commercial portfolio exposure was $17.3 billion at March 31, 2019, unchanged from Dec. 31, 2018.

Utilities-related exposure represents approximately 77% of the energy and utilities portfolio at March 31, 2019. Included in this portfolio is unsecured funded exposure of approximately $100 million to a California utility company that filed for bankruptcy in the first quarter of 2019.

The remaining exposure in the energy and utilities portfolio, which includes exposure to refining, exploration and production companies, integrated companies and pipelines, was 94% investment grade at March 31, 2019, and 88% at Dec. 31, 2018.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

22 BNY Mellon

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018

Financial institutions	94%	95%	94%	94%	93%
Commercial	95%	95%	95%	96%	95%

Wealth management loans and mortgages

Our wealth management exposure was $16.7 billion at March 31, 2019, compared with $16.8 billion at Dec. 31, 2018. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at March 31, 2019.

At March 31, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 40%.

Commercial real estate

Our commercial real estate exposure totaled $8.2 billion at March 31, 2019, compared with $8.3 billion at Dec. 31, 2018. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At March 31, 2019, 62% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 44% secured by residential buildings, 35% secured by office buildings, 11% secured by retail properties and 10% secured by other categories. Approximately 95% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At March 31, 2019, our commercial real estate portfolio consisted of the following concentrations: New York metro - 43%; REITs and real estate operating companies - 37%; and other - 20%.

Lease financings

The leasing portfolio exposure totaled $1.2 billion at March 31, 2019 and $1.3 billion at Dec. 31, 2018. At March 31, 2019, the lease financings portfolio consisted of exposures backed by well-diversified assets, including large-ticket transportation equipment, and approximately 97% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $574 million at March 31, 2019 and $594 million at Dec. 31, 2018. Included in this portfolio at March 31, 2019 were $120 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 13% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $2.6 billion at both March 31, 2019 and Dec. 31, 2018 related to a term loan program that offers fully collateralized loans to broker-dealers.

BNY Mellon 23

Asset quality and allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2019	Dec. 31, 2018	March 31, 2018
(dollars in millions)
Non-margin loans	$41,176	$43,080	$45,670
Margin loans	12,311	13,484	15,139
Total loans	$53,487	$56,564	$60,809
Beginning balance of allowance for credit losses	$252	$251	$261
Provision for credit losses	7	—	(5)
Net (charge-offs) recoveries:
Commercial	(11)	—	—
Foreign	—	1	—
Net (charge-offs) recoveries	(11)	1	—
Ending balance of allowance for credit losses	$248	$252	$256
Allowance for loan losses	$146	$146	$156
Allowance for lending-related commitments	102	106	100
Allowance for loan losses as a percentage of total loans	0.27%	0.26%	0.26%
Allowance for loan losses as a percentage of non-margin loans	0.35	0.34	0.34
Total allowance for credit losses as a percentage of total loans	0.46	0.45	0.42
Total allowance for credit losses as a percentage of non-margin loans	0.60	0.58	0.56

The allowance for credit losses decreased $4 million compared with Dec. 31, 2018, primarily reflecting a decrease in loan exposure.

The provision for credit losses of $7 million in the first quarter of 2019 was driven by our exposure to a California utility company that filed for bankruptcy. The provision for credit losses was a credit of $5 million in the first quarter of 2018. There was no provision for credit loss in the fourth quarter of 2018.

We had $12.3 billion of secured margin loans on our balance sheet at March 31, 2019 compared with $13.5 billion at Dec. 31, 2018 and $15.1 billion at March 31, 2018. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2018 Annual Report, we have allocated our allowance for credit losses as follows.

Allocation of allowance	March 31, 2019	Dec. 31, 2018	March 31, 2018

Commercial	33%	32%	29%
Commercial real estate	30	30	29
Foreign	12	13	14
Financial institutions	9	9	9
Wealth management (a)	8	8	9
Other residential mortgages	6	6	7
Lease financing	2	2	3
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

24 BNY Mellon

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $57 million, while if each credit were rated one grade worse, the allowance would have increased by $111 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $36 million, while if the loss given default were one rating better, the allowance would have decreased by $27 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table presents our nonperforming assets.

Nonperforming assets	March 31, 2019	Dec. 31, 2018
(dollars in millions)
Nonperforming loans:
Commercial	$96	$—
Other residential mortgages	65	67
Wealth management loans and mortgages	11	9
Total nonperforming loans	172	76
Other assets owned	2	3
Total nonperforming assets	$174	$79
Nonperforming assets ratio	0.33%	0.14%
Nonperforming assets ratio, excluding margin loans	0.42	0.18
Allowance for loan losses/nonperforming loans	84.9	192.1
Allowance for loan losses/nonperforming assets	83.9	184.8
Total allowance for credit losses/nonperforming loans	144.2	331.6
Total allowance for credit losses/nonperforming assets	142.5	319.0

Nonperforming assets activity	March 31, 2019	Dec. 31, 2018
(in millions)
Balance at beginning of quarter	$79	$81
Additions	145	4
Return to accrual status	(2)	(1)
Charge-offs	—	(1)
Paydowns/sales	(48)	(4)
Balance at end of quarter	$174	$79

Nonperforming assets increased by $95 million compared with Dec. 31, 2018, primarily reflecting loans to a California utility company that filed for bankruptcy.

Deposits

Total deposits were $222.4 billion at March 31, 2019, a decrease of 7%, compared with $238.8 billion at Dec. 31, 2018. The decrease reflects lower noninterest-bearing deposits principally in U.S. offices and interest-bearing deposits in both U.S. and non-U.S. offices.

Noninterest-bearing deposits were $60.0 billion at March 31, 2019 compared with $70.8 billion at Dec. 31, 2018. Interest-bearing deposits were $162.4 billion at March 31, 2019 compared with $168.0 billion at Dec. 31, 2018.

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

BNY Mellon 25

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Maximum month-end balance during the quarter	$12,113	$14,243	$21,600
Average daily balance (a)	$11,922	$10,980	$18,963
Weighted-average rate during the quarter (a)	11.26%	10.95%	2.29%
Ending balance (b)	$11,761	$14,243	$21,600
Weighted-average rate at period end (b)	9.82%	12.99%	2.24%

(a)
Includes the average impact of offsetting under enforceable netting agreements of $44,091 million for the first quarter of 2019, $42,721 million for the fourth quarter of 2018 and $13,870 million for the first quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 2.40% for the first quarter of 2019, 2.24% for the fourth quarter of 2018 and 1.32% for the first quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.

(b)	Includes the impact of offsetting under enforceable netting agreements of $47,461 million at March 31, 2019, $76,040 million at Dec. 31, 2018 and $18,763 million at March 31, 2018.

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods reflect changes in overnight borrowing opportunities. The increase in the weighted-average rates, compared with both Dec. 31, 2018 and March 31, 2018, primarily reflects the increase in repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense gross, but the average balances are reduced as a result of the impact of offsetting under enforceable netting agreements. The increased activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Maximum month-end balance during the quarter	$20,343	$19,731	$20,905
Average daily balance (a)	$19,291	$18,955	$20,389
Weighted-average rate during the quarter (a)	1.76%	1.61%	0.75%
Ending balance	$19,310	$19,731	$20,172
Weighted-average rate at period end	1.75%	1.62%	0.85%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $16,108 million in the first quarter of 2019, $15,727 million in the fourth quarter of 2018 and $17,101 million in the first quarter of 2018.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Maximum month-end balance during the quarter	$4,601	$1,939	$3,936
Average daily balance	$1,377	$353	$3,131
Weighted-average rate during the quarter	2.44%	2.41%	1.59%
Ending balance	$2,773	$1,939	$3,936
Weighted-average rate at period end	2.40%	2.34%	1.97%

The Bank of New York Mellon issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The fluctuations in the commercial paper balances, compared with prior periods, primarily reflects management of overall liquidity. The increase in weighted-average rates, compared with prior periods, primarily reflects increases in the Fed Funds effective rate and the issuance of higher-yielding term commercial paper.

26 BNY Mellon

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Maximum month-end balance during the quarter	$3,969	$3,227	$2,227
Average daily balance	$3,305	$2,903	$2,119
Weighted-average rate during the quarter	2.87%	2.44%	1.67%
Ending balance	$3,932	$3,227	$1,550
Weighted-average rate at period end	3.31%	2.64%	2.03%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank (“FHLB”), overdrafts of sub-custodian account balances in our Investment Services businesses, capital lease obligations and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The increase in other borrowed funds, compared with prior periods primarily reflects an increase in borrowings from the FHLB.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to roll over or issue new debt, especially during periods of market stress, at a reasonable cost, and in order to meet its short-term (up to one year) obligations. Funding liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or our financial condition. Funding liquidity risk can arise from funding mismatches, market constraints from the inability to convert assets into cash, the inability to hold or raise cash, low overnight deposits, deposit run-off or contingent liquidity events.

We also manage liquidity risk on an intraday basis. Intraday liquidity risk is the risk that BNY Mellon cannot access funds during the business day to make payments or settle immediate obligations, usually in real time. Intraday liquidity risk can arise from timing mismatches, market constraints from the inability to convert assets into cash, the inability to raise cash intraday, low overnight deposits and/or adverse stress events.

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of March 31, 2019, the Parent was in compliance with this policy.

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2018 Annual Report.

We define available funds for internal liquidity management purposes as cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks and liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements). The following table presents our total available funds, including liquid funds, at period end and on an average basis.

Available funds	March 31, 2019	Dec. 31, 2018	Average
(dollars in millions)			1Q19	4Q18	1Q18
Cash and due from banks	$5,980	$5,864	$4,853	$5,091	$5,047
Interest-bearing deposits with the Federal Reserve and other central banks	60,699	67,988	63,583	63,916	79,068
Interest-bearing deposits with banks	13,681	14,148	13,857	14,666	13,850
Federal funds sold and securities purchased under resale agreements	40,158	46,795	28,968	28,843	27,903
Total available funds	$120,518	$134,795	$111,261	$112,516	$125,868
Total available funds as a percentage of total assets	35%	37%	33%	33%	35%

BNY Mellon 27

Total available funds were $120.5 billion at March 31, 2019, compared with $134.8 billion at Dec. 31, 2018. The decrease was primarily due to lower interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $17.9 billion for the first quarter of 2019 and $25.8 billion for the first quarter of 2018. The decrease primarily reflects a decline in federal funds purchased and securities sold under repurchase agreements.

Average foreign deposits, primarily from our European-based Investment Services business, were $89.3 billion for the first quarter of 2019, compared with $104.1 billion for the first quarter of 2018. The decrease primarily reflects client activity. Average interest-bearing domestic deposits were $70.6 billion for the first quarter of 2019 and $51.6 billion for the first quarter of 2018. The increase primarily reflects higher demand deposits.

Average payables to customers and broker-dealers were $16.1 billion for the first quarter of 2019 and

$17.1 billion for the first quarter of 2018. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $28.3 billion for the first quarter of 2019 and $28.4 billion for the first quarter of 2018.

Average noninterest-bearing deposits decreased to $54.6 billion for the first quarter of 2019 from $71.0 billion for the first quarter of 2018, primarily reflecting client activity.

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

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2019
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1		A	AA-		AA (low)
Subordinated debt	A2		A-	A+		A (high)
Preferred stock	Baa1		BBB	BBB		A (low)
Outlook - Parent	Stable		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA		AA
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA
Short-term deposits	P1		A-1+	F1+		R-1 (high)
Commercial paper	P1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA	(a)	AA
Long-term deposits	Aa1		AA-	AA+		AA
Short-term deposits	P1		A-1+	F1+		R-1 (high)

Outlook - Banks	Stable		Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.
NR - Not rated.

28 BNY Mellon

Long-term debt totaled $27.9 billion at March 31, 2019 and $29.2 billion at Dec. 31, 2018. The decrease reflects maturities of $1.5 billion, partially offset by an increase in the fair value of hedged long-term debt. The Parent has $2.8 billion of long-term debt that will mature in the remainder of 2019.

The Bank of New York Mellon, our largest bank subsidiary, may issue notes and certificates of deposit (“CDs”). At March 31, 2019 and Dec. 31, 2018, $3.6 billion and $2.8 billion, respectively, of CDs were outstanding. At both March 31, 2019 and Dec. 31, 2018, $1 billion of notes issued by The Bank of New York Mellon were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper outstanding was $1.4 billion for the first quarter of 2019 and $3.1 billion for the first quarter of 2018. Commercial paper outstanding was $2.8 billion at March 31, 2019 and $1.9 billion at Dec. 31, 2018.

Subsequent to March 31, 2019, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.2 billion, without the need for a regulatory waiver. In addition, at March 31, 2019, non-bank subsidiaries of the Parent had liquid assets of approximately $1.7 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has three separate uncommitted lines of credit amounting to $750 million in aggregate. There were no borrowings under these lines in the first quarter of 2019. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has three separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $3 million, in aggregate, in the first quarter of 2019.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 78% of total revenue in the first quarter of 2019, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 117.3% at March 31, 2019 and 117.7% at Dec. 31, 2018, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2019, a quarterly cash dividend of $0.28 per common share was paid to common shareholders. Our common stock dividend payout ratio was 30% for the first quarter of 2019.

In the first quarter of 2019, we repurchased 10.5 million common shares at an average price of $52.72 per common share for a total cost of $555 million.

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

BNY Mellon 29

The following table presents the consolidated HQLA at March 31, 2019, and the average HQLA and average LCR for the first quarter of 2019.

Consolidated HQLA and LCR	March 31, 2019
(dollars in billions)
Securities (a)	$115
Cash (b)	54
Total consolidated HQLA (c)	$169

Total consolidated HQLA - average (c)	$160
Average LCR	118%

(a)	Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $121 billion at March 31, 2019 and averaged $113 billion for the first quarter of 2019.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2019.

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

Net cash used for operating activities was $949 million in the three months ended March 31, 2019, compared with $852 million in the three months ended March 31, 2018. In the three months ended March 31, 2019, cash flows used for operations primarily resulted from the change in accruals and other, net, partially offset by earnings. In the three months ended March 31, 2018, cash flows used for operations primarily resulted from changes in trading assets and liabilities, partially offset by earnings.

Net cash provided by investing activities was $20.8 billion in the three months ended March 31, 2019, compared with net cash used for investing activities of $1.4 billion in the three months ended March 31, 2018. In the three months ended March 31, 2019, net cash provided by investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, changes in federal funds sold and securities purchased under resale agreements, and net changes in securities and loans. In the three months ended March 31, 2018, net cash used for investing activity primarily reflects changes in interest-bearing deposits with banks and changes in federal funds sold and securities purchased under resale agreements, partially offset by changes in interest-bearing deposits with the Federal Reserve and other central banks and net changes in securities.

Net cash used for financing activities was $19.8 billion in the three months ended March 31, 2019, compared with net cash provided by financing activities of $1.0 billion in the three months ended March 31, 2018. In the three months ended March 31, 2019, net cash used for financing activities primarily reflects the change in deposits, change in federal funds purchased and securities sold under repurchase agreements, and repayment of long-term debt. In the three months ended March 31, 2018, net cash provided by financing activities primarily reflects changes in federal funds purchased and securities sold under repurchase agreements and net proceeds from the issuance of long-term debt, partially offset by changes in deposits, changes in other borrowed funds and repayment of long-term debt.

30 BNY Mellon

Capital

Capital data (dollars in millions except per share amounts; common shares in thousands)	March 31, 2019	Dec. 31, 2018
Average common equity to average assets	11.0%	11.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.9%	10.2%
Total BNY Mellon shareholders’ equity	$41,225	$40,638
Total BNY Mellon common shareholders’ equity (a)	$37,683	$37,096
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,896	$18,290
Book value per common share (a)	$39.36	$38.63
Tangible book value per common share – Non-GAAP (a)	$19.74	$19.04
Closing stock price per common share	$50.43	$47.07
Market capitalization	$48,288	$45,207
Common shares outstanding	957,517	960,426

Cash dividends per common share	$0.28	$0.28
Common dividend payout ratio	30%	33%
Common dividend yield (annualized)	2.3%	2.4%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 38 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.2 billion at March 31, 2019 from $40.6 billion at Dec. 31, 2018. The increase primarily reflects earnings, unrealized gain in our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by common stock repurchases and dividend payments.

In the first quarter of 2019, we repurchased 10.5 million common shares at an average price of $52.72 per common share for a total of $555 million under the current program.

The unrealized gain, net of tax, on our available-for-sale securities portfolio included in accumulated OCI was $22 million at March 31, 2019, compared with an unrealized loss of $167 million at Dec. 31, 2018. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of March 31, 2019 and Dec. 31,

2018, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.”

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation - Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors - Operational Risk - Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both in our 2018 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2018 Annual Report. BNY Mellon is subject to the U.S. capital rules, which were gradually phased-in over a multi-year period through Jan. 1, 2019. The phase-in requirements for consolidated capital were completed on Jan. 1, 2018.

Our risk-based capital adequacy is determined using the higher of RWAs determined using the Advanced Approach and Standardized Approach.

BNY Mellon 31

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2019						Dec. 31, 2018
	Well capitalized		Minimum required	(a)	Capital ratios	(b)	Capital ratios	(b)

Consolidated regulatory capital ratios: (c)
Advanced Approach:
CET1 ratio	N/A	(d)	8.5%		11.1%		10.7%
Tier 1 capital ratio	6%		10		13.2		12.8
Total capital ratio	10%		12		14.0		13.6
Standardized Approach:
CET1 ratio	N/A	(d)	8.5%		12.0%		11.7%
Tier 1 capital ratio	6%		10		14.3		14.1
Total capital ratio	10%		12		15.3		15.1
Tier 1 leverage ratio	N/A	(d)	4		6.8		6.6
SLR (e)	N/A	(d)	5		6.3		6.0

The Bank of New York Mellon regulatory capital ratios: (c)
Advanced Approach:
CET1 ratio	6.5%		7%		14.2%		14.0%
Tier 1 capital ratio	8		8.5		14.4		14.3
Total capital ratio	10		10.5		14.9		14.7
Tier 1 leverage ratio	5		4		7.6		7.6
SLR (e)	6		3		6.9		6.8

(a)	Minimum requirements for March 31, 2019 include minimum thresholds plus currently applicable buffers.

(b)
Our banking subsidiaries’ regulatory capital ratios continue to be subject to phase-in adjustments required under the U.S. capital rules. Our consolidated regulatory capital ratios are fully phased-in.

(c)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. The Tier 1 leverage ratio is based on Tier 1 capital and quarterly average total assets. The fully phased-in U.S. G-SIB surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%.

(d)	The Federal Reserve’s regulations do not establish well capitalized thresholds for these measures for BHCs.

(e)	The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures.

Our CET1 ratio determined under the Advanced Approach was 11.1% at March 31, 2019 and 10.7% at Dec. 31, 2018. The ratio increased compared to Dec. 31, 2018, reflecting capital generated through earnings, the unrealized gain in our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by capital deployed through common stock repurchased and dividends paid.

Our SLR was 6.3% at March 31, 2019 and 6.0% at Dec. 31, 2018.

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

32 BNY Mellon

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets	March 31, 2019	Dec. 31, 2018
(in millions)
CET1:
Common shareholders’ equity	$37,683	$37,096
Adjustments for:
Goodwill and intangible assets (a)	(18,787)	(18,806)
Net pension fund assets	(334)	(320)
Equity method investments	(357)	(361)
Deferred tax assets	(43)	(42)
Other	(6)	—
Total CET1	18,156	17,567
Other Tier 1 capital:
Preferred stock	3,542	3,542
Other	(59)	(65)
Total Tier 1 capital	$21,639	$21,044
Tier 2 capital:
Subordinated debt	$1,250	$1,250
Allowance for credit losses	248	252
Other	(1)	(10)
Total Tier 2 capital – Standardized Approach	1,497	1,492
Excess of expected credit losses	53	65
Less: Allowance for credit losses	248	252
Total Tier 2 capital – Advanced Approach	$1,302	$1,305
Total capital:
Standardized Approach	$23,136	$22,536
Advanced Approach	$22,941	$22,349

Risk-weighted assets:
Standardized Approach	$151,101	$149,618
Advanced Approach:
Credit Risk	$92,798	$92,917
Market Risk	3,507	3,454
Operational Risk	67,313	68,300
Total Advanced Approach	$163,618	$164,671

Average assets for Tier 1 leverage ratio	$316,586	$319,007
Total leverage exposure for SLR	$344,829	$347,943

(a)	Reduced by deferred tax liabilities associated with intangible assets and tax deductible goodwill.

The table below presents the factors that impacted the CET1 capital.

CET1 generation	1Q19
(in millions)
CET1 – Beginning of period	$17,567
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	910
Goodwill and intangible assets, net of related deferred tax liabilities	19
Gross CET1 generated	929
Capital deployed:
Common stock dividends	(270)
Common stock repurchased	(555)
Total capital deployed	(825)
Other comprehensive income:
Foreign currency translation	27
Unrealized loss on assets available-for-sale	238
Defined benefit plans	1
Unrealized gain on cash flow hedges	5
Other	(90)
Total other comprehensive income	181
Additional paid-in capital (a)	231
Other additions:
Net pension fund assets	(14)
Deferred tax assets	(1)
Embedded goodwill	4
Other	84
Total other additions	73
Net CET1 generated	589
CET1 – End of period	$18,156

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2019 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2019
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approach	6		8

Total capital:
Standardized Approach	7		10
Advanced Approach	6		9

Tier 1 leverage	3		2

SLR	3		2

BNY Mellon 33

Capital ratios vary depending on the size of the balance sheet at period end and the levels and types of investments in assets. The balance sheet size fluctuates from period to period based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

Total Loss-Absorbing Capacity (“TLAC”)

The final TLAC rule establishing external TLAC, external long-term debt (“LTD”) and related requirements for U.S. G-SIBs, including BNY Mellon, at the top-tier holding company level became effective on Jan. 1, 2019.

The following summarizes the minimum requirements for the external TLAC and external LTD ratios, plus currently applicable buffers.

	As a % of RWAs (a)	As a % of total leverage exposure
Eligible external TLAC ratios	Regulatory minimum of 18% plus a buffer (b) equal to the sum of 2.5%, the method 1 G-SIB surcharge (currently 1%), and the countercyclical capital buffer, if any	Regulatory minimum of 7.5% plus a buffer (c) equal to 2%
Eligible external LTD ratios	Regulatory minimum of 6% plus the greater of the method 1 or method 2 G-SIB surcharge (currently 1.5%)	4.5%
(a)    RWA is the greater of Standardized and Advanced Approaches.
(b)    Buffer to be met using only CET1.

(c)	Buffer to be met using only Tier 1 capital.

External TLAC consists of BNY Mellon’s Tier 1 capital and eligible unsecured long-term debt issued by it that has a remaining term to maturity of at least one year and satisfies certain other conditions. Eligible long-term debt consists of the unpaid principal balance of eligible unsecured debt securities, subject to haircuts for amounts due to be paid within two years, and satisfy certain other conditions. Debt issued prior to Dec. 31, 2016 has been permanently grandfathered to the extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2019
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	26.8%
As a percentage of total leverage exposure	7.5%	9.5%	12.7%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	12.8%
As a percentage of total leverage exposure	4.5%	N/A	6.1%

If BNY Mellon maintains risk-based ratio or leverage TLAC measures above the minimum required level, but with a risk-based ratio or leverage below the minimum level with buffers, we will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall.

Trading activities and risk management

Our trading activities are focused on acting as a market-maker for our customers, facilitating customer trades and risk mitigating hedging in compliance with the Volcker Rule. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, value-at-risk (“VaR”) methodology and other market sensitivity measures. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level and incorporates non-linear product characteristics. VaR facilitates comparisons across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firm-wide level.

34 BNY Mellon

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

See Note 18 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	1Q19			March 31, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$3.2	$5.3	$4.2
Foreign exchange	3.8	2.8	6.4	3.9
Equity	0.7	0.6	1.1	0.9
Credit	0.6	0.4	1.0	0.7
Diversification	(2.9)	N/M	N/M	(3.5)
Overall portfolio	6.2	4.6	9.5	6.2

VaR (a)	4Q18			Dec. 31, 2018
(in millions)	Average	Minimum	Maximum
Interest rate	$4.1	$3.6	$5.3	$4.3
Foreign exchange	4.6	3.4	6.4	4.1
Equity	0.6	0.1	1.0	0.8
Credit	0.8	0.6	1.4	0.6
Diversification	(3.5)	N/M	N/M	(3.2)
Overall portfolio	6.6	5.2	9.4	6.6

VaR (a)	1Q18			March 31, 2018
(in millions)	Average	Minimum	Maximum
Interest rate	$4.5	$4.0	$5.5	$4.1
Foreign exchange	5.3	4.0	8.3	4.0
Equity	0.8	0.6	1.2	0.9
Credit	1.4	0.9	2.6	1.0
Diversification	(5.5)	N/M	N/M	(4.3)
Overall portfolio	6.5	4.8	10.4	5.7

(a)	VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

The interest rate component of VaR represents instruments whose values predominantly vary with the level or volatility of interest rates. These instruments include, but are not limited to, sovereign debt, swaps, swaptions, forward rate agreements, exchange-traded futures and options, and other interest rate derivative products.

The foreign exchange component of VaR represents instruments whose values predominantly vary with the level or volatility of currency exchange rates or interest rates. These instruments include, but are not limited to, currency balances, spot and forward transactions, currency options, exchange-traded futures and options, and other currency derivative products.

The equity component of VaR consists of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to, common stock, exchange-traded funds, preferred stock, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products.

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

During the first quarter of 2019, interest rate risk generated 44% of average gross VaR, foreign exchange risk generated 42% of average gross VaR, equity risk generated 8% of average gross VaR and credit risk generated 6% of average gross VaR. During the first quarter of 2019, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

BNY Mellon 35

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018

Revenue range:	Number of days
Less than $(2.5)	1	1	—	1	—
$(2.5) – $0	5	7	6	3	2
$0 – $2.5	22	17	30	21	18
$2.5 – $5.0	23	24	20	30	32
More than $5.0	10	13	7	9	10

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $6.9 billion at March 31, 2019 and $7.0 billion at Dec. 31, 2018.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $3.9 billion at March 31, 2019 and $3.5 billion at Dec. 31, 2018.

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

At March 31, 2019, our OTC derivative assets, including those in hedging relationships, of $2.5 billion included a credit valuation adjustment (“CVA”) deduction of $23 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.4 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA decreased by less than $1 million and the DVA increased by less than $1 million in the first quarter of 2019. The net impact of these adjustments increased foreign exchange and other trading revenue by less than $1 million in the first quarter of 2019. The net impact of these adjustments on foreign exchange and other trading revenue was an increase of $2 million in both the first quarter of 2018 and fourth quarter of 2018.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018

Rating:
AAA to AA-	49%	50%	48%	37%	48%
A+ to A-	28	28	30	41	27
BBB+ to BBB-	20	18	19	18	20
BB+ and lower (b)	3	4	3	4	5
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

(b)	Non-investment grade.

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

36 BNY Mellon

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

In the table below, we use the earnings simulation model to run various interest rate ramp scenarios from a baseline scenario. The interest rate ramp scenarios examine the impact of large interest rate movements. In each scenario, all currencies’ interest rates are shifted higher or lower. The baseline scenario is based on our quarter-end balance sheet and the spot yield curve. The 100 basis point ramp scenario assumes rates change 25 basis points above or below the yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period. The net interest revenue sensitivity methodology assumes static deposit levels and also assumes that no management actions will be taken to mitigate the effects of interest rate changes.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Up 200 bps parallel rate ramp vs. baseline (a)	$410	$411	$244
Up 100 bps parallel rate ramp vs. baseline (a)	208	198	119
Down 100 bps parallel rate ramp vs. baseline (a)	(91)	(163)	(92)
Long-term up 50 bps, short-term unchanged (b)	149	82	83
Long-term down 50 bps, short-term unchanged (b)	(178)	(98)	(102)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the ramp up 100 basis point and 200 basis point scenarios in the table above by approximately $150 million and approximately $185 million, respectively. The impact would be smaller if the runoff was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors - Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity,” in our 2018 Annual Report.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities (“VIEs”). For BNY Mellon, these items include certain guarantees. Guarantees include SBLCs issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 19 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon 37

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis, as a supplement to generally accepted accounting principles (“GAAP”) information. Tangible common shareholders’ equity excludes goodwill and intangible assets, net of deferred tax liabilities. BNY Mellon believes that the return on tangible common equity measure is an additional useful measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per common share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation
(dollars in millions)	1Q19	4Q18	1Q18
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$910	$832	$1,135
Add: Amortization of intangible assets	29	35	49
Less: Tax impact of amortization of intangible assets	7	8	12
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$932	$859	$1,172

Average common shareholders’ equity	$37,086	$37,886	$37,593
Less: Average goodwill	17,376	17,358	17,581
Average intangible assets	3,209	3,239	3,397
Add: Deferred tax liability – tax deductible goodwill	1,083	1,072	1,042
Deferred tax liability – intangible assets	690	692	716
Average tangible common shareholders’ equity – Non-GAAP	$18,274	$19,053	$18,373

Return on common equity (annualized) – GAAP	10.0%	8.7%	12.2%
Return on tangible common equity (annualized) – Non-GAAP	20.7%	17.9%	25.9%

38 BNY Mellon

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2019	Dec. 31, 2018	March 31, 2018
(dollars in millions except common shares)
BNY Mellon shareholders’ equity at period end – GAAP	$41,225	$40,638	$41,728
Less: Preferred stock	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	37,683	37,096	38,186
Less: Goodwill	17,367	17,350	17,596
Intangible assets	3,193	3,220	3,370
Add: Deferred tax liability – tax deductible goodwill	1,083	1,072	1,042
Deferred tax liability – intangible assets	690	692	716
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,896	$18,290	$18,978

Period-end common shares outstanding (in thousands)	957,517	960,426	1,010,676

Book value per common share – GAAP	$39.36	$38.63	$37.78
Tangible book value per common share – Non-GAAP	$19.74	$19.04	$18.78

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			1Q19 vs.
(dollars in millions)	1Q19	1Q18	1Q18
Investment management and performance fees (a)	$841	$950	(11)%
Impact of changes in foreign currency exchange rates	—	(22)
Adjusted investment management and performance fees – Non-GAAP	$841	$928	(9)%

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment Management business.

Constant currency reconciliation – Investment Management business			1Q19 vs.
(dollars in millions)	1Q19	1Q18	1Q18
Investment management and performance fees	$837	$946	(12)%
Impact of changes in foreign currency exchange rates	—	(22)
Adjusted investment management and performance fees – Non-GAAP	$837	$924	(9)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin reconciliation - Investment Management business
(dollars in millions)	1Q19	4Q18	3Q18	2Q18	1Q18
Income before income taxes – GAAP	$269	$247	$316	$319	$381

Total revenue – GAAP	$939	$963	$1,015	$1,018	$1,088
Less: Distribution and servicing expense	91	95	99	103	110
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$848	$868	$916	$915	$978

Pre-tax operating margin – GAAP (a)	29%	26%	31%	31%	35%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	32%	29%	35%	35%	39%

(a)	Income before taxes divided by total revenue.

BNY Mellon 39

Recent accounting and regulatory developments

Recently issued accounting standards

The following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted.

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

The standard requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application. BNY Mellon has developed expected credit loss models and approaches that include forecasting and other methodologies, and our focus for the remainder of 2019 is on model validation as well as business process refinements and testing to ensure the expected credit losses are calculated in accordance with the standard. We are continuing to assess the impact of the standard on our consolidated financial statements, disclosures and internal control. The adoption impact will depend on several factors, including the composition and remaining expected lives of financial instruments at the time of adoption, the establishment of an allowance for expected credit losses on held-to-maturity securities, and the macroeconomic conditions and forecasts that exist at that date. We plan to adopt the new standard on Jan. 1, 2020.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2018 Annual Report. The

following discussions summarize certain regulatory developments that may affect BNY Mellon, the impact of which we are still evaluating.

Federal Reserve will limit the use of the “qualitative objection” in the annual CCAR exercise

The Federal Reserve announced in March 2019 that it will limit the use of the “qualitative objection” in the annual Comprehensive Capital Analysis and Review (“CCAR”) exercise, effective for the 2019 cycle. The changes eliminate the qualitative objection for most firms, including BNY Mellon. For large and complex firms, CCAR had included both a quantitative evaluation of a firm’s capital adequacy under stress and a qualitative evaluation of its capital planning practices. Prior to this change, large and complex firms needed to pass both the quantitative and qualitative evaluation, or the Federal Reserve could object and restrict the firm’s shareholder distributions. Additionally, in January 2019, the Federal Reserve released a proposal to eliminate the adverse scenario from supervisory and company-run stress tests.

The Federal Reserve will continue to evaluate BNY Mellon’s capital planning practices through other supervisory processes. BNY Mellon’s failure to meet supervisory expectations could, among other things, adversely affect its supervisory ratings. In addition, BNY Mellon remains subject to a potential objection on quantitative grounds. See “Supervision and Regulation - Capital Planning and Stress Testing” in our 2018 Annual Report for additional information.

Supplementary leverage ratio for custody banks

On April 18, 2019, the banking agencies proposed to modify the SLR requirement applicable to “custodial banks,” including BNY Mellon and The Bank of New York Mellon, to exclude certain central bank deposits from total leverage exposure, which is the denominator of the SLR (and related TLAC and LTD measures). For purposes of this proposal, qualifying central banks include a Federal Reserve Bank, the European Central Bank or a central bank of a member country of the Organisation for Economic
Co-operation and Development (“OECD”), provided that an exposure to the OECD member country receives a zero percent risk weighting. The central bank deposit exclusion from the SLR denominator would equal the average daily balance over the applicable quarter of all deposits placed with a

40 BNY Mellon

qualifying central bank. However, the amount of central bank deposits that count toward the deposit exclusion would be limited to an amount equal to BNY Mellon’s on-balance sheet deposit liabilities that are linked to fiduciary or custodial and safekeeping accounts. See “Supervision and Regulation - Leverage Ratios”, “-Federal Reserve and OCC Proposed Amendments to the Enhanced Supplementary Leverage Ratio Requirements for U.S. G-SIBs”, and “-BCBS Revisions to Components of Basel III” in our 2018 Annual Report for additional information.

The United Kingdom’s withdrawal from the European Union (“Brexit”)

The United Kingdom was scheduled to withdraw from the European Union on March 29, 2019. However, the withdrawal agreement reached between the EU and UK has been rejected multiple times by the UK House of Commons. EU leaders and the UK government have agreed to extend the period during which the EU and UK could agree on the terms of the UK’s departure from the EU, and the UK is currently scheduled to exit the EU on Oct. 31, 2019. We have undertaken, and continue to undertake, adjustments to our operations within both the UK and the remainder of the EU so that we may continue to provide a wide range of services to our clients domiciled in Europe. See “Supervision and Regulation - United Kingdom’s Withdrawal from the European Union” in our 2018 Annual Report for additional information.

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

BNY Mellon 41

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,122	$1,126	$1,168
Clearing services fees (a)	398	398	424
Issuer services fees	251	286	260
Treasury services fees	132	139	138
Total investment services fees (a)	1,903	1,949	1,990
Investment management and performance fees (a)	841	884	950
Foreign exchange and other trading revenue	170	181	209
Financing-related fees	51	50	52
Distribution and servicing	31	35	36
Investment and other income	35	47	82
Total fee revenue	3,031	3,146	3,319
Net securities gains (losses) — including other-than-temporary impairment	1	1	(49)
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	1	—
Net securities gains (losses)	1	—	(49)
Total fee and other revenue	3,032	3,146	3,270
Operations of consolidated investment management funds
Investment income (loss)	26	(24)	(11)
Interest of investment management fund note holders	—	—	—
Income (loss) from consolidated investment management funds	26	(24)	(11)
Net interest revenue
Interest revenue	1,920	1,864	1,381
Interest expense	1,079	979	462
Net interest revenue	841	885	919
Total revenue	3,899	4,007	4,178
Provision for credit losses	7	—	(5)
Noninterest expense
Staff	1,524	1,602	1,576
Professional, legal and other purchased services	325	383	291
Software and equipment	283	300	234
Net occupancy	137	196	139
Sub-custodian and clearing	105	115	119
Distribution and servicing	91	95	106
Business development	45	64	51
Bank assessment charges	31	22	52
Amortization of intangible assets	29	35	49
Other	129	175	122
Total noninterest expense	2,699	2,987	2,739
Income
Income before income taxes	1,193	1,020	1,444
Provision for income taxes	237	150	282
Net income	956	870	1,162
Net (income) loss attributable to noncontrolling interests (includes $(10), $11 and $11 related to consolidated investment management funds, respectively)	(10)	11	9
Net income applicable to shareholders of The Bank of New York Mellon Corporation	946	881	1,171
Preferred stock dividends	(36)	(49)	(36)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$910	$832	$1,135

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

42 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2019	Dec. 31, 2018	March 31, 2018
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$910	$832	$1,135
Less: Earnings allocated to participating securities	5	5	8
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$905	$827	$1,127

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
(in thousands)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Basic	962,397	984,343	1,016,797
Common stock equivalents	6,071	6,997	8,188
Less: Participating securities	(2,508)	(2,690)	(3,254)
Diluted	965,960	988,650	1,021,731

Anti-dilutive securities (a)	5,550	6,708	7,248

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended
(in dollars)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Basic	$0.94	$0.84	$1.11
Diluted	$0.94	$0.84	$1.10

(a)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 43

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Net income	$956	$870	$1,162
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29	(97)	244
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	239	67	(275)
Reclassification adjustment	(1)	(1)	37
Total unrealized gain (loss) on assets available-for-sale	238	66	(238)
Defined benefit plans:
Net (loss) arising during the period	(9)	(189)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	10	18	17
Total defined benefit plans	1	(171)	17
Net unrealized gain (loss) on cash flow hedges	5	10	(2)
Total other comprehensive income (loss), net of tax (a)	273	(192)	21
Total comprehensive income	1,229	678	1,183
Net (income) loss attributable to noncontrolling interests	(10)	11	9
Other comprehensive (income) loss attributable to noncontrolling interests	(2)	4	(5)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,217	$693	$1,187

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $271 million for the quarter ended March 31, 2019, $(188) million for the quarter ended Dec. 31, 2018 and $16 million for the quarter ended March 31, 2018.

See accompanying unaudited Notes to Consolidated Financial Statements.

44 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31, 2019	Dec. 31, 2018
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$5,980	$5,864
Interest-bearing deposits with the Federal Reserve and other central banks	60,699	67,988
Interest-bearing deposits with banks ($2,313 and $2,394 is restricted)	13,681	14,148
Federal funds sold and securities purchased under resale agreements	40,158	46,795
Securities:
Held-to-maturity (fair value of $33,709 and $33,302)	33,981	33,982
Available-for-sale	83,523	85,809
Total securities	117,504	119,791
Trading assets	6,868	7,035
Loans	53,487	56,564
Allowance for loan losses	(146)	(146)
Net loans	53,341	56,418
Premises and equipment	3,010	1,832
Accrued interest receivable	651	671
Goodwill	17,367	17,350
Intangible assets	3,193	3,220
Other assets (includes $613 and $742, at fair value)	23,228	21,298
Subtotal assets of operations	345,680	362,410
Assets of consolidated investment management funds, at fair value	452	463
Total assets	$346,132	$362,873
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$59,991	$70,783
Interest-bearing deposits in U.S. offices	72,011	74,904
Interest-bearing deposits in non-U.S. offices	90,380	93,091
Total deposits	222,382	238,778
Federal funds purchased and securities sold under repurchase agreements	11,761	14,243
Trading liabilities	3,892	3,479
Payables to customers and broker-dealers	19,310	19,731
Commercial paper	2,773	1,939
Other borrowed funds	3,932	3,227
Accrued taxes and other expenses	4,686	5,669
Other liabilities (including allowance for lending-related commitments of $102 and $106, also includes $213 and $88, at fair value)	8,050	5,774
Long-term debt (includes $376 and $371, at fair value)	27,874	29,163
Subtotal liabilities of operations	304,660	322,003
Liabilities of consolidated investment management funds, at fair value	3	2
Total liabilities	304,663	322,005
Temporary equity
Redeemable noncontrolling interests	122	129
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,372,494,187 and 1,364,877,915 shares	14	14
Additional paid-in capital	27,349	27,118
Retained earnings	29,382	28,652
Accumulated other comprehensive loss, net of tax	(2,990)	(3,171)
Less: Treasury stock of 414,976,919 and 404,452,246 common shares, at cost	(16,072)	(15,517)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,225	40,638
Nonredeemable noncontrolling interests of consolidated investment management funds	122	101
Total permanent equity	41,347	40,739
Total liabilities, temporary equity and permanent equity	$346,132	$362,873
See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 45

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Operating activities
Net income	$956	$1,162
Net (income) loss attributable to noncontrolling interests	(10)	9
Net income applicable to shareholders of The Bank of New York Mellon Corporation	946	1,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	7	(5)
Pension plan contributions	(17)	(3)
Depreciation and amortization	302	335
Deferred tax (benefit) expense	(28)	16
Net securities (gains) losses	(1)	49
Change in trading assets and liabilities	(57)	(2,214)
Change in accruals and other, net	(2,101)	(201)
Net cash (used for) operating activities	(949)	(852)
Investing activities
Change in interest-bearing deposits with banks	413	(3,700)
Change in interest-bearing deposits with the Federal Reserve and other central banks	7,096	1,489
Purchases of securities held-to-maturity	(1,403)	(1,688)
Paydowns of securities held-to-maturity	914	1,011
Maturities of securities held-to-maturity	500	3,468
Purchases of securities available-for-sale	(8,894)	(8,757)
Sales of securities available-for-sale	3,692	4,050
Paydowns of securities available-for-sale	1,400	1,735
Maturities of securities available-for-sale	7,223	1,436
Net change in loans	3,010	752
Sales of loans and other real estate	51	1
Change in federal funds sold and securities purchased under resale agreements	6,640	(649)
Net change in seed capital investments	3	12
Purchases of premises and equipment/capitalized software	(264)	(173)
Dispositions, net of cash	—	84
Other, net	429	(501)
Net cash provided by (used for) investing activities	20,810	(1,430)
Financing activities
Change in deposits	(16,146)	(4,283)
Change in federal funds purchased and securities sold under repurchase agreements	(2,482)	6,437
Change in payables to customers and broker-dealers	(414)	(12)
Change in other borrowed funds	695	(1,524)
Change in commercial paper	834	861
Net proceeds from the issuance of long-term debt	—	1,745
Repayments of long-term debt	(1,500)	(1,400)
Proceeds from the exercise of stock options	31	56
Issuance of common stock	13	12
Treasury stock acquired	(555)	(644)
Common cash dividends paid	(270)	(246)
Preferred cash dividends paid	(36)	(36)
Other, net	(7)	5
Net cash (used for) provided by financing activities	(19,837)	971
Effect of exchange rate changes on cash	11	50
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	35	(1,261)
Cash and due from banks and restricted cash at beginning of period	8,258	7,133
Cash and due from banks and restricted cash at end of period	$8,293	$5,872
Cash and due from banks and restricted cash:
Cash and due from banks at end of period (unrestricted cash)	$5,980	$4,636
Restricted cash at end of period	2,313	1,236
Cash and due from banks and restricted cash at end of period	$8,293	$5,872
Supplemental disclosures
Interest paid	$1,122	$483
Income taxes paid	100	114
Income taxes refunded	3	56

See accompanying unaudited Notes to Consolidated Financial Statements.

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129
Reclassification of certain tax effects related to adopting ASU 2018-02	—	—	—	90	(90)	—	—	—		—
Adjusted balance at Jan. 1, 2019	3,542	14	27,118	28,742	(3,261)	(15,517)	101	40,739		129
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		20
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(7)
Other net changes in noncontrolling interests	—	—	19	—	—	—	11	30		(22)
Net income	—	—	—	946	—	—	10	956		—
Other comprehensive income	—	—	—	—	271	—	—	271		2
Dividends:
Common stock at $0.28 per share	—	—	—	(270)	—	—	—	(270)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(555)	—	(555)		—
Common stock issued under:
Employee benefit plans	—	—	10	—	—	—	—	10		—
Direct stock purchase and dividend reinvestment plan	—	—	11	—	—	—	—	11		—
Stock awards and options exercised	—	—	191	—	—	—	—	191		—
Balance at March 31, 2019	$3,542	$14	$27,349	$29,382	$(2,990)	$(16,072)	$122	$41,347	(a)	$122

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,683 million at March 31, 2019.

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Sept. 30, 2018	$3,542	$14	$27,034	$28,098	$(2,983)	$(14,145)	$90	$41,650	(a)	$211
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		5
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(60)
Other net changes in noncontrolling interests	—	—	29	—	—	—	22	51		(23)
Net income (loss)	—	—	—	881	—	—	(11)	870		—
Other comprehensive (loss)	—	—	—	—	(188)	—	—	(188)		(4)
Dividends:
Common stock at $0.28 per share	—	—	—	(278)	—	—	—	(278)		—
Preferred stock	—	—	—	(49)	—	—	—	(49)		—
Repurchase of common stock	—	—	—	—	—	(1,372)	—	(1,372)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	7	—	—	—	—	7		—
Stock awards and options exercised	—	—	41	—	—	—	—	41		—
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,018 million at Sept. 30, 2018 and $37,096 million at Dec. 31, 2018.

BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2017	$3,542	$14	$26,665	$25,635	$(2,357)	$(12,248)	$316	$41,567	(a)	$179
Adjustment for the cumulative effect of applying ASU 2014-09 for contract revenue	—	—	—	(55)	—	—	—	(55)		—
Adjustment for the cumulative effect of applying ASU 2017-12 for derivatives and hedging	—	—	—	27	(2)	—	—	25		—
Adjusted balance at Jan. 1, 2018	3,542	14	26,665	25,607	(2,359)	(12,248)	316	41,537		179
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(32)
Other net changes in noncontrolling interests	—	—	(11)	—	—	—	(93)	(104)		13
Net income (loss)	—	—	—	1,171	—	—	(11)	1,160		2
Other comprehensive income	—	—	—	—	16	—	—	16		5
Dividends:
Common stock at $0.24 per share	—	—	—	(246)	—	—	—	(246)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(644)	—	(644)		—
Common stock issued under:
Employee benefit plans	—	—	10	—	—	—	—	10		—
Direct stock purchase and dividend reinvestment plan	—	—	9	—	—	—	—	9		—
Stock awards and options exercised	—	—	238	—	—	—	—	238		—
Balance at March 31, 2018	$3,542	$14	$26,911	$26,496	$(2,343)	$(12,892)	$212	$41,940	(a)	$184

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,709 million at Dec. 31, 2017 and $38,186 million at March 31, 2018.

See accompanying unaudited Notes to Consolidated Financial Statements.

48 BNY Mellon

Notes to Consolidated Financial Statements

Note 1–Basis of presentation

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not its subsidiaries.

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. GAAP and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 in our 2018 Annual Report.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our 2018 Annual Report. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to estimates are items such as allowance for loan losses and lending-related commitments, fair value of financial instruments and derivatives, goodwill and other intangibles and litigation and regulatory contingencies. Among other effects, such changes in estimates could result in future impairments of goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as accruals for litigation and regulatory contingencies.

Note 2–Accounting changes and new accounting guidance

The following accounting changes and new accounting guidance were adopted in the first quarter of 2019.

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

The Company adopted this guidance on Jan. 1, 2019 using the alternative transition method on a prospective basis and recognized right-of-use assets of $1.3 billion and lease liabilities of $1.5 billion on the consolidated balance sheet, both based on the present value of the expected remaining lease payments. See Note 6 for the disclosures required by this ASU.

ASU 2018-02, Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an ASU, Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income that do not reflect the lower statutory tax rate which was enacted by the 2017 U.S. tax legislation. BNY Mellon adopted this guidance in the first quarter of 2019, which resulted in a $90 million reclassification that decreased accumulated other comprehensive income and increased retained earnings.

BNY Mellon 49

Notes to Consolidated Financial Statements (continued)

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter of 2019.

At March 31, 2019, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $4 million to $21 million over the next three years, but could be higher as certain of the arrangements do not contain a contractual maximum.

The transactions described below did not have a material impact on BNY Mellon’s results of operations.

Transactions in 2018

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

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2019 and Dec. 31, 2018, respectively.

Securities at March 31, 2019		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$25,819	$92	$289	$25,622
U.S. Treasury	14,988	221	118	15,091
Sovereign debt/sovereign guaranteed	11,886	127	10	12,003
Agency commercial MBS	9,658	62	60	9,660
Supranational	3,506	20	4	3,522
CLOs	3,398	—	25	3,373
Foreign covered bonds	2,973	11	10	2,974
State and political subdivisions	2,149	25	7	2,167
Other ABS	2,039	1	3	2,037
U.S. government agencies	1,937	24	6	1,955
Non-agency commercial MBS	1,481	5	7	1,479
Non-agency RMBS (a)	1,035	233	10	1,258
Corporate bonds	900	12	9	903
Other debt securities	1,474	6	1	1,479
Total securities available-for-sale (b)	$83,243	$839	$559	$83,523
Held-to-maturity:
Agency RMBS	$25,512	$94	$354	$25,252
U.S. Treasury	4,627	3	43	4,587
U.S. government agencies	1,622	—	5	1,617
Agency commercial MBS	1,187	4	7	1,184
Sovereign debt/sovereign guaranteed	818	34	—	852
Non-agency RMBS	94	4	2	96
Foreign covered bonds	78	1	—	79
Supranational	26	—	—	26
State and political subdivisions	17	—	1	16
Total securities held-to-maturity	$33,981	$140	$412	$33,709
Total securities	$117,224	$979	$971	$117,232

(a)	Includes $791 million that was included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $38 million and gross unrealized losses of $82 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

50 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2018		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$25,594	$83	$369	$25,308
U.S. Treasury	20,190	96	210	20,076
Sovereign debt/sovereign guaranteed	10,663	108	21	10,750
Agency commercial MBS	9,836	16	161	9,691
CLOs	3,410	—	46	3,364
Supranational	2,985	7	8	2,984
Foreign covered bonds	2,890	7	19	2,878
State and political subdivisions	2,251	18	22	2,247
Other ABS	1,776	1	4	1,773
U.S. government agencies	1,676	5	24	1,657
Non-agency commercial MBS	1,491	1	28	1,464
Non-agency RMBS (a)	1,095	241	11	1,325
Corporate bonds	1,074	6	26	1,054
Other debt securities	1,236	6	4	1,238
Total securities available-for-sale (b)	$86,167	$595	$953	$85,809
Held-to-maturity:
Agency RMBS	$25,507	$32	$632	$24,907
U.S. Treasury	4,727	3	77	4,653
U.S. government agencies	1,497	—	10	1,487
Agency commercial MBS	1,195	—	26	1,169
Sovereign debt/sovereign guaranteed	833	26	—	859
Non-agency RMBS	100	4	2	102
Foreign covered bonds	80	1	—	81
Supranational	26	1	—	27
State and political subdivisions	17	—	—	17
Total securities held-to-maturity	$33,982	$67	$747	$33,302
Total securities	$120,149	$662	$1,700	$119,111

(a)	Includes $832 million that was included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $39 million and gross unrealized losses of $87 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities gains (losses)
(in millions)	1Q19	4Q18	1Q18
Realized gross gains	$5	$3	$2
Realized gross losses	(4)	(2)	(51)
Recognized gross impairments	—	(1)	—
Total net securities gains (losses)	$1	$—	$(49)

Temporarily impaired securities

At March 31, 2019, the unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $82 million of the unrealized losses at March 31, 2019 and $87 million at Dec. 31, 2018 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

BNY Mellon 51

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at March 31, 2019	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Available-for-sale:
Agency RMBS	$10,164	$57	$9,233	$232	$19,397	$289
U.S. Treasury	1,533	3	5,360	115	6,893	118
Sovereign debt/sovereign guaranteed	1,948	5	745	5	2,693	10
Agency commercial MBS	3,176	13	2,896	47	6,072	60
Supranational	724	2	309	2	1,033	4
CLOs	2,767	20	152	5	2,919	25
Foreign covered bonds	837	3	838	7	1,675	10
State and political subdivisions	9	—	519	7	528	7
Other ABS	1,305	3	31	—	1,336	3
U.S. government agencies	18	—	521	6	539	6
Non-agency commercial MBS	750	2	363	5	1,113	7
Non-agency RMBS (a)	55	1	151	9	206	10
Corporate bonds	43	1	410	8	453	9
Other debt securities	458	—	184	1	642	1
Total securities available-for-sale (b)	$23,787	$110	$21,712	$449	$45,499	$559
Held-to-maturity:
Agency RMBS	$121	$—	$18,175	$354	$18,296	$354
U.S. Treasury	199	—	4,111	43	4,310	43
U.S. government agencies	30	—	891	5	921	5
Agency commercial MBS	252	1	431	6	683	7
Non-agency RMBS	20	1	29	1	49	2
State and political subdivisions	—	—	4	1	4	1
Total securities held-to-maturity	$622	$2	$23,641	$410	$24,263	$412
Total temporarily impaired securities	$24,409	$112	$45,353	$859	$69,762	$971

(a)
Includes $10 million with an unrealized loss of less than $1 million for less than 12 months and $3 million with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses of $82 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

52 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2018	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
Agency RMBS	$6,678	$30	$9,250	$339	$15,928	$369
U.S. Treasury	6,126	23	6,880	187	13,006	210
Sovereign debt/sovereign guaranteed	2,185	8	988	13	3,173	21
Agency commercial MBS	4,505	50	3,082	111	7,587	161
CLOs	3,280	46	2	—	3,282	46
Supranational	974	2	481	6	1,455	8
Foreign covered bonds	1,058	7	736	12	1,794	19
State and political subdivisions	316	1	668	21	984	22
Other ABS	1,289	4	23	—	1,312	4
U.S. government agencies	513	4	673	20	1,186	24
Non-agency commercial MBS	1,015	14	362	14	1,377	28
Non-agency RMBS (a)	94	1	157	10	251	11
Corporate bonds	685	24	50	2	735	26
Other debt securities	397	1	256	3	653	4
Total securities available-for-sale (b)	$29,115	$215	$23,608	$738	$52,723	$953
Held-to-maturity:
Agency RMBS	$4,602	$56	$17,107	$576	$21,709	$632
U.S. Treasury	157	2	4,343	75	4,500	77
U.S. government agencies	—	—	1,111	10	1,111	10
Agency commercial MBS	477	7	654	19	1,131	26
Non-agency RMBS	22	1	31	1	53	2
Total securities held-to-maturity	$5,258	$66	$23,246	$681	$28,504	$747
Total temporarily impaired securities	$34,373	$281	$46,854	$1,419	$81,227	$1,700

(a)
Includes $22 million with an unrealized loss of less than $1 million for less than 12 months and $3 million with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses of $87 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at March 31, 2019	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,877	2.26%	$92	1.53%	$411	2.47%	$7,041	1.34%	$—	—%	$10,421
Over 1 through 5 years	6,717	2.10	635	2.68	1,070	2.98	11,734	1.37	—	—	20,156
Over 5 through 10 years	2,605	2.32	1,228	2.82	508	2.21	1,913	0.83	—	—	6,254
Over 10 years	2,892	3.13	—	—	178	2.95	193	1.79	—	—	3,263
Mortgage-backed securities	—	—	—	—	—	—	—	—	38,019	3.23	38,019
Asset-backed securities	—	—	—	—	—	—	—	—	5,410	3.45	5,410
Total	$15,091	2.36%	$1,955	2.72%	$2,167	2.70%	$20,881	1.31%	$43,429	3.26%	$83,523
Securities held-to-maturity:
One year or less	$1,716	1.43%	$533	1.28%	$—	—%	$82	0.64%	$—	—%	$2,331
Over 1 through 5 years	2,600	1.96	889	2.54	3	5.64	340	0.42	—	—	3,832
Over 5 through 10 years	311	2.18	200	3.11	—	—	500	0.85	—	—	1,011
Over 10 years	—	—	—	—	14	4.76	—	—	—	—	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,793	2.94	26,793
Total	$4,627	1.78%	$1,622	2.19%	$17	4.94%	$922	0.68%	$26,793	2.94%	$33,981

(a)	Yields are based upon the amortized cost of securities.

BNY Mellon 53

Notes to Consolidated Financial Statements (continued)

Other-than-temporary impairment

For each security in the securities portfolio, a quarterly review is conducted to determine if an OTTI has occurred. See Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report for a discussion of the determination of OTTI.

The following table reflects securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred. The deductions represent credit losses on securities that have been sold, are required to be sold, or for which it is our intention to sell.

Debt securities credit loss roll forward
(in millions)	1Q19	1Q18
Beginning balance as of Dec. 31	$78	$84
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	1	4
Ending balance as of March 31	$77	$80

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q19	4Q18	1Q18
Agency RMBS	$—	$—	$(42)
U.S. Treasury	1	1	(4)
Foreign covered bonds	—	—	(1)
Other	—	(1)	(2)
Total net securities gains (losses)	$1	$—	$(49)

Pledged assets

At March 31, 2019, BNY Mellon had pledged assets of $116 billion, including $89 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the FHLB. The components of the assets pledged at March 31, 2019 included $97 billion of securities, $15 billion of loans, $4 billion of trading assets and less than $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

At Dec. 31, 2018, BNY Mellon had pledged assets of $120 billion, including $96 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the FHLB. The components of the assets pledged at Dec. 31, 2018 included $100 billion of securities, $15 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At March 31, 2019 and Dec. 31, 2018, pledged assets included $17 billion and $13 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At March 31, 2019 and Dec. 31, 2018, the market value of the securities received that can be sold or repledged was $113 billion and $151 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2019 and Dec. 31, 2018, the market value of securities collateral sold or repledged was $68 billion and $101 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2019 and Dec. 31, 2018, cash segregated under federal and other regulations or requirements was $2 billion and $2 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $2 billion at March 31, 2019 and $2 billion at Dec. 31, 2018. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2019 and Dec. 31, 2018.

Loans	March 31, 2019	Dec. 31, 2018
(in millions)
Domestic:
Commercial	$1,722	$1,949
Commercial real estate	4,921	4,787
Financial institutions	4,652	5,091
Lease financings	653	706
Wealth management loans and mortgages	15,728	15,843
Other residential mortgages	574	594
Overdrafts	654	1,550
Other	1,152	1,181
Margin loans	12,107	13,343
Total domestic	42,163	45,044
Foreign:
Commercial	302	183
Commercial real estate	8	—
Financial institutions	6,265	6,492
Lease financings	556	551
Wealth management loans and mortgages	102	122
Other (primarily overdrafts)	3,887	4,031
Margin loans	204	141
Total foreign	11,324	11,520
Total loans (a)	$53,487	$56,564

(a)	Net of unearned income of $351 million at March 31, 2019 and $358 million at Dec. 31, 2018 primarily related to domestic and foreign lease financings.

Our loan portfolio consists of three portfolio segments: commercial, lease financings and mortgages. We manage our portfolio at the class level, which consists of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages, and other residential mortgages.

The following tables are presented for each class of financing receivables and provide additional information about our credit risks and the adequacy of our allowance for credit losses.
BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Activity in the allowance for credit losses is summarized as follows.

Allowance for credit losses activity for the quarter ended March 31, 2019					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$81	$75	$22	$5	$21	$16	$—		$32	$252
Charge-offs	(11)	—	—	—	—	—	—		—	(11)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(11)	—	—	—	—	—	—		—	(11)
Provision	12	(1)	1	(1)	—	(1)	—		(3)	7
Ending balance	$82	$74	$23	$4	$21	$15	$—		$29	$248
Allowance for:
Loan losses	$24	$56	$10	$4	$18	$15	$—		$19	$146
Lending-related commitments	58	18	13	—	3	—	—		10	102
Individually evaluated for impairment:
Loan balance	$96	$—	$—	$—	$4	$—	$—		$—	$100
Allowance for loan losses	10	—	—	—	—	—	—		—	10
Collectively evaluated for impairment:
Loan balance	$1,626	$4,921	$4,652	$653	$15,724	$574	$13,913	(a)	$11,324	$53,387
Allowance for loan losses	14	56	10	4	18	15	—		19	136

(a)	Includes $654 million of domestic overdrafts, $12,107 million of margin loans and $1,152 million of other loans at March 31, 2019.

Allowance for credit losses activity for the quarter ended Dec. 31, 2018					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$76	$73	$25	$6	$21	$17	$—		$33	$251
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	—	—		1	1
Net recoveries	—	—	—	—	—	—	—		1	1
Provision	5	2	(3)	(1)	—	(1)	—		(2)	—
Ending balance	$81	$75	$22	$5	$21	$16	$—		$32	$252
Allowance for:
Loan losses	$24	$56	$7	$5	$18	$16	$—		$20	$146
Lending-related commitments	57	19	15	—	3	—	—		12	106
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$4	$—	$—		$—	$4
Allowance for loan losses	—	—	—	—	—	—	—		—	—
Collectively evaluated for impairment:
Loan balance	$1,949	$4,787	$5,091	$706	$15,839	$594	$16,074	(a)	$11,520	$56,560
Allowance for loan losses	24	56	7	5	18	16	—		20	146

(a)	Includes $1,550 million of domestic overdrafts, $13,343 million of margin loans and $1,181 million of other loans at Dec. 31, 2018.

56 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2018					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$77	$76	$23	$8	$22	$20	$—		$35	$261
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	—	—		—	—
Net recoveries	—	—	—	—	—	—	—		—	—
Provision	(2)	(1)	(1)	(1)	1	(1)	—		—	(5)
Ending balance	$75	$75	$22	$7	$23	$19	$—		$35	$256
Allowance for:
Loan losses	$23	$58	$8	$7	$19	$19	$—		$22	$156
Lending-related commitments	52	17	14	—	4	—	—		13	100
Individually evaluated for impairment:
Loan balance	$—	$—	$1	$—	$4	$—	$—		$—	$5
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$2,284	$4,888	$5,781	$749	$16,284	$680	$16,867	(a)	$13,271	$60,804
Allowance for loan losses	23	58	8	7	18	19	—		22	155

(a)	Includes $785 million of domestic overdrafts, $14,993 million of margin loans and $1,089 million of other loans at March 31, 2018.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2019	Dec. 31, 2018

Nonperforming loans:
Commercial	$96	$—
Other residential mortgages	65	67
Wealth management loans and mortgages	11	9
Total nonperforming loans	172	76
Other assets owned	2	3
Total nonperforming assets	$174	$79

At March 31, 2019, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Interest income would have increased by $2 million in the first quarter of 2019, $2 million in the fourth quarter of 2018 and $1 million in the first quarter of 2018 if nonperforming loans at period-end had been performing for the entire respective quarter.

Impaired loans

The tables below present information about our impaired loans.

Impaired loans	1Q19		4Q18		1Q18
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$48	$—	$—	$—	$—	$—
Financial institutions	—	—	—	—	1	—
Wealth management loans and mortgages	—	—	—	—	1	—
Total impaired loans with an allowance	48	—	—	—	2	—
Impaired loans without an allowance (a):
Wealth management loans and mortgages	4	—	4	—	4	—
Total impaired loans	$52	$—	$4	$—	$6	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

Impaired loans	March 31, 2019			Dec. 31, 2018
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$96	$96	$10	$—	$—	$—
Impaired loans without an allowance (b):
Wealth management loans and mortgages	4	4	N/A	4	4	N/A
Total impaired loans (c)	$100	$100	$10	$4	$4	$—

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both March 31, 2019 and Dec. 31, 2018, respectively. The allowance for loan losses associated with these loans totaled less than $1 million at both March 31, 2019 and Dec. 31, 2018, respectively.

N/A - Not applicable.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2019				Dec. 31, 2018
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$21	$5	$5	$31	$22	$1	$5	$28
Other residential mortgages	9	3	12	24	12	6	7	25
Commercial real estate	23	—	—	23	1	—	—	1
Financial institutions	8	—	—	8	3	3	—	6
Total past due loans	$61	$8	$17	$86	$38	$10	$12	$60

Troubled debt restructurings

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. We modified loans of less than $1 million in the first quarter of 2019, $1 million in the first quarter of 2018 and $1 million in the fourth quarter of 2018. The loans were primarily other residential mortgages.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The following tables present information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018
(in millions)
Investment grade	$1,788	$2,036	$4,294	$4,184	$8,596	$9,586
Non-investment grade	236	96	635	603	2,321	1,997
Total	$2,024	$2,132	$4,929	$4,787	$10,917	$11,583

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The commercial loan portfolio is divided into investment grade and non-investment grade categories based on the assigned internal credit ratings, which are generally consistent with those of the public rating agencies. Customers with ratings consistent with BBB- (S&P)/Baa3 (Moody’s) or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
	March 31, 2019	Dec. 31, 2018
(in millions)
Wealth management loans:
Investment grade	$6,781	$6,901
Non-investment grade	112	106
Wealth management mortgages	8,937	8,958
Total	$15,830	$15,965

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2019.

At March 31, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 24%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 40%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $574 million at March 31, 2019 and $594 million at Dec. 31, 2018. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2019 were $120 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which, 13% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.5 billion at March 31, 2019 and $5.5 billion at Dec. 31, 2018. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $12.3 billion of secured margin loans on our consolidated balance sheet at March 31, 2019 compared with $13.5 billion at Dec. 31, 2018. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Note 6–Leasing

Significant accounting policy

We determine if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments. The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We use our incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments. In addition to the lease payments, the determination of an ROU asset may also include certain adjustments related to lease incentives and initial direct costs incurred. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability only when it is reasonably certain that we will exercise that option.

Lease expense for operating leases is recognized on a straight-line basis over the lease term, while the lease expense for finance leases is recognized using the effective interest method. ROU assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. For operating leases, if deemed impaired, the ROU asset is written down and the remaining balance is subsequently amortized on a straight-line basis which results in lease expense recognition that is similar to finance leases.

We have elected to account for the lease and non-lease components as a single lease component and exclude the non-lease variable components. Additionally, for certain equipment leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

BNY Mellon engages in subleasing activities and reports the rental income as part of net occupancy expense, as this activity is not a significant business activity and is part of the Company’s customary business practice.

BNY Mellon engages in leverage lease transactions that were entered into prior to Dec. 31, 2018. These leases are grandfathered under the new standard and will continue to be accounted for under the prior guidance unless subsequently modified. See Note 5 for information on leverage lease transactions.

Leases

We have operating and finance leases for corporate offices, data centers and certain equipment. Our leases have remaining lease terms of one year to 20 years, some of which include options to extend or terminate the lease. In some of our corporate office locations, we may enter into sublease arrangements for portions or all of the space and/or lease term.

The following table presents the consolidated balance sheet information related to operating and finance leases.

Balance sheet information	March 31, 2019
(dollar in millions)	Operating leases	Finance leases	Total
Right-of-use assets (a)	$1,221	$21	$1,242
Lease liability (b)	$1,370	$14	$1,384

Weighted average:
Remaining lease term	8.3 years	3.4 years
Discount rate (annualized)	3.15%	2.77%

(a)	Included in premises and equipment on the consolidated balance sheet.

(b)	Operating lease liabilities are included in other liabilities and finance lease liabilities are included in other borrowed funds, both on the consolidated balance sheet.

The following table presents the components of lease expense.

Lease expense	Quarter ended
(in millions)	March 31, 2019
Operating lease expense	$69
Variable lease expense	9
Sublease income	(8)
Finance lease expense:
Amortization of right-of-use assets	2
Interest on lease liabilities	—
Total finance lease expense	$2
Total lease expense	$72

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents cash flow information related to leases.

Cash flow information	Quarter ended
(in millions)	March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	$78
Financing cash flows from finance leases	$7

See Note 21 for information on non-cash operating and/or finance lease transactions.

The following table present the maturity of lease liabilities on operating leases prior to adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases
(in millions)
For the year ended Dec. 31,
2019	$264
2020	244
2021	211
2022	172
2023	136
2024 and thereafter	432
Total	$1,459

The following table presents the maturities of lease liabilities after adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases	Finance leases
(in millions)
For the year ended Dec. 31,
2019 (excluding three months ended March 31, 2019)	$211	$13
2020	267	1
2021	210	—
2022	172	—
2023	133	—
2024 and thereafter	579	—
Total lease payments	1,572	14
Less: Imputed interest	(202)	—
Total	$1,370	$14

Note 7–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$8,333	$8,970	$47	$17,350
Foreign currency translation	(5)	22	—	17
Balance at March 31, 2019	$8,328	$8,992	$47	$17,367

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$8,389	$9,128	$47	$17,564
Disposition	—	(52)	—	(52)
Foreign currency translation	31	53	—	84
Balance at March 31, 2018	$8,420	$9,129	$47	$17,596

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$758	$1,613	$849	$3,220
Amortization	(20)	(9)	—	(29)
Foreign currency translation	(1)	3	—	2
Balance at March 31, 2019	$737	$1,607	$849	$3,193

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$888	$1,674	$849	$3,411
Amortization	(36)	(13)	—	(49)
Foreign currency translation	—	8	—	8
Balance at March 31, 2018	$852	$1,669	$849	$3,370

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2019				Dec. 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,572	$(1,206)	$366	10 years	$1,572	$(1,186)	$386
Customer relationships—Investment Management	903	(711)	192	11 years	899	(699)	200
Other	64	(13)	51	14 years	26	(12)	14
Total subject to amortization	2,539	(1,930)	609	11 years	2,497	(1,897)	600
Not subject to amortization: (b)
Tradenames	1,294	N/A	1,294	N/A	1,332	N/A	1,332
Customer relationships	1,290	N/A	1,290	N/A	1,288	N/A	1,288
Total not subject to amortization	2,584	N/A	2,584	N/A	2,620	N/A	2,620
Total intangible assets	$5,123	$(1,930)	$3,193	N/A	$5,117	$(1,897)	$3,220

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2019	$117
2020	104
2021	81
2022	63
2023	52

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2019	Dec. 31, 2018
(in millions)
Accounts receivable	$5,282	$3,692
Corporate/bank-owned life insurance	4,960	4,937
Fails to deliver	2,776	2,274
Software	1,672	1,652
Prepaid pension assets	1,407	1,357
Renewable energy investments	1,236	1,264
Equity in a joint venture and other investments	1,117	1,064
Qualified affordable housing project investments	987	999
Income taxes receivable	933	1,125
Prepaid expense	462	385
Federal Reserve Bank stock	460	484
Seed capital	243	224
Fair value of hedging derivatives	166	289
Other (a)	1,527	1,552
Total other assets	$23,228	$21,298

(a)	At March 31, 2019 and Dec. 31, 2018, other assets include $146 million and $111 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $57 million at March 31, 2019 and $55 million at Dec. 31, 2018.

The following table presents the upward and downward adjustments on the non-readily marketable equity securities.

Non-readily marketable equity securities				Life-to-date
(in millions)	1Q19	4Q18	1Q18
Upward adjustments	$—	$—	$20	$28
Downward adjustments	—	—	—	(1)
Net adjustment	$—	$—	$20	$27

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.0 billion at March 31, 2019 and $1.0 billion at Dec. 31, 2018. Commitments to fund future investments in qualified affordable housing projects totaled $450 million at March 31, 2019 and $479 million at Dec. 31, 2018 and are recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2019 – $146 million; 2020 – $117 million; 2021 – $131 million; 2022 – $29 million; 2023 – $1 million; and 2024 and thereafter – $26 million.

Tax credits and other tax benefits recognized were $39 million in the first quarter of 2019, $40 million in the first quarter of 2018 and $41 million in the fourth quarter of 2018.

Amortization expense included in the provision for income taxes was $32 million in the first quarter of 2019, $33 million in the first quarter of 2018 and $34 million in the fourth quarter of 2018.

Investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and multi-asset and alternative investment funds for institutions and other investors. As part of that activity, we make seed capital investments in certain funds. We also hold private equity investments, specifically small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets and trading assets on the consolidated balance sheet. The fair value of these investments was estimated using the net asset value (“NAV”) per share for BNY Mellon’s ownership interest in the funds.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

The table below presents information on our investments valued using NAV.

Investments valued using NAV
	March 31, 2019				Dec. 31, 2018
(dollars in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital	$57	$—	Daily-quarterly	1-90 days	$54	$—	Daily-quarterly	1-90 days
Private equity investments (SBICs) (a)	76	41	N/A	N/A	74	41	N/A	N/A
Other (b)	56	—	Daily-quarterly	1-95 days	87	—	Daily-quarterly	1-95 days
Total	$189	$41			$215	$41

(a)
Private equity investments include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

(b)	Primarily relates to investments in funds that relate to deferred compensation arrangements with employees.
N/A - Not applicable.

Note 9–Contract revenue

Fee revenue in Investment Services and Investment Management is primarily variable, based on levels of AUC/A, AUM and the level of client-driven transactions, as specified in fee schedules. See Note 9 of the Notes to Consolidated Financial Statements in our 2018 Annual Report for information on the nature of our services and revenue recognition. See Note 23 of the Notes to Consolidated Financial Statement in our 2018 Annual Report for additional information on our principal businesses, Investment Services and Investment Management, and the primary services provided.

Disaggregation of contract revenue

Contract revenue is included in fee revenue on the consolidated income statement. The following table presents fee revenue related to contracts with customers, disaggregated by type, for each business segment.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment (a)
	Quarter ended
	March 31, 2019				Dec. 31, 2018				March 31, 2018
(in millions)	IS	IM	Other	Total	IS	IM	Other	Total	IS	IM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$1,073	$20	$—	$1,093	$1,077	$21	$—	$1,098	$1,117	$25	$—	$1,142
Clearing services fees (b)	398	—	—	398	398	—	(1)	397	423	—	1	424
Issuer services fees	251	—	—	251	286	—	—	286	260	—	—	260
Treasury services fees	132	—	—	132	139	—	—	139	138	—	—	138
Total investment services fees (b)	1,854	20	—	1,874	1,900	21	(1)	1,920	1,938	25	1	1,964
Investment management and performance fees (b)	4	837	—	841	4	880	—	884	4	942	—	946
Financing-related fees	17	—	—	17	16	1	(3)	14	17	—	—	17
Distribution and servicing	(14)	45	—	31	(10)	45	—	35	(14)	50	—	36
Investment and other income	69	(49)	—	20	70	(50)	2	22	69	(51)	—	18
Total fee revenue - contract revenue	1,930	853	—	2,783	1,980	897	(2)	2,875	2,014	966	1	2,981
Fee and other revenue - not in scope of ASC 606 (c)(d)	224	11	30	265	233	(7)	31	257	236	46	7	289
Total fee and other revenue	$2,154	$864	$30	$3,048	$2,213	$890	$29	$3,132	$2,250	$1,012	$8	$3,270

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)
Primarily includes foreign exchange and other trading revenue, financing-related fees, investment and other income and net securities gains (losses), all of which are accounted for using other accounting guidance.

(d)
The Investment Management business includes income (loss) from consolidated investment management funds, net of noncontrolling interests, of $16 million in the first quarter of 2019, $(13) million in the fourth quarter of 2018 and less than $1 million in the first quarter of 2018.

IS - Investment Services segment
IM - Investment Management segment

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at March 31, 2019 and $2.5 billion at Dec. 31, 2018. An allowance is maintained for accounts receivable which is generally based on the number of days outstanding. Adjustments to the allowance are recorded in other expense in the consolidated income statement. We recorded a provision of $4 million in the first quarter of 2019, $2 million in the first quarter of 2018 and
$3 million in the fourth quarter of 2018.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $51 million at March 31, 2019 and $36 million at Dec. 31, 2018. Accrued revenues recorded as contract assets are usually billed on an annual basis. There were no impairments recorded on contract assets in the first quarter of 2019, first quarter of 2018 or fourth quarter of 2018.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $191 million at March 31, 2019 and $171 million at Dec. 31, 2018. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2019 relating to contract liabilities as of Dec. 31, 2018 was $49 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $98 million at March 31, 2019 and $98 million at Dec. 31, 2018. Capitalized sales incentives are amortized based on the transfer of

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense, totaled $5 million in the first quarter of 2019, first quarter of 2018 and fourth quarter of 2018.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation and totaled $19 million at March 31, 2019 and $20 million at Dec. 31, 2018. These capitalized costs are amortized on a straight-line basis over the expected contract period which generally range from seven to nine years. The amortization is included in other expense and totaled $1 million in the first quarter of 2019, first quarter of 2018 and fourth quarter of 2018.

There were no impairments recorded on capitalized contract costs in the first quarter of 2019, first quarter of 2018 or fourth quarter of 2018.

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
Note 10–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Interest revenue
Deposits with banks	$63	$62	$42
Deposits with the Federal Reserve and other central banks	139	144	126
Federal funds sold and securities purchased under resale agreements	474	435	170
Margin loans	135	138	115
Non-margin loans	355	362	305
Securities:
Taxable	706	674	581
Exempt from federal income taxes	12	11	15
Total securities	718	685	596
Trading securities	36	38	27
Total interest revenue	1,920	1,864	1,381
Interest expense
Deposits	391	350	117
Federal funds purchased and securities sold under repurchase agreements	331	303	107
Trading liabilities	7	6	9
Other borrowed funds	24	19	9
Commercial paper	8	2	12
Customer payables	70	64	31
Long-term debt	248	235	177
Total interest expense	1,079	979	462
Net interest revenue	841	885	919
Provision for credit losses	7	—	(5)
Net interest revenue after provision for credit losses	$834	$885	$924

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 11–Employee benefit plans

The components of net periodic benefit (credit) cost are as follows. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2019			March 31, 2018
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$7	$—
Interest cost	44	8	2	43	8	2
Expected return on assets	(84)	(11)	(2)	(85)	(15)	(2)
Other	13	—	(1)	17	6	(1)
Net periodic benefit (credit) cost	$(27)	$—	$(1)	$(25)	$6	$(1)

Note 12–Income taxes

BNY Mellon recorded an income tax provision of $237 million (19.9% effective tax rate) in the first quarter of 2019 and $282 million (19.5% effective tax rate) in the first quarter of 2018. The income tax provision of $150 million (14.7% effective tax rate) in the fourth quarter of 2018 was driven by the impact of adjusting provisional estimates related to the 2017 U.S. tax legislation and the tax impact of severance expense, expenses associated with consolidating real estate and litigation expense.

Our total tax reserves as of March 31, 2019 were $105 million compared with $103 million at Dec. 31, 2018. If these tax reserves were unnecessary, $105 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2019 is accrued interest, where applicable, of $24 million. The additional tax expense related to interest for the first quarter of 2019 was $2 million, compared with $1 million for the first quarter of 2018.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $60 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2013. Our New York State, New York City and UK income tax returns are closed to examination through 2012.

Note 13–Variable interest entities and securitization

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

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements as of March 31, 2019 and Dec. 31, 2018. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Consolidated investments
	March 31, 2019				Dec. 31, 2018
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$245		$400	$645	$243		$400	$643
Other assets	207		—	207	220		—	220
Total assets	$452	(a)	$400	$852	$463	(b)	$400	$863
Other liabilities	$3		$376	$379	$2		$371	$373
Total liabilities	$3	(a)	$376	$379	$2	(b)	$371	$373
Nonredeemable noncontrolling interests	$122	(a)	$—	$122	$101	(b)	$—	$101

(a)	Includes voting model entities (“VMEs”) with assets of $230 million, liabilities of $1 million and nonredeemable noncontrolling interests of less than $1 million.

(b)	Includes VMEs with assets of $253 million, liabilities of $2 million and nonredeemable noncontrolling interests of less than $1 million.

BNY Mellon has not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2019 and Dec. 31, 2018, the following assets and liabilities related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements and primarily relate to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the table below relates solely to BNY Mellon’s investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs
	March 31, 2019			Dec. 31, 2018
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$211	$—	$211	$214	$—	$214
Other	2,436	450	2,886	2,450	479	2,929

(a)	Includes investments in the Company’s sponsored CLOs.

Note 14–Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2019 and Dec. 31, 2018.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below presents the dividends paid on our preferred stock.

Dividend paid per preferred share
	Depositary shares per share
			1Q19		4Q18		1Q18
			per share	in millions	per share	in millions	per share	in millions
Series A	100	(a)	$1,000.00	$5	$1,011.11	$5	$1,000.00	$5
Series C	4,000		1,300.00	8	1,300.00	8	1,300.00	8
Series D	100		N/A	—	2,250.00	11	N/A	—
Series E	100		N/A	—	2,475.00	25	N/A	—
Series F	100		2,312.50	23	N/A	—	2,312.50	23
Total				$36		$49		$36

(a)	Represents Normal Preferred Capital Securities.
N/A - Not applicable.

For additional information on the preferred stock, see Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Note 15–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2019			Dec. 31, 2018			March 31, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$27	$2	$29	$(35)	$(62)	$(97)	$201	$43	$244
Total foreign currency translation	27	2	29	(35)	(62)	(97)	201	43	244
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	322	(83)	239	93	(26)	67	(342)	67	(275)
Reclassification adjustment (b)	(1)	—	(1)	—	(1)	(1)	49	(12)	37
Net unrealized gain (loss) on assets available-for-sale	321	(83)	238	93	(27)	66	(293)	55	(238)
Defined benefit plans:
Net (loss) gain arising during the period	(11)	2	(9)	(244)	55	(189)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	13	(3)	10	26	(8)	18	22	(5)	17
Total defined benefit plans	2	(1)	1	(218)	47	(171)	22	(5)	17
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	6	(4)	2	4	—	4	7	(1)	6
Reclassification of net loss (gain) to net income:
FX contracts - other revenue	—	—	—	1	(1)	—	(4)	1	(3)
FX contracts - staff expense	1	2	3	8	(2)	6	(6)	1	(5)
Total reclassifications to net income (b)	1	2	3	9	(3)	6	(10)	2	(8)
Net unrealized gain (loss) on cash flow hedges	7	(2)	5	13	(3)	10	(3)	1	(2)
Total other comprehensive income (loss)	$357	$(84)	$273	$(147)	$(45)	$(192)	$(73)	$94	$21

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 18 for additional information.

(b)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the consolidated income statement. See Note 18 for the location of the reclassification adjustment related to cash flow hedges on the consolidated income statement.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Note 16–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 19 of the Notes to Consolidated Financial Statements in our 2018 Annual Report for

information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2019 and Dec. 31, 2018, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

Assets measured at fair value on a recurring basis at March 31, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$25,622	$—	$—	$25,622
U.S. Treasury	15,091	—	—	—	15,091
Sovereign debt/sovereign guaranteed	7,526	4,477	—	—	12,003
Agency commercial MBS	—	9,660	—	—	9,660
Supranationals	—	3,522	—	—	3,522
CLOs	—	3,373	—	—	3,373
Foreign covered bonds	—	2,974	—	—	2,974
State and political subdivisions	—	2,167	—	—	2,167
Other ABS	—	2,037	—	—	2,037
U.S. government agencies	—	1,955	—	—	1,955
Non-agency commercial MBS	—	1,479	—	—	1,479
Non-agency RMBS (b)	—	1,258	—	—	1,258
Corporate bonds	—	903	—	—	903
Other debt securities	—	1,479	—	—	1,479
Total available-for-sale securities	22,617	60,906	—	—	83,523
Trading assets:
Debt instruments	1,030	2,335	—	—	3,365
Equity instruments (c)	1,141	—	—	—	1,141
Derivative assets not designated as hedging:
Interest rate	9	3,919	—	(2,336)	1,592
Foreign exchange	—	3,975	—	(3,250)	725
Equity and other contracts	—	25	—	—	25
Total derivative assets not designated as hedging	9	7,919	—	(5,586)	2,342
Total trading assets	2,180	10,254	—	(5,586)	6,848
Other assets:
Derivative assets designated as hedging:
Interest rate	—	3	—	—	3
Foreign exchange	—	163	—	—	163
Total derivative assets designated as hedging	—	166	—	—	166
Other assets (d)	89	189	—	—	278
Assets measured at NAV (d)					189
Subtotal assets of operations at fair value	24,886	71,515	—	(5,586)	91,004
Percentage of assets of operations prior to netting	26%	74%	—%
Assets of consolidated investment management funds	295	157	—	—	452
Total assets	$25,181	$71,672	$—	$(5,586)	$91,456
Percentage of total assets prior to netting	26%	74%	—%

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,545	$107	$—	$—	$1,652
Equity instruments	46	—	—	—	46
Derivative liabilities not designated as hedging:
Interest rate	16	3,361	—	(2,467)	910
Foreign exchange	—	4,141	—	(2,871)	1,270
Equity and other contracts	5	9	—	—	14
Total derivative liabilities not designated as hedging	21	7,511	—	(5,338)	2,194
Total trading liabilities	1,612	7,618	—	(5,338)	3,892
Long-term debt (c)	—	376	—	—	376
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	171	—	—	171
Foreign exchange	—	42	—	—	42
Total other liabilities – derivative liabilities designated as hedging	—	213	—	—	213
Subtotal liabilities of operations at fair value	1,612	8,207	—	(5,338)	4,481
Percentage of liabilities of operations prior to netting	16%	84%	—%
Liabilities of consolidated investment management funds	—	3	—	—	3
Total liabilities	$1,612	$8,210	$—	$(5,338)	$4,484
Percentage of total liabilities prior to netting	16%	84%	—%

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

(b)	Includes $791 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$25,308	$—	$—	$25,308
U.S. Treasury	20,076	—	—	—	20,076
Sovereign debt/sovereign guaranteed	6,613	4,137	—	—	10,750
Agency commercial MBS	—	9,691	—	—	9,691
CLOs	—	3,364	—	—	3,364
Supranationals	—	2,984	—	—	2,984
Foreign covered bonds	—	2,878	—	—	2,878
State and political subdivisions	—	2,247	—	—	2,247
Other ABS	—	1,773	—	—	1,773
U.S. government agencies	—	1,657	—	—	1,657
Non-agency commercial MBS	—	1,464	—	—	1,464
Non-agency RMBS (b)	—	1,325	—	—	1,325
Corporate bonds	—	1,054	—	—	1,054
Other debt securities	—	1,238	—	—	1,238
Total available-for-sale securities	26,689	59,120	—	—	85,809
Trading assets:
Debt instruments	801	2,594	—	—	3,395
Equity instruments (c)	1,114	—	—	—	1,114
Derivative assets not designated as hedging:
Interest rate	7	3,583	—	(2,202)	1,388
Foreign exchange	—	4,807	—	(3,724)	1,083
Equity and other contracts	9	59	—	(13)	55
Total derivative assets not designated as hedging	16	8,449	—	(5,939)	2,526
Total trading assets	1,931	11,043	—	(5,939)	7,035
Other assets:
Derivative assets designated as hedging:
Interest rate	—	23	—	—	23
Foreign exchange	—	266	—	—	266
Total derivative assets designated as hedging	—	289	—	—	289
Other assets (d)	68	170	—	—	238
Assets measured at NAV (d)					215
Subtotal assets of operations at fair value	28,688	70,622	—	(5,939)	93,586
Percentage of assets of operations prior to netting	29%	71%	—%
Assets of consolidated investment management funds	210	253	—	—	463
Total assets	$28,898	$70,875	$—	$(5,939)	$94,049
Percentage of total assets prior to netting	29%	71%	—%

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,006	$118	$—	$—	$1,124
Equity instruments	75	—	—	—	75
Derivative liabilities not designated as hedging:
Interest rate	12	3,104	—	(2,508)	608
Foreign exchange	—	5,215	—	(3,626)	1,589
Equity and other contracts	1	118	—	(36)	83
Total derivative liabilities not designated as hedging	13	8,437	—	(6,170)	2,280
Total trading liabilities	1,094	8,555	—	(6,170)	3,479
Long-term debt (c)	—	371	—	—	371
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	74	—	—	74
Foreign exchange	—	14	—	—	14
Total other liabilities – derivative liabilities designated as hedging	—	88	—	—	88
Subtotal liabilities of operations at fair value	1,094	9,014	—	(6,170)	3,938
Percentage of liabilities of operations prior to netting	11%	89%	—%
Liabilities of consolidated investment management funds	2	—	—	—	2
Total liabilities	$1,096	$9,014	$—	$(6,170)	$3,940
Percentage of total liabilities prior to netting	11%	89%	—%

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

(b)	Includes $832 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2019						Dec. 31, 2018
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2007	$298		15%	2%	4%	79%	$315		15%	2%	3%	80%
2006	347		—	19	—	81	363		—	19	—	81
2005	374		8	1	8	83	396		9	1	7	83
2004 and earlier	239		16	23	11	50	251		16	24	11	49
Total non-agency RMBS	$1,258		9%	11%	5%	75%	$1,325		9%	11%	5%	75%
Non-agency commercial MBS originated in 2009-2019	$1,479		97%	3%	—%	—%	$1,464		96%	4%	—%	—%
Foreign covered bonds:
Canada	$1,313		100%	—%	—%	—%	$1,524		100%	—%	—%	—%
United Kingdom	772		100	—	—	—	529		100	—	—	—
Australia	402		100	—	—	—	333		100	—	—	—
Sweden	189		100	—	—	—	187		100	—	—	—
Other	298		100	—	—	—	305		100	—	—	—
Total foreign covered bonds	$2,974		100%	—%	—%	—%	$2,878		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$2,901		100%	—%	—%	—%	$2,153		100%	—%	—%	—%
Germany	2,027		100	—	—	—	1,826		100	—	—	—
France	1,535		100	—	—	—	1,548		100	—	—	—
Spain	1,342		—	—	100	—	1,365		—	—	100	—
Italy	921		—	—	100	—	939		—	—	100	—
Netherlands	851		100	—	—	—	875		100	—	—	—
Ireland	608		—	100	—	—	625		—	100	—	—
Canada	487		100	—	—	—	378		100	—	—	—
Singapore	443		100	—	—	—	165		100	—	—	—
Hong Kong	437		100	—	—	—	450		100	—	—	—
Belgium	253		100	—	—	—	260		100	—	—	—
Other (d)	198		45	—	—	55	166		36	—	—	64
Total sovereign debt/sovereign guaranteed	$12,003		75%	5%	19%	1%	$10,750		72%	6%	21%	1%

(a)	Represents ratings by S&P or the equivalent.

(b)
At March 31, 2019 and Dec. 31, 2018, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes $791 million at March 31, 2019 and $832 million at Dec. 31, 2018 that were included in the former Grantor Trust.

(d)	Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $109 million at March 31, 2019 and $107 million at Dec. 31, 2018.
Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. Examples would be the recording of an impairment of an asset and non-readily marketable equity securities carried at cost with upward or downward adjustments.

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of March 31, 2019 and Dec. 31, 2018, for which a nonrecurring change in fair value has been recorded in the respective year.

Assets measured at fair value on a nonrecurring basis	March 31, 2019				Dec. 31, 2018
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$61	$4	$65	$—	$64	$4	$68
Other assets (b)	—	59	—	59	—	57	—	57
Total assets at fair value on a nonrecurring basis	$—	$120	$4	$124	$—	$121	$4	$125

(a)
The fair value of these loans decreased less than $1 million in the first quarter of 2019 and the fourth quarter of 2018, based on the fair value of the underlying collateral, as required by guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

(b)	Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2019 and Dec. 31, 2018, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$60,699	$—	$60,699	$60,699
Interest-bearing deposits with banks	—	13,699	—	13,699	13,681
Federal funds sold and securities purchased under resale agreements	—	40,158	—	40,158	40,158
Securities held-to-maturity	5,439	28,270	—	33,709	33,981
Loans (a)	—	52,309	—	52,309	52,132
Other financial assets	5,980	1,376	—	7,356	7,356
Total	$11,419	$196,511	$—	$207,930	$208,007
Liabilities:
Noninterest-bearing deposits	$—	$59,991	$—	$59,991	$59,991
Interest-bearing deposits	—	161,037	—	161,037	162,391
Federal funds purchased and securities sold under repurchase agreements	—	11,761	—	11,761	11,761
Payables to customers and broker-dealers	—	19,310	—	19,310	19,310
Commercial paper	—	2,773	—	2,773	2,773
Borrowings	—	4,247	—	4,247	4,247
Long-term debt	—	27,638	—	27,638	27,498
Total	$—	$286,757	$—	$286,757	$287,971

(a)	Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$67,988	$—	$67,988	$67,988
Interest-bearing deposits with banks	—	14,168	—	14,168	14,148
Federal funds sold and securities purchased under resale agreements	—	46,795	—	46,795	46,795
Securities held-to-maturity	5,512	27,790	—	33,302	33,982
Loans (a)	—	55,142	—	55,142	55,161
Other financial assets	5,864	1,383	—	7,247	7,247
Total	$11,376	$213,266	$—	$224,642	$225,321
Liabilities:
Noninterest-bearing deposits	$—	$70,783	$—	$70,783	$70,783
Interest-bearing deposits	—	165,914	—	165,914	167,995
Federal funds purchased and securities sold under repurchase agreements	—	14,243	—	14,243	14,243
Payables to customers and broker-dealers	—	19,731	—	19,731	19,731
Commercial paper	—	1,939	—	1,939	1,939
Borrowings	—	3,584	—	3,584	3,584
Long-term debt	—	28,347	—	28,347	28,792
Total	$—	$304,541	$—	$304,541	$307,067

(a)	Does not include the leasing portfolio.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized (a)
(in millions)			Gain	(Loss)
March 31, 2019
Securities available-for-sale (b)	$19,100	$18,817	$3	$(172)
Long-term debt	16,294	16,300	—	—
Dec. 31, 2018
Securities available-for-sale (b)	$19,349	$19,437	$24	$(74)
Long-term debt	16,147	16,600	—	—

(a)
Unrealized gain/loss amounts reflect the fact that certain of the derivatives are cleared and settled through central clearing counterparties where cash collateral received and paid is deemed a settlement of the derivative.

(b)
Includes foreign exchange fair value hedges with carrying values of $142 million and $148 million, notional amounts of $141 million and $147 million and an unrealized loss of $1 million and an unrealized gain of $1 million at March 31, 2019 and Dec. 31, 2018, respectively.

Note 17–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities. The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2019	Dec. 31, 2018
(in millions)
Assets of consolidated investment management funds:
Trading assets	$245	$243
Other assets	207	220
Total assets of consolidated investment management funds	$452	$463
Liabilities of consolidated investment management funds:
Other liabilities	$3	$2
Total liabilities of consolidated investment management funds	$3	$2

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $376 million at March 31, 2019 and $371 million at Dec. 31, 2018. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue (a)
(in millions)	1Q19	4Q18	1Q18
Long-term debt	$(5)	$(8)	$4

(a)	The changes in fair value are approximately offset by an economic hedge included in foreign exchange and other trading revenue.

Note 18–Derivative instruments

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2019 or the first quarter of 2018.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities and long-term debt to LIBOR. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest and foreign exchange rate changes.

The available-for-sale securities hedged consist of U.S. Treasury bonds, agency and non-agency commercial MBS, sovereign debt, corporate bonds and covered bonds that had original maturities of 30 years or less at initial purchase. At March 31, 2019, $18.6 billion face amount of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $18.7 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2019, $15.3 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $15.3 billion. In addition, at March 31, 2019, the Company utilized interest rate swaps with notional values of $1.0 billion as cash flow hedges to convert floating rate long-term debt with a par value of $1.0 billion to a fixed interest rate. A pre-tax loss of $1 million was recognized in OCI related to the cash flow hedges at March 31, 2019.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to Indian rupee, British pound, Hong Kong dollar, Singapore dollar and Polish zloty revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2019, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $285 million (notional), with a pre-tax gain of $6 million recorded in accumulated OCI. This gain will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At March 31, 2019, $141 million face amount of available-for-sale securities were hedged with foreign currency forward contracts that had a notional value of $141 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2019, forward foreign exchange contracts with notional amounts totaling $6.1 billion were designated as net investment hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2019, had a combined U.S. dollar equivalent value of $171 million.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

The following table presents the gains (losses) related to our hedging derivative portfolio recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges		Quarter ended
(in millions)	Location of gains (losses)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$(383)	$(463)	$397
Hedged item	Interest income	376	452	(383)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	185	282	(378)
Hedged item	Interest expense	(184)	(279)	377
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Other revenue	6	(2)	—
Hedged item	Other revenue	(5)	2	—
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Other revenue	—	(1)	4
(Loss) gain reclassified from OCI into income	Staff expense	(1)	(8)	6
(Losses) gains recognized in the consolidated income statement due to fair value and cash flow hedging relationships (b)		$(6)	$(17)	$23

(a)
Includes a gain of $1 million in the first quarter of 2019 and a gain of $1 million in the fourth quarter of 2018 associated with the amortization of the excluded component. At March 31, 2019 and Dec. 31, 2018, the remaining accumulated OCI balance associated with the excluded component was de minimis.

(b)	The income statement impact of long-term debt cash flow hedges in the first quarter of 2019 was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships in the consolidated income statement.

Impact of derivative instruments used in net investment hedging relationships in the income statement
(in millions)	Gain or (loss) recognized in accumulated OCI on derivatives				Gain or (loss) reclassified from accumulated OCI into income
Derivatives in net investment hedging relationships				Location of gain or (loss) reclassified from accumulated OCI into income
	1Q19	4Q18	1Q18		1Q19	4Q18	1Q18
FX contracts	$(6)	$181	$(158)	Net interest revenue	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018
Available-for-sale securities (b)	$18,958	$19,201	$208	$(125)
Long-term debt	$15,294	$16,147	$(249)	$(453)

(a)
Includes $39 million and $- million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at March 31, 2019 and Dec. 31, 2018, respectively, and $264 million and $284 million of basis adjustment decreases on discontinued hedges associated with long-term debt at March 31, 2019 and Dec. 31, 2018, respectively.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $142 million at March 31, 2019 and $148 million at Dec. 31, 2018.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2019 and Dec. 31, 2018.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018	March 31, 2019	Dec. 31, 2018
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$34,976	$35,890	$3	$23	$171	$74
Foreign exchange contracts	6,572	6,330	163	266	42	14
Total derivatives designated as hedging instruments			$166	$289	$213	$88
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$263,542	$248,534	$3,928	$3,590	$3,377	$3,116
Foreign exchange contracts	877,172	831,730	3,975	4,807	4,141	5,215
Equity contracts	669	927	22	68	8	118
Credit contracts	165	150	3	—	6	1
Total derivatives not designated as hedging instruments			$7,928	$8,465	$7,532	$8,450
Total derivatives fair value (d)			$8,094	$8,754	$7,745	$8,538
Effect of master netting agreements (e)			(5,586)	(5,939)	(5,338)	(6,170)
Fair value after effect of master netting agreements			$2,508	$2,815	$2,407	$2,368

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the consolidated balance sheet.

(b)
For derivative transactions settled at clearing organizations, cash collateral exchanged is deemed a settlement of the derivative each day. The settlement reduces the gross fair value of derivative assets and liabilities and a corresponding decrease in the effect of master netting agreements, with no impact to the consolidated balance sheet.

(c)
The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the consolidated balance sheet.

(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815, Derivatives and Hedging.

(e)
Effect of master netting agreements includes cash collateral received and paid of $688 million and $440 million, respectively, at March 31, 2019, and $809 million and $1,040 million, respectively, at Dec. 31, 2018.

Trading activities (including trading derivatives)

Our trading activities are focused on acting as a market-maker for our customers, facilitating customer trades and risk mitigating economic hedging in compliance with the Volcker Rule. The change in the fair value of the derivatives utilized in our trading activities is recorded in foreign exchange and other trading revenue on the consolidated income statement.

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	1Q19	4Q18	1Q18
Foreign exchange	$160	$159	$183
Other trading revenue	10	22	26
Total foreign exchange and other trading revenue	$170	$181	$209

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments including fixed income and equity securities and non-foreign exchange derivatives.

We also use derivative financial instruments as risk mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and was a gain of $18 million in the first quarter of 2019, a loss of $3 million in the first quarter of 2018 and a loss of $26 million in the fourth quarter of 2018.

We manage trading risk through a system of position limits, a VaR methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

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

Additional disclosures concerning derivative financial instruments are provided in Note 16.

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

	March 31, 2019	Dec. 31, 2018
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$2,401	$2,877
Collateral posted	$2,232	$2,801

(a)	Before consideration of cash collateral.

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

Potential close-out exposures (fair value) (a)
(in millions)	March 31, 2019	Dec. 31, 2018
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$6	$15
Baa2/BBB	$189	$116
Ba1/BB+	$994	$1,041

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.

(b)	Represents rating by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2019 and Dec. 31, 2018, existing collateral arrangements would have required us to post additional collateral of $80 million and $100 million, respectively.

80 BNY Mellon

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

Offsetting of derivative assets and financial assets at March 31, 2019
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,829	$2,336		$493	$153	$—	$340
Foreign exchange contracts	3,813	3,250		563	47	—	516
Equity and other contracts	20	—		20	—	—	20
Total derivatives subject to netting arrangements	6,662	5,586		1,076	200	—	876
Total derivatives not subject to netting arrangements	1,432	—		1,432	—	—	1,432
Total derivatives	8,094	5,586		2,508	200	—	2,308
Reverse repurchase agreements	76,286	47,461	(b)	28,825	28,806	—	19
Securities borrowing	11,333	—		11,333	11,019	—	314
Total	$95,713	$53,047		$42,666	$40,025	$—	$2,641

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative assets and financial assets at Dec. 31, 2018
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,654	$2,202		$452	$133	$—	$319
Foreign exchange contracts	4,409	3,724		685	70	—	615
Equity and other contracts	38	13		25	—	—	25
Total derivatives subject to netting arrangements	7,101	5,939		1,162	203	—	959
Total derivatives not subject to netting arrangements	1,653	—		1,653	—	—	1,653
Total derivatives	8,754	5,939		2,815	203	—	2,612
Reverse repurchase agreements	112,245	76,040	(b)	36,205	36,205	—	—
Securities borrowing	10,588	—		10,588	10,286	—	302
Total	$131,587	$81,979		$49,608	$46,694	$—	$2,914

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at March 31, 2019				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,481	$2,467		$1,014	$944	$—	$70
Foreign exchange contracts	3,676	2,871		805	119	—	686
Equity and other contracts	8	—		8	3	—	5
Total derivatives subject to netting arrangements	7,165	5,338		1,827	1,066	—	761
Total derivatives not subject to netting arrangements	580	—		580	—	—	580
Total derivatives	7,745	5,338		2,407	1,066	—	1,341
Repurchase agreements	56,766	47,461	(b)	9,305	9,305	—	—
Securities lending	874	—		874	845	—	29
Total	$65,385	$52,799		$12,586	$11,216	$—	$1,370

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2018				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,144	$2,508		$636	$547	$—	$89
Foreign exchange contracts	4,747	3,626		1,121	187	—	934
Equity and other contracts	75	36		39	37	—	2
Total derivatives subject to netting arrangements	7,966	6,170		1,796	771	—	1,025
Total derivatives not subject to netting arrangements	572	—		572	—	—	572
Total derivatives	8,538	6,170		2,368	771	—	1,597
Repurchase agreements	84,665	76,040	(b)	8,625	8,625	—	—
Securities lending	997	—		997	937	—	60
Total	$94,200	$82,210		$11,990	$10,333	$—	$1,657

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2019				Dec. 31, 2018
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$49,227	$—	$—	$49,227	$76,822	$—	$—	$76,822
U.S. government agencies	1,096	—	—	1,096	759	—	—	759
Agency RMBS	2,509	—	—	2,509	3,184	—	4	3,188
Corporate bonds	335	—	1,450	1,785	416	—	1,413	1,829
Other debt securities	319	—	931	1,250	271	—	1,106	1,377
Equity securities	230	—	669	899	163	—	527	690
Total	$53,716	$—	$3,050	$56,766	$81,615	$—	$3,050	$84,665
Securities lending:
U.S. government agencies	$37	$—	$—	$37	$7	$—	$—	$7
Other debt securities	212	—	—	212	294	—	—	294
Equity securities	625	—	—	625	696	—	—	696
Total	$874	$—	$—	$874	$997	$—	$—	$997
Total borrowings	$54,590	$—	$3,050	$57,640	$82,612	$—	$3,050	$85,662

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

Note 19–Commitments and contingent liabilities

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2019	Dec. 31, 2018
(in millions)
Lending commitments	$51,871	$50,631
Standby letters of credit (a)	2,605	2,817
Commercial letters of credit	161	165
Securities lending indemnifications (b)(c)	414,227	401,504

(a)	Net of participations totaling $158 million at March 31, 2019 and $163 million at Dec. 31, 2018.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $60 billion at March 31, 2019 and $56 billion at Dec. 31, 2018.

(c)	Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $44 billion at March 31, 2019 and $35 billion at Dec. 31, 2018.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $32.2 billion in less than one year, $19.2 billion in one to five years and $440 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $222 million at March 31, 2019 and $223 million at Dec. 31, 2018. At March 31, 2019, $1.8 billion of the SBLCs will expire within one year and $767 million in one to five years.

We must recognize, at the inception of an SBLC and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees. The estimated liability for losses related to SBLCs and foreign and other guarantees, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $102 million at March 31, 2019 and $106 million at Dec. 31, 2018.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2019	Dec. 31, 2018

Investment grade	90%	89%
Non-investment grade	10%	11%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $161 million at March 31, 2019 and $165 million at Dec. 31, 2018.

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

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $433 billion at March 31, 2019 and $420 billion at Dec. 31, 2018.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At March 31, 2019 and Dec. 31, 2018, $60 billion and $56 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $63 billion and $59 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on settlement date. At March 31, 2019, we had $151 million of unsettled repurchase agreements and $7.2 billion of unsettled reverse repurchase agreements which all settled the following day.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2019. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2019
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.9	$22.7	$25.6
Asset managers	1.0	6.5	7.5
Banks	5.9	1.3	7.2
Insurance	0.1	2.4	2.5
Government	0.1	0.5	0.6
Other	0.9	0.7	1.6
Total	$10.9	$34.1	$45.0

Commercial portfolio exposure (in billions)	March 31, 2019
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.9	$5.2	$6.1
Services and other	0.7	5.0	5.7
Energy and utilities	0.4	3.9	4.3
Media and telecom	0.1	1.1	1.2
Total	$2.1	$15.2	$17.3

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

Sponsored Member Repo Program

BNY Mellon is a sponsoring member in the FICC sponsored member program, where we submit eligible overnight repurchase and reverse repurchase transactions in U.S. treasury securities (“Sponsored Member Transactions”) between BNY Mellon and our sponsored member clients for novation and clearing through FICC pursuant to the FICC Government Securities Division rulebook (the “FICC Rules”). We also guarantee to FICC the prompt and full payment and performance of our sponsored member clients’ respective obligations under the FICC Rules in connection with such clients’ Sponsored Member Transactions. We minimize our credit exposure under this guaranty by obtaining a security interest in our sponsored member clients’ collateral and rights under Sponsored Member Transactions. See “Offsetting assets and liabilities” in Note 18 for additional information on our repurchase and reverse repurchase agreements.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

indemnifications is remote. At March 31, 2019 and Dec. 31, 2018, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2019 and Dec. 31, 2018, we have not recorded any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, BNY Mellon is routinely named as defendants in or made parties to pending and potential legal actions. We also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in governmental and regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of BNY

Mellon, although they could have a material effect on our results of operations in a given period.

In view of the inherent unpredictability of outcomes in litigation and regulatory matters, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and regulatory matters, including a possible eventual loss, fine, penalty or business impact, if any, associated with each such matter. In accordance with applicable accounting guidance, BNY Mellon establishes accruals for litigation and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. BNY Mellon regularly monitors such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, BNY Mellon does not establish an accrual and the matter continues to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. BNY Mellon believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on the results of operations in a given period.

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 15 lawsuits against Pershing that are pending in Texas, including two putative class actions. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. On July 12, 2018, a federal district court dismissed six of the individual lawsuits and those cases are on appeal. On March 8, 2019, a group of investors filed a putative class action against The Bank of New York Mellon, making the same allegations as in the prior actions brought against Pershing. On March 21, 2019, the Texas federal court denied the motion for class certification in one of the putative class actions against Pershing. A series of FINRA arbitration proceedings also have been initiated by alleged purchasers asserting similar claims.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correiros (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. On Oct. 31, 2018, Postalis filed an application in federal court in the Southern District of New York seeking an order authorizing it to take discovery from The Bank of New York Mellon Corporation and its U.S. subsidiaries, purportedly for use in the Brazilian proceedings. On Dec. 20, 2018, the court denied Postalis’s application in its entirety.

Depositary Receipt Litigation
Between late December 2015 and February 2016, four putative class action lawsuits were filed against BNY Mellon asserting claims relating to BNY Mellon’s foreign exchange pricing when converting dividends and other distributions from non-U.S. companies in its role as depositary bank to Depositary Receipt issuers. The claims are for breach of contract and violations of ERISA. The lawsuits have been consolidated into two suits that are pending in federal court in the Southern District of New York. The parties in the lawsuits have entered into settlement agreements to resolve the suits, which are subject to court approval.

BNY Mellon 87

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received preliminary information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. We have not received any tax demand concerning cum/ex trading. In connection with the acquisition of the subject entities, we obtained an indemnity for tax liabilities from the sellers that we intend to pursue as necessary.

Note 20–Lines of business

We have an internal information system that produces performance data along product and service lines for our two principal businesses and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 23 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the first quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

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

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,154	$864	(a)	$30	$3,048	(a)
Net interest revenue (expense)	796	75		(30)	841
Total revenue (loss)	2,950	939	(a)	—	3,889	(a)
Provision for credit losses	8	1		(2)	7
Noninterest expense	1,969	669		61	2,699
Income (loss) before taxes	$973	$269	(a)	$(59)	$1,183	(a)
Pre-tax operating margin (b)	33%	29%		N/M	31%
Average assets	$255,891	$31,857		$48,417	$336,165

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $16 million, representing $26 million of income and noncontrolling interests of $10 million. Income before taxes is net of noncontrolling interests of $10 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2018	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,213	$890	(a)	$29	$3,132	(a)
Net interest revenue (expense)	827	73		(15)	885
Total revenue	3,040	963	(a)	14	4,017	(a)
Provision for credit losses	6	1		(7)	—
Noninterest expense	2,112	715		160	2,987
Income (loss) before taxes	$922	$247	(a)	$(139)	$1,030	(a)
Pre-tax operating margin (b)	30%	26%		N/M	25%
Average assets	$262,584	$31,043		$44,964	$338,591

(a)
Both total fee and other revenue and total revenue include net loss from consolidated investment management funds of $13 million, representing $24 million of losses and a loss attributable to noncontrolling interests of $11 million. Income before taxes is net of a loss attributable to noncontrolling interests of $11 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 89

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

(b)	Noninterest expense includes income attributable to noncontrolling interests of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 21–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2019		2018
Transfers from loans to other assets for other real estate owned	$—		$1
Change in assets of consolidated investment management funds	11		125
Change in liabilities of consolidated investment management funds	1		9
Change in nonredeemable noncontrolling interests of consolidated investment management funds	21		104
Securities purchased not settled	1,407		414
Securities sold not settled	—		30
Securities matured not settled	680		—
Available-for-sale securities transferred to trading assets	—		963
Held-to-maturity securities transferred to available-for-sale	—		1,087
Premises and equipment/capitalized software funded by financing lease obligations	13		15
Premises and equipment/operating lease obligations	1,281	(a)	—

(a)	Includes $1,244 million related to the adoption of ASU 2016-02, Leases, and $37 million related to new or modified leases.

90 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 91

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and investment in technology), targets, opportunities, growth (including those regarding our net interest revenue sensitivity and growth) and initiatives.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in “Risk Factors,” such as:

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

92 BNY Mellon

Forward-looking Statements (continued)

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

•
the Parent is a non-operating holding company, and as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders; and

•
changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

Investors should consider all risk factors discussed in our 2018 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 93

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 19 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2019. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2019			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2019
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
January 2019	6,774	$52.69	6,774	$900
February 2019	2,140	53.04	2,140	786
March 2019	1,611	52.41	1,611	702
First quarter of 2019 (a)	10,525	$52.72	10,525	$702	(b)

(a)
Includes 2 million shares repurchased at a purchase price of $116 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $52.65.

(b)	Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2019, including employee benefit plan repurchases.

In June 2018, in connection with the Federal Reserve’s non-objection to our 2018 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $2.4 billion of common stock starting in the third quarter of 2018 and continuing through the second quarter of 2019. This new share repurchase plan replaces all previously authorized share repurchase plans.

In December 2018, the Federal Reserve approved the repurchase of up to $830 million of additional common stock under our repurchase program. Our Board of Directors approved the additional share repurchases, all of which were repurchased in the fourth quarter of 2018. These repurchases were in addition to the Company’s repurchase of $2.4 billion of common stock previously approved by the Board and announced in June 2018.

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

Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.

94 BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.8	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.

BNY Mellon 95

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2019. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

96 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 8, 2019	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 97