Form 10-Q
period 2019-06-30
Bank of New York Mellon Corp
filed 2019-08-07
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019
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

Registrant’s telephone number, including area code – (212) 495-1784

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BK	New York Stock Exchange
Depositary Shares, each representing 1/4,000th of a share of Series C Noncumulative Preferred Stock	BK PrC	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV	BK/P	New York Stock Exchange
(fully and unconditionally guaranteed by The Bank of New York Mellon Corporation)

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

As of June 30, 2019, 942,662,027 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2019 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2019 and subsequent events	4
Highlights of second quarter 2019 results	5
Fee and other revenue	6
Net interest revenue	8
Noninterest expense	11
Income taxes	11
Review of businesses	12
Critical accounting estimates	19
Consolidated balance sheet review	19
Liquidity and dividends	29
Capital	33
Trading activities and risk management	36
Asset/liability management	39
Off-balance sheet arrangements	39
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	40
Recent accounting and regulatory developments	42
Website information	43

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	44
Consolidated Comprehensive Income Statement (unaudited)	46
Consolidated Balance Sheet (unaudited)	47
Consolidated Statement of Cash Flows (unaudited)	48
Consolidated Statement of Changes in Equity (unaudited)	49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$969	$910	$1,055	$1,879	$2,190
Basic earnings per share	$1.01	$0.94	$1.04	$1.95	$2.15
Diluted earnings per share	$1.01	$0.94	$1.03	$1.95	$2.14

Fee and other revenue	$3,112	$3,032	$3,210	$6,144	$6,480
Income from consolidated investment management funds	10	26	12	36	1
Net interest revenue	802	841	916	1,643	1,835
Total revenue	$3,924	$3,899	$4,138	$7,823	$8,316

Return on common equity (annualized)	10.4%	10.0%	11.2%	10.2%	11.7%
Return on tangible common equity (annualized) – Non-GAAP (a)	21.2%	20.7%	23.5%	20.9%	24.6%

Return on average assets (annualized)	1.13%	1.10%	1.22%	1.12%	1.25%

Fee revenue as a percentage of total revenue	79%	78%	78%	78%	78%

Percentage of non-U.S. total revenue	36%	36%	37%	36%	37%

Pre-tax operating margin	33%	31%	34%	32%	34%

Net interest margin	1.12%	1.20%	1.26%	1.16%	1.24%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.12%	1.20%	1.26%	1.16%	1.25%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$35.5	$34.5	$33.6	$35.5	$33.6
Assets under management (“AUM”) at period end (in billions) (d)	$1,843	$1,841	$1,805	$1,843	$1,805
Market value of securities on loan at period end (in billions) (e)	$369	$377	$432	$369	$432

Average common shares and equivalents outstanding (in thousands):
Basic	951,281	962,397	1,010,179	956,887	1,013,507
Diluted	953,928	965,960	1,014,357	959,957	1,018,020

Selected average balances:
Interest-earning assets	$287,417	$282,185	$292,086	$284,816	$297,050
Total assets	$342,384	$336,165	$346,328	$339,292	$352,219
Interest-bearing deposits	$167,545	$159,879	$152,799	$163,734	$154,244
Noninterest-bearing deposits	$52,956	$54,583	$64,768	$53,765	$67,869
Long-term debt	$27,681	$28,254	$28,349	$27,966	$28,378
Preferred stock	$3,542	$3,542	$3,542	$3,542	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,487	$37,086	$37,750	$37,287	$37,672

Other information at period end:
Cash dividends per common share	$0.28	$0.28	$0.24	$0.56	$0.48
Common dividend payout ratio	28%	30%	23%	29%	22%
Common dividend yield (annualized)	2.5%	2.3%	1.8%	2.6%	1.8%
Closing stock price per common share	$44.15	$50.43	$53.93	$44.15	$53.93
Market capitalization	$41,619	$48,288	$53,927	$41,619	$53,927
Book value per common share	$40.30	$39.36	$37.97	$40.30	$37.97
Tangible book value per common share – Non-GAAP (a)	$20.45	$19.74	$19.00	$20.45	$19.00
Full-time employees	49,100	49,800	52,000	49,100	52,000
Common shares outstanding (in thousands)	942,662	957,517	999,945	942,662	999,945

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2019	March 31, 2019	Dec. 31, 2018
Average liquidity coverage ratio (“LCR”)	117%	118%	118%

Regulatory capital ratios: (f)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	11.1%	11.1%	10.7%
Tier 1 capital ratio	13.2	13.2	12.8
Total capital ratio	14.0	14.0	13.6
Standardized:
CET1 ratio	12.4%	12.0%	11.7%
Tier 1 capital ratio	14.8	14.3	14.1
Total capital ratio	15.7	15.3	15.1

Tier 1 leverage ratio	6.8%	6.8%	6.6%
Supplementary leverage ratio (“SLR”)	6.3	6.3	6.0

BNY Mellon shareholders’ equity to total assets ratio	10.9%	11.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.0	10.9	10.2

(a)
Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of Non-GAAP measures.

(b)	See “Average balances and interest rates” beginning on page 9 for a reconciliation of this Non-GAAP measure.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.4 trillion at June 30, 2019, $1.3 trillion at March 31, 2019 and $1.4 trillion at June 30, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $64 billion at June 30, 2019, $62 billion at March 31, 2019 and $70 billion at June 30, 2018.

(f)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 33.

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

Key second quarter 2019 and subsequent events

Share repurchase program and increase in cash dividend on common stock

In June 2019, our Board of Directors approved the repurchase of up to $3.94 billion of common stock starting in the third quarter of 2019 and continuing through the second quarter of 2020.

Additionally, in July 2019, our Board of Directors approved an 11% increase in the quarterly cash dividend on common stock, from $0.28 to $0.31 per share. This increased quarterly cash dividend will be paid on Aug. 9, 2019.

4 BNY Mellon

Highlights of second quarter 2019 results

Net income applicable to common shareholders was $969 million, or $1.01 per diluted common share, in the second quarter of 2019. Net income applicable to common shareholders was $1.06 billion, or $1.03 per diluted common share, in the second quarter of 2018. The highlights below are based on the second quarter of 2019 compared with the second quarter of 2018, unless otherwise noted.

•	Total revenue of $3.9 billion decreased 5% primarily reflecting:

•
Fee revenue decreased 3% primarily reflecting cumulative AUM outflows since the second quarter of 2018, the unfavorable impact of a stronger U.S. dollar and lower foreign exchange and securities lending revenue, partially offset by higher fees in Issuer Services, growth in clearance volumes and collateral management, as well as higher client assets and volumes in Pershing. (See “Fee and other revenue” beginning on page 6.)

•
Net interest revenue decreased 12% as the higher yield on interest-earning assets was more than offset by higher deposit and funding costs, lower noninterest-bearing deposits and loan balances and the impact of hedging activities. The impact of hedging activities is offset in foreign exchange and other trading revenue. (See “Net interest revenue” on page 8.)

•
Noninterest expense of $2.6 billion decreased 4%. Over 1% of the decrease was driven by the favorable impact of a stronger U.S. dollar. The remaining decrease primarily reflects lower staff expense and decreases in most other expense categories, partially offset by continued investments in technology. (See “Noninterest expense” on page 11.)

•	Effective tax rate of 20.5%. (See “Income taxes” on page 11.)

Capital and liquidity

•
CET1 ratio under the Advanced Approach was 11.1% at June 30, 2019, unchanged compared with March 31, 2019, reflecting capital generated through earnings and the unrealized gain in our investment securities portfolio, offset by capital deployed through common stock repurchases, dividends payments and higher risk-weighted assets (“RWA”). (See “Capital” beginning on page 33.)

•	Repurchased 15.3 million common shares for $750 million and paid $270 million in dividends to common shareholders in the second quarter of 2019.

Highlights of our principal businesses

Investment Services

•	Total revenue decreased 3%.

•	Income before taxes decreased 8%.

•	AUC/A of $35.5 trillion, increased 6%, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.

Investment Management

•	Total revenue decreased 10%.

•	Income before taxes decreased 17%.

•
AUM of $1.8 trillion increased 2%, primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

See “Review of businesses” and Note 20 of the Notes to Consolidated Financial Statements for additional information on our businesses.

BNY Mellon 5

Fee and other revenue

Fee and other revenue								YTD19
				2Q19 vs.				vs.
(dollars in millions, unless otherwise noted)	2Q19	1Q19	2Q18	1Q19	2Q18	YTD19	YTD18	YTD18
Investment services fees:
Asset servicing fees (a)	$1,141	$1,122	$1,157	2%	(1)%	$2,263	$2,325	(3)%
Clearing services fees (b)	410	398	401	3	2	808	825	(2)
Issuer services fees	291	251	266	16	9	542	526	3
Treasury services fees	140	132	140	6	—	272	278	(2)
Total investment services fees (b)	1,982	1,903	1,964	4	1	3,885	3,954	(2)
Investment management and performance fees (b)	833	841	901	(1)	(8)	1,674	1,851	(10)
Foreign exchange and other trading revenue	166	170	187	(2)	(11)	336	396	(15)
Financing-related fees	50	51	53	(2)	(6)	101	105	(4)
Distribution and servicing	31	31	34	—	(9)	62	70	(11)
Investment and other income	43	35	70	N/M	N/M	78	152	N/M
Total fee revenue	3,105	3,031	3,209	2	(3)	6,136	6,528	(6)
Net securities gains (losses)	7	1	1	N/M	N/M	8	(48)	N/M
Total fee and other revenue	$3,112	$3,032	$3,210	3%	(3)%	$6,144	$6,480	(5)%

Fee revenue as a percentage of total revenue	79%	78%	78%			78%	78%

AUC/A at period end (in trillions) (c)	$35.5	$34.5	$33.6	3%	6%	$35.5	$33.6	6%
AUM at period end (in billions) (d)	$1,843	$1,841	$1,805	—%	2%	$1,843	$1,805	2%

(a)
Asset servicing fees include securities lending revenue of $44 million in the second quarter of 2019, $48 million in the first quarter of 2019, $60 million in the second quarter of 2018, $92 million in the first six months of 2019 and $115 million in the first six months of 2018.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Includes the AUC/A of CIBC Mellon of $1.4 trillion at June 30, 2019, $1.3 trillion at March 31, 2019 and $1.4 trillion at June 30, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M - Not meaningful.

Fee and other revenue decreased 3% compared with the second quarter of 2018 and increased 3% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower investment management and performance fees, investment and other income, foreign exchange and other trading revenue and asset servicing fees, partially offset by an increase in issuer services and clearing services fees. The increase compared with the first quarter of 2019 primarily reflects higher issuer services, asset servicing and clearing services fees.

Investment services fees

Investment services fees were impacted by the following compared with the second quarter of 2018 and the first quarter of 2019:

•
Asset servicing fees decreased 1% compared with the second quarter of 2018 and increased 2% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower securities lending revenue, lower client activity and the unfavorable impact of a stronger U.S. dollar, partially offset by growth in clearance volumes and collateral management. The increase compared with the first quarter of 2019 primarily reflects growth in clearance volumes and collateral management.

•	Clearing services fees increased 2% compared with the second quarter of 2018 and 3% compared with the first quarter of 2019. Both increases primarily reflect higher client assets and volumes.

•
Issuer services fees increased 9% compared with the second quarter of 2018 and 16% compared with the first quarter of 2019. Both increases primarily reflect higher fees in Depositary Receipts and Corporate Trust.

•
Treasury services fees was unchanged compared with the second quarter of 2018 and increased 6% compared with the first quarter of 2019. The increase compared with the first quarter of 2019 primarily reflects higher payment volumes.

See the “Investment Services business” in “Review of businesses” for additional details.

6 BNY Mellon

Investment management and performance fees

Investment management and performance fees decreased 8% compared with the second quarter of 2018 and 1% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects the impact of cumulative AUM outflows since the second quarter of 2018 and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), partially offset by higher market values. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 6% compared with the second quarter of 2018. The decrease compared with the first quarter of 2019 primarily reflects the timing of performance fees, partially offset by higher market values. Performance fees were $2 million in the second quarter of 2019, $12 million in the second quarter of 2018 and $31 million in the first quarter of 2019.

AUM was $1.8 trillion at June 30, 2019, an increase of 2% compared with June 30, 2018, primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Foreign exchange	$150	$160	$171	$310	$354
Other trading revenue	16	10	16	26	42
Total foreign exchange and other trading revenue	$166	$170	$187	$336	$396

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility and the impact of foreign currency hedging activities. In the second quarter of 2019, foreign exchange revenue totaled $150 million, a decrease of 12% compared with the second quarter of 2018 and 6% compared with the first quarter of 2019. Both decreases primarily reflect lower volumes and volatility. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Distribution and servicing fees

Distribution and servicing fees decreased compared with the second quarter of 2018 and was unchanged compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower fees from mutual funds.

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Corporate/bank-owned life insurance	$32	$30	$31	$62	$67
Expense reimbursements from joint venture	19	19	19	38	35
Seed capital gains (a)(b)	8	2	3	10	3
Asset-related gains	1	1	15	2	61
Other (loss) income (b)	(17)	(17)	2	(34)	(14)
Total investment and other income	$43	$35	$70	$78	$152

(a)	Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

(b)	The first quarter 2019 amounts were adjusted to correct the classification of certain revenue between seed capital and other income.

Investment and other income decreased compared with the second quarter of 2018 and increased compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower asset-related gains, foreign currency translation and increased pre-tax losses on investments in renewable energy, partially offset by higher seed capital gains. The increase compared with the first quarter of 2019 primarily reflects higher seed capital gains.

Year-to-date 2019 compared with year-to-date 2018

Fee and other revenue decreased 5% compared with the first six months of 2018, primarily reflecting lower investment management and performance fees, investment and other income, asset servicing fees and foreign exchange and other trading revenue, partially offset by net securities losses recorded in the first six months of 2018. The 10% decrease in investment management and performance fees primarily reflects the impact of cumulative AUM outflows since the

BNY Mellon 7

second quarter of 2018, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and the impact of divestitures. The decrease in investment and other income primarily reflects lower asset-related gains, which included the gain on the sale of CenterSquare and gains on equity investments both recorded in the first quarter of 2018. The 3% decrease in asset servicing fees primarily reflects lower client activity, the unfavorable impact of a stronger U.S. dollar and lower securities lending revenue, partially offset by growth in clearance volumes and collateral management. The 15% decrease in foreign exchange and other trading revenue primarily reflects lower foreign exchange volumes and volatility. Net securities losses in the first six months of 2018 were driven by sales of debt securities.

Net interest revenue

Net interest revenue										YTD19
				2Q19 vs.						vs.
(dollars in millions)	2Q19	1Q19	2Q18	1Q19		2Q18		YTD19	YTD18	YTD18
Net interest revenue	$802	$841	$916	(5)%		(12)%		$1,643	$1,835	(10)%
Add: Tax equivalent adjustment	4	4	5	N/M		N/M		8	11	N/M
Net interest revenue on a fully taxable equivalent basis (“FTE”) – Non-GAAP (a)	$806	$845	$921	(5)%		(12)%		$1,651	$1,846	(11)%

Average interest-earning assets	$287,417	$282,185	$292,086	2%		(2)%		$284,816	$297,050	(4)%

Net interest margin	1.12%	1.20%	1.26%	(8	) bps	(14	) bps	1.16%	1.24%	(8	) bps
Net interest margin (FTE) – Non-GAAP (a)	1.12%	1.20%	1.26%	(8	) bps	(14	) bps	1.16%	1.25%	(9	) bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

N/M - not meaningful.
bps - basis points.

Net interest revenue decreased 12% compared with the second quarter of 2018 and 5% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects higher yields on interest-earning assets, which were more than offset by the higher deposit and funding costs, lower noninterest-bearing deposits and loan balances and the impact of hedging activities. The decrease compared with the first quarter of 2019 was primarily driven by higher interest-bearing deposit costs, lower noninterest-bearing deposit balances, lower yields on interest-earning assets and the impact of hedging activities, partially offset by the benefit of higher interest-bearing deposit balances. The impact of hedging activities is offset in foreign exchange and other trading revenue.

Net interest margin decreased 14 basis points compared with the second quarter of 2018 and 8 basis points compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects higher deposit rates, partially offset by higher asset yields. The decrease compared with the first quarter of 2019 primarily reflects higher deposit rates and lower asset yields.

Average non-U.S. dollar deposits comprised approximately 30% of our average total deposits in the second quarter of 2019. Approximately 45% of the average non-U.S. dollar deposits in the second quarter of 2019 were euro-denominated.

Net interest revenue in future quarters will depend on the level and mix of client deposits, deposit rates, as well as the level and shape of the yield curve which may result in lower yields on interest-earning assets.

Year-to-date 2019 compared with year-to-date 2018

Net interest revenue decreased 10% compared with the first six months of 2018, primarily driven by higher yields on interest-earning assets which were more than offset by the higher deposit and funding costs, lower noninterest-bearing deposits and loan balances and the impact of hedging activities. The impact of hedging activities is offset in foreign exchange and other trading revenue. The decrease in the net interest margin primarily reflects higher deposit rates, partially offset by higher asset yields.

8 BNY Mellon

Average balances and interest rates	Quarter ended
	June 30, 2019			March 31, 2019			June 30, 2018
(dollars in millions)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$61,756	$113	0.72%	$63,583	$139	0.87%	$69,676	$136	0.77%
Interest-bearing deposits with banks (primarily foreign banks)	13,666	64	1.87	13,857	63	1.85	15,748	56	1.41
Federal funds sold and securities purchased under resale agreements (a)	38,038	568	5.99	28,968	474	6.63	28,051	230	3.29
Margin loans	10,920	119	4.36	12,670	135	4.34	14,838	128	3.46
Non-margin loans:
Domestic offices	29,492	284	3.86	28,177	269	3.85	29,970	257	3.44
Foreign offices	9,961	81	3.29	10,511	86	3.32	12,258	88	2.87
Total non-margin loans	39,453	365	3.71	38,688	355	3.70	42,228	345	3.27
Securities:
U.S. government obligations	18,870	103	2.19	23,597	129	2.22	23,199	116	2.02
U.S. government agency obligations	66,445	428	2.58	64,867	427	2.63	63,022	374	2.37
State and political subdivisions (b)	1,735	13	2.89	2,206	15	2.71	2,677	18	2.75
Other securities (b)	30,770	157	2.04	28,647	151	2.13	28,863	126	1.75
Trading securities (b)	5,764	39	2.72	5,102	36	2.91	3,784	29	3.10
Total securities	123,584	740	2.40	124,419	758	2.45	121,545	663	2.19
Total interest-earning assets	$287,417	$1,969	2.74%	$282,185	$1,924	2.75%	$292,086	$1,558	2.14%
Noninterest-earnings assets	54,967			53,980			54,242
Total assets	$342,384			$336,165			$346,328
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$74,180	$251	1.36%	$70,562	$224	1.29%	$54,200	$105	0.78%
Foreign offices	93,365	181	0.78	89,317	167	0.76	98,599	68	0.28
Total interest-bearing deposits	167,545	432	1.04	159,879	391	0.99	152,799	173	0.45
Federal funds purchased and securities sold under repurchase agreements (a)	11,809	372	12.64	11,922	331	11.26	18,146	158	3.48
Trading liabilities	1,735	11	2.47	1,305	7	2.25	1,198	7	2.43
Other borrowed funds	2,455	20	3.36	3,305	24	2.87	2,399	14	2.40
Commercial paper	2,957	18	2.43	1,377	8	2.44	3,869	21	2.13
Payables to customers and broker-dealers	15,666	69	1.76	16,108	70	1.76	16,349	45	1.10
Long-term debt	27,681	241	3.45	28,254	248	3.52	28,349	219	3.06
Total interest-bearing liabilities	$229,848	$1,163	2.03%	$222,150	$1,079	1.96%	$223,109	$637	1.14%
Total noninterest-bearing deposits	52,956			54,583			64,768
Other noninterest-bearing liabilities	18,362			18,628			16,857
Total liabilities	301,166			295,361			304,734
Temporary equity
Redeemable noncontrolling interests	53			70			184
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	41,029			40,628			41,292
Noncontrolling interests	136			106			118
Total permanent equity	41,165			40,734			41,410
Total liabilities, temporary equity and permanent equity	$342,384			$336,165			$346,328
Net interest revenue (FTE) – Non-GAAP		$806			$845			$921
Net interest margin (FTE) – Non-GAAP			1.12%			1.20%			1.26%
Less: Tax equivalent adjustment (b)		4			4			5
Net interest revenue – GAAP		$802			$841			$916
Net interest margin – GAAP			1.12%			1.20%			1.26%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $51 billion for the second quarter of 2019, $44 billion for the first quarter of 2019 and $18 billion for the second quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.57% for the second quarter of 2019, 2.63% for the first quarter of 2019 and 2.01% for the second quarter of 2018.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.39% for the second quarter of 2019, 2.40% for the first quarter of 2019 and 1.75% for the second quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%, and annualized.

BNY Mellon 9

Average balances and interest rates	Year-to-date
	June 30, 2019			June 30, 2018
(dollars in millions)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$62,665	$252	0.80%	$74,346	$262	0.70%
Interest-bearing deposits with banks (primarily foreign banks)	13,761	127	1.86	14,804	98	1.33
Federal funds sold and securities purchased under resale agreements (a)	33,528	1,042	6.26	27,978	400	2.88
Margin loans	11,790	254	4.35	15,254	243	3.21
Non-margin loans:
Domestic offices	28,838	553	3.85	30,191	485	3.23
Foreign offices	10,235	167	3.30	12,387	165	2.68
Total non-margin loans	39,073	720	3.71	42,578	650	3.07
Securities:
U.S. government obligations	21,220	232	2.21	23,329	225	1.95
U.S. government agency obligations	65,660	855	2.60	62,998	724	2.30
State and political subdivisions (b)	1,969	28	2.80	2,776	37	2.68
Other securities (b)	29,715	308	2.08	29,005	249	1.72
Trading securities (b)	5,435	75	2.81	3,982	57	2.85
Total securities	123,999	1,498	2.42	122,090	1,292	2.12
Total interest-earning assets	$284,816	$3,893	2.75%	$297,050	$2,945	1.99%
Noninterest-earnings assets	54,476			55,169
Total assets	$339,292			$352,219
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$72,381	$475	1.32%	$52,914	$176	0.67%
Foreign offices	91,353	348	0.77	101,330	114	0.23
Total interest-bearing deposits	163,734	823	1.01	154,244	290	0.38
Federal funds purchased and securities sold under repurchase agreements (a)	11,865	703	11.95	18,552	265	2.88
Trading liabilities	1,521	18	2.37	1,382	16	2.33
Other borrowed funds	2,878	44	3.08	2,260	23	2.06
Commercial paper	2,171	26	2.43	3,502	33	1.89
Payables to customers and broker-dealers	15,887	139	1.76	16,723	76	0.92
Long-term debt	27,966	489	3.48	28,378	396	2.78
Total interest-bearing liabilities	$226,022	$2,242	2.00%	$225,041	$1,099	0.98%
Total noninterest-bearing deposits	53,765			67,869
Other noninterest-bearing liabilities	18,494			17,710
Total liabilities	298,281			310,620
Temporary equity
Redeemable noncontrolling interests	65			188
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	40,829			41,214
Noncontrolling interests	117			197
Total permanent equity	40,946			41,411
Total liabilities, temporary equity and permanent equity	$339,292			$352,219
Net interest revenue (FTE) – Non-GAAP		$1,651			$1,846
Net interest margin (FTE) – Non-GAAP			1.16%			1.25%
Less: Tax equivalent adjustment (b)		8			11
Net interest revenue – GAAP		$1,643			$1,835
Net interest margin – GAAP			1.16%			1.24%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $47 billion for the first six months of 2019 and $16 billion for the first six months of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.59% for the first six months of 2019 and 1.84% for the first six months of 2018.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.39% for the first six months of 2019 and 1.55% for the first six months of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%, and annualized.

10 BNY Mellon

Noninterest expense

Noninterest expense								YTD19
				2Q19 vs.				vs.
(dollars in millions)	2Q19	1Q19	2Q18	1Q19	2Q18	YTD19	YTD18	YTD18
Staff	$1,421	$1,524	$1,489	(7)%	(5)%	$2,945	$3,065	(4)%
Professional, legal and other purchased services	337	325	328	4	3	662	619	7
Software and equipment	304	283	266	7	14	587	500	17
Net occupancy	138	137	156	1	(12)	275	295	(7)
Sub-custodian and clearing	115	105	110	10	5	220	229	(4)
Distribution and servicing	94	91	106	3	(11)	185	212	(13)
Business development	56	45	62	24	(10)	101	113	(11)
Bank assessment charges	31	31	47	—	(34)	62	99	(37)
Amortization of intangible assets	30	29	48	3	(38)	59	97	(39)
Other	121	129	135	(6)	(10)	250	257	(3)
Total noninterest expense	$2,647	$2,699	$2,747	(2)%	(4)%	$5,346	$5,486	(3)%

Full-time employees at period end	49,100	49,800	52,000	(1)%	(6)%

Total noninterest expense decreased 4% compared with the second quarter of 2018 and 2% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower staff expense, the favorable impact of a stronger U.S. dollar and decreases in most other expense categories, partially offset by continued investments in technology. The investments in technology are included in staff, professional, legal and other purchased services, and software and equipment expenses. The decrease compared with the first quarter of 2019 primarily reflects lower staff expense, driven by the impact of vesting of long-term stock awards for retirement eligible employees recorded in the first quarter of 2019. The decrease was partially offset by higher software and equipment, volume-related and professional, legal and other purchased services expenses.

Our investments in technology infrastructure and platforms are expected to continue at recent levels. As a result, we expect to incur higher technology-related expenses in 2019 than in 2018. This increase is expected to be mostly offset by decreases in other expenses as we continue to manage overall expenses.

Year-to-date 2019 compared with year-to-date 2018

Noninterest expense decreased 3% compared with the first six months of 2018. The decrease primarily reflects lower staff expense, the favorable impact of a stronger U.S. dollar and decreases in most other expense categories, partially offset by continued investments in technology.

Income taxes

BNY Mellon recorded an income tax provision of $264 million (20.5% effective tax rate) in the second quarter of 2019, $286 million (20.5% effective tax rate) in the second quarter of 2018 and $237 million (19.9% effective tax rate) in the first quarter of 2019. For additional information, see Note 12 of the Notes to Consolidated Financial Statements.

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the second quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, volume-related fees may decline due to reduced client activity. In the third quarter, staff expense typically increases, reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2019, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.05.

See Note 20 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

12 BNY Mellon

Investment Services business

										YTD19
(dollars in millions unless otherwise noted)						2Q19 vs.				vs.
	2Q19	1Q19	4Q18	3Q18	2Q18	1Q19	2Q18	YTD19	YTD18	YTD18
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,120	$1,103	$1,106	$1,136	$1,135	2%	(1)%	$2,223	$2,278	(2)%
Clearing services fees (b)	411	398	398	393	400	3	3	809	824	(2)
Issuer services fees	291	251	286	288	265	16	10	542	525	3
Treasury services fees	140	132	139	136	140	6	—	272	278	(2)
Total investment services fees (b)	1,962	1,884	1,929	1,953	1,940	4	1	3,846	3,905	(2)
Foreign exchange and other trading revenue	153	157	163	161	172	(3)	(11)	310	341	(9)
Other (b)(c)	112	113	121	116	121	(1)	(7)	225	237	(5)
Total fee and other revenue	2,227	2,154	2,213	2,230	2,233	3	—	4,381	4,483	(2)
Net interest revenue	775	796	827	827	874	(3)	(11)	1,571	1,718	(9)
Total revenue	3,002	2,950	3,040	3,057	3,107	2	(3)	5,952	6,201	(4)
Provision for credit losses	(4)	8	6	1	1	N/M	N/M	4	(6)	N/M
Noninterest expense (excluding amortization of intangible assets)	1,934	1,949	2,090	1,995	1,931	(1)	—	3,883	3,844	1
Amortization of intangible assets	20	20	22	35	36	—	(44)	40	72	(44)
Total noninterest expense	1,954	1,969	2,112	2,030	1,967	(1)	(1)	3,923	3,916	—
Income before taxes	$1,052	$973	$922	$1,026	$1,139	8%	(8)%	$2,025	$2,291	(12)%

Pre-tax operating margin	35%	33%	30%	34%	37%			34%	37%

Securities lending revenue	$40	$44	$43	$52	$55	(9)%	(27)%	$84	$103	(18)%

Total revenue by line of business:
Asset Servicing	$1,391	$1,407	$1,435	$1,458	$1,520	(1)%	(8)%	$2,798	$3,039	(8)%
Pershing	564	554	558	558	558	2	1	1,118	1,139	(2)
Issuer Services	446	396	441	453	431	13	3	842	849	(1)
Treasury Services	317	317	328	324	329	—	(4)	634	650	(2)
Clearance and Collateral Management	284	276	278	264	269	3	6	560	524	7
Total revenue by line of business	$3,002	$2,950	$3,040	$3,057	$3,107	2%	(3)%	$5,952	$6,201	(4)%

Metrics:
Average loans	$32,287	$33,171	$35,540	$35,044	$38,002	(3)%	(15)%	$32,726	$38,598	(15)%
Average deposits	$201,146	$195,082	$203,416	$192,741	$203,064	3%	(1)%	$198,131	$208,567	(5)%

AUC/A at period end (in trillions) (d)	$35.5	$34.5	$33.1	$34.5	$33.6	3%	6%	$35.5	$33.6	6%
Market value of securities on loan at period end (in billions) (e)	$369	$377	$373	$415	$432	(2)%	(15)%	$369	$432	(15)%

Pershing:
Average active clearing accounts (U.S. platform) (in thousands)	6,254	6,169	6,125	6,108	6,080	1%	3%
Average long-term mutual fund assets (U.S. platform)	$532,384	$507,606	$489,491	$527,336	$512,645	5%	4%
Average investor margin loans (U.S. platform)	$9,440	$10,093	$10,921	$10,696	$10,772	(6)%	(12)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,400	$3,266	$3,181	$2,995	$2,801	4%	21%

(a)	Asset servicing fees include the fees from the Clearance and Collateral Management business.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Other revenue includes investment management and performance fees, financing-related fees, distribution and servicing revenue and investment and other income.

(d)	Includes the AUC/A of CIBC Mellon of $1.4 trillion at June 30, 2019, $1.3 trillion at March 31, 2019, $1.2 trillion at Dec. 31, 2018 and $1.4 trillion at Sept. 30, 2018 and June 30, 2018.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $64 billion at June 30, 2019, $62 billion at March 31, 2019, $58 billion at Dec. 31, 2018, $69 billion at Sept. 30, 2018 and $70 billion at June 30, 2018.

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

We are one of the leading global investment services providers with $35.5 trillion of AUC/A at June 30, 2019.

•	We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance.

•	We are a leading provider of tri-party collateral management services with an average of $3.4 trillion serviced globally including approximately $2.5 trillion of the U.S. tri-party repo market.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.1 trillion in 34 separate markets.

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

Review of financial results

AUC/A increased 6% compared with June 30, 2018 to $35.5 trillion, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 35% equity securities and 65% fixed-income securities at June 30, 2019 and 37% equity securities and 63% fixed-income securities at June 30, 2018.

Total revenue of $3.0 billion decreased 3% compared with the second quarter of 2018 and increased 2% compared with the first quarter of 2019. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion decreased 8% compared with the second quarter of 2018 and 1% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects lower net interest revenue, lower foreign exchange and securities lending revenue, lower client activity and the unfavorable impact of a stronger U.S. dollar. The decrease compared with the

14 BNY Mellon

first quarter of 2019 primarily reflects lower net interest revenue.

Pershing revenue of $564 million increased 1% compared with the second quarter of 2018 and 2% compared with the first quarter of 2019. Both increases primarily reflect higher client assets and volumes, partially offset by lower net interest revenue.

Issuer Services revenue of $446 million increased 3% compared with the second quarter of 2018 and 13% compared with the first quarter of 2019. Both increases primarily reflect higher fees in Depositary Receipts and Corporate Trust. The increase compared with the second quarter of 2018 was partially offset by lower net interest revenue in Corporate Trust.

Treasury Services revenue of $317 million decreased 4% compared with the second quarter of 2018 and was unchanged compared with the first quarter of 2019. The decrease primarily reflects lower net interest revenue.

Clearance and Collateral Management revenue of $284 million increased 6% compared with the second quarter of 2018 and 3% compared with the first quarter of 2019. Both increases primarily reflect growth in clearance volumes and collateral management, partially offset by lower net interest revenue.

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

Noninterest expense of $2.0 billion decreased 1% compared with the second quarter of 2018 and first quarter of 2019. The decrease compared with the second quarter of 2018 was primarily driven by lower staff expense and bank assessment charges and the favorable impact of a stronger U.S. dollar, partially offset by higher investments in technology. The decrease compared with the first quarter of 2019 primarily reflects lower staff expense, partially offset by higher volume-related expenses.

Year-to date 2019 compared with year-to-date 2018

Total revenue of $6.0 billion decreased 4% compared with the first six months of 2018. Asset Servicing revenue of $2.8 billion decreased 8% primarily reflecting lower net interest revenue, lower foreign exchange and securities lending revenue, the unfavorable impact of a stronger U.S. dollar and lower client activity. Pershing revenue of $1.1 billion decreased 2% primarily reflecting previously disclosed lost business and lower net interest revenue, partially offset by higher client assets. Issuer Services revenue of $842 million decreased 1% primarily reflecting lower net interest revenue due to lower Corporate Trust deposits and lower fees in Depositary Receipts, partially offset by higher fees in Corporate Trust. Treasury Services revenue of $634 million decreased 2% primarily reflecting lower net interest revenue. Clearance and Collateral Management revenue of $560 million increased 7% primarily reflecting growth in collateral management and clearance volumes, partially offset by lower net interest revenue.

Noninterest expense of $3.9 billion increased less than 1% compared with the first six months of 2018 primarily reflecting higher investments in technology, partially offset by lower staff expense, the favorable impact of a stronger U.S. dollar and lower bank assessment charges.

BNY Mellon 15

Investment Management business

										YTD19
						2Q19 vs.				vs.
(dollars in millions)	2Q19	1Q19	4Q18	3Q18	2Q18	1Q19	2Q18	YTD19	YTD18	YTD18
Revenue:
Investment management fees (a)	$827	$806	$826	$879	$885	3%	(7)%	$1,633	$1,783	(8)%
Performance fees	2	31	54	30	12	N/M	(83)	33	60	(45)
Investment management and performance fees (b)	829	837	880	909	897	(1)	(8)	1,666	1,843	(10)
Distribution and servicing	44	45	45	47	48	(2)	(8)	89	98	(9)
Other (a)	(23)	(18)	(35)	(18)	(4)	N/M	N/M	(41)	12	N/M
Total fee and other revenue (a)	850	864	890	938	941	(2)	(10)	1,714	1,953	(12)
Net interest revenue	67	75	73	77	77	(11)	(13)	142	153	(7)
Total revenue	917	939	963	1,015	1,018	(2)	(10)	1,856	2,106	(12)
Provision for credit losses	(2)	1	1	(2)	2	N/M	N/M	(1)	4	N/M
Noninterest expense (excluding amortization of intangible assets)	645	660	702	688	685	(2)	(6)	1,305	1,377	(5)
Amortization of intangible assets	9	9	13	13	12	—	(25)	18	25	(28)
Total noninterest expense	654	669	715	701	697	(2)	(6)	1,323	1,402	(6)
Income before taxes	$265	$269	$247	$316	$319	(1)%	(17)%	$534	$700	(24)%

Pre-tax operating margin	29%	29%	26%	31%	31%			29%	33%
Adjusted pre-tax operating margin – Non-GAAP (c)	32%	32%	29%	35%	35%			32%	37%

Total revenue by line of business:
Asset Management	$618	$637	$660	$704	$702	(3)%	(12)%	$1,255	$1,472	(15)%
Wealth Management	299	302	303	311	316	(1)	(5)	601	634	(5)
Total revenue by line of business	$917	$939	$963	$1,015	$1,018	(2)%	(10)%	$1,856	$2,106	(12)%

Average balances:
Average loans	$16,322	$16,403	$16,485	$16,763	$16,974	—%	(4)%	$16,363	$16,926	(3)%
Average deposits	$14,615	$15,815	$14,893	$14,634	$14,252	(8)%	3%	$15,211	$13,810	10%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange and other trading revenue and investment and other income.

(b)
On a constant currency basis, investment management and performance fees decreased 6% (Non-GAAP) compared with the second quarter of 2018. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of this Non-GAAP measure.

(c)	Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of this Non-GAAP measure.
N/M - Not meaningful.

16 BNY Mellon

AUM trends						2Q19 vs.
(dollars in billions)	2Q19	1Q19	4Q18	3Q18	2Q18	1Q19	2Q18
AUM at period end, by product type: (a)
Equity	$152	$149	$135	$167	$160	2%	(5)%
Fixed income	209	208	200	202	197	—	6
Index	322	333	301	352	334	(3)	(4)
Liability-driven investments	709	709	659	652	663	—	7
Multi-asset and alternative investments	184	178	167	184	181	3	2
Cash	267	264	260	271	270	1	(1)
Total AUM by product type	$1,843	$1,841	$1,722	$1,828	$1,805	—%	2%

Changes in AUM: (a)
Beginning balance of AUM	$1,841	$1,722	$1,828	$1,805	$1,868
Net (outflows) inflows:
Long-term strategies:
Equity	(2)	(4)	(8)	(2)	(3)
Fixed income	(4)	3	(1)	2	(4)
Liability-driven investments	1	5	14	16	2
Multi-asset and alternative investments	1	(4)	(2)	2	(3)
Total long-term active strategies (outflows) inflows	(4)	—	3	18	(8)
Index	(22)	(2)	(11)	(3)	(7)
Total long-term strategies (outflows) inflows	(26)	(2)	(8)	15	(15)
Short-term strategies:
Cash	2	2	(10)	—	(11)
Total net (outflows) inflows	(24)	—	(18)	15	(26)
Net market impact	42	103	(69)	18	17
Net currency impact	(16)	16	(19)	(10)	(53)
Divestiture/other	—	—	—	—	(1)
Ending balance of AUM	$1,843	$1,841	$1,722	$1,828	$1,805	—%	2%

Wealth Management client assets (b)	$257	$253	$239	$261	$254	2%	1%
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

Review of financial results

AUM increased 2% compared with June 30, 2018 primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

Net long-term strategy outflows were $26 billion in the second quarter of 2019, primarily resulting from outflows of index and fixed income funds. Market and regulatory trends have resulted in increased demand for lower fee asset management products, and for performance-based fees.

Total revenue of $917 million decreased 10% compared with the second quarter of 2018 and 2% compared with the first quarter of 2019.

Asset Management revenue of $618 million decreased 12% compared with the second quarter of 2018 and 3% compared with the first quarter of 2019. The decrease compared with the second quarter of 2018 primarily reflects the change in AUM, which was impacted by the cumulative outflows since the second quarter of 2018, partially offset by higher market values. The decrease compared with the second quarter of 2018 also reflects the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and the impact of divestitures and hedging activities. The decrease compared with the first quarter of 2019 primarily reflects the timing of

BNY Mellon 17

performance fees and the impact of AUM outflows, partially offset by higher market values.

Wealth Management revenue of $299 million decreased 5% compared with the second quarter of 2018 and 1% compared with the first quarter of 2019. Both decreases primarily reflect lower net interest revenue, partially offset by higher market values.

Revenue generated in the Investment Management business included 38% from non-U.S. sources in the second quarter of 2019, compared with 41% in the second quarter of 2018 and 40% in the first quarter of 2019.

Noninterest expense of $654 million decreased 6% compared with the second quarter of 2018 and 2% compared with the first quarter of 2019. Both decreases reflect lower staff expense. The decrease compared with the second quarter of 2018 also reflects the favorable impact of a stronger U.S. dollar and lower distribution and servicing expense.

Year-to date 2019 compared with year-to-date 2018

Total revenue of $1.9 billion decreased 12% compared with the first six months of 2018. Asset Management revenue of $1.3 billion decreased 15%, primarily reflecting net outflows, the impact of divestitures, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and the impact of hedging activities, partially offset by higher market values. Wealth management revenue of $601 million decreased 5%, reflecting lower net interest revenue and fees.

Noninterest expense of $1.3 billion decreased 6% compared with the first six months of 2018, primarily reflecting lower staff expense, the favorable impact of a stronger U.S. dollar (principally versus the British pound) and lower distribution and servicing expense.

Other segment

(in millions)	2Q19	1Q19	4Q18	3Q18	2Q18	YTD19	YTD18
Fee revenue	$34	$29	$29	$7	$40	$63	$97
Net securities gains (losses)	7	1	—	—	1	8	(48)
Total fee and other revenue	41	30	29	7	41	71	49
Net interest (expense)	(40)	(30)	(15)	(13)	(35)	(70)	(36)
Total revenue (loss)	1	—	14	(6)	6	1	13
Provision for credit losses	(2)	(2)	(7)	(2)	(6)	(4)	(6)
Noninterest expense	39	61	160	6	81	100	168
(Loss) before taxes	$(36)	$(59)	$(139)	$(10)	$(69)	$(95)	$(149)

Average loans and leases	$1,764	$1,784	$1,809	$2,000	$2,090	$1,774	$2,308

See page 20 of our 2018 Annual Report for additional information on the Other segment.

Review of financial results

Fee revenue, net securities gains and net interest expense are primarily related to corporate treasury and other investment activity, including hedging activity which offsets between fee revenue and net interest expense.

Noninterest expense decreased $42 million compared with the second quarter of 2018 and $22 million compared with the first quarter of 2019, primarily reflecting lower staff expense. The decrease compared with the second quarter of 2018 also reflects the expenses associated with relocating our corporate headquarters, of which $12 million was recorded in the second quarter of 2018.

Year-to date 2019 compared with year-to-date 2018

Losses before taxes decreased $54 million compared with the first six months of 2018. Total revenue decreased $12 million, primarily reflecting corporate treasury activity and lower asset-related gains, partially offset by net securities losses recorded in the first six months of 2018. Noninterest expense decreased $68 million, primarily reflecting expenses associated with relocating our corporate headquarters recorded in 2018 and lower staff expense.

18 BNY Mellon

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

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2018 Annual Report, pages 24-25.
Fair value of financial instruments and derivatives	2018 Annual Report, pages 25-27.
Goodwill and other intangibles	2018 Annual Report, page 27. Also, see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 19 of the Notes to Consolidated Financial Statements.

Goodwill and other intangible assets

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units; the Investment Management segment is comprised of two reporting units and one reporting unit is included in the Other segment.

In the second quarter of 2019, we performed our annual goodwill impairment test on all seven reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of March 31, 2019. The discount rate applied to these cash flows was 10% and incorporated a 6% market equity risk premium. Estimated cash flows extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame.

As a result of the annual goodwill impairment test of the seven reporting units, no goodwill impairment was recognized. The fair values of six of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Asset Management reporting unit, with $7.2 billion of allocated goodwill, which is one of the two reporting units in the Investment Management segment, exceeded its carrying value by approximately 18%. For the Asset Management reporting unit, in the future, small changes in the assumptions, such as changes in the level of AUM and operating margin, could produce a non-cash goodwill impairment. See “Critical accounting estimates” in the 2018 Annual Report for additional information on the annual goodwill impairment test.

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

At June 30, 2019, total assets were $381 billion, compared with $363 billion at Dec. 31, 2018. The increase in total assets was primarily driven by higher federal funds sold and securities purchased under resale agreements. Deposits totaled $253 billion at June 30, 2019, compared with $239 billion at Dec. 31, 2018. The increase reflects higher interest-bearing deposits in both U.S. and non-U.S. offices, partially offset by lower noninterest-bearing deposits principally in U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 60% at June 30, 2019 and 54% at Dec. 31, 2018.

At June 30, 2019, available funds totaled $152 billion which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available

BNY Mellon 19

funds of $135 billion at Dec. 31, 2018. Total available funds as a percentage of total assets were 40% at June 30, 2019 and 37% at Dec. 31, 2018. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Securities were $120.1 billion, or 32% of total assets, at June 30, 2019, compared with $119.8 billion, or 33% of total assets, at Dec. 31, 2018. Lower investments in U.S. Treasury and state and political subdivision securities were more than offset by additional investments in agency residential mortgage-backed securities (“RMBS”), sovereign debt/sovereign guaranteed securities and an increase in the net unrealized pre-tax gain, as well as additional investments in nearly all other types of securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $52 billion, or 14% of total assets, at June 30, 2019, compared with $57 billion, or 16% of total assets, at Dec. 31, 2018. The decrease was primarily driven by lower margin loans and overdrafts. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28 billion at June 30, 2019 and $29 billion at Dec. 31, 2018. The decrease reflects maturities of $2.8 billion, partially offset by issuances and an increase in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.5 billion from $40.6 billion at Dec. 31, 2018. For additional information on our capital, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of June 30, 2019, as well as certain countries with higher risk profiles, and is presented on an internal risk management basis. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

Country risk exposure	Interest-bearing deposits			Investment securities (b)		Total exposure
(in billions)	Central banks	Banks	Lending (a)		Other (c)
Top 10 country exposure:
UK	$14.1	$1.0	$2.4	$4.2	$2.0	$23.7
Germany	18.0	0.5	0.7	3.0	0.2	22.4
Japan	14.2	0.8	0.2	—	0.1	15.3
Belgium	6.0	1.0	0.1	0.2	—	7.3
Canada	—	1.6	0.2	2.6	0.8	5.2
China	—	2.2	0.8	—	0.3	3.3
France	—	0.2	—	2.0	0.4	2.6
Netherlands	—	—	0.3	1.8	0.1	2.2
Australia	—	1.1	0.3	0.5	0.3	2.2
Italy	—	0.7	—	1.3	—	2.0
Total Top 10 country exposure	$52.3	$9.1	$5.0	$15.6	$4.2	$86.2	(d)

Select country exposure:
Spain	$—	$0.2	$0.1	$1.3	$—	$1.6
Brazil	—	—	1.4	0.1	0.1	1.6
Total select country exposure	$—	$0.2	$1.5	$1.4	$0.1	$3.2

(a)	Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.

(b)	Investment securities include both the available-for-sale and held-to-maturity portfolios.

(c)	Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.

(d)	The top 10 country exposures comprise approximately 80% of our total non-U.S. exposure.

20 BNY Mellon

Our largest country risk exposure, based on our internal country risk management process at June 30, 2019, was to the UK, which is planning to withdraw from the European Union (“EU”). For additional information, see “Recent accounting and regulatory developments - The United Kingdom’s Withdrawal from the European Union (“Brexit”)” in our first quarter 2019 Quarterly Report on Form 10-Q and in our 2018 Annual Report, “Risk Factors - The United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations.”

Events in recent years have resulted in increased focus on Italy, Spain and Brazil. The country risk exposure to Italy and Spain primarily consists of investment grade sovereign debt. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2019		2Q19 change in unrealized gain (loss)	June 30, 2019			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
													BB+ and lower
(dollars in millions)	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$50,872		$503	$52,816	$52,860		100%	$44		100%	—%	—%	—%	—%
U.S. Treasury	19,545		82	18,272	18,284		100	12		100	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	12,811		32	13,007	13,146		101	139		76	3	20	1	—
Agency commercial mortgage-backed securities (“MBS”)	10,800		56	10,678	10,689		100	11		100	—	—	—	—
Supranational	3,541		13	3,903	3,925		101	22		100	—	—	—	—
U.S. government agencies	3,556		8	3,861	3,866		100	5		100	—	—	—	—
CLOs	3,373		9	3,665	3,649		100	(16)		98	—	—	1	1
Foreign covered bonds (d)	3,053		12	3,465	3,479		100	14		100	—	—	—	—
Other asset-backed securities (“ABS”)	2,037		6	2,466	2,470		100	4		100	—	—	—	—
Non-agency commercial MBS	1,476		30	1,968	1,993		101	25		98	2	—	—	—
Non-agency RMBS (e)	1,354		(1)	1,090	1,314		121	224		13	12	5	44	26
State and political subdivisions	2,183		10	1,270	1,297		102	27		72	27	—	—	1
Corporate bonds	903		13	889	905		102	16		16	69	15	—	—
Other	1,476		1	1,671	1,674		100	3		89	7	—	—	4
Total securities	$116,980	(f)	$774	$119,021	$119,551	(f)	100%	$530	(f)(g)	95%	2%	2%	1%	—%

(a)	Amortized cost reflects historical impairments.

(b)	Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.

(c)	Primarily consists of exposure to UK, Germany, France, Spain, Italy and the Netherlands.

(d)	Primarily consists of exposure to Canada, UK, Australia and Sweden.

(e)	Includes RMBS that were included in the former Grantor Trust of $791 million at March 31, 2019 and $753 million at June 30, 2019.

(f)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $252 million at March 31, 2019 and $737 million at June 30, 2019.

(g)	Unrealized gains of $384 million at June 30, 2019 related to available-for-sale securities, net of hedges.

The fair value of our securities portfolio, including related hedges, was $119.6 billion at June 30, 2019, compared with $119.2 billion at Dec. 31, 2018. Lower investments in U.S. Treasury and state and political subdivision securities were more than offset by additional investments in agency RMBS, sovereign debt/sovereign guaranteed securities and an increase in the net unrealized pre-tax gain as well as additional investments in nearly all other types of securities.

BNY Mellon 21

At June 30, 2019, the total securities portfolio had a net unrealized gain of $530 million, compared with a net unrealized loss of $907 million at Dec. 31, 2018, including the impact of related hedges. The increase in the net unrealized pre-tax gain was primarily driven by lower market interest rates.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income (“OCI”) was $287 million at June 30, 2019, compared with an unrealized loss (after-tax) of $167 million at Dec. 31, 2018.

At June 30, 2019, 95% of the securities in our portfolio were rated AAA/AA-, unchanged when compared with Dec. 31, 2018.

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

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	2Q19	1Q19	4Q18	3Q18	2Q18
Amortizable purchase premium (net of discount) relating to securities:
Balance at period end	$1,315	$1,388	$1,429	$1,536	$1,642
Estimated average life remaining at period end (in years)	4.5	4.8	5.0	5.2	5.3
Amortization	$91	$78	$92	$108	$115
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period end	$181	$193	$207	$224	$239
Estimated average life remaining at period end (in years)	6.3	6.3	6.3	6.3	6.3
Accretion	$13	$16	$17	$20	$24

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	June 30, 2019			Dec. 31, 2018
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$11.5	$35.6	$47.1	$11.6	$34.0	$45.6
Commercial	1.7	13.6	15.3	2.1	15.2	17.3
Subtotal institutional	13.2	49.2	62.4	13.7	49.2	62.9
Wealth management loans and mortgages	15.7	0.8	16.5	16.0	0.8	16.8
Commercial real estate	5.2	3.6	8.8	4.8	3.5	8.3
Lease financings	1.2	—	1.2	1.3	—	1.3
Other residential mortgages	0.6	—	0.6	0.6	—	0.6
Overdrafts	4.7	—	4.7	5.5	—	5.5
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	41.8	53.6	95.4	43.1	53.5	96.6
Margin loans	10.6	0.1	10.7	13.5	0.1	13.6
Total	$52.4	$53.7	$106.1	$56.6	$53.6	$110.2

22 BNY Mellon

At June 30, 2019, total exposures of $106.1 billion decreased 4% compared with Dec. 31, 2018, primarily reflecting lower margin loans, commercial exposure and overdrafts, partially offset by higher financial institutions exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 59% of our total exposure at June 30, 2019 and 57% at Dec. 31, 2018. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2019					Dec. 31, 2018
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.5	$24.3	$26.8	99%	92%	$3.1	$22.5	$25.6
Asset managers	1.4	6.7	8.1	98	81	1.3	6.1	7.4
Banks	6.5	1.0	7.5	76	98	6.3	1.6	7.9
Insurance	0.1	2.4	2.5	100	10	0.1	2.5	2.6
Government	0.1	0.3	0.4	100	16	0.1	0.5	0.6
Other	0.9	0.9	1.8	86	56	0.7	0.8	1.5
Total	$11.5	$35.6	$47.1	95%	85%	$11.6	$34.0	$45.6

The financial institutions portfolio exposure was $47.1 billion at June 30, 2019, an increase of 3% from Dec. 31, 2018, primarily reflecting higher exposure to the securities industry and asset managers portfolios, partially offset by lower exposure to the banks portfolio.

Financial institution exposures are high-quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2019. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 85% expire within one year and 16% expire within 90 days. In addition, 84% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

At June 30, 2019, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $20.6 billion and was primarily included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 98% due in less than one year. The investment grade percentage of our bank exposure was 76% at June 30, 2019, compared with 77% at Dec. 31, 2018. Our non-investment grade exposures are primarily in Brazil. These loans are primarily trade finance loans.

The asset manager portfolio exposure was high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2019. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

BNY Mellon 23

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2019					Dec. 31, 2018
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.7	$4.7	$5.4	94%	7%	$0.8	$5.1	$5.9
Services and other	0.7	3.9	4.6	96	16	0.7	4.8	5.5
Energy and utilities	0.3	3.8	4.1	95	7	0.5	4.1	4.6
Media and telecom	—	1.2	1.2	93	8	0.1	1.2	1.3
Total	$1.7	$13.6	$15.3	95%	10%	$2.1	$15.2	$17.3

The commercial portfolio exposure was $15.3 billion at June 30, 2019, a decrease of 12% from Dec. 31, 2018, primarily driven by lower unfunded commitments.

Utilities-related exposure represents approximately 76% of the energy and utilities portfolio at June 30, 2019. Included in this portfolio is unsecured funded exposure of approximately $100 million to a California utility company that filed for bankruptcy in the first quarter of 2019. In July, we entered into agreements to sell all of this exposure, which are expected to settle in the third quarter of 2019, and will result in an $8 million reduction to the allowance for credit losses.

The remaining exposure in the energy and utilities portfolio, which includes exposure to refining, exploration and production companies, integrated companies and pipelines, was 94% investment grade at June 30, 2019, and 88% at Dec. 31, 2018.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018
Financial institutions	95%	94%	95%	94%	94%
Commercial	95%	95%	95%	95%	96%

Wealth management loans and mortgages

Our wealth management exposure was $16.5 billion at June 30, 2019, compared with $16.8 billion at Dec. 31, 2018. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at June 30, 2019.

At June 30, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 41%.

Commercial real estate

Our commercial real estate exposure totaled $8.8 billion at June 30, 2019, compared with $8.3 billion at Dec. 31, 2018. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At June 30, 2019, 63% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 42% secured by residential buildings, 40% secured by office

24 BNY Mellon

buildings, 9% secured by retail properties and 9% secured by other categories. Approximately 96% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At June 30, 2019, our commercial real estate portfolio consisted of the following concentrations: New York metro - 42%; REITs and real estate operating companies - 36%; and other - 22%.

Lease financings

The leasing portfolio exposure totaled $1.2 billion at June 30, 2019 and $1.3 billion at Dec. 31, 2018 and consisted of exposures backed by well-diversified assets, including large-ticket transportation equipment, the largest consisting of passenger and freight train cars. At June 30, 2019, approximately 97% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $549 million at June 30, 2019 and $594 million at Dec. 31, 2018. Included in this portfolio at June 30, 2019 were $111 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 10% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $10.7 billion at June 30, 2019 and $13.6 billion at Dec. 31, 2018 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $1.1 billion at June 30, 2019 and $2.6 billion at Dec. 31, 2018 related to a term loan program that offers fully collateralized loans to broker-dealers. The decrease in margin loans was primarily driven by lower client demand.

Asset quality and allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.

BNY Mellon 25

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2019	March 31, 2019	Dec. 31, 2018	June 30, 2018
(dollars in millions)
Non-margin loans	$41,794	$41,176	$43,080	$42,719
Margin loans	10,602	12,311	13,484	15,057
Total loans	$52,396	$53,487	$56,564	$57,776
Beginning balance of allowance for credit losses	$248	$252	$251	$256
Provision for credit losses	(8)	7	—	(3)
Net recoveries (charge-offs):
Other residential mortgages	2	—	—	1
Wealth management loans and mortgages	(1)	—	—	—
Commercial	—	(11)	—	—
Foreign	—	—	1	—
Net recoveries (charge-offs)	1	(11)	1	1
Ending balance of allowance for credit losses	$241	$248	$252	$254
Allowance for loan losses	$146	$146	$146	$145
Allowance for lending-related commitments	95	102	106	109
Allowance for loan losses as a percentage of total loans	0.28%	0.27%	0.26%	0.25%
Allowance for loan losses as a percentage of non-margin loans	0.35	0.35	0.34	0.34
Total allowance for credit losses as a percentage of total loans	0.46	0.46	0.45	0.44
Total allowance for credit losses as a percentage of non-margin loans	0.58	0.60	0.58	0.59

The allowance for credit losses decreased $11 million compared with Dec. 31, 2018, primarily reflecting a decrease in loans and lending-related commitments.

The provision for credit losses was a credit of $8 million in the second quarter 2019 driven by lower credit exposure. The provision of $7 million in the first quarter 2019 was driven by our exposure to a California utility company that filed for bankruptcy.

We had $10.6 billion of secured margin loans on our balance sheet at June 30, 2019 compared with $13.5 billion at Dec. 31, 2018 and $15.1 billion at June 30, 2018. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

Allocation of allowance	June 30, 2019	March 31, 2019	Dec. 31, 2018	June 30, 2018

Commercial	32%	33%	32%	30%
Commercial real estate	30	30	30	29
Foreign	13	12	13	13
Financial institutions	9	9	9	10
Wealth management (a)	8	8	8	9
Other residential mortgages	6	6	6	7
Lease financing	2	2	2	2
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $56 million, while if each credit were rated one grade worse, the allowance would have increased by $107 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $34 million, while if the loss given default were one rating better,

26 BNY Mellon

the allowance would have decreased by $28 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2019	Dec. 31, 2018
(dollars in millions)
Nonperforming loans:
Commercial	$96	$—
Other residential mortgages	65	67
Wealth management loans and mortgages	23	9
Total nonperforming loans	184	76
Other assets owned	2	3
Total nonperforming assets (a)	$186	$79
Nonperforming assets ratio	0.35%	0.14%
Nonperforming assets ratio, excluding margin loans	0.45	0.18
Allowance for loan losses/nonperforming loans	79.3	192.1
Allowance for loan losses/nonperforming assets	78.5	184.8
Total allowance for credit losses/nonperforming loans	131.0	331.6
Total allowance for credit losses/nonperforming assets	129.6	319.0

(a)
In the second quarter 2019, we refined the application of our nonperforming assets policy for first lien residential mortgage loans greater than 90 days delinquent that resulted in a $12 million increase in nonperforming assets.

Nonperforming assets activity	June 30, 2019	Dec. 31, 2018
(in millions)
Balance at beginning of quarter	$174	$81
Additions	17	4
Return to accrual status	—	(1)
Charge-offs	1	(1)
Paydowns/sales	(6)	(4)
Balance at end of quarter	$186	$79

Nonperforming assets increased by $107 million compared with Dec. 31, 2018, primarily reflecting loans to a California utility company that filed for bankruptcy. Our nonperforming assets are expected to decrease in the third quarter of 2019 as a result of sales of the loans related to this utility company.

Deposits

Total deposits were $252.9 billion at June 30, 2019, an increase of 6%, compared with $238.8 billion at Dec. 31, 2018. The increase reflects higher interest-bearing deposits in both U.S. and non-U.S. offices, partially offset by lower noninterest-bearing deposits principally in U.S. offices.

Noninterest-bearing deposits were $58.3 billion at June 30, 2019 compared with $70.8 billion at Dec. 31, 2018. Interest-bearing deposits were $194.6 billion at June 30, 2019 compared with $168.0 billion at Dec. 31, 2018.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	June 30, 2019	March 31, 2019	June 30, 2018
Maximum month-end balance during the quarter	$12,127	$12,113	$14,138
Average daily balance (a)	$11,809	$11,922	$18,146
Weighted-average rate during the quarter (a)	12.64%	11.26%	3.48%
Ending balance (b)	$11,757	$11,761	$13,200
Weighted-average rate at period end (b)	14.43%	9.82%	4.24%

(a)
Includes the average impact of offsetting under enforceable netting agreements of $50,710 million for the second quarter of 2019, $44,091 million for the first quarter of 2019 and $17,975 million for the second quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 2.39% for the second quarter of 2019, 2.40% for the first quarter of 2019 and 1.75% for the second quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.

(b)	Includes the impact of offsetting under enforceable netting agreements of $78,433 million at June 30, 2019, $47,461 million at March 31, 2019 and $36,766 million at June 30, 2018.

BNY Mellon 27

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods reflect changes in overnight borrowing opportunities. The increase in the weighted-average rates, compared with both March 31, 2019 and June 30, 2018, primarily reflects the increase in repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense gross, but the average balances reflect the impact of offsetting under enforceable netting agreements. The increased activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	June 30, 2019	March 31, 2019	June 30, 2018
Maximum month-end balance during the quarter	$19,149	$20,343	$20,349
Average daily balance (a)	$18,679	$19,291	$19,402
Weighted-average rate during the quarter (a)	1.76%	1.76%	1.10%
Ending balance	$18,946	$19,310	$19,123
Weighted-average rate at period end	1.73%	1.75%	1.08%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $15,666 million in the second quarter of 2019, $16,108 million in the first quarter of 2019 and $16,349 million in the second quarter of 2018.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	June 30, 2019	March 31, 2019	June 30, 2018
Maximum month-end balance during the quarter	$8,894	$4,601	$4,470
Average daily balance	$2,957	$1,377	$3,869
Weighted-average rate during the quarter	2.43%	2.44%	2.13%
Ending balance	$8,894	$2,773	$2,508
Weighted-average rate at period end	2.35%	2.40%	2.24%

The Bank of New York Mellon issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The fluctuations in the commercial paper balances, compared with prior periods, primarily reflect funding of investments in short-term assets.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	June 30, 2019	March 31, 2019	June 30, 2018
Maximum month-end balance during the quarter	$2,732	$3,969	$3,053
Average daily balance	$2,455	$3,305	$2,399
Weighted-average rate during the quarter	3.36%	2.87%	2.40%
Ending balance	$1,921	$3,932	$3,053
Weighted-average rate at period end	3.84%	3.31%	2.53%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank (“FHLB”), overdrafts of sub-custodian account balances in our Investment Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The decrease in other borrowed funds, compared with prior periods, primarily reflects a decrease in borrowings from the FHLB.

28 BNY Mellon

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

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of June 30, 2019, the Parent was in compliance with this policy.

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2018 Annual Report.

We define available funds for internal liquidity management purposes as cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2019	Dec. 31, 2018	Average
(dollars in millions)			2Q19	1Q19	2Q18
Cash and due from banks	$5,556	$5,864	$5,083	$4,853	$4,916
Interest-bearing deposits with the Federal Reserve and other central banks	69,700	67,988	61,756	63,583	69,676
Interest-bearing deposits with banks	15,491	14,148	13,666	13,857	15,748
Federal funds sold and securities purchased under resale agreements	61,201	46,795	38,038	28,968	28,051
Total available funds	$151,948	$134,795	$118,543	$111,261	$118,391
Total available funds as a percentage of total assets	40%	37%	35%	33%	34%

Total available funds were $151.9 billion at June 30, 2019, compared with $134.8 billion at Dec. 31, 2018. The increase was primarily due to higher federal funds sold and securities purchased under resale agreements and interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $18.4 billion for the six months ended June 30, 2019 and $25.7 billion for the six months ended June 30, 2018. The decrease primarily reflects a decrease in federal funds purchased and securities sold under repurchase agreements.

Average foreign deposits, primarily from our European-based Investment Services businesses, were $91.4 billion for the six months ended June 30, 2019, compared with $101.3 billion for the six months ended June 30, 2018. The decrease primarily reflects client activity. Average interest-bearing domestic deposits were $72.4 billion for the six months ended June 30, 2019 and $52.9 billion for the six months ended June 30, 2018. The increase primarily reflects an increase in demand deposits.

BNY Mellon 29

Average payables to customers and broker-dealers were $15.9 billion for the six months ended June 30, 2019 and $16.7 billion for the six months ended June 30, 2018. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $28.0 billion for the six months ended June 30, 2019 and $28.4 billion for the six months ended June 30, 2018.

Average noninterest-bearing deposits decreased to $53.8 billion for the six months ended June 30, 2019 from $67.9 billion for the six months ended June 30, 2018, primarily reflecting client activity.

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

Credit ratings at June 30, 2019
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
NR - Not rated.

Long-term debt totaled $28.2 billion at June 30, 2019 and $29.2 billion at Dec. 31, 2018. The decrease reflects maturities of $2.8 billion, partially offset by issuances of $1.25 billion and an increase in the fair value of hedged long-term debt. The Parent has $1.5 billion of long-term debt that will mature in the remainder of 2019.

In June 2019, The Bank of New York Mellon, our largest bank subsidiary, issued $1.25 billion of floating rate senior notes maturing in 2021 at an annual interest rate of 3-month LIBOR plus 28 basis points.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2019 and Dec. 31, 2018, $3.1 billion and $2.8 billion, respectively, of CDs were outstanding. At June 30, 2019 and Dec. 31, 2018, $2.3 billion and $1.0 billion, respectively, of notes issued by The Bank of New York Mellon were outstanding.

30 BNY Mellon

The Bank of New York Mellon also issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper outstanding was $2.2 billion for the six months ended June 30, 2019 and $3.5 billion for the six months ended June 30, 2018. Commercial paper outstanding was $8.9 billion at June 30, 2019 and $1.9 billion at Dec. 31, 2018.

Subsequent to June 30, 2019, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.2 billion, without the need for a regulatory waiver. In addition, at June 30, 2019, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has three separate uncommitted lines of credit amounting to $750 million in aggregate. There were no borrowings under these lines in the second quarter of 2019. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has three separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $2 million, in aggregate, in the second quarter of 2019.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 79% of total revenue in the second quarter of 2019, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 117.1% at June 30, 2019 and 117.7% at Dec. 31, 2018, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2019, a quarterly cash dividend of $0.28 per common share was paid to common shareholders. Our common stock dividend payout ratio was 29% for the first six months of 2019.

In the second quarter of 2019, we repurchased 15.3 million common shares at an average price of $48.97 per common share for a total cost of $750 million.

In June 2019, following the Federal Reserve’s non- objection to our 2019 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $3.94 billion of common stock starting in the third quarter of 2019 and continuing through the second quarter of 2020. This new share repurchase plan replaces all previously authorized share repurchase plans.

In July 2019, BNY Mellon increased the quarterly cash dividend on common stock by approximately 11%, from $0.28 to $0.31 per share. This increased quarterly cash dividend will be paid on Aug. 9, 2019.

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

BNY Mellon 31

The following table presents BNY Mellon’s consolidated HQLA at June 30, 2019, and the average HQLA and average LCR for the second quarter of 2019.

Consolidated HQLA and LCR	June 30, 2019
(dollars in billions)
Securities (a)	$134
Cash (b)	63
Total consolidated HQLA (c)	$197

Total consolidated HQLA - average (c)	$166
Average LCR	117%

(a)	Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $153 billion at June 30, 2019 and averaged $118 billion for the second quarter of 2019.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2019.

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

Net cash used for operating activities was $2.5 billion in the six months ended June 30, 2019, compared with net cash provided by operating activities of

$1.6 billion in the six months ended June 30, 2018. In the six months ended June 30, 2019, cash flows used for operations primarily resulted from changes in accruals and trading activities, partially offset by earnings. In the six months ended June 30, 2018, cash flows provided by operations primarily resulted from earnings, partially offset by changes in accruals and trading activities.

Net cash used for investing activities was $11.4 billion in the six months ended June 30, 2019, compared with net cash provided by investing activities of $15.2 billion in the six months ended June 30, 2018. In the six months ended June 30, 2019, net cash used for investing activities primarily reflects changes in federal funds sold and securities purchased under resale agreements, partially offset by changes in loans. In the six months ended June 30, 2018, net cash provided by investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in loans, partially offset by changes in interest-bearing deposits with banks.

Net cash provided by financing activities was $13.2 billion in the six months ended June 30, 2019, compared with net cash used for financing activities of $16.8 billion in the six months ended June 30, 2018. In the six months ended June 30, 2019, net cash provided by financing activities primarily reflects changes in deposits and changes in commercial paper, partially offset by repayment of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and changes in other borrowed funds. In the six months ended June 30, 2018, net cash used for financing activities primarily reflects changes in deposits, repayment of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and common stock repurchases, partially offset by net proceeds from the issuance of long-term debt.

32 BNY Mellon

Capital

Capital data (dollars in millions, except per share amounts; common shares in thousands)	June 30, 2019	March 31, 2019	Dec. 31, 2018
Average common equity to average assets	10.9%	11.0%	11.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.9%	11.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.0%	10.9%	10.2%
Total BNY Mellon shareholders’ equity	$41,533	$41,225	$40,638
Total BNY Mellon common shareholders’ equity (a)	$37,991	$37,683	$37,096
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$19,275	$18,896	$18,290
Book value per common share (a)	$40.30	$39.36	$38.63
Tangible book value per common share – Non-GAAP (a)	$20.45	$19.74	$19.04
Closing stock price per common share	$44.15	$50.43	$47.07
Market capitalization	$41,619	$48,288	$45,207
Common shares outstanding	942,662	957,517	960,426

Cash dividends per common share	$0.28	$0.28	$0.28
Common dividend payout ratio	28%	30%	33%
Common dividend yield (annualized)	2.5%	2.3%	2.4%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.5 billion at June 30, 2019 from $40.6 billion at Dec. 31, 2018. The increase primarily reflects earnings, the unrealized gain in our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by common stock repurchases and dividend payments.

In the second quarter of 2019, we repurchased 15.3 million common shares at an average price of $48.97 per common share for a total of $750 million under the current program.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated OCI was $287 million at June 30, 2019, compared with an unrealized loss (after-tax) of $167 million at Dec. 31, 2018. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of June 30, 2019 and Dec. 31, 2018, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.”

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

BNY Mellon 33

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2019					March 31, 2019	Dec. 31, 2018
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approach:
CET1 ratio	N/A	(c)	8.5%		11.1%	11.1%	10.7%
Tier 1 capital ratio	6%		10		13.2	13.2	12.8
Total capital ratio	10%		12		14.0	14.0	13.6
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		12.4%	12.0%	11.7%
Tier 1 capital ratio	6%		10		14.8	14.3	14.1
Total capital ratio	10%		12		15.7	15.3	15.1
Tier 1 leverage ratio	N/A	(c)	4		6.8	6.8	6.6
SLR (d)	N/A	(c)	5		6.3	6.3	6.0

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approach:
CET1 ratio	6.5%		7%		14.2%	14.2%	14.0%
Tier 1 capital ratio	8		8.5		14.2	14.4	14.3
Total capital ratio	10		10.5		14.2	14.9	14.7
Tier 1 leverage ratio	5		4		7.3	7.6	7.6
SLR (d)	6		3		6.7	6.9	6.8

(a)	Minimum requirements for June 30, 2019 include minimum thresholds plus currently applicable buffers.

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

(c)	The Federal Reserve’s regulations do not establish well capitalized thresholds for these measures for BHCs.

(d)	The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures.

Our CET1 ratio determined under the Advanced Approach was 11.1% at June 30, 2019 and 10.7% at Dec. 31, 2018. The ratio increased compared with Dec. 31, 2018, primarily reflecting capital generated through earnings, the unrealized gain in our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by capital deployed through common stock repurchases, dividend payments and higher RWAs.

Our SLR was 6.3% at June 30, 2019 and 6.0% at Dec. 31, 2018.

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

34 BNY Mellon

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets	June 30, 2019	March 31, 2019	Dec. 31, 2018
(in millions)
CET1:
Common shareholders’ equity	$37,991	$37,683	$37,096
Adjustments for:
Goodwill and intangible assets (a)	(18,716)	(18,787)	(18,806)
Net pension fund assets	(331)	(334)	(320)
Equity method investments	(358)	(357)	(361)
Deferred tax assets	(45)	(43)	(42)
Other	(7)	(6)	—
Total CET1	18,534	18,156	17,567
Other Tier 1 capital:
Preferred stock	3,542	3,542	3,542
Other	(61)	(59)	(65)
Total Tier 1 capital	$22,015	$21,639	$21,044
Tier 2 capital:
Subordinated debt	$1,250	$1,250	$1,250
Allowance for credit losses	241	248	252
Other	(6)	(1)	(10)
Total Tier 2 capital – Standardized Approach	1,485	1,497	1,492
Excess of expected credit losses	41	53	65
Less: Allowance for credit losses	241	248	252
Total Tier 2 capital – Advanced Approach	$1,285	$1,302	$1,305
Total capital:
Standardized Approach	$23,500	$23,136	$22,536
Advanced Approach	$23,300	$22,941	$22,349

Risk-weighted assets:
Standardized Approach	$149,226	$151,101	$149,618
Advanced Approach:
Credit Risk	$94,304	$92,798	$92,917
Market Risk	3,241	3,507	3,454
Operational Risk	69,025	67,313	68,300
Total Advanced Approach	$166,570	$163,618	$164,671

Average assets for Tier 1 leverage ratio	$322,879	$316,586	$319,007
Total leverage exposure for SLR	$350,747	$344,829	$347,943

(a)	Reduced by deferred tax liabilities associated with intangible assets and tax deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q19
(in millions)
CET1 – Beginning of period	$18,156
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	969
Goodwill and intangible assets, net of related deferred tax liabilities	71
Gross CET1 generated	1,040
Capital deployed:
Common stock dividend payments	(270)
Common stock repurchases	(750)
Total capital deployed	(1,020)
Other comprehensive income:
Foreign currency translation	10
Unrealized gain on assets available-for-sale	282
Defined benefit plans	10
Total other comprehensive income	302
Additional paid-in capital (a)	57
Other additions (deductions):
Net pension fund assets	3
Deferred tax assets	(2)
Embedded goodwill	(1)
Other	(1)
Total other deductions	(1)
Net CET1 generated	378
CET1 – End of period	$18,534

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2019 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2019
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approach	6		8

Total capital:
Standardized Approach	7		11
Advanced Approach	6		8

Tier 1 leverage	3		2

SLR	3		2

BNY Mellon 35

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

The following summarizes the minimum requirements for BNY Mellon’s external TLAC and external LTD ratios, plus currently applicable buffers.

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

External TLAC consists of the Parent’s Tier 1 capital and eligible unsecured long-term debt issued by it that has a remaining term to maturity of at least one year and satisfies certain other conditions. Eligible long-term debt consists of the unpaid principal balance of eligible unsecured debt securities, subject to haircuts for amounts due to be paid within two years, and satisfy certain other conditions. Debt issued prior to Dec. 31, 2016 has been permanently grandfathered to the extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2019
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	26.6%
As a percentage of total leverage exposure	7.5%	9.5%	12.6%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.9%
As a percentage of total leverage exposure	4.5%	N/A	5.6%

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

36 BNY Mellon

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

VaR (a)	2Q19			June 30, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.2	$3.3	$5.2	$3.8
Foreign exchange	2.7	1.9	4.2	2.3
Equity	0.8	0.6	0.9	0.7
Credit	0.8	0.5	1.2	0.9
Diversification	(3.2)	N/M	N/M	(3.2)
Overall portfolio	5.3	4.0	6.9	4.5

VaR (a)	1Q19			March 31, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$3.2	$5.3	$4.2
Foreign exchange	3.8	2.8	6.4	3.9
Equity	0.7	0.6	1.1	0.9
Credit	0.6	0.4	1.0	0.7
Diversification	(2.9)	N/M	N/M	(3.5)
Overall portfolio	6.2	4.6	9.5	6.2

VaR (a)	2Q18			June 30, 2018
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$3.3	$5.2	$3.5
Foreign exchange	3.7	2.9	5.7	3.5
Equity	0.7	0.5	1.0	0.5
Credit	0.8	0.6	1.0	1.0
Diversification	(3.9)	N/M	N/M	(3.9)
Overall portfolio	5.3	4.3	7.0	4.6

VaR (a)	YTD19
(in millions)	Average	Minimum	Maximum
Interest rate	$4.1	$3.2	$5.3
Foreign exchange	3.3	1.9	6.4
Equity	0.7	0.6	1.1
Credit	0.7	0.4	1.2
Diversification	(3.1)	N/M	N/M
Overall portfolio	5.7	4.0	9.5

VaR (a)	YTD18
(in millions)	Average	Minimum	Maximum
Interest rate	$4.2	$3.3	$5.5
Foreign exchange	4.5	2.9	8.3
Equity	0.8	0.5	1.2
Credit	1.1	0.6	2.6
Diversification	(4.7)	N/M	N/M
Overall portfolio	5.9	4.3	10.4

(a)	VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
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

The credit component of VaR represents instruments whose values predominantly vary with the creditworthiness of counterparties. These instruments include, but are not limited to, credit derivatives (credit default swaps and exchange-traded credit index instruments), exposures from corporate credit spreads and mortgage prepayments. Credit derivatives are used to hedge various credit exposures.

BNY Mellon 37

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the second quarter of 2019, interest rate risk generated 50% of average gross VaR, foreign exchange risk generated 32% of average gross VaR, equity risk generated 9% of average gross VaR and credit risk generated 9% of average gross VaR. During the second quarter of 2019, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018

Revenue range:	Number of days
Less than $(2.5)	—	1	1	—	1
$(2.5) – $0	4	5	7	6	3
$0 – $2.5	30	22	17	30	21
$2.5 – $5.0	23	23	24	20	30
More than $5.0	7	10	13	7	9

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $8.6 billion at June 30, 2019 and $7.0 billion at Dec. 31, 2018.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $3.8 billion at June 30, 2019 and $3.5 billion at Dec. 31, 2018.

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

At June 30, 2019, our OTC derivative assets, including those in hedging relationships, of $3.0 billion included a credit valuation adjustment (“CVA”) deduction of $26 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.6 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA decreased by $1 million and the DVA was unchanged in the second quarter of 2019, which increased foreign exchange and other trading revenue by $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by less than $1 million in the first quarter of 2019 and $2 million in the second quarter of 2018.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018

Rating:
AAA to AA-	54%	49%	50%	48%	37%
A+ to A-	26	28	28	30	41
BBB+ to BBB-	17	20	18	19	18
BB+ and lower (b)	3	3	4	3	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

(b)	Non-investment grade.
38 BNY Mellon

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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	June 30, 2019	March 31, 2019	June 30, 2018
Up 200 bps parallel rate ramp vs. baseline (a)	$380	$410	$372
Up 100 bps parallel rate ramp vs. baseline (a)	200	208	183
Down 100 bps parallel rate ramp vs. baseline (a)	(179)	(91)	(70)
Long-term up 50 bps, short-term unchanged (b)	171	149	72
Long-term down 50 bps, short-term unchanged (b)	(192)	(178)	(89)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the ramp up 100 basis point and 200 basis point scenarios in the table above by approximately $150 million and approximately $180 million, respectively. The impact would be smaller if the runoff was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY Mellon 39

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis as a supplement to generally accepted accounting principles (“GAAP”) information, which exclude goodwill and intangible assets, net of deferred tax liabilities. BNY Mellon believes that the return on tangible common equity is additional useful information for investors because it presents a measure of those assets that can generate income, and the tangible book value per common share is additional useful information because it presents the level of tangible assets in relation to shares of common stock outstanding.

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

BNY Mellon has also included the operating margin for the Investment Management business net of distribution and servicing expense that was passed to third parties who distribute or service our managed funds. BNY Mellon believes that this measure is useful when evaluating the performance of the Investment Management business relative to industry competitors.

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation
(dollars in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$969	$910	$1,055	$1,879	$2,190
Add: Amortization of intangible assets	30	29	48	59	97
Less: Tax impact of amortization of intangible assets	7	7	11	14	23
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$992	$932	$1,092	$1,924	$2,264

Average common shareholders’ equity	$37,487	$37,086	$37,750	$37,287	$37,672
Less: Average goodwill	17,343	17,376	17,505	17,360	17,543
Average intangible assets	3,178	3,209	3,341	3,193	3,369
Add: Deferred tax liability – tax deductible goodwill	1,094	1,083	1,054	1,094	1,054
Deferred tax liability – intangible assets	687	690	709	687	709
Average tangible common shareholders’ equity – Non-GAAP	$18,747	$18,274	$18,667	$18,515	$18,523

Return on common equity (annualized) – GAAP	10.4%	10.0%	11.2%	10.2%	11.7%
Return on tangible common equity (annualized) – Non-GAAP	21.2%	20.7%	23.5%	20.9%	24.6%

40 BNY Mellon

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2019	March 31, 2019	Dec. 31, 2018	June 30, 2018
(dollars in millions, except common shares)
BNY Mellon shareholders’ equity at period end – GAAP	$41,533	$41,225	$40,638	$41,505
Less: Preferred stock	3,542	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	37,991	37,683	37,096	37,963
Less: Goodwill	17,337	17,367	17,350	17,418
Intangible assets	3,160	3,193	3,220	3,308
Add: Deferred tax liability – tax deductible goodwill	1,094	1,083	1,072	1,054
Deferred tax liability – intangible assets	687	690	692	709
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$19,275	$18,896	$18,290	$19,000

Period-end common shares outstanding (in thousands)	942,662	957,517	960,426	999,945

Book value per common share – GAAP	$40.30	$39.36	$38.63	$37.97
Tangible book value per common share – Non-GAAP	$20.45	$19.74	$19.04	$19.00

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			2Q19 vs.
(dollars in millions)	2Q19	2Q18	2Q18
Investment management and performance fees (a)	$833	$901	(8)%
Impact of changes in foreign currency exchange rates	—	(16)
Adjusted investment management and performance fees – Non-GAAP	$833	$885	(6)%

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment Management business.

Constant currency reconciliation – Investment Management business			2Q19 vs.
(dollars in millions)	2Q19	2Q18	2Q18
Investment management and performance fees	$829	$897	(8)%
Impact of changes in foreign currency exchange rates	—	(16)
Adjusted investment management and performance fees – Non-GAAP	$829	$881	(6)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin reconciliation - Investment Management business
(dollars in millions)	2Q19	1Q19	4Q18	3Q18	2Q18	YTD19	YTD18
Income before income taxes – GAAP	$265	$269	$247	$316	$319	$534	$700

Total revenue – GAAP	$917	$939	$963	$1,015	$1,018	$1,856	$2,106
Less: Distribution and servicing expense	94	91	95	99	103	185	213
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$823	$848	$868	$916	$915	$1,671	$1,893

Pre-tax operating margin – GAAP (a)	29%	29%	26%	31%	31%	29%	33%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	32%	32%	29%	35%	35%	32%	37%

(a)	Income before taxes divided by total revenue.

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

The standard requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application. BNY Mellon has developed expected credit loss models and approaches that include forecasting and other methodologies, and our focus for the remainder of 2019 is on model validation as well as business process refinements and testing to ensure the expected credit losses are calculated in accordance with the standard. We are continuing to assess the impact of the standard on our consolidated financial statements, disclosures and internal controls. The adoption impact will depend on several factors, including the composition and remaining expected lives of financial instruments at the time of adoption, the establishment of an allowance for expected credit losses on held-to-maturity securities, and the macroeconomic conditions and forecasts that exist at that date. We plan to adopt the new standard on Jan. 1, 2020.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2018 Annual Report. The following discussions summarize certain regulatory developments that may affect BNY Mellon, the impact of which we are still evaluating.

Proposed Revisions to Resolution Planning Requirements

In April 2019, the Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation (“FDIC”) issued a proposed rule to modify certain resolution plan requirements. The proposal would allow U.S. G-SIBs, such as BNY Mellon, to file alternating full and, more limited, targeted resolution plans every two years. The proposal would not generally modify the components or informational requirements of full resolution plans. See “Supervision and Regulation - Recovery and Resolution” in our 2018 Annual Report for additional information.

EU Banking Reform Package

The EU Banking Reform Package entered into force on June 27, 2019 and will be implemented in various phases between 2019 and 2024. This legislative package amends the Capital Requirements Directive IV (“CRD IV”), the Capital Requirements Regulation (“CRR”), the Bank Recovery and Resolution Directive (“BRRD”) and the Single Resolution Mechanism Regulation (“SRMR”).

The amendments to CRD IV include a requirement for certain non-EU banking groups to have up to two “EU intermediate parent undertakings” (“EU IPUs “). All EU credit institutions and certain EU investment firms in such non-EU banking groups would need to fall within a corporate structure headed by one of the EU IPUs. BNY Mellon is assessing the impact of this requirement in conjunction with the proposed legislation introducing a new prudential regime for investment firms.

The amendments to CRR include provisions relating to the leverage ratio, net stable funding ratio (“NSFR”), minimum requirement for own funds and eligible liabilities (including closer alignment to the final Financial Stability Board TLAC standard), a revised Basel market risk framework, counterparty credit risk, exposures to CCPs, exposures to collective investment undertakings, large exposures and reporting/disclosure requirements.

The extent to which the UK implements the EU Banking Reform Package depends on Brexit outcomes.

42 BNY Mellon

Replacement of Interbank Offered Rates (“IBORs”), including LIBOR
Globally, financial market participants are beginning the transition away from LIBOR and other IBORs to alternative reference rates by the end of 2021. This transition will impact assets and liabilities on our balance sheet that reference IBORs, investments that we manage linked to IBORs in our Investment Management business and the operational servicing of products that reference IBORs in our Investment Services business.

We are working to facilitate an orderly transition from IBORs to alternative reference rates for us and our clients. Accordingly, we have created a global transition program with senior management oversight that focuses on:

•	Evaluating and monitoring the impacts across our businesses, including transactions, products and services.

•
Identifying and evaluating the scope of existing financial instruments and contracts that may be affected, the extent to which those financial instruments and contracts already contain appropriate fallback language or would require termination or amendment and any resulting economic and regulatory impact.

•	Identifying and evaluating the impact of the transition on our balance sheet, net interest revenue, capital and hedging activities as well as interest rate risk and liquidity risk.

•	Identifying and evaluating contracts and financial instruments that require us, as the lender, calculation agent or otherwise, to assign the fallback or successor rate to IBOR-linked products.

•	Identifying funds we manage or advise that invest in instruments referencing IBORs and the impact of the transition on the functioning, liquidity and value of these investments.

•	Implementing information technology systems, models and analytics to prepare for a smooth transition to alternative reference rates.

There remain, however, a number of unknown factors regarding the transition from the IBORs and/or interest rate benchmark reforms that could impact our business. For a further discussion of the various risks, see “Risk Factors - Transitions away from, or changes in the calculation of, LIBOR and other benchmark rates could adversely impact our business and results of operations” in our 2018 Annual Report.

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

•
Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•
Our Corporate Governance Guidelines, Amended and Restated By-laws, Directors’ Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

We may use our website, our Twitter account (twitter.com/BNYMellon) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

BNY Mellon 43

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,141	$1,122	$1,157	$2,263	$2,325
Clearing services fees (a)	410	398	401	808	825
Issuer services fees	291	251	266	542	526
Treasury services fees	140	132	140	272	278
Total investment services fees (a)	1,982	1,903	1,964	3,885	3,954
Investment management and performance fees (a)	833	841	901	1,674	1,851
Foreign exchange and other trading revenue	166	170	187	336	396
Financing-related fees	50	51	53	101	105
Distribution and servicing	31	31	34	62	70
Investment and other income	43	35	70	78	152
Total fee revenue	3,105	3,031	3,209	6,136	6,528
Net securities gains (losses) — including other-than-temporary impairment	8	1	1	9	(48)
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	1	—	—	1	—
Net securities gains (losses)	7	1	1	8	(48)
Total fee and other revenue	3,112	3,032	3,210	6,144	6,480
Operations of consolidated investment management funds
Investment income	10	26	13	36	2
Interest of investment management fund note holders	—	—	1	—	1
Income from consolidated investment management funds	10	26	12	36	1
Net interest revenue
Interest revenue	1,965	1,920	1,553	3,885	2,934
Interest expense	1,163	1,079	637	2,242	1,099
Net interest revenue	802	841	916	1,643	1,835
Total revenue	3,924	3,899	4,138	7,823	8,316
Provision for credit losses	(8)	7	(3)	(1)	(8)
Noninterest expense
Staff	1,421	1,524	1,489	2,945	3,065
Professional, legal and other purchased services	337	325	328	662	619
Software and equipment	304	283	266	587	500
Net occupancy	138	137	156	275	295
Sub-custodian and clearing	115	105	110	220	229
Distribution and servicing	94	91	106	185	212
Business development	56	45	62	101	113
Bank assessment charges	31	31	47	62	99
Amortization of intangible assets	30	29	48	59	97
Other	121	129	135	250	257
Total noninterest expense	2,647	2,699	2,747	5,346	5,486
Income
Income before income taxes	1,285	1,193	1,394	2,478	2,838
Provision for income taxes	264	237	286	501	568
Net income	1,021	956	1,108	1,977	2,270
Net (income) loss attributable to noncontrolling interests (includes $(4), $(10), $(7), $(14) and $4 related to consolidated investment management funds, respectively)	(4)	(10)	(5)	(14)	4
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,017	946	1,103	1,963	2,274
Preferred stock dividends	(48)	(36)	(48)	(84)	(84)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$969	$910	$1,055	$1,879	$2,190

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

44 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$969	$910	$1,055	$1,879	$2,190
Less: Earnings allocated to participating securities	4	5	7	9	15
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$965	$905	$1,048	$1,870	$2,175

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic	951,281	962,397	1,010,179	956,887	1,013,507
Common stock equivalents	3,891	6,071	6,451	4,894	7,277
Less: Participating securities	(1,244)	(2,508)	(2,273)	(1,824)	(2,764)
Diluted	953,928	965,960	1,014,357	959,957	1,018,020

Anti-dilutive securities (a)	3,999	5,550	7,208	4,704	7,203

(a)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in dollars)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic	$1.01	$0.94	$1.04	$1.95	$2.15
Diluted	$1.01	$0.94	$1.03	$1.95	$2.14

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 45

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$1,021	$956	$1,108	$1,977	$2,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	29	(400)	39	(156)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	287	239	(64)	526	(339)
Reclassification adjustment	(5)	(1)	—	(6)	37
Total unrealized gain (loss) on assets available-for-sale	282	238	(64)	520	(302)
Defined benefit plans:
Net (loss) arising during the period	—	(9)	—	(9)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	10	10	16	20	33
Total defined benefit plans	10	1	16	11	33
Net unrealized gain (loss) on cash flow hedges	—	5	(14)	5	(16)
Total other comprehensive income (loss), net of tax (a)	302	273	(462)	575	(441)
Total comprehensive income	1,323	1,229	646	2,552	1,829
Net (income) loss attributable to noncontrolling interests	(4)	(10)	(5)	(14)	4
Other comprehensive (income) loss attributable to noncontrolling interests	—	(2)	10	(2)	5
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,319	$1,217	$651	$2,536	$1,838

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $302 million for the quarter ended June 30, 2019, $271 million for the quarter ended March 31, 2019, $(452) million for the quarter ended June 30, 2018, $573 million for the six months ended June 30, 2019 and $(436) million for the six months ended June 30, 2018.

See accompanying unaudited Notes to Consolidated Financial Statements.

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	June 30, 2019	Dec. 31, 2018
(dollars in millions, except per share amounts)
Assets
Cash and due from banks	$5,556	$5,864
Interest-bearing deposits with the Federal Reserve and other central banks	69,700	67,988
Interest-bearing deposits with banks ($2,036 and $2,394 is restricted)	15,491	14,148
Federal funds sold and securities purchased under resale agreements	61,201	46,795
Securities:
Held-to-maturity (fair value of $34,695 and $33,302)	34,549	33,982
Available-for-sale	85,593	85,809
Total securities	120,142	119,791
Trading assets	8,629	7,035
Loans	52,396	56,564
Allowance for loan losses	(146)	(146)
Net loans	52,250	56,418
Premises and equipment	2,970	1,832
Accrued interest receivable	658	671
Goodwill	17,337	17,350
Intangible assets	3,160	3,220
Other assets (includes $591 and $742, at fair value)	23,737	21,298
Subtotal assets of operations	380,831	362,410
Assets of consolidated investment management funds, at fair value	337	463
Total assets	$381,168	$362,873
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$58,255	$70,783
Interest-bearing deposits in U.S. offices	88,395	74,904
Interest-bearing deposits in non-U.S. offices	106,227	93,091
Total deposits	252,877	238,778
Federal funds purchased and securities sold under repurchase agreements	11,757	14,243
Trading liabilities	3,768	3,479
Payables to customers and broker-dealers	18,946	19,731
Commercial paper	8,894	1,939
Other borrowed funds	1,921	3,227
Accrued taxes and other expenses	5,045	5,669
Other liabilities (including allowance for lending-related commitments of $95 and $106, also includes $335 and $88, at fair value)	7,916	5,774
Long-term debt (includes $383 and $371, at fair value)	28,203	29,163
Subtotal liabilities of operations	339,327	322,003
Liabilities of consolidated investment management funds, at fair value	6	2
Total liabilities	339,333	322,005
Temporary equity
Redeemable noncontrolling interests	136	129
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,372,971,577 and 1,364,877,915 shares	14	14
Additional paid-in capital	27,406	27,118
Retained earnings	30,081	28,652
Accumulated other comprehensive loss, net of tax	(2,688)	(3,171)
Less: Treasury stock of 430,309,550 and 404,452,246 common shares, at cost	(16,822)	(15,517)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,533	40,638
Nonredeemable noncontrolling interests of consolidated investment management funds	166	101
Total permanent equity	41,699	40,739
Total liabilities, temporary equity and permanent equity	$381,168	$362,873

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2019	2018
Operating activities
Net income	$1,977	$2,270
Net (income) loss attributable to noncontrolling interests	(14)	4
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,963	2,274
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	(1)	(8)
Pension plan contributions	(22)	(19)
Depreciation and amortization	635	677
Deferred tax (benefit)	(110)	(230)
Net securities (gains) losses	(8)	48
Change in trading assets and liabilities	(1,306)	(462)
Change in accruals and other, net	(3,665)	(712)
Net cash (used for) provided by operating activities	(2,514)	1,568
Investing activities
Change in interest-bearing deposits with banks	(1,618)	(4,592)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(1,714)	15,583
Purchases of securities held-to-maturity	(3,739)	(2,944)
Paydowns of securities held-to-maturity	2,078	2,099
Maturities of securities held-to-maturity	1,380	5,535
Purchases of securities available-for-sale	(21,503)	(17,550)
Sales of securities available-for-sale	6,346	4,867
Paydowns of securities available-for-sale	3,226	3,871
Maturities of securities available-for-sale	14,143	3,767
Net change in loans	4,116	3,699
Sales of loans and other real estate	52	6
Change in federal funds sold and securities purchased under resale agreements	(14,401)	1,638
Net change in seed capital investments	25	15
Purchases of premises and equipment/capitalized software	(717)	(505)
Dispositions, net of cash	—	84
Other, net	940	(359)
Net cash (used for) provided by investing activities	(11,386)	15,214
Financing activities
Change in deposits	14,255	(12,270)
Change in federal funds purchased and securities sold under repurchase agreements	(2,486)	(1,963)
Change in payables to customers and broker-dealers	(778)	(1,051)
Change in other borrowed funds	(1,328)	(5)
Change in commercial paper	6,955	(567)
Net proceeds from the issuance of long-term debt	1,248	2,991
Repayments of long-term debt	(2,750)	(2,200)
Proceeds from the exercise of stock options	35	70
Issuance of common stock	16	20
Treasury stock acquired	(1,305)	(1,295)
Common cash dividends paid	(540)	(491)
Preferred cash dividends paid	(84)	(84)
Other, net	7	10
Net cash provided by (used for) financing activities	13,245	(16,835)
Effect of exchange rate changes on cash	(11)	(60)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(666)	(113)
Cash and due from banks and restricted cash at beginning of period	8,258	7,133
Cash and due from banks and restricted cash at end of period	$7,592	$7,020
Cash and due from banks and restricted cash:
Cash and due from banks at end of period (unrestricted cash)	$5,556	$5,361
Restricted cash at end of period	2,036	1,659
Cash and due from banks and restricted cash at end of period	$7,592	$7,020
Supplemental disclosures
Interest paid	$2,238	$1,046
Income taxes paid	461	436
Income taxes refunded	347	57

See accompanying unaudited Notes to Consolidated Financial Statements.

48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2019	$3,542	$14	$27,349	$29,382	$(2,990)	$(16,072)	$122	$41,347	(a)	$122
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		16
Other net changes in noncontrolling interests	—	—	2	—	—	—	40	42		(2)
Net income	—	—	—	1,017	—	—	4	1,021		—
Other comprehensive income	—	—	—	—	302	—	—	302		—
Dividends:
Common stock at $0.28 per share	—	—	—	(270)	—	—	—	(270)		—
Preferred stock	—	—	—	(48)	—	—	—	(48)		—
Repurchase of common stock	—	—	—	—	—	(750)	—	(750)		—
Common stock issued under:
Employee benefit plans	—	—	6	—	—	—	—	6		—
Stock awards and options exercised	—	—	49	—	—	—	—	49		—
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,683 million at March 31, 2019 and $37,991 million at June 30, 2019.

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129
Reclassification of certain tax effects related to adopting ASU 2018-02	—	—	—	90	(90)	—	—	—		—
Adjusted balance at Jan. 1, 2019	3,542	14	27,118	28,742	(3,261)	(15,517)	101	40,739		129
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		20
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(7)
Other net changes in noncontrolling interests	—	—	19	—	—	—	11	30		(22)
Net income	—	—	—	946	—	—	10	956		—
Other comprehensive income	—	—	—	—	271	—	—	271		2
Dividends:
Common stock at $0.28 per share	—	—	—	(270)	—	—	—	(270)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(555)	—	(555)		—
Common stock issued under:
Employee benefit plans	—	—	10	—	—	—	—	10		—
Direct stock purchase and dividend reinvestment plan	—	—	11	—	—	—	—	11		—
Stock awards and options exercised	—	—	191	—	—	—	—	191		—
Balance at March 31, 2019	$3,542	$14	$27,349	$29,382	$(2,990)	$(16,072)	$122	$41,347	(a)	$122

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,683 million at March 31, 2019.

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2018	$3,542	$14	$26,911	$26,496	$(2,343)	$(12,892)	$212	$41,940	(a)	$184
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Other net changes in noncontrolling interests	—	—	(2)	—	—	—	(167)	(169)		—
Net income (loss)	—	—	—	1,103	—	—	7	1,110		(2)
Other comprehensive (loss)	—	—	—	—	(452)	—	—	(452)		(10)
Dividends:
Common stock at $0.24 per share	—	—	—	(245)	—	—	—	(245)		—
Preferred stock	—	—	—	(48)	—	—	—	(48)		—
Repurchase of common stock	—	—	—	—	—	(651)	—	(651)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	7	—	—	—	—	7		—
Stock awards and options exercised	—	—	58	—	—	—	—	58		—
Balance at June 30, 2018	$3,542	$14	$26,981	$27,306	$(2,795)	$(13,543)	$52	$41,557	(a)	$189

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,186 million at March 31, 2018 and $37,963 million at June 30, 2018.

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129
Reclassification of certain tax effects related to adopting ASU 2018-02	—	—	—	90	(90)	—	—	—		—
Adjusted balance at Jan. 1, 2019	3,542	14	27,118	28,742	(3,261)	(15,517)	101	40,739		129
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		36
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(7)
Other net changes in noncontrolling interests	—	—	21	—	—	—	51	72		(24)
Net income	—	—	—	1,963	—	—	14	1,977		—
Other comprehensive income	—	—	—	—	573	—	—	573		2
Dividends:
Common stock at $0.56 per share	—	—	—	(540)	—	—	—	(540)		—
Preferred stock	—	—	—	(84)	—	—	—	(84)		—
Repurchase of common stock	—	—	—	—	—	(1,305)	—	(1,305)		—
Common stock issued under:
Employee benefit plans	—	—	16	—	—	—	—	16		—
Direct stock purchase and dividend reinvestment plan	—	—	11	—	—	—	—	11		—
Stock awards and options exercised	—	—	240	—	—	—	—	240		—
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,991 million at June 30, 2019.

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2017	$3,542	$14	$26,665	$25,635	$(2,357)	$(12,248)	$316	$41,567	(a)	$179
Adjustment for the cumulative effect of applying ASU 2014-09 for contract revenue	—	—	—	(55)	—	—	—	(55)		—
Adjustment for the cumulative effect of applying ASU 2017-12 for derivatives and hedging	—	—	—	27	(2)	—	—	25		—
Adjusted balance at Jan. 1, 2018	3,542	14	26,665	25,607	(2,359)	(12,248)	316	41,537		179
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		34
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(32)
Other net changes in noncontrolling interests	—	—	(13)	—	—	—	(260)	(273)		13
Net income (loss)	—	—	—	2,274	—	—	(4)	2,270		—
Other comprehensive (loss)	—	—	—	—	(436)	—	—	(436)		(5)
Dividends:
Common stock at $0.48 per share	—	—	—	(491)	—	—	—	(491)		—
Preferred stock	—	—	—	(84)	—	—	—	(84)		—
Repurchase of common stock	—	—	—	—	—	(1,295)	—	(1,295)		—
Common stock issued under:
Employee benefit plans	—	—	17	—	—	—	—	17		—
Direct stock purchase and dividend reinvestment plan	—	—	16	—	—	—	—	16		—
Stock awards and options exercised	—	—	296	—	—	—	—	296		—
Balance at June 30, 2018	$3,542	$14	$26,981	$27,306	$(2,795)	$(13,543)	$52	$41,557	(a)	$189

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,709 million at Dec. 31, 2017 and $37,963 million at June 30, 2018.

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

52 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. Contingent payments were $2 million in the second quarter of 2019 and the first six months of 2019.

At June 30, 2019, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $4 million to $17 million over the next three years, but could be higher as certain of the arrangements do not contain a contractual maximum.

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

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2019 and Dec. 31, 2018, respectively.

Securities at June 30, 2019		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$26,225	$145	$166	$26,204
U.S. Treasury	13,805	424	32	14,197
Sovereign debt/sovereign guaranteed	12,184	161	3	12,342
Agency commercial MBS	9,499	194	15	9,678
Supranational	3,878	38	2	3,914
CLOs	3,665	1	17	3,649
Foreign covered bonds	3,385	17	4	3,398
U.S. government agencies	2,585	65	—	2,650
Other ABS	2,466	8	4	2,470
Non-agency commercial MBS	1,968	38	1	2,005
State and political subdivisions	1,253	28	1	1,280
Non-agency RMBS (a)	999	230	8	1,221
Corporate bonds	889	19	3	905
Other debt securities	1,671	9	—	1,680
Total securities available-for-sale (b)	$84,472	$1,377	$256	$85,593
Held-to-maturity:
Agency RMBS	$26,591	$195	$127	$26,659
U.S. Treasury	4,467	24	9	4,482
U.S. government agencies	1,276	1	1	1,276
Agency commercial MBS	1,179	22	1	1,200
Sovereign debt/sovereign guaranteed	823	39	—	862
Non-agency RMBS	91	4	2	93
Foreign covered bonds	80	1	—	81
Supranational	25	—	—	25
State and political subdivisions	17	—	—	17
Total securities held-to-maturity	$34,549	$286	$140	$34,695
Total securities	$119,021	$1,663	$396	$120,288

(a)	Includes $753 million that was included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $36 million and gross unrealized losses of $76 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

BNY Mellon 53

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

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities gains (losses)
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Realized gross gains	$12	$5	$2	$17	$4
Realized gross losses	(5)	(4)	(1)	(9)	(52)
Recognized gross impairments	—	—	—	—	—
Total net securities gains (losses)	$7	$1	$1	$8	$(48)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
U.S. Treasury	$3	$1	$—	$4	$(4)
Sovereign debt/sovereign guaranteed	2	1	—	3	—
State and political subdivisions	2	—	1	2	(1)
Agency RMBS	—	—	—	—	(42)
Other	—	(1)	—	(1)	(1)
Total net securities gains (losses)	$7	$1	$1	$8	$(48)

Temporarily impaired securities

At June 30, 2019, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $76 million of the unrealized losses at June 30, 2019 and $87 million at Dec. 31, 2018 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at June 30, 2019	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Available-for-sale:
Agency RMBS	$9,070	$31	$7,410	$135	$16,480	$166
U.S. Treasury	74	1	2,961	31	3,035	32
Sovereign debt/sovereign guaranteed	1,680	1	738	2	2,418	3
Agency commercial MBS	2,353	6	1,030	9	3,383	15
Supranational	814	1	206	1	1,020	2
CLOs	1,346	4	1,134	13	2,480	17
Foreign covered bonds	568	1	707	3	1,275	4
Other ABS	1,053	4	31	—	1,084	4
Non-agency commercial MBS	414	1	38	—	452	1
State and political subdivisions	—	—	116	1	116	1
Non-agency RMBS (a)	26	—	121	8	147	8
Corporate bonds	26	—	238	3	264	3
Total securities available-for-sale (b)	$17,424	$50	$14,730	$206	$32,154	$256
Held-to-maturity:
Agency RMBS	$623	$1	$12,922	$126	$13,545	$127
U.S. Treasury	—	—	2,066	9	2,066	9
U.S. government agencies	50	—	407	1	457	1
Agency commercial MBS	—	—	57	1	57	1
Non-agency RMBS	7	—	42	2	49	2
Total securities held-to-maturity	$680	$1	$15,494	$139	$16,174	$140
Total temporarily impaired securities	$18,104	$51	$30,224	$345	$48,328	$396

(a)
Includes $6 million of securities with an unrealized loss of less than $1 million for less than 12 months and $3 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses of $76 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

BNY Mellon 55

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

(a)
Includes $22 million of securities with an unrealized loss of less than $1 million for less than 12 months and $3 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2019	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$3,152	2.59%	$80	2.28%	$189	2.97%	$7,148	1.32%	$—	—%	$10,569
Over 1 through 5 years	5,057	1.81	991	2.68	849	3.16	12,999	1.34	—	—	19,896
Over 5 through 10 years	3,283	2.31	1,579	2.81	130	3.05	1,883	0.84	—	—	6,875
Over 10 years	2,705	3.11	—	—	112	2.96	209	1.78	—	—	3,026
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,108	3.18	39,108
Asset-backed securities	—	—	—	—	—	—	—	—	6,119	3.33	6,119
Total	$14,197	2.35%	$2,650	2.74%	$1,280	3.10%	$22,239	1.30%	$45,227	3.20%	$85,593
Securities held-to-maturity:
One year or less	$1,556	1.48%	$333	1.31%	$—	—%	$82	0.64%	$—	—%	$1,971
Over 1 through 5 years	2,600	1.96	759	2.33	3	5.68	487	0.57	—	—	3,849
Over 5 through 10 years	311	2.18	172	2.89	—	—	359	0.81	—	—	842
Over 10 years	—	—	12	3.25	14	4.76	—	—	—	—	26
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,861	2.98	27,861
Total	$4,467	1.81%	$1,276	2.15%	$17	4.93%	$928	0.67%	$27,861	2.98%	$34,549

(a)	Yields are based upon the amortized cost of securities.

56 BNY Mellon

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

Debt securities credit loss roll forward
(in millions)	2Q19	2Q18
Beginning balance as of March 31	$77	$80
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	—	1
Ending balance as of June 30	$77	$79

Debt securities credit loss roll forward
(in millions)	YTD19	YTD18
Beginning balance as of Dec. 31	$78	$84
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	1	5
Ending balance as of June 30	$77	$79

Pledged assets

At June 30, 2019, BNY Mellon had pledged assets of $117 billion, including $90 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the FHLB. The components of the assets pledged at June 30, 2019 included $98 billion of securities, $14 billion of loans, $5 billion of trading assets and less than $1 billion of interest-bearing deposits with banks.

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

At June 30, 2019 and Dec. 31, 2018, pledged assets included $19 billion and $13 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At June 30, 2019 and Dec. 31, 2018, the market value of the securities received that can be sold or repledged was $164 billion and $151 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2019 and Dec. 31, 2018, the market value of securities collateral sold or repledged was $101 billion and $101 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2019 and Dec. 31, 2018, cash segregated under federal and other regulations or requirements was $2 billion and $2 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated for these purposes were $2 billion at June 30, 2019 and $2 billion at Dec. 31, 2018. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at June 30, 2019 and Dec. 31, 2018.

Loans	June 30, 2019	Dec. 31, 2018
(in millions)
Domestic:
Commercial	$1,452	$1,949
Commercial real estate	5,192	4,787
Financial institutions	4,574	5,091
Lease financings	662	706
Wealth management loans and mortgages	15,579	15,843
Other residential mortgages	549	594
Overdrafts	1,575	1,550
Other	1,122	1,181
Margin loans	10,152	13,343
Total domestic	40,857	45,044
Foreign:
Commercial	285	183
Commercial real estate	7	—
Financial institutions	6,948	6,492
Lease financings	563	551
Wealth management loans and mortgages	90	122
Other (primarily overdrafts)	3,196	4,031
Margin loans	450	141
Total foreign	11,539	11,520
Total loans (a)	$52,396	$56,564

(a)	Net of unearned income of $340 million at June 30, 2019 and $358 million at Dec. 31, 2018 primarily related to domestic and foreign lease financings.

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

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Activity in the allowance for credit losses is summarized as follows.

Allowance for credit losses activity for the quarter ended June 30, 2019					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$82	$74	$23	$4	$21	$15	$—		$29	$248
Charge-offs	—	—	—	—	(1)	—	—		—	(1)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	—	—	(1)	2	—		—	1
Provision	(5)	(2)	(2)	—	—	(3)	—		4	(8)
Ending balance	$77	$72	$21	$4	$20	$14	$—		$33	$241
Allowance for:
Loan losses	$23	$57	$8	$4	$17	$14	$—		$23	$146
Lending-related commitments	54	15	13	—	3	—	—		10	95
Individually evaluated for impairment:
Loan balance	$96	$—	$—	$—	$16	$—	$—		$—	$112
Allowance for loan losses	10	—	—	—	—	—	—		—	10
Collectively evaluated for impairment:
Loan balance	$1,356	$5,192	$4,574	$662	$15,563	$549	$12,849	(a)	$11,539	$52,284
Allowance for loan losses	13	57	8	4	17	14	—		23	136

(a)	Includes $1,575 million of domestic overdrafts, $10,152 million of margin loans and $1,122 million of other loans at June 30, 2019.

Allowance for credit losses activity for the quarter ended March 31, 2019					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$81	$75	$22	$5	$21	$16	$—		$32	$252
Charge-offs	(11)	—	—	—	—	—	—		—	(11)
Recoveries	—	—	—	—	—	—	—		—	—
Net charge-offs	(11)	—	—	—	—	—	—		—	(11)
Provision	12	(1)	1	(1)	—	(1)	—		(3)	7
Ending balance	$82	$74	$23	$4	$21	$15	$—		$29	$248
Allowance for:
Loan losses	$24	$56	$10	$4	$18	$15	$—		$19	$146
Lending-related commitments	58	18	13	—	3	—	—		10	102
Individually evaluated for impairment:
Loan balance	$96	$—	$—	$—	$4	$—	$—		$—	$100
Allowance for loan losses	10	—	—	—	—	—	—		—	10
Collectively evaluated for impairment:
Loan balance	$1,626	$4,921	$4,652	$653	$15,724	$574	$13,913	(a)	$11,324	$53,387
Allowance for loan losses	14	56	10	4	18	15	—		19	136

(a)	Includes $654 million of domestic overdrafts, $12,107 million of margin loans and $1,152 million of other loans at March 31, 2019.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2018					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$75	$75	$22	$7	$23	$19	$—		$35	$256
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	1	—		—	1
Provision	1	(1)	2	(1)	—	(2)	—		(2)	(3)
Ending balance	$76	$74	$24	$6	$23	$18	$—		$33	$254
Allowance for:
Loan losses	$17	$55	$8	$6	$19	$18	$—		$22	$145
Lending-related commitments	59	19	16	—	4	—	—		11	109
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$5	$—	$—		$—	$5
Allowance for loan losses	—	—	—	—	—	—	—		—	—
Collectively evaluated for impairment:
Loan balance	$2,117	$4,974	$5,526	$758	$16,186	$653	$17,173	(a)	$10,384	$57,771
Allowance for loan losses	17	55	8	6	19	18	—		22	145

(a)	Includes $1,090 million of domestic overdrafts, $14,914 million of margin loans and $1,169 million of other loans at June 30, 2018.

Allowance for credit losses activity for the six months ended June 30, 2019					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$81	$75	$22	$5	$21	$16	$—	$32	$252
Charge-offs	(11)	—	—	—	(1)	—	—	—	(12)
Recoveries	—	—	—	—	—	2	—	—	2
Net (charge-offs) recoveries	(11)	—	—	—	(1)	2	—	—	(10)
Provision	7	(3)	(1)	(1)	—	(4)	—	1	(1)
Ending balance	$77	$72	$21	$4	$20	$14	$—	$33	$241

Allowance for credit losses activity for the six months ended June 30, 2018					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$77	$76	$23	$8	$22	$20	$—	$35	$261
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	—	—	1
Net recoveries	—	—	—	—	—	1	—	—	1
Provision	(1)	(2)	1	(2)	1	(3)	—	(2)	(8)
Ending balance	$76	$74	$24	$6	$23	$18	$—	$33	$254
60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets (in millions)	June 30, 2019	Dec. 31, 2018

Nonperforming loans:
Commercial	$96	$—
Other residential mortgages	65	67
Wealth management loans and mortgages	23	9
Total nonperforming loans	184	76
Other assets owned	2	3
Total nonperforming assets (a)	$186	$79

(a)
In the second quarter of 2019, we refined the application of our nonperforming assets policy for first lien residential mortgage loans greater than 90 days delinquent that resulted in a $12 million increase in nonperforming assets.

At June 30, 2019, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Interest revenue would have increased by $4 million in the second quarter of 2019, $2 million in the first quarter of 2019, $1 million in the second quarter of 2018, $7 million in the first six months of 2019 and $2 million in the first six months of 2018 if nonperforming loans at period-end had been performing for the entire respective period.

Impaired loans

The tables below present information about our impaired loans.

Impaired loans	2Q19		1Q19		2Q18		YTD19		YTD18
(in millions)	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized
Impaired loans with an allowance:
Commercial	$96	$—	$48	$—	$—	$—	$64	$—	$—	$—
Wealth management loans and mortgages	—	—	—	—	1	—	—	—	1	—
Total impaired loans with an allowance	96	—	48	—	1	—	64	—	1	—
Impaired loans without an allowance: (a)
Wealth management loans and mortgages	10	—	4	—	4	—	8	—	4	—
Total impaired loans	$106	$—	$52	$—	$5	$—	$72	$—	$5	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Impaired loans	June 30, 2019			Dec. 31, 2018
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$96	$96	$10	$—	$—	$—
Impaired loans without an allowance: (b)
Wealth management loans and mortgages	16	16	N/A	4	4	N/A
Total impaired loans (c)	$112	$112	$10	$4	$4	$—

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both June 30, 2019 and Dec. 31, 2018, respectively. The allowance for loan losses associated with these loans totaled less than $1 million at both June 30, 2019 and Dec. 31, 2018, respectively.

N/A - Not applicable.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2019				Dec. 31, 2018
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$19	$2	$—	$21	$22	$1	$5	$28
Other residential mortgages	11	1	—	12	12	6	7	25
Financial institutions	10	—	—	10	3	3	—	6
Commercial real estate	9	—	—	9	1	—	—	1
Total past due loans	$49	$3	$—	$52	$38	$10	$12	$60

Troubled debt restructurings

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. We modified loans of less than $1 million in the second quarter of 2019, $1 million in the second quarter of 2018 and less than $1 million in the first quarter of 2019. The loans were primarily other residential mortgages.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The following tables present information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
(in millions)
Investment grade	$1,555	$2,036	$4,577	$4,184	$9,338	$9,586
Non-investment grade	182	96	622	603	2,184	1,997
Total	$1,737	$2,132	$5,199	$4,787	$11,522	$11,583

62 BNY Mellon

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
	June 30, 2019	Dec. 31, 2018
(in millions)
Wealth management loans:
Investment grade	$6,673	$6,901
Non-investment grade	161	106
Wealth management mortgages	8,835	8,958
Total	$15,669	$15,965

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2019.

At June 30, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 41%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $549 million at June 30, 2019 and $594 million at Dec. 31, 2018. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2019 were $111 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which, 10% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.7 billion at June 30, 2019 and $5.5 billion at Dec. 31, 2018. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $10.6 billion of secured margin loans on our consolidated balance sheet at June 30, 2019 compared with $13.5 billion at Dec. 31, 2018. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

BNY Mellon 63

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

The following table presents the consolidated balance sheet information related to operating and finance leases.

Balance sheet information	June 30, 2019
(dollar in millions)	Operating leases	Finance leases	Total
Right-of-use assets (a)	$1,160	$21	$1,181
Lease liability (b)	$1,358	$10	$1,368

Weighted average:
Remaining lease term	8.3 years	3.3 years
Discount rate (annualized)	3.17%	2.78%

(a)	Included in premises and equipment on the consolidated balance sheet.

(b)	Operating lease liabilities are included in other liabilities and finance lease liabilities are included in other borrowed funds, both on the consolidated balance sheet.

The following table presents the components of lease expense.

Lease expense	Quarter ended	Year-to-date
(in millions)	June 30, 2019	June 30, 2019
Operating lease expense	$63	$132
Variable lease expense	10	19
Sublease income	(8)	(16)
Finance lease expense:
Amortization of right-of-use assets	2	4
Interest on lease liabilities	—	—
Total finance lease expense	$2	$4
Total lease expense	$67	$139

The following table presents cash flow information related to leases.

Cash flow information	Six months ended
(in millions)	June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	$134
Financing cash flows from finance leases	$12

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

See Note 21 for information on non-cash operating and/or finance lease transactions.

The following table presents the maturity of lease liabilities on operating leases prior to adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases
(in millions)
For the year ended Dec. 31,
2019	$264
2020	244
2021	211
2022	172
2023	136
2024 and thereafter	432
Total	$1,459

The following table presents the maturities of lease liabilities after adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases	Finance leases
(in millions)
For the year ended Dec. 31,
2019 (excluding six months ended June 30, 2019)	$148	$9
2020	271	1
2021	215	—
2022	175	—
2023	137	—
2024 and thereafter	600	—
Total lease payments	1,546	10
Less: Imputed interest	(188)	—
Total	$1,358	$10

Note 7–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$8,333	$8,970	$47	$17,350
Foreign currency translation	(6)	(7)	—	(13)
Balance at June 30, 2019	$8,327	$8,963	$47	$17,337

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$8,389	$9,128	$47	$17,564
Dispositions	—	(65)	—	(65)
Foreign currency translation	(31)	(50)	—	(81)
Balance at June 30, 2018	$8,358	$9,013	$47	$17,418

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$758	$1,613	$849	$3,220
Amortization	(41)	(18)	—	(59)
Foreign currency translation	—	(1)	—	(1)
Balance at June 30, 2019	$717	$1,594	$849	$3,160

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$888	$1,674	$849	$3,411
Amortization	(72)	(25)	—	(97)
Foreign currency translation	(1)	(5)	—	(6)
Balance at June 30, 2018	$815	$1,644	$849	$3,308

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2019				Dec. 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,573	$(1,227)	$346	10 years	$1,572	$(1,186)	$386
Customer relationships—Investment Management	898	(714)	184	11 years	899	(699)	200
Other	65	(14)	51	14 years	26	(12)	14
Total subject to amortization	2,536	(1,955)	581	11 years	2,497	(1,897)	600
Not subject to amortization: (b)
Tradenames	1,292	N/A	1,292	N/A	1,332	N/A	1,332
Customer relationships	1,287	N/A	1,287	N/A	1,288	N/A	1,288
Total not subject to amortization	2,579	N/A	2,579	N/A	2,620	N/A	2,620
Total intangible assets	$5,115	$(1,955)	$3,160	N/A	$5,117	$(1,897)	$3,220

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2019	$117
2020	104
2021	81
2022	63
2023	52

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units; the Investment Management segment is comprised of two reporting units and one reporting unit is included in the Other segment. As a result of the annual goodwill impairment test of the seven reporting units conducted in the second quarter of 2019, no goodwill impairment was recognized.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2019	Dec. 31, 2018
(in millions)
Corporate/bank-owned life insurance	$4,970	$4,937
Accounts receivable	4,322	3,692
Fails to deliver	4,057	2,274
Software	1,710	1,652
Prepaid pension assets	1,444	1,357
Renewable energy investments	1,201	1,264
Equity in a joint venture and other investments	1,156	1,064
Qualified affordable housing project investments	1,068	999
Income taxes receivable	743	1,125
Prepaid expense	539	385
Federal Reserve Bank stock	463	484
Seed capital	217	224
Fair value of hedging derivatives	156	289
Other (a)	1,691	1,552
Total other assets	$23,737	$21,298

(a)	At June 30, 2019 and Dec. 31, 2018, other assets include $73 million and $111 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $61 million at June 30, 2019 and $55 million at Dec. 31, 2018 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Non-readily marketable equity securities						Life-to-date
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Upward adjustments	$2	$—	$5	$2	$25	$30
Downward adjustments	(1)	—	—	(1)	—	(2)
Net adjustments	$1	$—	$5	$1	$25	$28

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.1 billion at June 30, 2019 and $1.0 billion at Dec. 31, 2018. Commitments to fund future investments in qualified affordable housing projects totaled $500 million at June 30, 2019 and $479 million at Dec. 31, 2018 and are recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2019 – $98 million; 2020 – $144 million; 2021 – $152 million; 2022 – $82 million; 2023 – $6 million; and 2024 and thereafter – $18 million.

Tax credits and other tax benefits recognized were $39 million in the second quarter of 2019, $42 million in the second quarter of 2018, $39 million in the first quarter of 2019, $78 million in the first six months of 2019 and $82 million in the first six months of 2018.

Amortization expense included in the provision for income taxes was $32 million in the second quarter of 2019, $35 million in the second quarter of 2018, $32 million in the first quarter of 2019, $64 million in the first six months of 2019 and $68 million in the first six months of 2018.

Investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and multi-asset and alternative investment funds for institutions and other investors. As part of that activity, we make seed capital investments in certain funds. We also hold private equity investments, specifically small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the net asset value (“NAV”) per share for BNY Mellon’s ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV
	June 30, 2019				Dec. 31, 2018
(dollars in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital	$60	$—	Daily-quarterly	1-90 days	$54	$—	Daily-quarterly	1-90 days
Private equity investments (SBICs) (a)	81	54	N/A	N/A	74	41	N/A	N/A
Other (b)	37	—	Daily-quarterly	1-95 days	87	—	Daily-quarterly	1-95 days
Total	$178	$54			$215	$41

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

Disaggregation of contract revenue

Contract revenue is included in fee revenue on the consolidated income statement. The following tables present fee revenue related to contracts with customers, disaggregated by type of fee revenue, for each business segment.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment (a)
	Quarter ended
	June 30, 2019				March 31, 2019				June 30, 2018
(in millions)	IS	IM	Other	Total	IS	IM	Other	Total	IS	IM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$1,089	$20	$—	$1,109	$1,073	$20	$—	$1,093	$1,098	$21	$1	$1,120
Clearing services fees (b)	411	—	(1)	410	398	—	—	398	401	—	—	401
Issuer services fees	291	—	—	291	251	—	—	251	265	—	—	265
Treasury services fees	140	1	—	141	132	—	—	132	140	1	—	141
Total investment services fees (b)	1,931	21	(1)	1,951	1,854	20	—	1,874	1,904	22	1	1,927
Investment management and performance fees (b)	4	829	—	833	4	837	—	841	5	893	—	898
Financing-related fees	16	—	1	17	17	—	—	17	15	—	—	15
Distribution and servicing	(13)	44	—	31	(14)	45	—	31	(14)	48	—	34
Investment and other income	69	(48)	—	21	69	(49)	—	20	69	(50)	1	20
Total fee revenue - contract revenue	2,007	846	—	2,853	1,930	853	—	2,783	1,979	913	2	2,894
Fee and other revenue - not in scope of ASC 606 (c)(d)	220	4	41	265	224	11	30	265	254	28	39	321
Total fee and other revenue	$2,227	$850	$41	$3,118	$2,154	$864	$30	$3,048	$2,233	$941	$41	$3,215

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)
Primarily includes foreign exchange and other trading revenue, financing-related fees, asset servicing fees, investment and other income and net securities gains (losses), all of which are accounted for using other accounting guidance.

(d)
The Investment Management business includes income from consolidated investment management funds, net of noncontrolling interests, of $6 million in the second quarter of 2019, $16 million in the first quarter of 2019 and $5 million in the second quarter of 2018.

IS - Investment Services segment.
IM - Investment Management segment.

Disaggregation of contract revenue by business segment (a)
	Year-to-date
	June 30, 2019				June 30, 2018
(in millions)	IS	IM	Other	Total	IS	IM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$2,162	$40	$—	$2,202	$2,215	$46	$1	$2,262
Clearing services fees (b)	809	—	(1)	808	824	—	1	825
Issuer services fees	542	—	—	542	525	—	—	525
Treasury services fees	272	1	—	273	278	1	—	279
Total investment services fees (b)	3,785	41	(1)	3,825	3,842	47	2	3,891
Investment management and performance fees (b)	8	1,666	—	1,674	9	1,835	—	1,844
Financing-related fees	33	—	1	34	32	—	—	32
Distribution and servicing	(27)	89	—	62	(28)	98	—	70
Investment and other income	138	(97)	—	41	138	(101)	1	38
Total fee revenue - contract revenue	3,937	1,699	—	5,636	3,993	1,879	3	5,875
Fee and other revenue - not in scope of ASC 606 (c)(d)	444	15	71	530	490	74	46	610
Total fee and other revenue	$4,381	$1,714	$71	$6,166	$4,483	$1,953	$49	$6,485

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)
Primarily includes foreign exchange and other trading revenue, financing-related fees, asset servicing fees, investment and other income and net securities gains (losses), all of which are accounted for using other accounting guidance.

(d)
The Investment Management business includes income from consolidated investment management funds, net of noncontrolling interests, of $22 million in the first six months of 2019 and $5 million in the first six months of 2018.

IS - Investment Services segment.
IM - Investment Management segment.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.4 billion at June 30, 2019 and $2.5 billion at Dec. 31, 2018. An allowance is maintained for accounts receivable which is generally based on the number of days outstanding. Adjustments to the allowance are recorded in other expense on the consolidated income statement. We recorded a provision of $2 million in the second quarter of 2019, $4 million in the second quarter of 2018, $4 million in the first quarter of 2019, $6 million in the first six months of 2019 and $6 million in the first six months of 2018.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $74 million at June 30, 2019 and $36 million at Dec. 31, 2018. Accrued revenues recorded as contract assets are usually billed on an annual basis. There were no impairments recorded on contract assets in the second quarter of 2019 or first six months of 2019.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $198 million at June 30, 2019 and $171 million at Dec. 31, 2018. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the second quarter of 2019 relating to contract liabilities as of March 31, 2019 was $59 million. Revenue recognized in the first six months of 2019 relating to contract liabilities as of Dec. 31, 2018 was $75 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs.

Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $99 million at June 30, 2019 and $98 million at Dec. 31, 2018. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the second quarter of 2019, $6 million in the second quarter of 2018, $5 million in the first quarter of 2019, $10 million in the first six months of 2019 and $11 million in the first six months of 2018.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation and totaled $18 million at June 30, 2019 and $20 million at Dec. 31, 2018. These capitalized costs are amortized on a straight-line basis over the expected contract period which generally range from seven to nine years. The amortization is included in other expense on the consolidated income statement and totaled $2 million in the second quarter of 2019, $2 million in the second quarter of 2018, $1 million in the first quarter of 2019, $3 million in the first six months of 2019 and $3 million in the first six months of 2018.

There were no impairments recorded on capitalized contract costs in the second quarter of 2019 or first six months of 2019.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest revenue
Deposits with the Federal Reserve and other central banks	$113	$139	$136	$252	$262
Deposits with banks	64	63	56	127	98
Federal funds sold and securities purchased under resale agreements	568	474	230	1,042	400
Margin loans	119	135	128	254	243
Non-margin loans	365	355	345	720	650
Securities:
Taxable	687	706	615	1,393	1,196
Exempt from federal income taxes	10	12	14	22	29
Total securities	697	718	629	1,415	1,225
Trading securities	39	36	29	75	56
Total interest revenue	1,965	1,920	1,553	3,885	2,934
Interest expense
Deposits	432	391	173	823	290
Federal funds purchased and securities sold under repurchase agreements	372	331	158	703	265
Trading liabilities	11	7	7	18	16
Other borrowed funds	20	24	14	44	23
Commercial paper	18	8	21	26	33
Customer payables	69	70	45	139	76
Long-term debt	241	248	219	489	396
Total interest expense	1,163	1,079	637	2,242	1,099
Net interest revenue	802	841	916	1,643	1,835
Provision for credit losses	(8)	7	(3)	(1)	(8)
Net interest revenue after provision for credit losses	$810	$834	$919	$1,644	$1,843

Note 11–Employee benefit plans

The components of net periodic benefit (credit) cost are as follows. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2019			March 31, 2019			June 30, 2018
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$7	$—
Interest cost	45	8	1	44	8	2	42	8	2
Expected return on assets	(84)	(12)	(2)	(84)	(11)	(2)	(85)	(14)	(2)
Other	13	1	—	13	—	(1)	17	6	—
Net periodic benefit (credit) cost	$(26)	$—	$(1)	$(27)	$—	$(1)	$(26)	$7	$—

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2019			June 30, 2018
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$6	$—	$—	$14	$—
Interest cost	89	16	3	85	16	4
Expected return on assets	(168)	(23)	(4)	(170)	(29)	(4)
Other	26	1	(1)	34	12	(1)
Net periodic benefit (credit) cost	$(53)	$—	$(2)	$(51)	$13	$(1)

Note 12–Income taxes

BNY Mellon recorded an income tax provision of $264 million (20.5% effective tax rate) in the second quarter of 2019, $286 million (20.5% effective tax rate) in the second quarter of 2018 and $237 million (19.9% effective tax rate) in the first quarter of 2019.

Our total tax reserves as of June 30, 2019 were $135 million compared with $105 million at March 31, 2019. If these tax reserves were unnecessary, $135 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in the provision for income taxes on the consolidated income statement. Included in the balance sheet at June 30, 2019 is accrued interest, where applicable, of $24 million. The additional tax expense related to interest for the six months ended June 30, 2019 was $6 million, compared with $2 million for the six months ended June 30, 2018.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $56 million as a result of adjustments related to tax years that are still subject to examination.

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

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated balance sheet as of June 30, 2019 and Dec. 31, 2018. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Consolidated investments
	June 30, 2019				Dec. 31, 2018
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$314		$400	$714	$243		$400	$643
Other assets	23		—	23	220		—	220
Total assets	$337	(a)	$400	$737	$463	(b)	$400	$863
Other liabilities	$6		$383	$389	$2		$371	$373
Total liabilities	$6	(a)	$383	$389	$2	(b)	$371	$373
Nonredeemable noncontrolling interests	$166	(a)	$—	$166	$101	(b)	$—	$101

(a)	Includes voting model entities (“VMEs”) with assets of $74 million, liabilities of $4 million and nonredeemable noncontrolling interests of less than $1 million.

(b)	Includes VMEs with assets of $253 million, liabilities of $2 million and nonredeemable noncontrolling interests of less than $1 million.
BNY Mellon has not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2019 and Dec. 31, 2018, the following assets and liabilities related to the VIEs where BNY

Mellon is not the primary beneficiary are included in our consolidated balance sheets and primarily relate to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the table below relates solely to BNY Mellon’s investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs
	June 30, 2019			Dec. 31, 2018
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$214	$—	$214	$214	$—	$214
Other	2,496	500	2,996	2,450	479	2,929

(a)	Includes investments in the Company’s sponsored CLOs.

Note 14–Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at June 30, 2019 and Dec. 31, 2018.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

The table below presents the dividends paid on our preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		2Q19		1Q19		2Q18		YTD19		YTD18
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,022.22	$5	$1,000.00	$5	$1,022.22	$5	$2,022.22	$10	$2,022.22	$10
Series C	4,000		1,300.00	7	1,300.00	8	1,300.00	7	2,600.00	15	2,600.00	15
Series D	100		2,250.00	11	N/A	—	2,250.00	11	2,250.00	11	2,250.00	11
Series E	100		2,475.00	25	N/A	—	2,475.00	25	2,475.00	25	2,475.00	25
Series F	100		N/A	—	2,312.50	23	N/A	—	2,312.50	23	2,312.50	23
Total				$48		$36		$48		$84		$84

(a)	Represents Normal Preferred Capital Securities.
N/A - Not applicable.

For additional information on the preferred stock, see Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Note 15–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2019			March 31, 2019			June 30, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$29	$(19)	$10	$27	$2	$29	$(302)	$(98)	$(400)
Total foreign currency translation	29	(19)	10	27	2	29	(302)	(98)	(400)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	384	(97)	287	322	(83)	239	(103)	39	(64)
Reclassification adjustment (b)	(7)	2	(5)	(1)	—	(1)	(1)	1	—
Net unrealized gain (loss) on assets available-for-sale	377	(95)	282	321	(83)	238	(104)	40	(64)
Defined benefit plans:
Net (loss) gain arising during the period	—	—	—	(11)	2	(9)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	12	(2)	10	13	(3)	10	22	(6)	16
Total defined benefit plans	12	(2)	10	2	(1)	1	22	(6)	16
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	2	(2)	—	6	(4)	2	(17)	3	(14)
Reclassification of net loss (gain) to net income:
FX contracts - other revenue	—	—	—	—	—	—	1	—	1
FX contracts - staff expense	—	—	—	1	2	3	(2)	1	(1)
Total reclassifications to net income (b)	—	—	—	1	2	3	(1)	1	—
Net unrealized gain (loss) on cash flow hedges	2	(2)	—	7	(2)	5	(18)	4	(14)
Total other comprehensive income (loss)	$420	$(118)	$302	$357	$(84)	$273	$(402)	$(60)	$(462)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 18 for additional information.

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

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2019			June 30, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$56	$(17)	$39	$(101)	$(55)	$(156)
Total foreign currency translation	56	(17)	39	(101)	(55)	(156)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	706	(180)	526	(445)	106	(339)
Reclassification adjustment (b)	(8)	2	(6)	48	(11)	37
Net unrealized gain (loss) on assets available-for-sale	698	(178)	520	(397)	95	(302)
Defined benefit plans:
Net gain (loss) arising during the period	(11)	2	(9)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	25	(5)	20	44	(11)	33
Total defined benefit plans	14	(3)	11	44	(11)	33
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	8	(6)	2	(10)	2	(8)
Reclassification of net loss (gain) to net income:
FX contracts - other revenue	—	—	—	(3)	1	(2)
FX contracts - staff expense	1	2	3	(8)	2	(6)
Total reclassifications to net income (b)	1	2	3	(11)	3	(8)
Net unrealized gain (loss) on cash flow hedges	9	(4)	5	(21)	5	(16)
Total other comprehensive income (loss)	$777	$(202)	$575	$(475)	$34	$(441)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 18 for additional information.

(b)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the consolidated income statement. See Note 18 of the Notes to Consolidated Financial Statements for the location of the reclassification adjustment related to cash flow hedges on the consolidated income statement.

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

The following tables present the financial instruments carried at fair value at June 30, 2019 and Dec. 31, 2018, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

Assets measured at fair value on a recurring basis at June 30, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$26,204	$—	$—	$26,204
U.S. Treasury	14,197	—	—	—	14,197
Sovereign debt/sovereign guaranteed	7,818	4,524	—	—	12,342
Agency commercial MBS	—	9,678	—	—	9,678
Supranational	—	3,914	—	—	3,914
CLOs	—	3,649	—	—	3,649
Foreign covered bonds	—	3,398	—	—	3,398
U.S. government agencies	—	2,650	—	—	2,650
Other ABS	—	2,470	—	—	2,470
Non-agency commercial MBS	—	2,005	—	—	2,005
State and political subdivisions	—	1,280	—	—	1,280
Non-agency RMBS (b)	—	1,221	—	—	1,221
Corporate bonds	—	905	—	—	905
Other debt securities	—	1,680	—	—	1,680
Total available-for-sale securities	22,015	63,578	—	—	85,593
Trading assets:
Debt instruments	1,529	2,260	—	—	3,789
Equity instruments (c)	2,011	—	—	—	2,011
Derivative assets not designated as hedging:
Interest rate	14	4,254	—	(2,347)	1,921
Foreign exchange	—	4,083	—	(3,213)	870
Equity and other contracts	—	46	—	(8)	38
Total derivative assets not designated as hedging	14	8,383	—	(5,568)	2,829
Total trading assets	3,554	10,643	—	(5,568)	8,629
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	156	—	—	156
Total derivative assets designated as hedging	—	156	—	—	156
Other assets (d)	94	163	—	—	257
Assets measured at NAV (d)					178
Subtotal assets of operations at fair value	25,663	74,540	—	(5,568)	94,813
Percentage of assets of operations prior to netting	26%	74%	—%
Assets of consolidated investment management funds	305	32	—	—	337
Total assets	$25,968	$74,572	$—	$(5,568)	$95,150
Percentage of total assets prior to netting	26%	74%	—%

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,173	$212	$—	$—	$1,385
Equity instruments	96	—	—	—	96
Derivative liabilities not designated as hedging:
Interest rate	25	3,600	—	(2,637)	988
Foreign exchange	—	3,952	—	(2,660)	1,292
Equity and other contracts	3	4	—	—	7
Total derivative liabilities not designated as hedging	28	7,556	—	(5,297)	2,287
Total trading liabilities	1,297	7,768	—	(5,297)	3,768
Long-term debt (c)	—	383	—	—	383
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	311	—	—	311
Foreign exchange	—	24	—	—	24
Total other liabilities – derivative liabilities designated as hedging	—	335	—	—	335
Subtotal liabilities of operations at fair value	1,297	8,486	—	(5,297)	4,486
Percentage of liabilities of operations prior to netting	13%	87%	—%
Liabilities of consolidated investment management funds	1	5	—	—	6
Total liabilities	$1,298	$8,491	$—	$(5,297)	$4,492
Percentage of total liabilities prior to netting	13%	87%	—%

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

(b)	Includes $753 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$25,308	$—	$—	$25,308
U.S. Treasury	20,076	—	—	—	20,076
Sovereign debt/sovereign guaranteed	6,613	4,137	—	—	10,750
Agency commercial MBS	—	9,691	—	—	9,691
CLOs	—	3,364	—	—	3,364
Supranational	—	2,984	—	—	2,984
Foreign covered bonds	—	2,878	—	—	2,878
State and political subdivisions	—	2,247	—	—	2,247
Other ABS	—	1,773	—	—	1,773
U.S. government agencies	—	1,657	—	—	1,657
Non-agency commercial MBS	—	1,464	—	—	1,464
Non-agency RMBS (b)	—	1,325	—	—	1,325
Corporate bonds	—	1,054	—	—	1,054
Other debt securities	—	1,238	—	—	1,238
Total available-for-sale securities	26,689	59,120	—	—	85,809
Trading assets:
Debt instruments	801	2,594	—	—	3,395
Equity instruments (c)	1,114	—	—	—	1,114
Derivative assets not designated as hedging:
Interest rate	7	3,583	—	(2,202)	1,388
Foreign exchange	—	4,807	—	(3,724)	1,083
Equity and other contracts	9	59	—	(13)	55
Total derivative assets not designated as hedging	16	8,449	—	(5,939)	2,526
Total trading assets	1,931	11,043	—	(5,939)	7,035
Other assets:
Derivative assets designated as hedging:
Interest rate	—	23	—	—	23
Foreign exchange	—	266	—	—	266
Total derivative assets designated as hedging	—	289	—	—	289
Other assets (d)	68	170	—	—	238
Assets measured at NAV (d)					215
Subtotal assets of operations at fair value	28,688	70,622	—	(5,939)	93,586
Percentage of assets of operations prior to netting	29%	71%	—%
Assets of consolidated investment management funds	210	253	—	—	463
Total assets	$28,898	$70,875	$—	$(5,939)	$94,049
Percentage of total assets prior to netting	29%	71%	—%

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,006	$118	$—	$—	$1,124
Equity instruments	75	—	—	—	75
Derivative liabilities not designated as hedging:
Interest rate	12	3,104	—	(2,508)	608
Foreign exchange	—	5,215	—	(3,626)	1,589
Equity and other contracts	1	118	—	(36)	83
Total derivative liabilities not designated as hedging	13	8,437	—	(6,170)	2,280
Total trading liabilities	1,094	8,555	—	(6,170)	3,479
Long-term debt (c)	—	371	—	—	371
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	74	—	—	74
Foreign exchange	—	14	—	—	14
Total other liabilities – derivative liabilities designated as hedging	—	88	—	—	88
Subtotal liabilities of operations at fair value	1,094	9,014	—	(6,170)	3,938
Percentage of liabilities of operations prior to netting	11%	89%	—%
Liabilities of consolidated investment management funds	2	—	—	—	2
Total liabilities	$1,096	$9,014	$—	$(6,170)	$3,940
Percentage of total liabilities prior to netting	11%	89%	—%

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

(b)	Includes $832 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2019						Dec. 31, 2018
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2007-2019	$311		23%	2%	3%	72%	$315		15%	2%	3%	80%
2006	330		—	19	1	80	363		—	19	—	81
2005	356		8	1	8	83	396		9	1	7	83
2004 and earlier	224		16	23	11	50	251		16	24	11	49
Total non-agency RMBS	$1,221		11%	10%	5%	74%	$1,325		9%	11%	5%	75%
Non-agency commercial MBS originated in 2009-2019	$2,005		98%	2%	—%	—%	$1,464		96%	4%	—%	—%
Foreign covered bonds:
Canada	$1,639		100%	—%	—%	—%	$1,524		100%	—%	—%	—%
United Kingdom	798		100	—	—	—	529		100	—	—	—
Australia	414		100	—	—	—	333		100	—	—	—
Sweden	274		100	—	—	—	187		100	—	—	—
Other	273		100	—	—	—	305		100	—	—	—
Total foreign covered bonds	$3,398		100%	—%	—%	—%	$2,878		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,133		100%	—%	—%	—%	$2,153		100%	—%	—%	—%
Germany	2,198		100	—	—	—	1,826		100	—	—	—
France	1,424		100	—	—	—	1,548		100	—	—	—
Spain	1,309		—	2	98	—	1,365		—	—	100	—
Italy	1,302		—	—	100	—	939		—	—	100	—
Netherlands	811		100	—	—	—	875		100	—	—	—
Hong Kong	504		100	—	—	—	450		100	—	—	—
Canada	485		100	—	—	—	378		100	—	—	—
Singapore	443		100	—	—	—	165		100	—	—	—
Ireland	368		—	100	—	—	625		—	100	—	—
Other (d)	365		68	1	—	31	426		75	—	—	25
Total sovereign debt/sovereign guaranteed	$12,342		75%	3%	21%	1%	$10,750		72%	6%	21%	1%

(a)	Represents ratings by S&P or the equivalent.

(b)
At June 30, 2019 and Dec. 31, 2018, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes $753 million at June 30, 2019 and $832 million at Dec. 31, 2018 that were included in the former Grantor Trust.

(d)	Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $113 million at June 30, 2019 and $107 million at Dec. 31, 2018.
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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of June 30, 2019 and Dec. 31, 2018, for which a nonrecurring change in fair value has been recorded in the respective year.

Assets measured at fair value on a nonrecurring basis	June 30, 2019				Dec. 31, 2018
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$58	$4	$62	$—	$64	$4	$68
Other assets (b)	—	63	—	63	—	57	—	57
Total assets at fair value on a nonrecurring basis	$—	$121	$4	$125	$—	$121	$4	$125

(a)
The fair value of these loans decreased less than $1 million in the quarters ended June 30, 2019 and Dec. 31, 2018, based on the fair value of the underlying collateral, as required by guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

(b)	Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2019 and Dec. 31, 2018, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$69,700	$—	$69,700	$69,700
Interest-bearing deposits with banks	—	15,515	—	15,515	15,491
Federal funds sold and securities purchased under resale agreements	—	61,201	—	61,201	61,201
Securities held-to-maturity	5,344	29,351	—	34,695	34,549
Loans (a)	—	51,425	—	51,425	51,025
Other financial assets	5,556	1,316	—	6,872	6,872
Total	$10,900	$228,508	$—	$239,408	$238,838
Liabilities:
Noninterest-bearing deposits	$—	$58,255	$—	$58,255	$58,255
Interest-bearing deposits	—	193,698	—	193,698	194,622
Federal funds purchased and securities sold under repurchase agreements	—	11,757	—	11,757	11,757
Payables to customers and broker-dealers	—	18,946	—	18,946	18,946
Commercial paper	—	8,894	—	8,894	8,894
Borrowings	—	2,283	—	2,283	2,283
Long-term debt	—	28,365	—	28,365	27,820
Total	$—	$322,198	$—	$322,198	$322,577

(a)	Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$67,988	$—	$67,988	$67,988
Interest-bearing deposits with banks	—	14,168	—	14,168	14,148
Federal funds sold and securities purchased under resale agreements	—	46,795	—	46,795	46,795
Securities held-to-maturity	5,512	27,790	—	33,302	33,982
Loans (a)	—	55,142	—	55,142	55,161
Other financial assets	5,864	1,383	—	7,247	7,247
Total	$11,376	$213,266	$—	$224,642	$225,321
Liabilities:
Noninterest-bearing deposits	$—	$70,783	$—	$70,783	$70,783
Interest-bearing deposits	—	165,914	—	165,914	167,995
Federal funds purchased and securities sold under repurchase agreements	—	14,243	—	14,243	14,243
Payables to customers and broker-dealers	—	19,731	—	19,731	19,731
Commercial paper	—	1,939	—	1,939	1,939
Borrowings	—	3,584	—	3,584	3,584
Long-term debt	—	28,347	—	28,347	28,792
Total	$—	$304,541	$—	$304,541	$307,067

(a)	Does not include the leasing portfolio.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge
			Unrealized (a)
(in millions)			Gain	(Loss)
June 30, 2019
Securities available-for-sale (b)	$18,347	$18,283	$—	$(311)
Long-term debt	15,344	15,050	—	—
Dec. 31, 2018
Securities available-for-sale (b)	$19,349	$19,437	$24	$(74)
Long-term debt	16,147	16,600	—	—

(a)
Unrealized gain/loss amounts reflect the fact that certain of the derivatives are cleared and settled through central clearing counterparties where cash collateral received and paid is deemed a settlement of the derivative.

(b)
Includes foreign exchange fair value hedges with carrying values of $145 million and $148 million, notional amounts of $145 million and $147 million and an unrealized gain of less than $1 million and $1 million at June 30, 2019 and Dec. 31, 2018, respectively.

Note 17–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities. The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2019	Dec. 31, 2018
(in millions)
Assets of consolidated investment management funds:
Trading assets	$314	$243
Other assets	23	220
Total assets of consolidated investment management funds	$337	$463
Liabilities of consolidated investment management funds:
Other liabilities	$6	$2
Total liabilities of consolidated investment management funds	$6	$2

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $383 million at June 30, 2019 and $371 million at Dec. 31, 2018. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue (a)
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Long-term debt	$(7)	$(5)	$—	$(12)	$4

(a)	The changes in fair value are approximately offset by an economic hedge included in foreign exchange and other trading revenue.

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

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2019.

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

The available-for-sale securities hedged consist of U.S. Treasury bonds, agency and non-agency commercial MBS, sovereign debt, corporate bonds and covered bonds that had original maturities of 30 years or less at initial purchase. At June 30, 2019, $18.1 billion face amount of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $18.1 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2019, $14.1 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $14.1 billion. In addition, at June 30, 2019, the Company utilized interest rate swaps with notional values of $1.0 billion as cash flow hedges to convert floating rate long-term debt with a par value of $1.0 billion to a fixed interest rate. A pre-tax loss of $2 million was recognized in OCI related to the cash flow hedges at June 30, 2019 and will be reclassified to earnings over the next 12 months.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to Indian rupee, British pound, Hong Kong dollar, Singapore dollar and Polish zloty revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2019, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $272 million (notional), with a pre-tax gain of $8 million recorded in accumulated OCI. This gain will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At June 30, 2019, $145 million face amount of available-for-sale securities were hedged with foreign currency forward contracts that had a notional value of $145 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2019, forward foreign exchange contracts with notional amounts totaling $7.3 billion were designated as net investment hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2019, had a combined U.S. dollar equivalent value of $174 million.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

The following table presents the gains (losses) related to our hedging derivative portfolio recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q19	1Q19	2Q18	YTD19	YTD18
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$(486)	$(383)	$136	$(869)	$533
Hedged item	Interest revenue	480	376	(133)	856	(516)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	300	185	(131)	485	(509)
Hedged item	Interest expense	(298)	(184)	129	(482)	506
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Other revenue	(5)	6	—	1	—
Hedged item	Other revenue	5	(5)	—	—	—
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Other revenue	—	—	(1)	—	3
(Loss) gain reclassified from OCI into income	Staff expense	—	(1)	2	(1)	8
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships (b)		$(4)	$(6)	$2	$(10)	$25

(a)
Includes a de minimis gain in the second quarter of 2019 and a gain of $1 million in the first quarter of 2019 and first six months of 2019 associated with the amortization of the excluded component. At June 30, 2019 and Dec. 31, 2018, the remaining accumulated OCI balance associated with the excluded component was de minimis.

(b)	Includes a (loss) on cash flow hedges of long-term debt of less than $(1) million in the second quarter of 2019, first quarter of 2019 and first six months of 2019.

The following table presents the impact of hedging derivatives used in net investment hedging relationships in the consolidated income statement.

Impact of derivative instruments used in net investment hedging relationships in the income statement
(in millions)	Gain or (loss) recognized in accumulated OCI on derivatives						Gain or (loss) reclassified from accumulated OCI into income
Derivatives in net investment hedging relationships						Location of gain or (loss) reclassified from accumulated OCI into income
	2Q19	1Q19	2Q18	YTD19	YTD18		2Q19	1Q19	2Q18	YTD19	YTD18
FX contracts	$76	$(6)	$429	$70	$271	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
Available-for-sale securities (b)	$18,202	$19,201	$692	$(125)
Long-term debt	$14,344	$16,147	$72	$(453)

(a)
Includes $38 million and $- million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at June 30, 2019 and Dec. 31, 2018, respectively, and $242 million and $284 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2019 and Dec. 31, 2018, respectively.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $145 million at June 30, 2019 and $148 million at Dec. 31, 2018.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at June 30, 2019 and Dec. 31, 2018.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$33,188	$35,890	$—	$23	$311	$74
Foreign exchange contracts	7,693	6,330	156	266	24	14
Total derivatives designated as hedging instruments			$156	$289	$335	$88
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$302,029	$248,534	$4,268	$3,590	$3,625	$3,116
Foreign exchange contracts	850,236	831,730	4,083	4,807	3,952	5,215
Equity contracts	1,573	927	46	68	4	118
Credit contracts	165	150	—	—	3	1
Total derivatives not designated as hedging instruments			$8,397	$8,465	$7,584	$8,450
Total derivatives fair value (d)			$8,553	$8,754	$7,919	$8,538
Effect of master netting agreements (e)			(5,568)	(5,939)	(5,297)	(6,170)
Fair value after effect of master netting agreements			$2,985	$2,815	$2,622	$2,368

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the consolidated balance sheet.

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

(e)
Effect of master netting agreements includes cash collateral received and paid of $836 million and $565 million, respectively, at June 30, 2019, and $809 million and $1,040 million, respectively, at Dec. 31, 2018.

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

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	2Q19	1Q19	2Q18	YTD19	YTD18
Foreign exchange	$150	$160	$171	$310	$354
Other trading revenue	16	10	16	26	42
Total foreign exchange and other trading revenue	$166	$170	$187	$336	$396

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments including fixed income and equity securities and non-foreign exchange derivatives.

We also use derivative financial instruments as risk mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a gain of $5 million in the second quarter of 2019, $2 million in the second quarter of 2018, $18 million in the first quarter of 2019, $23 million in the first six months of 2019 and a loss of $1 million in the first six months of 2018.

We manage trading risk through a system of position limits, a VaR methodology based on historical

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

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

	June 30, 2019	Dec. 31, 2018
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$3,296	$2,877
Collateral posted	$3,443	$2,801

(a)	Before consideration of cash collateral.

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

Potential close-out exposures (fair value) (a)
(in millions)	June 30, 2019	Dec. 31, 2018
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$8	$15
Baa2/BBB	$358	$116
Ba1/BB+	$1,493	$1,041

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.

(b)	Represents rating by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2019 and Dec. 31, 2018, existing collateral arrangements would have required us to post additional collateral of $66 million and $100 million, respectively.

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

Offsetting of derivative assets and financial assets at June 30, 2019
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,963	$2,347		$616	$181	$—	$435
Foreign exchange contracts	3,729	3,213		516	10	—	506
Equity and other contracts	33	8		25	—	—	25
Total derivatives subject to netting arrangements	6,725	5,568		1,157	191	—	966
Total derivatives not subject to netting arrangements	1,828	—		1,828	—	—	1,828
Total derivatives	8,553	5,568		2,985	191	—	2,794
Reverse repurchase agreements	127,691	78,433	(b)	49,258	49,245	—	13
Securities borrowing	11,943	—		11,943	11,618	—	325
Total	$148,187	$84,001		$64,186	$61,054	$—	$3,132

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2019				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,885	$2,637		$1,248	$1,187	$—	$61
Foreign exchange contracts	3,475	2,660		815	139	—	676
Equity and other contracts	4	—		4	—	—	4
Total derivatives subject to netting arrangements	7,364	5,297		2,067	1,326	—	741
Total derivatives not subject to netting arrangements	555	—		555	—	—	555
Total derivatives	7,919	5,297		2,622	1,326	—	1,296
Repurchase agreements	87,308	78,433	(b)	8,875	8,875	—	—
Securities lending	871	—		871	840	—	31
Total	$96,098	$83,730		$12,368	$11,041	$—	$1,327

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2018				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,144	$2,508		$636	$547	$—	$89
Foreign exchange contracts	4,747	3,626		1,121	187	—	934
Equity and other contracts	75	36		39	37	—	2
Total derivatives subject to netting arrangements	7,966	6,170		1,796	771	—	1,025
Total derivatives not subject to netting arrangements	572	—		572	—	—	572
Total derivatives	8,538	6,170		2,368	771	—	1,597
Repurchase agreements	84,665	76,040	(b)	8,625	8,625	—	—
Securities lending	997	—		997	937	—	60
Total	$94,200	$82,210		$11,990	$10,333	$—	$1,657

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2019				Dec. 31, 2018
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$80,367	$—	$—	$80,367	$76,822	$—	$—	$76,822
U.S. government agencies	826	—	—	826	759	—	—	759
Agency RMBS	2,205	—	—	2,205	3,184	—	4	3,188
Corporate bonds	335	—	1,485	1,820	416	—	1,413	1,829
Other debt securities	284	—	931	1,215	271	—	1,106	1,377
Equity securities	241	—	634	875	163	—	527	690
Total	$84,258	$—	$3,050	$87,308	$81,615	$—	$3,050	$84,665
Securities lending:
U.S. government agencies	$30	$—	$—	$30	$7	$—	$—	$7
Other debt securities	200	—	—	200	294	—	—	294
Equity securities	641	—	—	641	696	—	—	696
Total	$871	$—	$—	$871	$997	$—	$—	$997
Total borrowings	$85,129	$—	$3,050	$88,179	$82,612	$—	$3,050	$85,662

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2019	Dec. 31, 2018
(in millions)
Lending commitments	$51,191	$50,631
Standby letters of credit (a)	2,465	2,817
Commercial letters of credit	60	165
Securities lending indemnifications (b)(c)	406,180	401,504

(a)	Net of participations totaling $162 million at June 30, 2019 and $163 million at Dec. 31, 2018.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at June 30, 2019 and $56 billion at Dec. 31, 2018.

(c)	Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $45 billion at June 30, 2019 and $35 billion at Dec. 31, 2018.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.8 billion in less than one year, $18.9 billion in one to five years and $539 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $219 million at June 30, 2019 and $223 million at Dec. 31, 2018. At June 30, 2019, $1.6 billion of the SBLCs will expire within one year and $831 million in one to five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2019	Dec. 31, 2018

Investment grade	90%	89%
Non-investment grade	10%	11%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $60 million at June 30, 2019 and $165 million at Dec. 31, 2018.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $95 million at June 30, 2019 and $106 million at Dec. 31, 2018.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $425 billion at June 30, 2019 and $420 billion at Dec. 31, 2018.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2019 and Dec. 31, 2018, $62 billion and $56 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $66 billion and $59 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on settlement date. At June 30, 2019, we had $275 million of unsettled repurchase agreements and $28.4 billion of unsettled reverse repurchase agreements which all settled the following day.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2019. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2019
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.5	$24.3	$26.8
Asset managers	1.4	6.7	8.1
Banks	6.5	1.0	7.5
Insurance	0.1	2.4	2.5
Government	0.1	0.3	0.4
Other	0.9	0.9	1.8
Total	$11.5	$35.6	$47.1

Commercial portfolio exposure (in billions)	June 30, 2019
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.7	$4.7	$5.4
Services and other	0.7	3.9	4.6
Energy and utilities	0.3	3.8	4.1
Media and telecom	—	1.2	1.2
Total	$1.7	$13.6	$15.3

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

indemnifications is remote. At June 30, 2019 and Dec. 31, 2018, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2019 and Dec. 31, 2018, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $930 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by

92 BNY Mellon

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

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon

Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correiros (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. In addition, the Tribunal de Contas da Uniao, an administrative tribunal, has initiated two proceedings with the purpose of determining liability for losses to two investment funds administered by DTVM in which Postalis was the exclusive investor.

Depositary Receipt Litigation
Between late December 2015 and February 2016, four putative class action lawsuits were filed against BNY Mellon asserting claims relating to BNY Mellon’s foreign exchange pricing when converting dividends and other distributions from non-U.S. companies in its role as depositary bank to Depositary Receipt issuers. The claims are for breach of contract and violations of ERISA. The lawsuits were consolidated in federal court in the Southern District of New York. The parties in the lawsuits entered into settlement agreements to resolve the suits, and the agreements have been approved by the court.

Brazilian Silverado Litigation
DTVM acts as administrator for the Fundo de Investimento em Direitos Creditórios Multisetorial Silverado Maximum (“Silverado Maximum Fund”),

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received preliminary information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. We have not received any tax demand concerning cum/ex trading. In addition, in June 2019, one of these subsidiaries received notice that the District Court of Bonn is considering whether to add the subsidiary as a secondary party in connection with the prosecution of unrelated third parties. We intend to contest the possible addition of the subsidiary to those proceedings, which are scheduled to commence in September. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the second quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

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

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,227	$850	(a)	$41	$3,118	(a)
Net interest revenue (expense)	775	67		(40)	802
Total revenue	3,002	917	(a)	1	3,920	(a)
Provision for credit losses	(4)	(2)		(2)	(8)
Noninterest expense	1,954	654		39	2,647
Income (loss) before taxes	$1,052	$265	(a)	$(36)	$1,281	(a)
Pre-tax operating margin (b)	35%	29%		N/M	33%
Average assets	$264,639	$30,709		$47,036	$342,384

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $6 million, representing $10 million of income and noncontrolling interests of $4 million. Income before taxes is net of noncontrolling interests of $4 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,154	$864	(a)	$30	$3,048	(a)
Net interest revenue (expense)	796	75		(30)	841
Total revenue	2,950	939	(a)	—	3,889	(a)
Provision for credit losses	8	1		(2)	7
Noninterest expense	1,969	669		61	2,699
Income (loss) before taxes	$973	$269	(a)	$(59)	$1,183	(a)
Pre-tax operating margin (b)	33%	29%		N/M	31%
Average assets	$255,891	$31,857		$48,417	$336,165

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

(b)	Noninterest expense includes a loss attributable to noncontrolling interests of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,381	$1,714	(a)	$71	$6,166	(a)
Net interest revenue (expense)	1,571	142		(70)	1,643
Total revenue	5,952	1,856	(a)	1	7,809	(a)
Provision for credit losses	4	(1)		(4)	(1)
Noninterest expense	3,923	1,323		100	5,346
Income (loss) before taxes	$2,025	$534	(a)	$(95)	$2,464	(a)
Pre-tax operating margin (b)	34%	29%		N/M	32%
Average assets	$260,290	$30,926		$48,076	$339,292

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $22 million, representing $36 million of income and noncontrolling interests of $14 million. Income before taxes is net of noncontrolling interests of $14 million.

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
N/M - Not meaningful.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 21–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2019		2018
Transfers from loans to other assets for other real estate owned	$—		$2
Change in assets of consolidated investment management funds	76		303
Change in liabilities of consolidated investment management funds	4		1
Change in nonredeemable noncontrolling interests of consolidated investment management funds	65		264
Securities purchased not settled	1,113		400
Securities matured not settled	10		25
Available-for-sale securities transferred to trading assets	—		963
Held-to-maturity securities transferred to available-for-sale	—		1,087
Premises and equipment/capitalized software funded by financing lease obligations	14		15
Premises and equipment/operating lease obligations	1,272	(a)	—

(a)	Includes $1,244 million related to the adoption of ASU 2016-02, Leases, and $28 million related to new or modified leases.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

98 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, timing of settlement of certain agreements and impact on credit losses, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and investment in technology), targets, opportunities, growth (including those regarding our net interest revenue sensitivity and growth), the replacement of LIBOR and other IBORs and our transition program to alternative reference rates and initiatives.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in “Risk Factors” in our 2018 Annual Report, such as:

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

•
we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative

BNY Mellon 99

Forward-looking Statements (continued)

trends in savings rates or in investment preferences;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table discloses repurchases of our common stock made in the second quarter of 2019. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - second quarter of 2019			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2019
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
April 2019	10,531	$48.69	10,531	$243
May 2019	4,441	49.99	4,441	21
June 2019	361	44.46	361	5
Second quarter of 2019 (a)	15,333	$48.97	15,333	$3,940	(b)

(a)
Includes 59 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $48.96.

(b)	Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2020, including employee benefit plan repurchases.

In June 2018, in connection with the Federal Reserve’s non-objection to our 2018 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $2.4 billion of common stock. The 2018 capital plan began in the third quarter of 2018 and continued through the second quarter of 2019.

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

In June 2019, in connection with the Federal Reserve’s non-objection to our 2019 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $3.94 billion of common stock starting in the third quarter of 2019 and continuing through the second quarter of 2020. This new share repurchase plan replaces all previously authorized share repurchase plans.

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2019. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	*	2019 Form of Performance Share Unit Agreement.	Filed herewith.
10.2	*	2019 Form of Restricted Stock Unit Agreement.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104		The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL.	The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 103

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 7, 2019	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

104 BNY Mellon