Form 10-Q
period 2019-09-30
Bank of New York Mellon Corp
filed 2019-11-07
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019
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

As of Sept. 30, 2019, 922,198,877 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2019 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2019 events	4
Highlights of third quarter 2019 results	5
Fee and other revenue	6
Net interest revenue	9
Noninterest expense	12
Income taxes	12
Review of businesses	13
Critical accounting estimates	20
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	36
Asset/liability management	39
Off-balance sheet arrangements	39
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	40
Recent accounting and regulatory developments	42
Website information	43

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	44
Consolidated Comprehensive Income Statement (unaudited)	46
Consolidated Balance Sheet (unaudited)	47
Consolidated Statement of Cash Flows (unaudited)	48
Consolidated Statement of Changes in Equity (unaudited)	49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,002	$969	$1,075	$2,881	$3,265
Basic earnings per share	$1.07	$1.01	$1.07	$3.02	$3.21
Diluted earnings per share	$1.07	$1.01	$1.06	$3.01	$3.20

Fee and other revenue	$3,128	$3,112	$3,168	$9,272	$9,648
Income from consolidated investment management funds	3	10	10	39	11
Net interest revenue	730	802	891	2,373	2,726
Total revenue	$3,861	$3,924	$4,069	$11,684	$12,385

Return on common equity (annualized)	10.6%	10.4%	11.2%	10.3%	11.6%
Return on tangible common equity (annualized) – Non-GAAP (a)	21.4%	21.2%	23.1%	21.1%	24.1%

Return on average assets (annualized)	1.13%	1.13%	1.28%	1.12%	1.26%

Fee revenue as a percentage of total revenue	81%	79%	78%	79%	78%

Non-U.S. revenue as a percentage of total revenue	37%	36%	37%	36%	37%

Pre-tax operating margin	33%	33%	33%	32%	34%

Net interest margin	0.99%	1.12%	1.27%	1.10%	1.25%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.00%	1.12%	1.28%	1.11%	1.26%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$35.8	$35.5	$34.5	$35.8	$34.5
Assets under management (“AUM”) at period end (in billions) (d)	$1,881	$1,843	$1,828	$1,881	$1,828
Market value of securities on loan at period end (in billions) (e)	$362	$369	$415	$362	$415

Average common shares and equivalents outstanding (in thousands):
Basic	933,264	951,281	999,808	949,035	1,008,967
Diluted	935,677	953,928	1,003,665	951,876	1,013,242

Selected average balances:
Interest-earning assets	$294,154	$287,417	$279,218	$287,964	$291,040
Total assets	$350,679	$342,384	$332,341	$343,129	$345,520
Interest-bearing deposits	$177,401	$167,545	$148,636	$168,339	$152,354
Noninterest-bearing deposits	$49,027	$52,956	$60,677	$52,168	$65,446
Long-term debt	$28,386	$27,681	$28,074	$28,108	$28,275
Preferred stock	$3,542	$3,542	$3,542	$3,542	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,597	$37,487	$38,036	$37,392	$37,795

Other information at period end:
Cash dividends per common share	$0.31	$0.28	$0.28	$0.87	$0.76
Common dividend payout ratio	29%	28%	26%	29%	24%
Common dividend yield (annualized)	2.7%	2.5%	2.2%	2.6%	2.0%
Closing stock price per common share	$45.21	$44.15	$50.99	$45.21	$50.99
Market capitalization	$41,693	$41,619	$50,418	$41,693	$50,418
Book value per common share	$40.75	$40.30	$38.45	$40.75	$38.45
Tangible book value per common share – Non-GAAP (a)	$20.59	$20.45	$19.35	$20.59	$19.35
Full-time employees	48,700	49,100	52,000	48,700	52,000
Common shares outstanding (in thousands)	922,199	942,662	988,777	922,199	988,777

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018
Average liquidity coverage ratio (“LCR”)	117%	117%	118%

Regulatory capital ratios: (f)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	11.1%	11.1%	10.7%
Tier 1 capital ratio	13.2	13.2	12.8
Total capital ratio	14.0	14.0	13.6
Standardized:
CET1 ratio	12.3%	12.4%	11.7%
Tier 1 capital ratio	14.6	14.8	14.1
Total capital ratio	15.6	15.7	15.1

Tier 1 leverage ratio	6.5%	6.8%	6.6%
Supplementary leverage ratio (“SLR”)	6.0	6.3	6.0

BNY Mellon shareholders’ equity to total assets ratio	11.0%	10.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.1	10.0	10.2

(a)
Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of Non-GAAP measures.

(b)	See “Average balances and interest rates” beginning on page 10 for a reconciliation of this Non-GAAP measure.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.4 trillion at Sept. 30, 2019, June 30, 2019 and Sept. 30, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $66 billion at Sept. 30, 2019, $64 billion at June 30, 2019 and $69 billion at Sept. 30, 2018.

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

Key third quarter 2019 events

Todd Gibbons named interim Chief Executive Officer; Joseph Echevarria named Non-Executive Chairman

In September 2019, Todd Gibbons was appointed interim Chief Executive Officer and member of the Board of Directors of the Company. During Todd’s career at BNY Mellon, he has held leadership roles across risk, finance, client management and many of our businesses. Most recently, Todd served as Vice Chairman and CEO of Clearing, Markets and Client Management. Todd also served for nine years as BNY Mellon’s Chief Financial Officer. Joseph Echevarria, a member of BNY Mellon’s Board of Directors since February 2015 and Lead Independent Director, was appointed Non-Executive Chairman of the Board.

Definitive agreement to sell interest in Promontory Interfinancial Network, LLC

In September 2019, MCDI (Holdings) LLC, a wholly-owned subsidiary of BNY Mellon, along with the other holders of Promontory Interfinancial Network, LLC (“PIN”), entered into a definitive agreement to sell their interests in PIN. The

4 BNY Mellon

transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions. Upon the closing of the transaction, BNY Mellon expects an after tax gain of approximately $600 million.

Highlights of third quarter 2019 results

Net income applicable to common shareholders was $1.0 billion, or $1.07 per diluted common share, in the third quarter of 2019. Net income applicable to common shareholders was $1.08 billion, or $1.06 per diluted common share, in the third quarter of 2018. The highlights below are based on the third quarter of 2019 compared with the third quarter of 2018, unless otherwise noted.

•	Total revenue of $3.9 billion decreased 5%, primarily reflecting:

•
Fee revenue decreased 1%, primarily reflecting the cumulative AUM outflows since the third quarter of 2018, lower performance fees and the unfavorable impact of a stronger U.S. dollar, partially offset by higher fees in Issuer Services and Clearance and Collateral Management and higher client assets and volumes in Pershing. (See “Fee and other revenue” beginning on page 6.)

•
Net interest revenue decreased 18%, primarily reflecting a lease-related impairment of $70 million, higher interest-bearing deposit and funding costs and lower noninterest-bearing deposit balances, partially offset by the benefit of higher rates earned on interest-earning assets. The lease-related impairment decreased net interest revenue 8%. (See “Net interest revenue” on page 9.)

•	Provision for credit losses was a credit of $16 million, due in part from the sale of the loans related to a California utility company that had filed for bankruptcy.

•
Noninterest expense of $2.6 billion decreased 5%. Nearly all of the decrease was driven by a reduction of previously established reserves for tax-related exposure of certain investment management funds that we manage, net of staff expense, and lower litigation expense. The remaining slight decrease primarily reflects the continued investments in technology, which were more than offset by lower other expenses and the favorable impact of a stronger U.S. dollar. (See “Noninterest expense” on page 12.)

•
Effective tax rate of 19.1% compared with 16.5% in the third quarter of 2018, which was impacted by adjustments to the provisional estimates for U.S. tax legislation and other changes. (See “Income taxes” on page 12.)

Capital and liquidity

•
CET1 ratio under the Advanced Approaches was 11.1% at Sept. 30, 2019 and 11.1% at June 30, 2019, reflecting capital deployed through common stock repurchases and dividend payments, offset by capital generated through earnings and lower risk-weighted assets (“RWA”). (See “Capital” beginning on page 33.)

•	Repurchased 21.3 million common shares for $981 million and paid $294 million in dividends to common shareholders in the third quarter of 2019.

Highlights of our principal businesses

Investment Services

•	Total revenue decreased slightly.

•	Income before income taxes increased 7%, driven by lower litigation expense.

•	AUC/A of $35.8 trillion, increased 4%, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.

Investment Management

•	Total revenue decreased 12%.

•	Income before income taxes decreased 5%, having benefited from the net reduction of reserves for tax-related exposure of certain investment management funds.

•
AUM of $1.9 trillion increased 3%, primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

See “Review of businesses” and Note 20 of the Notes to Consolidated Financial Statements for additional information on our businesses.

BNY Mellon 5

Fee and other revenue

Fee and other revenue								YTD19
				3Q19 vs.				vs.
(dollars in millions, unless otherwise noted)	3Q19	2Q19	3Q18	2Q19	3Q18	YTD19	YTD18	YTD18
Investment services fees:
Asset servicing fees (a)	$1,152	$1,141	$1,157	1%	—%	$3,415	$3,482	(2)%
Clearing services fees (b)	419	410	393	2	7	1,227	1,218	1
Issuer services fees	324	291	287	11	13	866	813	7
Treasury services fees	140	140	137	—	2	412	415	(1)
Total investment services fees (b)	2,035	1,982	1,974	3	3	5,920	5,928	—
Investment management and performance fees (b)	832	833	912	—	(9)	2,506	2,763	(9)
Foreign exchange and other trading revenue	150	166	155	(10)	(3)	486	551	(12)
Financing-related fees	49	50	52	(2)	(6)	150	157	(4)
Distribution and servicing	33	31	34	6	(3)	95	104	(9)
Investment and other income	30	43	41	N/M	N/M	108	193	N/M
Total fee revenue	3,129	3,105	3,168	1	(1)	9,265	9,696	(4)
Net securities (losses) gains	(1)	7	—	N/M	N/M	7	(48)	N/M
Total fee and other revenue	$3,128	$3,112	$3,168	1%	(1)%	$9,272	$9,648	(4)%

Fee revenue as a percentage of total revenue	81%	79%	78%			79%	78%

AUC/A at period end (in trillions) (c)	$35.8	$35.5	$34.5	1%	4%	$35.8	$34.5	4%
AUM at period end (in billions) (d)	$1,881	$1,843	$1,828	2%	3%	$1,881	$1,828	3%

(a)
Asset servicing fees include securities lending revenue of $43 million in the third quarter of 2019, $44 million in the second quarter of 2019, $58 million in the third quarter of 2018, $135 million in the first nine months of 2019 and $173 million in the first nine months of 2018.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2019, June 30, 2019 and Sept. 30, 2018.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M - Not meaningful.

Fee and other revenue decreased 1% compared with the third quarter of 2018 and increased 1% compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects lower investment management and performance fees and investment and other income, partially offset by higher issuer services and clearing services fees. The increase compared with the second quarter of 2019 primarily reflects higher issuer services fees, partially offset by lower foreign exchange and other trading revenue.

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2018 and the second quarter of 2019:

•
Asset servicing fees decreased slightly compared with the third quarter of 2018 and increased 1% compared with the second quarter of 2019. The slight decrease compared with the third quarter of 2018 primarily reflects lower client activity, securities lending revenue and the unfavorable impact of a stronger U.S. dollar, partially offset by growth in clearance volumes and collateral management from new business. The increase compared with the second quarter of 2019 primarily reflects growth in clearance volumes and collateral management from new business.

•	Clearing services fees increased 7% compared with the third quarter of 2018 and 2% compared with the second quarter of 2019, primarily reflecting growth in client assets and accounts.

•
Issuer services fees increased 13% compared with the third quarter of 2018 and 11% compared with the second quarter of 2019, primarily reflecting higher Depositary Receipts revenue. The increase compared with the third quarter of 2018 also reflects higher volumes in Corporate Trust.

•
Treasury services fees increased 2% compared with the third quarter of 2018 and were unchanged compared with the second quarter of 2019. The increase compared with the third quarter of 2018 primarily reflects higher payment volumes.

6 BNY Mellon

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 9% compared with the third quarter of 2018 and were essentially unchanged compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects the impact of cumulative AUM outflows since the third quarter of 2018, lower performance fees and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), partially offset by higher market values. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 7% compared with the third quarter of 2018. Performance fees were $2 million in the third quarter of 2019, $30 million in the third quarter of 2018 and $2 million in the second quarter of 2019.

AUM was $1.9 trillion at Sept. 30, 2019, an increase of 3% compared with Sept. 30, 2018, primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Foreign exchange	$129	$150	$150	$439	$504
Other trading revenue	21	16	5	47	47
Total foreign exchange and other trading revenue	$150	$166	$155	$486	$551

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility and the impact of foreign currency hedging activities. In the third quarter of 2019, foreign exchange revenue totaled $129 million, a decrease of 14% compared with the third quarter of 2018 and second quarter of 2019. Both decreases primarily reflect the impact of foreign currency hedging activities and lower volumes. The decrease compared with the third quarter of 2018 also reflects lower volatility. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment Management business and the Other segment.

Other trading revenue totaled $21 million in the third quarter of 2019 compared with $5 million in the third quarter of 2018. The increase primarily reflects derivative and fixed income trading gains, partially offset by the impact of Investment Management hedging activities. Other trading revenue is reported in all three business segments.

BNY Mellon 7

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Corporate/bank-owned life insurance	$33	$32	$36	$95	$103
Expense reimbursements from joint venture	21	19	17	59	52
Seed capital gains (a)	—	8	8	10	11
Asset-related gains	2	1	7	4	68
Other (loss)	(26)	(17)	(27)	(60)	(41)
Total investment and other income	$30	$43	$41	$108	$193

(a)	Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

Investment and other income decreased compared with the third quarter of 2018 and the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects lower seed capital gains and asset-related gains. The decrease compared with the second quarter of 2019 primarily reflects lower other income and seed capital gains.

Year-to-date 2019 compared with year-to-date 2018

Fee and other revenue decreased 4% compared with the first nine months of 2018, primarily reflecting lower investment management and performance fees, investment and other income, asset servicing fees and foreign exchange and other trading revenue, partially offset by securities losses recorded in the first nine months of 2018 and an increase in issuer services fees. The 9% decrease in investment management and performance fees primarily reflects the impact of cumulative AUM outflows, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and lower performance fees, partially offset by higher market values. The decrease in investment and other income primarily reflects lower asset-related gains, which included the gain on the sale of CenterSquare and gains on equity investments both recorded in the first quarter of 2018. The 2% decrease in asset servicing fees primarily reflects lower client activity, the unfavorable impact of a stronger U.S. dollar and lower securities lending revenue, partially offset by growth in clearance volumes and collateral management and higher equity markets. The 12% decrease in foreign exchange and other trading revenue primarily reflects lower volumes and volatility and the impact of Investment Management hedging activities, partially offset by derivative and fixed income trading gains and the impact of foreign currency hedging activities. Net securities losses in the first nine months of 2018 were driven by sales of debt securities. The 7% increase in issuer services fees primarily reflects higher fees in Depositary Receipts and volumes in Corporate Trust.

8 BNY Mellon

Net interest revenue

Net interest revenue										YTD19
				3Q19 vs.						vs.
(dollars in millions)	3Q19	2Q19	3Q18	2Q19		3Q18		YTD19	YTD18	YTD18
Net interest revenue	$730	$802	$891	(9)%		(18)%		$2,373	$2,726	(13)%
Add: Tax equivalent adjustment	3	4	5	N/M		N/M		11	16	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$733	$806	$896	(9)%		(18)%		$2,384	$2,742	(13)%

Average interest-earning assets	$294,154	$287,417	$279,218	2%		5%		$287,964	$291,040	(1)%

Net interest margin	0.99%	1.12%	1.27%	(13	) bps	(28	) bps	1.10%	1.25%	(15	) bps
Net interest margin (FTE) – Non-GAAP (a)	1.00%	1.12%	1.28%	(12	) bps	(28	) bps	1.11%	1.26%	(15	) bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

N/M - Not meaningful.
bps - basis points.

Net interest revenue decreased 18% compared with the third quarter of 2018 and 9% compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects the lease-related impairment of $70 million, higher interest-bearing deposit and funding costs and lower noninterest-bearing deposit balances, partially offset by the benefit of higher rates earned on interest-earning assets. The lease-related impairment decreased net interest revenue 8% compared with the third quarter of 2018. The decrease compared with the second quarter of 2019 was primarily driven by the lease-related impairment. Lower deposit and funding costs and the impact of hedging were largely offset by the impact of lower rates on interest-earning assets. The impact of hedging activities is offset in foreign exchange and other trading revenue.

Net interest margin decreased 28 basis points compared with the third quarter of 2018 and 13 basis points compared with the second quarter of 2019. The lease-related impairment decreased the net interest margin for the third quarter of 2019 by 10 basis points. The remaining decrease compared with the third quarter of 2018 primarily reflects higher deposit rates and interest-earning assets, partially offset by higher asset yields.

Average non-U.S. dollar deposits comprised approximately 30% of our average total deposits in the third quarter of 2019. Approximately 40% of the average non-U.S. dollar deposits in the third quarter of 2019 were euro-denominated.

Net interest revenue in future quarters will depend on the level and mix of client deposits, deposit rates, as well as the level and shape of the yield curve, which may result in lower yields on interest-earning assets.

Year-to-date 2019 compared with year-to-date 2018

Net interest revenue decreased 13% compared with the first nine months of 2018, primarily driven by higher yields on interest-earning assets, which were more than offset by the higher deposit and funding costs, lower noninterest-bearing deposits and loan balances, the lease-related impairment and the impact of hedging activities. The impact of hedging activities is offset in foreign exchange and other trading revenue. The decrease in the net interest margin primarily reflects higher deposit rates and the lease-related impairment, partially offset by higher asset yields.

BNY Mellon 9

Average balances and interest rates	Quarter ended
	Sept. 30, 2019				June 30, 2019			Sept. 30, 2018
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates		Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$60,030	$102	0.67%		$61,756	$113	0.72%	$61,216	$125	0.80%
Interest-bearing deposits with banks (primarily foreign banks)	15,324	73	1.89		13,666	64	1.87	14,691	59	1.58
Federal funds sold and securities purchased under resale agreements (a)	40,816	660	6.42		38,038	568	5.99	26,738	281	4.18
Margin loans	10,303	104	4.02		10,920	119	4.36	13,738	129	3.74
Non-margin loans:
Domestic offices	29,285	202	2.75	(b)	29,492	284	3.86	28,628	258	3.59
Foreign offices	11,247	85	2.97		9,961	81	3.29	11,441	86	2.98
Total non-margin loans	40,532	287	2.81	(b)	39,453	365	3.71	40,069	344	3.42
Securities:
U.S. government obligations	19,315	103	2.11		18,870	103	2.19	24,423	129	2.09
U.S. government agency obligations	67,235	418	2.49		66,445	428	2.58	64,612	384	2.40
State and political subdivisions (c)	1,217	9	3.05		1,735	13	2.89	2,453	18	2.77
Other securities (c)	33,729	148	1.75		30,770	157	2.04	27,017	138	1.98
Trading securities (c)	5,653	41	2.80		5,764	39	2.72	4,261	32	3.05
Total securities (c)	127,149	719	2.25		123,584	740	2.40	122,766	701	2.28
Total interest-earning assets (c)	$294,154	$1,945	2.63%	(b)	$287,417	$1,969	2.74%	$279,218	$1,639	2.33%
Noninterest-earnings assets	56,525				54,967			53,123
Total assets	$350,679				$342,384			$332,341
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$82,663	$267	1.28%		$74,180	$251	1.36%	$57,942	$142	0.97%
Foreign offices	94,738	170	0.71		93,365	181	0.78	90,694	95	0.42
Total interest-bearing deposits	177,401	437	0.98		167,545	432	1.04	148,636	237	0.63
Federal funds purchased and securities sold under repurchase agreements (a)	13,432	443	13.08		11,809	372	12.64	14,199	190	5.33
Trading liabilities	1,371	8	2.33		1,735	11	2.47	1,150	7	2.32
Other borrowed funds	1,148	10	3.24		2,455	20	3.36	2,747	16	2.33
Commercial paper	3,796	22	2.26		2,957	18	2.43	3,102	16	2.10
Payables to customers and broker-dealers	15,440	59	1.52		15,666	69	1.76	16,252	51	1.23
Long-term debt	28,386	233	3.24		27,681	241	3.45	28,074	226	3.17
Total interest-bearing liabilities	$240,974	$1,212	1.99%		$229,848	$1,163	2.03%	$214,160	$743	1.37%
Total noninterest-bearing deposits	49,027				52,956			60,677
Other noninterest-bearing liabilities	19,280				18,362			15,660
Total liabilities	309,281				301,166			290,497
Temporary equity
Redeemable noncontrolling interests	64				53			193
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	41,139				41,029			41,578
Noncontrolling interests	195				136			73
Total permanent equity	41,334				41,165			41,651
Total liabilities, temporary equity and permanent equity	$350,679				$342,384			$332,341
Net interest revenue (FTE) – Non-GAAP		$733				$806			$896
Net interest margin (FTE) – Non-GAAP			1.00%	(b)			1.12%			1.28%
Less: Tax equivalent adjustment (c)		3				4			5
Net interest revenue – GAAP		$730				$802			$891
Net interest margin – GAAP			0.99%	(b)			1.12%			1.27%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $68 billion for the third quarter of 2019, $51 billion for the second quarter of 2019 and $26 billion for the third quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.42% for the third quarter of 2019, 2.57% for the second quarter of 2019 and 2.12% for the third quarter of 2018.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.17% for the third quarter of 2019, 2.39% for the second quarter of 2019 and 1.88% for the third quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)
Includes the impact of the lease-related impairment of $70 million. On a Non-GAAP basis, excluding the lease-related impairment, the yield on non-margin loans in domestic offices would have been 3.70%, the yield on total non-margin loans would have been 3.50%, the yield on total interest-earning assets would have been 2.72% and the net interest margin and the net interest margin (FTE) – Non-GAAP would have been 1.09%. We believe providing the rates excluding the lease-related impairment is useful to investors as it is more reflective of the actual rates earned.

(c)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%.

10 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2019				Sept. 30, 2018
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates		Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$61,777	$354	0.75%		$69,921	$387	0.73%
Interest-bearing deposits with banks (primarily foreign banks)	14,288	200	1.87		14,766	157	1.42
Federal funds sold and securities purchased under resale agreements (a)	35,984	1,702	6.32		27,560	681	3.31
Margin loans	11,289	358	4.25		14,743	372	3.38
Non-margin loans:
Domestic offices	28,989	755	3.48	(b)	29,664	743	3.35
Foreign offices	10,576	252	3.18		12,068	251	2.78
Total non-margin loans	39,565	1,007	3.40	(b)	41,732	994	3.18
Securities:
U.S. government obligations	20,578	335	2.17		23,698	354	2.00
U.S. government agency obligations	66,191	1,273	2.56		63,702	1,108	2.32
State and political subdivisions (c)	1,716	37	2.86		2,667	55	2.71
Other securities (c)	31,068	456	1.96		28,175	387	1.83
Trading securities (c)	5,508	116	2.80		4,076	89	2.92
Total securities (c)	125,061	2,217	2.37		122,318	1,993	2.17
Total interest-earning assets (c)	$287,964	$5,838	2.71%	(b)	$291,040	$4,584	2.10%
Noninterest-earnings assets	55,165				54,480
Total assets	$343,129				$345,520
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$75,846	$742	1.31%		$54,608	$318	0.78%
Foreign offices	92,493	518	0.75		97,746	209	0.29
Total interest-bearing deposits	168,339	1,260	1.00		152,354	527	0.46
Federal funds purchased and securities sold under repurchase agreements (a)	12,393	1,146	12.36		17,085	455	3.56
Trading liabilities	1,470	26	2.36		1,304	23	2.33
Other borrowed funds	2,295	54	3.11		2,424	39	2.16
Commercial paper	2,718	48	2.35		3,367	49	1.96
Payables to customers and broker-dealers	15,736	198	1.68		16,564	127	1.02
Long-term debt	28,108	722	3.40		28,275	622	2.90
Total interest-bearing liabilities	$231,059	$3,454	1.99%		$221,373	$1,842	1.11%
Total noninterest-bearing deposits	52,168				65,446
Other noninterest-bearing liabilities	18,760				17,019
Total liabilities	301,987				303,838
Temporary equity
Redeemable noncontrolling interests	65				190
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	40,934				41,337
Noncontrolling interests	143				155
Total permanent equity	41,077				41,492
Total liabilities, temporary equity and permanent equity	$343,129				$345,520
Net interest revenue (FTE) – Non-GAAP		$2,384				$2,742
Net interest margin (FTE) – Non-GAAP			1.11%	(b)			1.26%
Less: Tax equivalent adjustment (b)		11				16
Net interest revenue – GAAP		$2,373				$2,726
Net interest margin – GAAP			1.10%	(b)			1.25%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $54 billion for the first nine months of 2019 and $19 billion for the first nine months of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.52% for the first nine months of 2019 and 1.94% for the first nine months of 2018.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.30% for the first nine months of 2019 and 1.67% for the first nine months of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)
Includes the impact of the lease-related impairment of $70 million. On a Non-GAAP basis, excluding the lease-related impairment, the yield on non-margin loans in domestic offices would have been 3.80%, the yield on total non-margin loans would have been 3.64%, the yield on total interest-earning assets would have been 2.74%, the net interest margin would have been 1.13% and the net interest margin (FTE) – Non-GAAP would have been 1.14%. We believe providing the rates excluding the lease-related impairment is useful to investors as it is more reflective of the actual rates earned.

(c)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%.

BNY Mellon 11

Noninterest expense

Noninterest expense								YTD19
				3Q19 vs.				vs.
(dollars in millions)	3Q19	2Q19	3Q18	2Q19	3Q18	YTD19	YTD18	YTD18
Staff	$1,479	$1,421	$1,478	4%	—%	$4,424	$4,543	(3)%
Professional, legal and other purchased services	316	337	332	(6)	(5)	978	951	3
Software and equipment	309	304	262	2	18	896	762	18
Net occupancy	138	138	139	—	(1)	413	434	(5)
Sub-custodian and clearing	111	115	106	(3)	5	331	335	(1)
Distribution and servicing	97	94	99	3	(2)	282	311	(9)
Business development	47	56	51	(16)	(8)	148	164	(10)
Bank assessment charges	31	31	49	—	(37)	93	148	(37)
Amortization of intangible assets	30	30	48	—	(38)	89	145	(39)
Other	32	121	174	(74)	(82)	282	431	(35)
Total noninterest expense	$2,590	$2,647	$2,738	(2)%	(5)%	$7,936	$8,224	(4)%

Full-time employees at period end	48,700	49,100	52,000	(1)%	(6)%

Total noninterest expense decreased 5% compared with the third quarter of 2018 and 2% compared with the second quarter of 2019. Both decreases primarily reflect a reduction of previously established reserves for tax-related exposure of certain investment management funds that we manage, net of staff expense. The decrease compared with the third quarter of 2018 also reflects lower litigation and other expenses and the favorable impact of a stronger U.S. dollar, partially offset by continued investments in technology. The investments in technology are included in staff, professional, legal and other purchased services, and software and equipment expenses. The decrease compared with the second quarter of 2019 also reflects lower professional, legal and other purchased services expense, partially offset by higher staff expense.

Our investments in technology infrastructure and platforms are expected to continue at recent levels. As a result, we expect to incur higher technology-related expenses in 2019 than in 2018. This increase is expected to be mostly offset by decreases in other expenses as we continue to manage overall expenses.

As we continue to streamline and optimize the Company, we may take the opportunity to accelerate actions, including severance (recorded in noninterest expense) and a small repositioning of the securities portfolio (recorded in fee and other revenue), which could result in lower pre-tax earnings in the fourth quarter in the range of $100 million to $200 million.

Year-to-date 2019 compared with year-to-date 2018

Noninterest expense decreased 4% compared with the first nine months of 2018. The decrease primarily reflects the favorable impact of a stronger U.S. dollar, lower staff expense, a reduction of previously established reserves for tax-related exposure of certain investment management funds that we manage and decreases in most other expense categories, partially offset by continued investments in technology.

Income taxes

The provision for income tax was $246 million (19.1% effective tax rate) in the third quarter of 2019, $220 million (16.5% effective tax rate) in the third quarter of 2018 and $264 million (20.5% effective tax rate) in the second quarter of 2019. The effective rate for the third quarter of 2018 was impacted by adjustments to the provisional estimates for U.S. tax legislation and other changes. For additional information, see Note 12 of the Notes to Consolidated Financial Statements.

12 BNY Mellon

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the third quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

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

BNY Mellon 13

Investment Services business

										YTD19
(dollars in millions, unless otherwise noted)						3Q19 vs.				vs.
	3Q19	2Q19	1Q19	4Q18	3Q18	2Q19	3Q18	YTD19	YTD18	YTD18
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,132	$1,120	$1,103	$1,106	$1,136	1%	—%	$3,355	$3,414	(2)%
Clearing services fees (b)	419	411	398	398	393	2	7	1,228	1,217	1
Issuer services fees	324	291	251	286	288	11	13	866	813	7
Treasury services fees	139	140	132	139	136	(1)	2	411	414	(1)
Total investment services fees (b)	2,014	1,962	1,884	1,929	1,953	3	3	5,860	5,858	—
Foreign exchange and other trading revenue	160	153	157	163	161	5	(1)	470	502	(6)
Other (b)(c)	117	112	113	121	116	4	1	342	353	(3)
Total fee and other revenue	2,291	2,227	2,154	2,213	2,230	3	3	6,672	6,713	(1)
Net interest revenue	753	775	796	827	827	(3)	(9)	2,324	2,545	(9)
Total revenue	3,044	3,002	2,950	3,040	3,057	1	—	8,996	9,258	(3)
Provision for credit losses	(15)	(4)	8	6	1	N/M	N/M	(11)	(5)	N/M
Noninterest expense (excluding amortization of intangible assets)	1,944	1,934	1,949	2,090	1,995	1	(3)	5,827	5,839	—
Amortization of intangible assets	21	20	20	22	35	5	(40)	61	107	(43)
Total noninterest expense	1,965	1,954	1,969	2,112	2,030	1	(3)	5,888	5,946	(1)
Income before income taxes	$1,094	$1,052	$973	$922	$1,026	4%	7%	$3,119	$3,317	(6)%

Pre-tax operating margin	36%	35%	33%	30%	34%			35%	36%

Securities lending revenue	$39	$40	$44	$43	$52	(3)%	(25)%	$123	$155	(21)%

Total revenue by line of business:
Asset Servicing	$1,405	$1,391	$1,407	$1,435	$1,458	1%	(4)%	$4,203	$4,497	(7)%
Pershing	568	564	554	558	558	1	2	1,686	1,697	(1)
Issuer Services	466	446	396	441	453	4	3	1,308	1,302	—
Treasury Services	312	317	317	328	324	(2)	(4)	946	974	(3)
Clearance and Collateral Management	293	284	276	278	264	3	11	853	788	8
Total revenue by line of business	$3,044	$3,002	$2,950	$3,040	$3,057	1%	—%	$8,996	$9,258	(3)%

Metrics:
Average loans	$32,758	$32,287	$33,171	$35,540	$35,044	1%	(7)%	$32,737	$37,400	(12)%
Average deposits	$208,044	$201,146	$195,082	$203,416	$192,741	3%	8%	$201,472	$203,233	(1)%

AUC/A at period end (in trillions) (d)	$35.8	$35.5	$34.5	$33.1	$34.5	1%	4%
Market value of securities on loan at period end (in billions) (e)	$362	$369	$377	$373	$415	(2)%	(13)%

Pershing:
Average active clearing accounts (U.S. platform) (in thousands)	6,283	6,254	6,169	6,125	6,108	—%	3%
Average long-term mutual fund assets (U.S. platform)	$547,522	$532,384	$507,606	$489,491	$527,336	3%	4%
Average investor margin loans (U.S. platform)	$9,222	$9,440	$10,093	$10,921	$10,696	(2)%	(14)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,550	$3,400	$3,266	$3,181	$2,995	4%	19%

(a)	Asset servicing fees include the fees from the Clearance and Collateral Management business.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)	Other revenue includes investment management and performance fees, financing-related fees, distribution and servicing revenue and investment and other income.

(d)	Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2019 and June 30, 2019, $1.3 trillion at March 31, 2019, $1.2 trillion at Dec. 31, 2018 and $1.4 trillion at Sept. 30, 2018.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $66 billion at Sept. 30, 2019, $64 billion at June 30, 2019, $62 billion at March 31, 2019, $58 billion at Dec. 31, 2018 and $69 billion at Sept. 30, 2018.

N/M - Not meaningful.

14 BNY Mellon

Business description

BNY Mellon Investment Services provides business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. Our lines of business include: Asset Servicing, Pershing, Issuer Services, Treasury Services and Clearance and Collateral Management.

We are one of the leading global investment services providers with $35.8 trillion of AUC/A at Sept. 30, 2019.

•	We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance.

•	We are a leading provider of tri-party collateral management services with an average of $3.6 trillion serviced globally including approximately $2.6 trillion of the U.S. tri-party repo market.

•	Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.0 trillion in 34 separate markets.

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

Our Treasury Services business provides global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

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

Review of financial results

AUC/A increased 4% compared with Sept. 30, 2018 to $35.8 trillion, primarily reflecting higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 34% equity securities and 66% fixed-income securities at Sept. 30, 2019 and 37% equity securities and 63% fixed-income securities at Sept. 30, 2018.

Total revenue of $3.0 billion decreased slightly compared with the third quarter of 2018 and increased 1% compared with the second quarter of 2019. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion decreased 4% compared with the third quarter of 2018 and increased 1% compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects lower client activity, securities lending revenue and net interest revenue and the unfavorable impact of a stronger U.S. dollar. The increase compared with the second quarter of

BNY Mellon 15

2019 primarily reflects higher foreign exchange and other trading revenue.

Pershing revenue of $568 million increased 2% compared with the third quarter of 2018 and 1% compared with the second quarter of 2019. Both increases primarily reflect growth in client assets and accounts. The increase compared with the third quarter of 2018 was partially offset by lower net interest revenue.

Issuer Services revenue of $466 million increased 3% compared with the third quarter of 2018 and 4% compared with the second quarter of 2019. Both increases primarily reflect higher Depositary Receipts revenue, partially offset by lower net interest revenue in Corporate Trust. The increase compared with the third quarter of 2018 also reflects higher volumes in Corporate Trust.

Treasury Services revenue of $312 million decreased 4% compared with the third quarter of 2018 and 2% compared with the second quarter of 2019. The decreases primarily reflect lower net interest revenue.

Clearance and Collateral Management revenue of $293 million increased 11% compared with the third quarter of 2018 and 3% compared with the second quarter of 2019. Both increases primarily reflect growth in clearance volumes and collateral management from new business. The increase compared with the third quarter of 2018 was partially offset by lower net interest revenue.

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

Noninterest expense of $2.0 billion decreased 3% compared with the third quarter of 2018 and increased 1% compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 was primarily driven by lower litigation and staff expenses. The increase compared with the second quarter of 2019 primarily reflects higher staff expense.

Year-to-date 2019 compared with year-to-date 2018

Total revenue of $9.0 billion decreased 3% compared with the first nine months of 2018. Asset Servicing revenue of $4.2 billion decreased 7%, primarily reflecting lower net interest revenue, client activity and foreign exchange and other trading and securities lending revenue and the unfavorable impact of a stronger U.S. dollar. Pershing revenue of $1.7 billion decreased 1%, primarily reflecting previously disclosed lost business and lower net interest revenue, partially offset by growth in client assets and accounts. Issuer Services revenue of $1.3 billion increased slightly, primarily reflecting higher volumes in Corporate Trust and higher Depositary Receipts revenue, partially offset by lower net interest revenue in Corporate Trust. Treasury Services revenue of $946 million decreased 3%, primarily reflecting lower net interest revenue. Clearance and Collateral Management revenue of $853 million increased 8%, primarily reflecting growth in collateral management and clearance volumes, partially offset by lower net interest revenue.

Noninterest expense of $5.9 billion decreased 1% compared with the first nine months of 2018 primarily reflecting lower staff and litigation expenses, lower bank assessment charges and the favorable impact of a stronger U.S. dollar, partially offset by higher investments in technology.

16 BNY Mellon

Investment Management business

										YTD19
						3Q19 vs.				vs.
(dollars in millions)	3Q19	2Q19	1Q19	4Q18	3Q18	2Q19	3Q18	YTD19	YTD18	YTD18
Revenue:
Investment management fees (a)	$826	$827	$806	$826	$879	—%	(6)%	$2,459	$2,662	(8)%
Performance fees	2	2	31	54	30	N/M	(93)	35	90	(61)
Investment management and performance fees (b)	828	829	837	880	909	—	(9)	2,494	2,752	(9)
Distribution and servicing	45	44	45	45	47	2	(4)	134	145	(8)
Other (a)	(40)	(23)	(18)	(35)	(18)	N/M	N/M	(81)	(6)	N/M
Total fee and other revenue (a)	833	850	864	890	938	(2)	(11)	2,547	2,891	(12)
Net interest revenue	57	67	75	73	77	(15)	(26)	199	230	(13)
Total revenue	890	917	939	963	1,015	(3)	(12)	2,746	3,121	(12)
Provision for credit losses	—	(2)	1	1	(2)	N/M	N/M	(1)	2	N/M
Noninterest expense (excluding amortization of intangible assets)	580	645	660	702	688	(10)	(16)	1,885	2,065	(9)
Amortization of intangible assets	10	9	9	13	13	11	(23)	28	38	(26)
Total noninterest expense	590	654	669	715	701	(10)	(16)	1,913	2,103	(9)
Income before income taxes	$300	$265	$269	$247	$316	13%	(5)%	$834	$1,016	(18)%

Pre-tax operating margin	34%	29%	29%	26%	31%			30%	33%
Adjusted pre-tax operating margin – Non-GAAP (c)	38%	32%	32%	29%	35%			34%	36%

Total revenue by line of business:
Asset Management	$605	$618	$637	$660	$704	(2)%	(14)%	$1,860	$2,176	(15)%
Wealth Management	285	299	302	303	311	(5)	(8)	886	945	(6)
Total revenue by line of business	$890	$917	$939	$963	$1,015	(3)%	(12)%	$2,746	$3,121	(12)%

Average balances:
Average loans	$16,260	$16,322	$16,403	$16,485	$16,763	—%	(3)%	$16,328	$16,871	(3)%
Average deposits	$14,083	$14,615	$15,815	$14,893	$14,634	(4)%	(4)%	$14,831	$14,088	5%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange and other trading revenue and investment and other income.

(b)
On a constant currency basis, investment management and performance fees decreased 7% (Non-GAAP) compared with the third quarter of 2018. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of this Non-GAAP measure.

(c)	Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for the reconciliation of this Non-GAAP measure.
N/M - Not meaningful.

BNY Mellon 17

AUM trends						3Q19 vs.
(dollars in billions)	3Q19	2Q19	1Q19	4Q18	3Q18	2Q19	3Q18
AUM at period end, by product type: (a)
Equity	$147	$152	$149	$135	$167	(3)%	(12)%
Fixed income	211	209	208	200	202	1	4
Index	321	322	333	301	352	—	(9)
Liability-driven investments	742	709	709	659	652	5	14
Multi-asset and alternative investments	182	184	178	167	184	(1)	(1)
Cash	278	267	264	260	271	4	3
Total AUM by product type	$1,881	$1,843	$1,841	$1,722	$1,828	2%	3%

Changes in AUM: (a)
Beginning balance of AUM	$1,843	$1,841	$1,722	$1,828	$1,805
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(2)	(4)	(8)	(2)
Fixed income	2	(4)	3	(1)	2
Liability-driven investments	(4)	1	5	14	16
Multi-asset and alternative investments	(1)	1	(4)	(2)	2
Total long-term active strategies (outflows) inflows	(7)	(4)	—	3	18
Index	(3)	(22)	(2)	(11)	(3)
Total long-term strategies (outflows) inflows	(10)	(26)	(2)	(8)	15
Short-term strategies:
Cash	11	2	2	(10)	—
Total net inflows (outflows)	1	(24)	—	(18)	15
Net market impact	66	42	103	(69)	18
Net currency impact	(29)	(16)	16	(19)	(10)
Ending balance of AUM	$1,881	$1,843	$1,841	$1,722	$1,828	2%	3%

Wealth Management client assets (b)	$259	$257	$253	$239	$261	1%	(1)%
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

Review of financial results

AUM increased 3% compared with Sept. 30, 2018 primarily reflecting higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound) and net outflows.

Net long-term strategy outflows were $10 billion in the third quarter of 2019, primarily resulting from outflows of liability-driven investments and equity funds. Short-term strategy inflows were $11 billion in the third quarter of 2019. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $890 million decreased 12% compared with the third quarter of 2018 and 3% compared with the second quarter of 2019.

Asset Management revenue of $605 million decreased 14% compared with the third quarter of 2018 and 2% compared with the second quarter of 2019. The decrease compared with the third quarter of 2018 primarily reflects the cumulative AUM outflows since the third quarter of 2018, lower performance fees, the impact of hedging activities and the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), partially offset by higher market values. The decrease compared with the second quarter of 2019 primarily reflects the impact of hedging activities and the unfavorable

18 BNY Mellon

impact of a stronger U.S. dollar, partially offset by higher market values.

Wealth Management revenue of $285 million decreased 8% compared with the third quarter of 2018 and 5% compared with the second quarter of 2019. Both decreases primarily reflect lower net interest revenue, partially offset by higher market values.

Revenue generated in the Investment Management business included 39% from non-U.S. sources in the third quarter of 2019, compared with 42% in the third quarter of 2018 and 38% in the second quarter of 2019.

Noninterest expense of $590 million decreased 16% compared with the third quarter of 2018 and 10% compared with the second quarter of 2019. Both decreases primarily reflect the net reduction of the reserves for tax-related exposure of certain investment management funds and the favorable impact of a stronger U.S. dollar. The decrease compared with the third quarter of 2018 also reflects lower staff expense. The decrease compared to the second quarter of 2019 was partially offset by higher distribution and servicing expenses.

Year-to date 2019 compared with year-to-date 2018

Total revenue of $2.7 billion decreased 12% compared with the first nine months of 2018. Asset Management revenue of $1.9 billion decreased 15%, primarily reflecting the cumulative AUM outflows, the impact of divestitures, the unfavorable impact of a stronger U.S. dollar (principally versus the British pound), the impact of hedging activities and lower performance fees, partially offset by higher market values. Wealth management revenue of $886 million decreased 6%, reflecting lower net interest revenue and fees.

Noninterest expense of $1.9 billion decreased 9% compared with the first nine months of 2018, primarily reflecting the net reduction of the reserves for tax-related exposure of certain investment management funds, lower staff expense, the favorable impact of a stronger U.S. dollar (principally versus the British pound) and lower distribution and servicing expenses.

Other segment

(in millions)	3Q19	2Q19	1Q19	4Q18	3Q18	YTD19	YTD18
Fee revenue	$5	$34	$29	$29	$7	$68	$104
Net securities (losses) gains	(1)	7	1	—	—	7	(48)
Total fee and other revenue	4	41	30	29	7	75	56
Net interest (expense)	(80)	(40)	(30)	(15)	(13)	(150)	(49)
Total (loss) revenue	(76)	1	—	14	(6)	(75)	7
Provision for credit losses	(1)	(2)	(2)	(7)	(2)	(5)	(8)
Noninterest expense	35	39	61	160	6	135	174
(Loss) before income taxes	$(110)	$(36)	$(59)	$(139)	$(10)	$(205)	$(159)

Average loans and leases	$1,817	$1,764	$1,784	$1,809	$2,000	$1,789	$2,204

See page 20 of our 2018 Annual Report for additional information on the Other segment.

Review of financial results

Fee revenue, net securities (losses) gains and net interest expense include corporate treasury and other investment activity, including hedging activity which offsets between fee revenue and net interest expense. Total revenue decreased and net interest expense increased compared with both the third quarter of

2018 and second quarter of 2019, primarily reflecting the lease-related impairment and corporate treasury activity.

Noninterest expense increased compared with the third quarter of 2018, primarily reflecting higher staff expense.

BNY Mellon 19

Year-to date 2019 compared with year-to-date 2018

Losses before income taxes increased $46 million compared with the first nine months of 2018. Total revenue decreased $82 million, primarily reflecting the lease-related impairment, corporate treasury activity and lower asset-related gains, partially offset by net securities losses recorded in the first nine months of 2018. Noninterest expense decreased $39 million, primarily reflecting lower staff expense.

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

Critical accounting estimates	Reference
Allowance for loan losses and allowance for lending-related commitments	2018 Annual Report, pages 24-25.
Fair value of financial instruments and derivatives	2018 Annual Report, pages 25-27.
Goodwill and other intangibles	2018 Annual Report, page 27. Also, see the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, page 19.
Litigation and regulatory contingencies	“Legal proceedings” in Note 19 of the Notes to Consolidated Financial Statements.

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

At Sept. 30, 2019, total assets were $373 billion, compared with $363 billion at Dec. 31, 2018. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks and trading assets. Deposits totaled $250 billion at Sept. 30, 2019, compared with $239 billion at Dec. 31, 2018. The increase reflects higher interest-bearing deposits in both U.S. and non-U.S. offices, partially offset by lower noninterest-bearing deposits principally in U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 62% at Sept. 30, 2019 and 54% at Dec. 31, 2018.

At Sept. 30, 2019, available funds totaled $140 billion which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $135 billion at Dec. 31, 2018. Total available funds as a percentage of total assets were 37% at both Sept. 30, 2019 and Dec. 31, 2018. For additional information on our liquid funds and available funds, see “Liquidity and dividends.”

Securities were $122.3 billion, or 33% of total assets, at Sept. 30, 2019, compared with $119.8 billion, or 33% of total assets, at Dec. 31, 2018. The increase primarily reflects additional investments in sovereign debt/sovereign guaranteed, agency residential mortgage-backed securities (“RMBS”), an increase in the net unrealized pre-tax gain, partially offset by net maturities and sales of U.S. Treasury and state and political subdivision securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $55 billion, or 15% of total assets, at Sept. 30, 2019, compared with $57 billion, or 16% of total assets, at Dec. 31, 2018. The decrease was primarily driven by lower margin loans, partially offset by higher loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

20 BNY Mellon

Long-term debt totaled $28 billion at Sept. 30, 2019 and $29 billion at Dec. 31, 2018. The decrease reflects maturities of $4.3 billion, partially offset by issuances and an increase in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.1 billion from $40.6 billion at Dec. 31, 2018. For additional information on our capital, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of Sept.

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

Country risk exposure	Interest-bearing deposits			Investment securities (b)		Total exposure
(in billions)	Central banks	Banks	Lending (a)		Other (c)
Top 10 country exposure:
UK	$11.3	$0.5	$2.0	$5.0	$2.2	$21.0
Germany	11.9	0.5	0.6	3.3	0.2	16.5
Japan	15.3	0.5	0.1	0.1	0.2	16.2
Belgium	5.7	0.8	0.1	0.1	—	6.7
Canada	—	2.1	0.3	2.6	0.9	5.9
China	—	2.3	1.7	—	0.3	4.3
France	—	—	—	2.1	0.8	2.9
Luxembourg	0.1	0.1	0.7	—	1.9	2.8
Australia	—	1.5	0.4	0.4	0.3	2.6
Netherlands	—	0.3	0.3	1.8	0.1	2.5
Total Top 10 country exposure	$44.3	$8.6	$6.2	$15.4	$6.9	$81.4	(d)

Select country exposure:
Italy	$0.1	$0.4	$—	$1.4	$—	$1.9
Brazil	—	—	1.5	0.1	0.1	1.7
Total select country exposure	$0.1	$0.4	$1.5	$1.5	$0.1	$3.6

(a)	Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.

(b)	Investment securities include both the available-for-sale and held-to-maturity portfolios.

(c)	Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.

(d)	The top 10 country exposures comprise approximately 80% of our total non-U.S. exposure.

Our largest country risk exposure, based on our internal country risk management process at Sept. 30, 2019, was to the UK, which is planning to withdraw from the European Union (“EU”). On Oct. 28, 2019, EU leaders and the UK government agreed to extend the period during which the EU and UK could agree on the terms of the UK’s departure from the EU. Under the terms of the agreement, Brexit will occur on the earlier of the first day of the month following ratification of the revised Withdrawal Agreement by the UK Parliament and the EU Parliament, or Feb. 1, 2020. We continue to make preparations for the withdrawal. For additional information, see “Risk Factors - The United Kingdom’s referendum decision to leave the EU has had and may continue to have negative effects on global economic conditions, global financial markets, and our business and results of operations.” in our 2018 Annual Report.

Events in recent years have resulted in increased focus on Italy and Brazil. The country risk exposure to Italy primarily consists of investment grade sovereign debt. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

BNY Mellon 21

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2019		3Q19 change in unrealized gain (loss)	Sept. 30, 2019			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
													BB+ and lower
(dollars in millions)	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$52,860		$199	$53,011	$53,254		100%	$243		100%	—%	—%	—%	—%
U.S. Treasury	18,284		32	18,497	18,541		100	44		100	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	13,146		26	13,767	13,932		101	165		76	4	19	1	—
Agency commercial mortgage-backed securities (“MBS”)	10,689		86	10,501	10,598		101	97		100	—	—	—	—
Supranational	3,925		14	4,077	4,113		101	36		100	—	—	—	—
CLOs	3,649		2	3,882	3,868		100	(14)		99	—	—	1	—
Foreign covered bonds (d)	3,479		5	3,651	3,670		101	19		100	—	—	—	—
U.S. government agencies	3,866		31	3,308	3,344		101	36		100	—	—	—	—
Other asset-backed securities (“ABS”)	2,470		3	2,477	2,484		100	7		100	—	—	—	—
Non-agency commercial MBS	1,993		18	2,207	2,250		102	43		98	2	—	—	—
Foreign government agencies (e)	1,599		8	2,175	2,183		100	8		95	5	—	—	—
Non-agency RMBS (f)	1,314		(12)	1,089	1,301		120	212		19	11	5	41	24
State and political subdivisions	1,297		(2)	1,175	1,200		102	25		70	29	—	—	1
Corporate bonds	905		5	858	879		103	21		16	68	16	—	—
Other	75		—	71	74		104	3		—	—	—	—	100
Total securities	$119,551	(g)	$415	$120,746	$121,691	(g)	101%	$945	(g)(h)	95%	2%	2%	1%	—%

(a)	Amortized cost reflects historical impairments.

(b)	Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.

(c)	Primarily consists of exposure to UK, France, Germany, Spain, Italy and the Netherlands.

(d)	Primarily consists of exposure to Canada, UK, Australia and Sweden.

(e)	Primarily consists of exposure to Germany, the Netherlands and Sweden.

(f)	Includes RMBS that were included in the former Grantor Trust of $753 million at June 30, 2019 and $689 million at Sept. 30, 2019.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $737 million at June 30, 2019 and $963 million at Sept. 30, 2019.

(h)	Unrealized gains of $631 million at Sept. 30, 2019 related to available-for-sale securities, net of hedges.

The fair value of our securities portfolio, including related hedges, was $121.7 billion at Sept. 30, 2019, compared with $119.2 billion at Dec. 31, 2018. The increase primarily reflects additional investments in sovereign debt/sovereign guaranteed, agency RMBS, and an increase in the net unrealized pre-tax gain, as well as additional investments in nearly all other types of securities, partially offset by net maturities and sales of U.S. Treasury and state and political subdivision securities.

At Sept. 30, 2019, the total securities portfolio had a net unrealized gain of $945 million, compared with a net unrealized loss of $907 million at Dec. 31, 2018, including the impact of related hedges. The increase in the net unrealized pre-tax gain was primarily driven by lower market interest rates.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income (“OCI”) was $473 million at Sept. 30, 2019, compared with an unrealized loss (after-tax) of $167 million at Dec. 31, 2018.

At Sept. 30, 2019, 95% of the securities in our portfolio were rated AAA/AA-, unchanged when compared with Dec. 31, 2018.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities (losses) gains

22 BNY Mellon

by security type. See Note 16 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

The following table presents the amortizable purchase premium (net of discount) related to the securities portfolio and accretable discount related to the 2009 restructuring of the securities portfolio.

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	3Q19	2Q19	1Q19	4Q18	3Q18
Amortizable purchase premium (net of discount) relating to securities:
Balance at period end	$1,308	$1,315	$1,388	$1,429	$1,536
Estimated average life remaining at period end (in years)	4.2	4.5	4.8	5.0	5.2
Amortization	$95	$91	$78	$92	$108
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period end	$171	$181	$193	$207	$224
Estimated average life remaining at period end (in years)	6.3	6.3	6.3	6.3	6.3
Accretion	$13	$13	$16	$17	$20

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	Sept. 30, 2019			Dec. 31, 2018
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$13.4	$34.9	$48.3	$11.6	$34.0	$45.6
Commercial	1.7	13.2	14.9	2.1	15.2	17.3
Subtotal institutional	15.1	48.1	63.2	13.7	49.2	62.9
Wealth management loans and mortgages	15.9	0.8	16.7	16.0	0.8	16.8
Commercial real estate	5.3	3.9	9.2	4.8	3.5	8.3
Lease financings	1.1	—	1.1	1.3	—	1.3
Other residential mortgages	0.5	—	0.5	0.6	—	0.6
Overdrafts	5.3	—	5.3	5.5	—	5.5
Other	1.2	—	1.2	1.2	—	1.2
Subtotal non-margin loans	44.4	52.8	97.2	43.1	53.5	96.6
Margin loans	10.5	0.1	10.6	13.5	0.1	13.6
Total	$54.9	$52.9	$107.8	$56.6	$53.6	$110.2

At Sept. 30, 2019, total exposures of $107.8 billion decreased 2% compared with Dec. 31, 2018, primarily reflecting lower margin loans and commercial exposure, partially offset by higher financial institutions exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 59% of our total exposure at Sept. 30, 2019 and 57% at Dec. 31, 2018. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 23

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2019					Dec. 31, 2018
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.2	$23.4	$26.6	100%	94%	$3.1	$22.5	$25.6
Banks	7.9	1.2	9.1	80	97	6.3	1.6	7.9
Asset managers	1.3	6.7	8.0	98	81	1.3	6.1	7.4
Insurance	0.1	2.5	2.6	100	14	0.1	2.5	2.6
Government	0.1	0.3	0.4	100	16	0.1	0.5	0.6
Other	0.8	0.8	1.6	96	60	0.7	0.8	1.5
Total	$13.4	$34.9	$48.3	95%	86%	$11.6	$34.0	$45.6

The financial institutions portfolio exposure was $48.3 billion at Sept. 30, 2019, an increase of 6% from Dec. 31, 2018, primarily reflecting higher exposure in the banks, securities industry and asset managers portfolios.

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

The exposure to financial institutions is generally short-term with 86% of the exposures expiring within one year. At Sept. 30, 2019, 61% of the exposure to financial institutions expires within 90 days, compared with 16% at June 30, 2019. Secured intraday credit facilities represent nearly half of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

At Sept. 30, 2019, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $20.6 billion and are included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our bank exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 97% due in less than one year. The investment grade percentage of our bank exposure was 80% at Sept. 30, 2019, compared with 77% at Dec. 31, 2018. Our non-investment grade exposures are primarily in Brazil. These loans are primarily trade finance loans.

The asset manager portfolio exposure was high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2019. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

24 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2019					Dec. 31, 2018
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.7	$5.5	92%	12%	$0.8	$5.1	$5.9
Services and other	0.7	3.7	4.4	97	17	0.7	4.8	5.5
Energy and utilities	0.2	3.8	4.0	98	4	0.5	4.1	4.6
Media and telecom	—	1.0	1.0	92	—	0.1	1.2	1.3
Total	$1.7	$13.2	$14.9	95%	11%	$2.1	$15.2	$17.3

The commercial portfolio exposure was $14.9 billion at Sept. 30, 2019, a decrease of 14% from Dec. 31, 2018, reflecting lower exposure in all the portfolios.

Utilities-related exposure represents approximately 75% of the energy and utilities portfolio at Sept. 30, 2019. The exposure in the energy and utilities portfolio, which includes exposure to refining, exploration and production companies and integrated companies, was 98% investment grade at Sept. 30, 2019, and 88% at Dec. 31, 2018. In the third quarter of 2019, we sold the remaining exposure related to a California utility company that had filed for bankruptcy of approximately $100 million.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Financial institutions	95%	95%	94%	95%	94%
Commercial	95%	95%	95%	95%	95%

Wealth management loans and mortgages

Our wealth management exposure was $16.7 billion at Sept. 30, 2019, compared with $16.8 billion at Dec. 31, 2018. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at Sept. 30, 2019.

At Sept. 30, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 41%.

Commercial real estate

Our commercial real estate exposure totaled $9.2 billion at Sept. 30, 2019, compared with $8.3 billion at Dec. 31, 2018. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At Sept. 30, 2019, 65% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 45% secured by residential buildings, 39% secured by office buildings, 8% secured by retail properties and 8% secured by other categories. Approximately 96% of the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both predominantly investment grade.

At Sept. 30, 2019, our commercial real estate portfolio consisted of the following concentrations:

BNY Mellon 25

New York metro - 46%; REITs and real estate operating companies - 33%; and other - 21%.

Lease financings

The leasing portfolio exposure totaled $1.1 billion at Sept. 30, 2019 and $1.3 billion at Dec. 31, 2018 and consisted of exposures backed by well-diversified assets, including large-ticket transportation equipment, the largest consisting of passenger and freight train cars. In the third quarter of 2019, we recorded a lease-related impairment of $70 million. At Sept. 30, 2019, approximately 98% of the leasing portfolio exposure was investment grade, or investment grade equivalent.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $520 million at Sept. 30, 2019 and $594 million at Dec. 31, 2018. Included in this portfolio at Sept. 30, 2019 were $102 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 11% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $10.6 billion at Sept. 30, 2019 and $13.6 billion at Dec. 31, 2018 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $1.1 billion at Sept. 30, 2019 and $2.6 billion at Dec. 31, 2018 related to a term loan program that offers fully collateralized loans to broker-dealers. The decrease in margin loans was primarily driven by lower client demand.

Asset quality and allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018	Sept. 30, 2018
(dollars in millions)
Non-margin loans	$44,417	$41,794	$43,080	$40,519
Margin loans	10,464	10,602	13,484	13,468
Total loans	$54,881	$52,396	$56,564	$53,987
Beginning balance of allowance for credit losses	$241	$248	$251	$254
Provision for credit losses	(16)	(8)	—	(3)
Net (charge-offs) recoveries:
Commercial	(1)	—	—	—
Wealth management loans and mortgages	—	(1)	—	—
Other residential mortgages	—	2	—	—
Foreign	—	—	1	—
Net (charge-offs) recoveries	(1)	1	1	—
Ending balance of allowance for credit losses	$224	$241	$252	$251
Allowance for loan losses	$127	$146	$146	$140
Allowance for lending-related commitments	97	95	106	111
Allowance for loan losses as a percentage of total loans	0.23%	0.28%	0.26%	0.26%
Allowance for loan losses as a percentage of non-margin loans	0.29	0.35	0.34	0.35
Total allowance for credit losses as a percentage of total loans	0.41	0.46	0.45	0.46
Total allowance for credit losses as a percentage of non-margin loans	0.50	0.58	0.58	0.62

26 BNY Mellon

The allowance for credit losses decreased $28 million compared with Dec. 31, 2018, primarily reflecting the sale of the remaining exposure related to a California utility company that had filed for bankruptcy and lower lending-related commitments.

The provision for credit losses was a credit of $16 million in the third quarter 2019 due in part from the sale of the remaining exposure related to a California utility company that had filed for bankruptcy. The provision for credit losses was a credit of $8 million in the second quarter of 2019 driven by lower credit exposure, and a credit of $3 million in the third quarter of 2018.

We had $10.5 billion of secured margin loans on our balance sheet at Sept. 30, 2019 compared with $13.5 billion at Dec. 31, 2018 and Sept. 30, 2018. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2018 Annual Report, we have allocated our allowance for credit losses as presented below.

Allocation of allowance	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018	Sept. 30, 2018

Commercial real estate	35%	30%	30%	29%
Commercial	27	32	32	30
Foreign	13	13	13	13
Financial institutions	9	9	9	10
Wealth management (a)	9	8	8	9
Other residential mortgages	6	6	6	7
Lease financings	1	2	2	2
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $55 million, while if each credit were rated one grade worse, the allowance would have increased by $91 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $52 million, while if the loss given default were one rating better, the allowance would have decreased by $55 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2019	Dec. 31, 2018
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$62	$67
Wealth management loans and mortgages	24	9
Total nonperforming loans	86	76
Other assets owned	2	3
Total nonperforming assets	$88	$79
Nonperforming assets ratio	0.16%	0.14%
Nonperforming assets ratio, excluding margin loans	0.20	0.18
Allowance for loan losses/nonperforming loans	147.7	192.1
Allowance for loan losses/nonperforming assets	144.3	184.8
Total allowance for credit losses/nonperforming loans	260.5	331.6
Total allowance for credit losses/nonperforming assets	254.5	319.0

Nonperforming assets increased $9 million compared with Dec. 31, 2018, primarily reflecting the second quarter 2019 refinement of the application of our nonperforming assets policy for first lien residential mortgage loans greater than 90 days delinquent.

Deposits

Total deposits were $249.7 billion at Sept. 30, 2019, an increase of 5%, compared with $238.8 billion at Dec. 31, 2018. The increase reflects higher interest-bearing deposits in both U.S. and non-U.S. offices,

BNY Mellon 27

partially offset by lower noninterest-bearing deposits principally in U.S. offices.

Noninterest-bearing deposits were $55.5 billion at Sept. 30, 2019 compared with $70.8 billion at Dec. 31, 2018. Interest-bearing deposits were $194.2 billion at Sept. 30, 2019 compared with $168.0 billion at Dec. 31, 2018.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Maximum month-end balance during the quarter	$16,967	$12,127	$13,020
Average daily balance (a)	$13,432	$11,809	$14,199
Weighted-average rate during the quarter (a)	13.08%	12.64%	5.33%
Ending balance (b)	$11,796	$11,757	$10,158
Weighted-average rate at period end (b)	11.70%	14.43%	7.33%

(a)
Includes the average impact of offsetting under enforceable netting agreements of $67,519 million for the third quarter of 2019, $50,710 million for the second quarter of 2019 and $25,922 million for the third quarter of 2018. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 2.17% for the third quarter of 2019, 2.39% for the second quarter of 2019 and 1.88% for the third quarter of 2018. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.

(b)	Includes the impact of offsetting under enforceable netting agreements of $60,094 million at Sept. 30, 2019, $78,433 million at June 30, 2019 and $58,540 million at Sept. 30, 2018.

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods reflect changes in overnight borrowing opportunities. The fluctuations in the weighted-average rates compared with June 30, 2019 and Sept. 30, 2018, primarily reflect repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense gross, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Maximum month-end balance during the quarter	$19,103	$19,149	$19,232
Average daily balance (a)	$18,619	$18,679	$19,073
Weighted-average rate during the quarter (a)	1.52%	1.76%	1.23%
Ending balance	$18,364	$18,946	$18,683
Weighted-average rate at period end	1.34%	1.73%	1.30%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $15,440 million in the third quarter of 2019, $15,666 million in the second quarter of 2019 and $16,252 million in the third quarter of 2018.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Maximum month-end balance during the quarter	$5,692	$8,894	$4,422
Average daily balance	$3,796	$2,957	$3,102
Weighted-average rate during the quarter	2.26%	2.43%	2.10%
Ending balance	$3,538	$8,894	$735
Weighted-average rate at period end	1.88%	2.35%	2.06%

The Bank of New York Mellon issues commercial paper that matures within 397 days from date of issue

28 BNY Mellon

and is not redeemable prior to maturity or subject to voluntary prepayment. The fluctuations in the commercial paper balances, compared with prior periods, primarily reflect funding of investments in short-term assets.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Maximum month-end balance during the quarter	$1,358	$2,732	$3,269
Average daily balance	$1,148	$2,455	$2,747
Weighted-average rate during the quarter	3.24%	3.36%	2.33%
Ending balance	$820	$1,921	$2,934
Weighted-average rate at period end	3.16%	3.84%	2.48%

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

Available funds	Sept. 30, 2019	Dec. 31, 2018	Average
(dollars in millions)			3Q19	2Q19	3Q18
Cash and due from banks	$6,718	$5,864	$5,250	$5,083	$5,000
Interest-bearing deposits with the Federal Reserve and other central banks	73,811	67,988	60,030	61,756	61,216
Interest-bearing deposits with banks	15,417	14,148	15,324	13,666	14,691
Federal funds sold and securities purchased under resale agreements	43,723	46,795	40,816	38,038	26,738
Total available funds	$139,669	$134,795	$121,420	$118,543	$107,645
Total available funds as a percentage of total assets	37%	37%	35%	35%	32%

BNY Mellon 29

Total available funds were $139.7 billion at Sept. 30, 2019, compared with $134.8 billion at Dec. 31, 2018. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks, partially offset by lower federal funds sold and securities purchased under resale agreements.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $18.9 billion for the nine months ended Sept. 30, 2019 and $24.2 billion for the nine months ended Sept. 30, 2018. The decrease was primarily due to lower federal funds purchased and securities sold under repurchase agreements.

Average foreign deposits, primarily from our European-based Investment Services businesses, were $92.5 billion for the nine months ended Sept. 30, 2019, compared with $97.7 billion for the nine months ended Sept. 30, 2018. The decrease primarily reflects client activity. Average interest-bearing domestic deposits were $75.8 billion for the nine months ended Sept. 30, 2019 and $54.6 billion for the nine months ended Sept. 30, 2018. The increase primarily reflects an increase in demand and time deposits.

Average payables to customers and broker-dealers were $15.7 billion for the nine months ended Sept. 30, 2019 and $16.6 billion for the nine months ended Sept. 30, 2018. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $28.1 billion for the nine months ended Sept. 30, 2019 and $28.3 billion for the nine months ended Sept. 30, 2018.

Average noninterest-bearing deposits decreased to $52.2 billion for the nine months ended Sept. 30, 2019 from $65.4 billion for the nine months ended Sept. 30, 2018, primarily reflecting client activity.

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

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at Sept. 30, 2019
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1		A	AA-		AA (low)
Subordinated debt	A2		A-	A+		A (high)
Preferred stock	Baa1		BBB	BBB		A (low)
Outlook - Parent	Stable		Stable	Stable		Positive

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA		AA
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA
Short-term deposits	P1		A-1+	F1+		R-1 (high)
Commercial paper	P1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA	(a)	AA
Long-term deposits	Aa1		AA-	AA+		AA
Short-term deposits	P1		A-1+	F1+		R-1 (high)

Outlook - Banks	Stable		Stable	Stable		Positive

(a)	Represents senior debt issuer default rating.
NR - Not rated.

30 BNY Mellon

In November 2019, DBRS upgraded the Parent’s long-term senior debt rating to AA, the subordinated debt rating to AA (low) and the preferred stock rating to A. DBRS also upgraded The Bank of New York Mellon and BNY Mellon, N.A.’s long-term senior debt rating to AA (high) and long-term deposits to AA (high). The short-term ratings of the Parent, The Bank of New York Mellon and BNY Mellon N.A. were confirmed.

Long-term debt totaled $27.9 billion at Sept. 30, 2019 and $29.2 billion at Dec. 31, 2018. The decrease reflects maturities of $4.3 billion, partially offset by issuances of $2.3 billion and an increase in the fair value of hedged long-term debt. No long-term debt will mature in the fourth quarter of 2019.

The Parent issued $1 billion of fixed rate senior notes maturing in 2022 at an annual interest rate of 1.950% in August 2019, and $750 million of fixed rate senior notes maturing in 2024 at an annual interest rate of 2.100% in October 2019.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2019 and Dec. 31, 2018, $2.0 billion and $2.8 billion, respectively, of CDs were outstanding. At Sept. 30, 2019 and Dec. 31, 2018, $2.3 billion and $1.0 billion, respectively, of notes were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper outstanding was $2.7 billion for the nine months ended Sept. 30, 2019 and $3.4 billion for the nine months ended Sept. 30, 2018. Commercial paper outstanding was $3.5 billion at Sept. 30, 2019 and $1.9 billion at Dec. 31, 2018.

Subsequent to Sept. 30, 2019, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.2 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2019, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has three separate uncommitted lines of credit amounting to $750 million in aggregate. There were no borrowings under these lines in the third quarter of 2019. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has three separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $1 million, in aggregate, in the third quarter of 2019.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 81% of total revenue in the third quarter of 2019, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 118.1% at Sept. 30, 2019 and 117.7% at Dec. 31, 2018, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2019, a quarterly cash dividend of $0.31 per common share was paid to common shareholders. Our common stock dividend payout ratio was 29% for the first nine months of 2019.

In the third quarter of 2019, we repurchased 21.3 million common shares at an average price of $46.11 per common share for a total cost of $981 million.

BNY Mellon 31

Liquidity coverage ratio

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at Sept. 30, 2019, and the average HQLA and average LCR for the third quarter of 2019.

Consolidated HQLA and LCR	Sept. 30, 2019
(dollars in billions)
Securities (a)	$119
Cash (b)	67
Total consolidated HQLA (c)	$186

Total consolidated HQLA - average (c)	$168
Average LCR	117%

(a)	Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $142 billion at Sept. 30, 2019 and averaged $125 billion for the third quarter of 2019.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2019.

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

Net cash provided by operating activities was $2.6 billion in the nine months ended Sept. 30, 2019, compared with $2.8 billion in the nine months ended Sept. 30, 2018. In the nine months ended Sept. 30, 2019 and nine months ended Sept. 30, 2018, cash flows provided by operations primarily resulted from earnings, partially offset by changes in trading activities.

Net cash used for investing activities was $5.2 billion in the nine months ended Sept. 30, 2019, compared with net cash provided by investing activities of $18.0 billion in the nine months ended Sept. 30, 2018. In the nine months ended Sept. 30, 2019, net cash used for investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by change in federal funds sold and securities purchased under resale agreements. In the nine months ended Sept. 30, 2018, net cash provided by investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in loans, partially offset by changes in interest-bearing deposits with banks.

Net cash provided by financing activities was $3.5 billion in the nine months ended Sept. 30, 2019, compared with net cash used for financing activities of $21.6 billion in the nine months ended Sept. 30, 2018. In the nine months ended Sept. 30, 2019, net cash provided by financing activities primarily reflects changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements, changes in other borrowed funds and common stock repurchases. In the nine months ended Sept. 30, 2018, net cash used for financing activities primarily reflects changes in deposits, changes in federal funds purchased and securities sold under repurchase agreements, repayments of long-term debt, a change in commercial paper and common stock repurchases, partially offset by net proceeds from the issuance of long-term debt.

32 BNY Mellon

Capital

Capital data (dollars in millions, except per share amounts; common shares in thousands)	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018
Average common equity to average assets	10.7%	10.9%	11.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.0%	10.9%	11.2%
BNY Mellon common shareholders’ equity to total assets ratio	10.1%	10.0%	10.2%
Total BNY Mellon shareholders’ equity	$41,120	$41,533	$40,638
Total BNY Mellon common shareholders’ equity (a)	$37,578	$37,991	$37,096
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,988	$19,275	$18,290
Book value per common share (a)	$40.75	$40.30	$38.63
Tangible book value per common share – Non-GAAP (a)	$20.59	$20.45	$19.04
Closing stock price per common share	$45.21	$44.15	$47.07
Market capitalization	$41,693	$41,619	$45,207
Common shares outstanding	922,199	942,662	960,426

Cash dividends per common share	$0.31	$0.28	$0.28
Common dividend payout ratio	29%	28%	33%
Common dividend yield (annualized)	2.7%	2.5%	2.4%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 40 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.1 billion at Sept. 30, 2019 from $40.6 billion at Dec. 31, 2018. The increase primarily reflects earnings, the unrealized gain in our investment securities portfolio, and additional paid-in capital resulting from stock awards, partially offset by common stock repurchases and dividend payments.

In the third quarter of 2019, we repurchased 21.3 million common shares at an average price of $46.11 per common share for a total of $981 million under the current program.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated OCI was $473 million at Sept. 30, 2019, compared with an unrealized loss (after-tax) of $167 million at Dec. 31, 2018. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

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

BNY Mellon 33

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2019					June 30, 2019	Dec. 31, 2018
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.1%	11.1%	10.7%
Tier 1 capital ratio	6%		10		13.2	13.2	12.8
Total capital ratio	10%		12		14.0	14.0	13.6
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		12.3%	12.4%	11.7%
Tier 1 capital ratio	6%		10		14.6	14.8	14.1
Total capital ratio	10%		12		15.6	15.7	15.1
Tier 1 leverage ratio	N/A	(c)	4		6.5	6.8	6.6
SLR (d)	N/A	(c)	5		6.0	6.3	6.0

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		14.5%	14.2%	14.0%
Tier 1 capital ratio	8		8.5		14.5	14.2	14.3
Total capital ratio	10		10.5		14.5	14.2	14.7
Tier 1 leverage ratio	5		4		7.0	7.3	7.6
SLR (d)	6		3		6.4	6.7	6.8

(a)	Minimum requirements for Sept. 30, 2019 include minimum thresholds plus currently applicable buffers.

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

Our CET1 ratio determined under the Advanced Approaches was 11.1% at Sept. 30, 2019 and 10.7% at Dec. 31, 2018. The increase compared with Dec. 31, 2018 primarily reflects capital generated through earnings, the unrealized gain on our investment securities portfolio and additional paid-in capital resulting from stock awards, partially offset by capital deployed through common stock repurchases and dividend payments. RWAs are essentially flat compared with Dec. 31, 2018, as an increase in credit risk RWAs was offset by a decrease in operational risk RWAs primarily due to the external loss data used in our model.

The Advanced Approaches capital ratios are significantly impacted by RWAs for operational risk. Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

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

34 BNY Mellon

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018
(in millions)
CET1:
Common shareholders’ equity	$37,578	$37,991	$37,096
Adjustments for:
Goodwill and intangible assets (a)	(18,590)	(18,716)	(18,806)
Net pension fund assets	(326)	(331)	(320)
Equity method investments	(361)	(358)	(361)
Deferred tax assets	(44)	(45)	(42)
Other	(61)	(7)	—
Total CET1	18,196	18,534	17,567
Other Tier 1 capital:
Preferred stock	3,542	3,542	3,542
Other	(61)	(61)	(65)
Total Tier 1 capital	$21,677	$22,015	$21,044
Tier 2 capital:
Subordinated debt	$1,250	$1,250	$1,250
Allowance for credit losses	224	241	252
Other	(6)	(6)	(10)
Total Tier 2 capital – Standardized Approach	1,468	1,485	1,492
Excess of expected credit losses	—	41	65
Less: Allowance for credit losses	224	241	252
Total Tier 2 capital – Advanced Approaches	$1,244	$1,285	$1,305
Total capital:
Standardized Approach	$23,145	$23,500	$22,536
Advanced Approaches	$22,921	$23,300	$22,349

Risk-weighted assets:
Standardized Approach	$148,399	$149,226	$149,618
Advanced Approaches:
Credit Risk	$98,553	$94,304	$92,917
Market Risk	3,356	3,241	3,454
Operational Risk	62,263	69,025	68,300
Total Advanced Approaches	$164,172	$166,570	$164,671

Average assets for Tier 1 leverage ratio	$331,241	$322,879	$319,007
Total leverage exposure for SLR	$359,023	$350,747	$347,943

(a)	Reduced by deferred tax liabilities associated with intangible assets and tax deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q19
(in millions)
CET1 – Beginning of period	$18,534
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,002
Goodwill and intangible assets, net of related deferred tax liabilities	126
Gross CET1 generated	1,128
Capital deployed:
Common stock dividend payments	(294)
Common stock repurchases	(981)
Total capital deployed	(1,275)
Other comprehensive income:
Foreign currency translation	(273)
Unrealized gain on assets available-for-sale	64
Defined benefit plans	10
Unrealized gain on cash flow hedges	(6)
Total other comprehensive income	(205)
Additional paid-in capital (a)	65
Other additions (deductions):
Net pension fund assets	5
Deferred tax assets	1
Embedded goodwill	(3)
Other	(54)
Total other deductions	(51)
Net CET1 deployed	(338)
CET1 – End of period	$18,196

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2019 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2019
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approaches	6		8

Total capital:
Standardized Approach	7		11
Advanced Approaches	6		9

Tier 1 leverage	3		2

SLR	3		2

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2019
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	26.5%
As a percentage of total leverage exposure	7.5%	9.5%	12.1%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.8%
As a percentage of total leverage exposure	4.5%	N/A	5.4%

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

VaR (a)	3Q19			Sept. 30, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.7	$3.7	$7.3	$4.3
Foreign exchange	3.0	1.8	5.1	3.3
Equity	0.9	0.6	1.2	1.1
Credit	1.0	0.5	2.0	1.6
Diversification	(3.5)	N/M	N/M	(3.6)
Overall portfolio	6.1	4.0	8.2	6.7

VaR (a)	2Q19			June 30, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.2	$3.3	$5.2	$3.8
Foreign exchange	2.7	1.9	4.2	2.3
Equity	0.8	0.6	0.9	0.7
Credit	0.8	0.5	1.2	0.9
Diversification	(3.2)	N/M	N/M	(3.2)
Overall portfolio	5.3	4.0	6.9	4.5

VaR (a)	3Q18			Sept. 30, 2018
(in millions)	Average	Minimum	Maximum
Interest rate	$3.6	$3.0	$5.0	$3.7
Foreign exchange	3.6	2.9	5.6	5.5
Equity	0.5	—	0.8	0.1
Credit	0.8	0.6	1.1	0.9
Diversification	(3.8)	N/M	N/M	(4.6)
Overall portfolio	4.7	3.6	6.3	5.6

VaR (a)	YTD19
(in millions)	Average	Minimum	Maximum
Interest rate	$4.3	$3.2	$7.3
Foreign exchange	3.2	1.8	6.4
Equity	0.8	0.6	1.2
Credit	0.8	0.4	2.0
Diversification	(3.3)	N/M	N/M
Overall portfolio	5.8	4.0	9.5

VaR (a)	YTD18
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$3.0	$5.5
Foreign exchange	4.2	2.9	8.3
Equity	0.7	—	1.2
Credit	1.0	0.6	2.6
Diversification	(4.4)	N/M	N/M
Overall portfolio	5.5	3.6	10.4

(a)	VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
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

During the third quarter of 2019, interest rate risk generated 49% of average gross VaR, foreign exchange risk generated 31% of average gross VaR, equity risk generated 9% of average gross VaR and credit risk generated 11% of average gross VaR. During the third quarter of 2019, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018

Revenue range:	Number of days
Less than $(2.5)	2	—	1	1	—
$(2.5) – $0	7	4	5	7	6
$0 – $2.5	26	30	22	17	30
$2.5 – $5.0	22	23	23	24	20
More than $5.0	7	7	10	13	7

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $10.2 billion at Sept. 30, 2019 and $7.0 billion at Dec. 31, 2018.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $4.8 billion at Sept. 30, 2019 and $3.5 billion at Dec. 31, 2018.

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

At Sept. 30, 2019, our OTC derivative assets, including those in hedging relationships, of $3.5 billion included a credit valuation adjustment (“CVA”) deduction of $31 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.1 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA decreased by $1 million and the DVA was unchanged in the third quarter of 2019, which increased foreign exchange and other trading revenue by $1 million. The net impact increased foreign exchange and other trading revenue by $1 million in the second quarter of 2019 and decreased foreign exchange and other trading revenue by $1 million in the third quarter of 2018.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure during the past five quarters. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018

Rating:
AAA to AA-	55%	54%	49%	50%	48%
A+ to A-	24	26	28	28	30
BBB+ to BBB-	16	17	20	18	19
BB+ and lower (b)	5	3	3	4	3
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

(b)	Non-investment grade.
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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Up 200 bps parallel rate ramp vs. baseline (a)	$187	$380	$362
Up 100 bps parallel rate ramp vs. baseline (a)	74	200	180
Down 100 bps parallel rate ramp vs. baseline (a)	(45)	(179)	(140)
Long-term up 50 bps, short-term unchanged (b)	115	171	83
Long-term down 50 bps, short-term unchanged (b)	(119)	(192)	(96)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

The change in the sensitivity compared with June 30, 2019 was primarily driven by the impact of lower rates and balance sheet mix changes, including the fixed versus floating rate exposure of the investment portfolio.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation
(dollars in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,002	$969	$1,075	$2,881	$3,265
Add: Amortization of intangible assets	30	30	48	89	145
Less: Tax impact of amortization of intangible assets	7	7	11	21	34
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$1,025	$992	$1,112	$2,949	$3,376

Average common shareholders’ equity	$37,597	$37,487	$38,036	$37,392	$37,795
Less: Average goodwill	17,267	17,343	17,391	17,328	17,492
Average intangible assets	3,141	3,178	3,283	3,176	3,340
Add: Deferred tax liability – tax deductible goodwill	1,103	1,094	1,066	1,103	1,066
Deferred tax liability – intangible assets	679	687	699	679	699
Average tangible common shareholders’ equity – Non-GAAP	$18,971	$18,747	$19,127	$18,670	$18,728

Return on common equity (annualized) – GAAP	10.6%	10.4%	11.2%	10.3%	11.6%
Return on tangible common equity (annualized) – Non-GAAP	21.4%	21.2%	23.1%	21.1%	24.1%

40 BNY Mellon

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2019	June 30, 2019	Dec. 31, 2018	Sept. 30, 2018
(dollars in millions, except common shares)
BNY Mellon shareholders’ equity at period end – GAAP	$41,120	$41,533	$40,638	$41,560
Less: Preferred stock	3,542	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	37,578	37,991	37,096	38,018
Less: Goodwill	17,248	17,337	17,350	17,390
Intangible assets	3,124	3,160	3,220	3,258
Add: Deferred tax liability – tax deductible goodwill	1,103	1,094	1,072	1,066
Deferred tax liability – intangible assets	679	687	692	699
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,988	$19,275	$18,290	$19,135

Period-end common shares outstanding (in thousands)	922,199	942,662	960,426	988,777

Book value per common share – GAAP	$40.75	$40.30	$38.63	$38.45
Tangible book value per common share – Non-GAAP	$20.59	$20.45	$19.04	$19.35

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			3Q19 vs.
(dollars in millions)	3Q19	3Q18	3Q18
Investment management and performance fees – GAAP (a)	$832	$912	(9)%
Impact of changes in foreign currency exchange rates	—	(14)
Adjusted investment management and performance fees – Non-GAAP	$832	$898	(7)%

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment Management business.

Constant currency reconciliation – Investment Management business			3Q19 vs.
(dollars in millions)	3Q19	3Q18	3Q18
Investment management and performance fees – GAAP	$828	$909	(9)%
Impact of changes in foreign currency exchange rates	—	(14)
Adjusted investment management and performance fees – Non-GAAP	$828	$895	(7)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin reconciliation - Investment Management business
(dollars in millions)	3Q19	2Q19	1Q19	4Q18	3Q18	YTD19	YTD18
Income before income taxes – GAAP	$300	$265	$269	$247	$316	$834	$1,016

Total revenue – GAAP	$890	$917	$939	$963	$1,015	$2,746	$3,121
Less: Distribution and servicing expense	98	94	91	95	99	283	312
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$792	$823	$848	$868	$916	$2,463	$2,809

Pre-tax operating margin – GAAP (a)	34%	29%	29%	26%	31%	30%	33%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	38%	32%	32%	29%	35%	34%	36%

(a)	Income before income taxes divided by total revenue.

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

The standard requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application. We plan to adopt the new standard on Jan. 1, 2020. BNY Mellon has developed expected credit loss models and approaches that include consideration of multiple forecast scenarios and other methodologies, and our focus for the remainder of 2019 is model validation, business process refinements and continued parallel testing to ensure the expected credit losses are calculated in accordance with the standard. We are continuing to assess the impact of the standard on our consolidated financial statements, disclosures and internal controls. Based on the current economic environment and our current portfolio composition, we expect a reduction in the allowance for credit losses. The adoption impact will depend on the size, composition and remaining expected lives of financial instruments, the macroeconomic conditions and forecasts at the time of adoption, as well as any refinements to our models, methodologies and other key assumptions.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and

Regulation” in our 2018 Annual Report and “Recent regulatory developments” in our 2019 Form 10-Qs. The following discussions summarize certain regulatory developments that may affect BNY Mellon, the impact of which we are still evaluating.

Revisions to Resolution Planning Requirements

In October 2019, the Board of Governors of the Federal Reserve System (“FRB”) and Federal Deposit Insurance Corporation (“FDIC”) issued a final rule modifying certain resolution plan requirements. The final rule allows U.S. G-SIBs, such as BNY Mellon, to file alternating full and, more limited, targeted resolution plans every two years. BNY Mellon’s next targeted resolution plan is due on July 1, 2021, followed by a full resolution plan submission due on July 1, 2023. The final rule does not generally modify the components or informational requirements of full resolution plans. See “Supervision and Regulation - Recovery and Resolution” in our 2018 Annual Report for additional information.

Revisions to Certain Stress Testing Requirements

In October 2019, the FRB finalized its previously proposed revisions to the enhanced prudential standards regulations, which removed the requirement for BNY Mellon and other affected BHCs to conduct a mid-cycle company-run stress test. BNY Mellon will continue to be required to conduct an annual company-run stress test. The FRB also eliminated the adverse scenario from supervisory and company-run stress tests to which BNY Mellon and other affected BHCs are subject. Both changes will be effective with the 2020 stress-test cycle. See “Supervision and Regulation - Capital Planning and Stress Testing” in our 2018 Annual Report for additional information.

Revisions to the Volcker Rule

Over the course of August, September and October 2019, the FRB, the Office of the Comptroller of the Currency (“OCC”), FDIC, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”) issued final rules containing revisions to the Volcker Rule. The most impactful aspects of the revisions with respect to BNY Mellon concern the compliance requirements applicable to banks with moderate exposure to trading assets and trading liabilities. Banks with less

42 BNY Mellon

than $20 billion and more than $1 billion of trading assets and trading liabilities will now be subject to a compliance program tailored to their moderate exposure to trading. Specifically, among other revisions, such “moderate trading” banks will not be required to file an annual CEO attestation and will not be required to file quantitative metrics. Furthermore, the comprehensive six-pillar compliance program associated with the Volcker Rule will no longer apply to “moderate trading” banks; rather, such banks are permitted to tailor their compliance programs to the size and nature of their activities. BNY Mellon expects to be treated as a “moderate trading” bank under the revised Volcker Rule.

The final revisions include many other changes to the existing rule, most of which are to the proprietary trading section of the regulations. They do not include the proposed revision of definitions applicable to the prohibition on proprietary trading, which would have made all financial instruments accounted for at fair value on a recurring basis subject to the prohibition. Rather, the revisions are likely to result in fewer financial instruments and other transactions being subjected to the prohibitions. Further, compliance with key exemptions is likely to be less challenging under the revised regulations. The revisions are effective on Jan. 1, 2020; institutions must comply by Jan. 1, 2021 but may elect to comply as soon as the revisions are effective. For more information regarding the Volcker Rule, see “Supervision and Regulation - Volcker Rule” in our 2018 Annual Report.

Website information

Our website is www.bnymellon.com. We currently make available the following information under the Investor Relations portion of our website. With respect to filings with the SEC, we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

BNY Mellon 43

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,152	$1,141	$1,157	$3,415	$3,482
Clearing services fees (a)	419	410	393	1,227	1,218
Issuer services fees	324	291	287	866	813
Treasury services fees	140	140	137	412	415
Total investment services fees (a)	2,035	1,982	1,974	5,920	5,928
Investment management and performance fees (a)	832	833	912	2,506	2,763
Foreign exchange and other trading revenue	150	166	155	486	551
Financing-related fees	49	50	52	150	157
Distribution and servicing	33	31	34	95	104
Investment and other income	30	43	41	108	193
Total fee revenue	3,129	3,105	3,168	9,265	9,696
Net securities (losses) gains — including other-than-temporary impairment	(1)	8	—	8	(48)
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	1	—	1	—
Net securities (losses) gains	(1)	7	—	7	(48)
Total fee and other revenue	3,128	3,112	3,168	9,272	9,648
Operations of consolidated investment management funds
Investment income	4	10	10	40	12
Interest of investment management fund note holders	1	—	—	1	1
Income from consolidated investment management funds	3	10	10	39	11
Net interest revenue
Interest revenue	1,942	1,965	1,634	5,827	4,568
Interest expense	1,212	1,163	743	3,454	1,842
Net interest revenue	730	802	891	2,373	2,726
Total revenue	3,861	3,924	4,069	11,684	12,385
Provision for credit losses	(16)	(8)	(3)	(17)	(11)
Noninterest expense
Staff	1,479	1,421	1,478	4,424	4,543
Professional, legal and other purchased services	316	337	332	978	951
Software and equipment	309	304	262	896	762
Net occupancy	138	138	139	413	434
Sub-custodian and clearing	111	115	106	331	335
Distribution and servicing	97	94	99	282	311
Business development	47	56	51	148	164
Bank assessment charges	31	31	49	93	148
Amortization of intangible assets	30	30	48	89	145
Other	32	121	174	282	431
Total noninterest expense	2,590	2,647	2,738	7,936	8,224
Income
Income before income taxes	1,287	1,285	1,334	3,765	4,172
Provision for income taxes	246	264	220	747	788
Net income	1,041	1,021	1,114	3,018	3,384
Net (income) loss attributable to noncontrolling interests (includes $(3), $(4), $(3), $(17) and $1 related to consolidated investment management funds, respectively)	(3)	(4)	(3)	(17)	1
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,038	1,017	1,111	3,001	3,385
Preferred stock dividends	(36)	(48)	(36)	(120)	(120)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,002	$969	$1,075	$2,881	$3,265

(a)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

44 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,002	$969	$1,075	$2,881	$3,265
Less: Earnings allocated to participating securities	3	4	7	12	22
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$999	$965	$1,068	$2,869	$3,243

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Basic	933,264	951,281	999,808	949,035	1,008,967
Common stock equivalents	3,811	3,891	6,451	4,484	6,967
Less: Participating securities	(1,398)	(1,244)	(2,594)	(1,643)	(2,692)
Diluted	935,677	953,928	1,003,665	951,876	1,013,242

Anti-dilutive securities (a)	3,701	3,999	6,972	4,269	7,061

(a)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in dollars)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Basic	$1.07	$1.01	$1.07	$3.02	$3.21
Diluted	$1.07	$1.01	$1.06	$3.01	$3.20

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 45

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Net income	$1,041	$1,021	$1,114	$3,018	$3,384
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(276)	10	(60)	(237)	(216)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	63	287	(144)	589	(483)
Reclassification adjustment	1	(5)	—	(5)	37
Total unrealized gain (loss) on assets available-for-sale	64	282	(144)	584	(446)
Defined benefit plans:
Net (loss) arising during the period	—	—	—	(9)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	10	10	18	30	51
Total defined benefit plans	10	10	18	21	51
Net unrealized (loss) on cash flow hedges	(6)	—	(4)	(1)	(20)
Total other comprehensive (loss) income, net of tax (a)	(208)	302	(190)	367	(631)
Total comprehensive income	833	1,323	924	3,385	2,753
Net (income) loss attributable to noncontrolling interests	(3)	(4)	(3)	(17)	1
Other comprehensive loss (income) attributable to noncontrolling interests	3	—	2	1	7
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$833	$1,319	$923	$3,369	$2,761

(a)
Other comprehensive (loss) income attributable to The Bank of New York Mellon Corporation shareholders was $(205) million for the quarter ended Sept. 30, 2019, $302 million for the quarter ended June 30, 2019, $(188) million for the quarter ended Sept. 30, 2018, $368 million for the nine months ended Sept. 30, 2019 and $(624) million for the nine months ended Sept. 30, 2018.

See accompanying unaudited Notes to Consolidated Financial Statements.

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30, 2019	Dec. 31, 2018
(dollars in millions, except per share amounts)
Assets
Cash and due from banks	$6,718	$5,864
Interest-bearing deposits with the Federal Reserve and other central banks	73,811	67,988
Interest-bearing deposits with banks ($2,274 and $2,394 is restricted)	15,417	14,148
Federal funds sold and securities purchased under resale agreements	43,723	46,795
Securities:
Held-to-maturity (fair value of $34,092 and $33,302)	33,778	33,982
Available-for-sale	88,562	85,809
Total securities	122,340	119,791
Trading assets	10,180	7,035
Loans	54,881	56,564
Allowance for loan losses	(127)	(146)
Net loans	54,754	56,418
Premises and equipment	3,149	1,832
Accrued interest receivable	596	671
Goodwill	17,248	17,350
Intangible assets	3,124	3,220
Other assets (includes $674 and $742, at fair value)	21,727	21,298
Subtotal assets of operations	372,787	362,410
Assets of consolidated investment management funds, at fair value	381	463
Total assets	$373,168	$362,873
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$55,452	$70,783
Interest-bearing deposits in U.S. offices	90,946	74,904
Interest-bearing deposits in non-U.S. offices	103,262	93,091
Total deposits	249,660	238,778
Federal funds purchased and securities sold under repurchase agreements	11,796	14,243
Trading liabilities	4,756	3,479
Payables to customers and broker-dealers	18,364	19,731
Commercial paper	3,538	1,939
Other borrowed funds	820	3,227
Accrued taxes and other expenses	5,081	5,669
Other liabilities (including allowance for lending-related commitments of $97 and $106, also includes $605 and $88, at fair value)	9,796	5,774
Long-term debt (includes $386 and $371, at fair value)	27,872	29,163
Subtotal liabilities of operations	331,683	322,003
Liabilities of consolidated investment management funds, at fair value	15	2
Total liabilities	331,698	322,005
Temporary equity
Redeemable noncontrolling interests	147	129
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 35,826 and 35,826 shares	3,542	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,373,782,514 and 1,364,877,915 shares	14	14
Additional paid-in capital	27,471	27,118
Retained earnings	30,789	28,652
Accumulated other comprehensive loss, net of tax	(2,893)	(3,171)
Less: Treasury stock of 451,583,637 and 404,452,246 common shares, at cost	(17,803)	(15,517)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,120	40,638
Nonredeemable noncontrolling interests of consolidated investment management funds	203	101
Total permanent equity	41,323	40,739
Total liabilities, temporary equity and permanent equity	$373,168	$362,873

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2019	2018
Operating activities
Net income	$3,018	$3,384
Net (income) loss attributable to noncontrolling interests	(17)	1
Net income applicable to shareholders of The Bank of New York Mellon Corporation	3,001	3,385
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	(17)	(11)
Pension plan contributions	(30)	(47)
Depreciation and amortization	971	1,011
Deferred tax (benefit)	(185)	(401)
Net securities (gains) losses	(7)	48
Change in trading assets and liabilities	(1,880)	(1,282)
Change in accruals and other, net	714	109
Net cash provided by operating activities	2,567	2,812
Investing activities
Change in interest-bearing deposits with banks	(1,503)	(3,367)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(7,171)	15,570
Purchases of securities held-to-maturity	(5,390)	(4,029)
Paydowns of securities held-to-maturity	3,501	3,289
Maturities of securities held-to-maturity	2,274	6,047
Purchases of securities available-for-sale	(33,929)	(22,898)
Sales of securities available-for-sale	7,482	5,538
Paydowns of securities available-for-sale	5,260	5,683
Maturities of securities available-for-sale	20,006	6,113
Net change in loans	1,478	7,227
Sales of loans and other real estate	147	257
Change in federal funds sold and securities purchased under resale agreements	3,071	(592)
Net change in seed capital investments	68	54
Purchases of premises and equipment/capitalized software	(1,112)	(819)
Proceeds from the sale of premises and equipment	—	23
Dispositions, net of cash	—	84
Other, net	588	(163)
Net cash (used for) provided by investing activities	(5,230)	18,017
Financing activities
Change in deposits	13,207	(10,680)
Change in federal funds purchased and securities sold under repurchase agreements	(2,447)	(5,005)
Change in payables to customers and broker-dealers	(1,332)	(1,487)
Change in other borrowed funds	(2,422)	(133)
Change in commercial paper	1,599	(2,340)
Net proceeds from the issuance of long-term debt	2,246	4,144
Repayments of long-term debt	(4,250)	(3,400)
Proceeds from the exercise of stock options	51	74
Issuance of common stock	19	30
Treasury stock acquired	(2,286)	(1,897)
Common cash dividends paid	(834)	(774)
Preferred cash dividends paid	(120)	(120)
Other, net	23	32
Net cash provided by (used for) financing activities	3,454	(21,556)
Effect of exchange rate changes on cash	(57)	(57)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	734	(784)
Cash and due from banks and restricted cash at beginning of period	8,258	7,133
Cash and due from banks and restricted cash at end of period	$8,992	$6,349
Cash and due from banks and restricted cash:
Cash and due from banks at end of period (unrestricted cash)	$6,718	$5,047
Restricted cash at end of period	2,274	1,302
Cash and due from banks and restricted cash at end of period	$8,992	$6,349
Supplemental disclosures
Interest paid	$3,528	$1,795
Income taxes paid	697	699
Income taxes refunded	445	155

See accompanying unaudited Notes to Consolidated Financial Statements.

48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		16
Other net changes in noncontrolling interests	—	—	2	—	—	—	34	36		(2)
Net income	—	—	—	1,038	—	—	3	1,041		—
Other comprehensive income	—	—	—	—	(205)	—	—	(205)		(3)
Dividends:
Common stock at $0.31 per share	—	—	—	(294)	—	—	—	(294)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(981)	—	(981)		—
Common stock issued under:
Employee benefit plans	—	—	6	—	—	—	—	6		—
Stock awards and options exercised	—	—	57	—	—	—	—	57		—
Balance at Sept. 30, 2019	$3,542	$14	$27,471	$30,789	$(2,893)	$(17,803)	$203	$41,323	(a)	$147

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,991 million at June 30, 2019 and $37,578 million at Sept. 30, 2019.

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2019	$3,542	$14	$27,349	$29,382	$(2,990)	$(16,072)	$122	$41,347	(a)	$122
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		16
Other net changes in noncontrolling interests	—	—	2	—	—	—	40	42		(2)
Net income	—	—	—	1,017	—	—	4	1,021		—
Other comprehensive income	—	—	—	—	302	—	—	302		—
Dividends:
Common stock at $0.28 per share	—	—	—	(270)	—	—	—	(270)		—
Preferred stock	—	—	—	(48)	—	—	—	(48)		—
Repurchase of common stock	—	—	—	—	—	(750)	—	(750)		—
Common stock issued under:
Employee benefit plans	—	—	6	—	—	—	—	6		—
Stock awards and options exercised	—	—	49	—	—	—	—	49		—
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,683 million at March 31, 2019 and $37,991 million at June 30, 2019.

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2018	$3,542	$14	$26,981	$27,306	$(2,795)	$(13,543)	$52	$41,557	(a)	$189
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		22
Other net changes in noncontrolling interests	—	—	(4)	—	—	—	35	31		2
Net income	—	—	—	1,111	—	—	3	1,114		—
Other comprehensive (loss)	—	—	—	—	(188)	—	—	(188)		(2)
Dividends:
Common stock at $0.28 per share	—	—	—	(283)	—	—	—	(283)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(602)	—	(602)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	7	—	—	—	—	7		—
Stock awards and options exercised	—	—	43	—	—	—	—	43		—
Balance at Sept. 30, 2018	$3,542	$14	$27,034	$28,098	$(2,983)	$(14,145)	$90	$41,650	(a)	$211

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,963 million at June 30, 2018 and $38,018 million at Sept. 30, 2018.

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129
Reclassification of certain tax effects related to adopting ASU 2018-02	—	—	—	90	(90)	—	—	—		—
Adjusted balance at Jan. 1, 2019	3,542	14	27,118	28,742	(3,261)	(15,517)	101	40,739		129
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		52
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(7)
Other net changes in noncontrolling interests	—	—	23	—	—	—	85	108		(26)
Net income	—	—	—	3,001	—	—	17	3,018		—
Other comprehensive income	—	—	—	—	368	—	—	368		(1)
Dividends:
Common stock at $0.87 per share	—	—	—	(834)	—	—	—	(834)		—
Preferred stock	—	—	—	(120)	—	—	—	(120)		—
Repurchase of common stock	—	—	—	—	—	(2,286)	—	(2,286)		—
Common stock issued under:
Employee benefit plans	—	—	22	—	—	—	—	22		—
Direct stock purchase and dividend reinvestment plan	—	—	11	—	—	—	—	11		—
Stock awards and options exercised	—	—	297	—	—	—	—	297		—
Balance at Sept. 30, 2019	$3,542	$14	$27,471	$30,789	$(2,893)	$(17,803)	$203	$41,323	(a)	$147

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,578 million at Sept. 30, 2019.

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2017	$3,542	$14	$26,665	$25,635	$(2,357)	$(12,248)	$316	$41,567	(a)	$179
Adjustment for the cumulative effect of applying ASU 2014-09 for contract revenue	—	—	—	(55)	—	—	—	(55)		—
Adjustment for the cumulative effect of applying ASU 2017-12 for derivatives and hedging	—	—	—	27	(2)	—	—	25		—
Adjusted balance at Jan. 1, 2018	3,542	14	26,665	25,607	(2,359)	(12,248)	316	41,537		179
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		56
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(32)
Other net changes in noncontrolling interests	—	—	(17)	—	—	—	(225)	(242)		15
Net income (loss)	—	—	—	3,385	—	—	(1)	3,384		—
Other comprehensive (loss)	—	—	—	—	(624)	—	—	(624)		(7)
Dividends:
Common stock at $0.76 per share	—	—	—	(774)	—	—	—	(774)		—
Preferred stock	—	—	—	(120)	—	—	—	(120)		—
Repurchase of common stock	—	—	—	—	—	(1,897)	—	(1,897)		—
Common stock issued under:
Employee benefit plans	—	—	24	—	—	—	—	24		—
Direct stock purchase and dividend reinvestment plan	—	—	23	—	—	—	—	23		—
Stock awards and options exercised	—	—	339	—	—	—	—	339		—
Balance at Sept. 30, 2018	$3,542	$14	$27,034	$28,098	$(2,983)	$(14,145)	$90	$41,650	(a)	$211

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,709 million at Dec. 31, 2017 and $38,018 million at Sept. 30, 2018.

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
52 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. Contingent payments totaled $4 million in the third quarter of 2019 and $6 million in the first nine months of 2019.

At Sept. 30, 2019, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $4 million to $13 million over the next three years, but could be higher as certain of the arrangements do not contain a contractual maximum.

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

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2019 and Dec. 31, 2018, respectively.

Securities at Sept. 30, 2019		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$26,359	$169	$137	$26,391
U.S. Treasury	14,480	662	16	15,126
Sovereign debt/sovereign guaranteed	12,980	172	2	13,150
Agency commercial MBS	9,304	282	10	9,576
Supranational	4,052	44	3	4,093
CLOs	3,882	1	15	3,868
Foreign covered bonds	3,575	22	4	3,593
Other ABS	2,477	10	3	2,484
U.S. government agencies	2,386	91	—	2,477
Non-agency commercial MBS	2,207	62	1	2,268
Foreign government agencies	2,175	12	1	2,186
Non-agency RMBS (a)	1,003	217	7	1,213
State and political subdivisions	1,159	27	2	1,184
Corporate bonds	858	22	1	879
Other debt securities	71	3	—	74
Total securities available-for-sale (b)	$86,968	$1,796	$202	$88,562
Held-to-maturity:
Agency RMBS	$26,652	$270	$59	$26,863
U.S. Treasury	4,017	31	4	4,044
Agency commercial MBS	1,197	34	1	1,230
U.S. government agencies	922	1	1	922
Sovereign debt/sovereign guaranteed	787	40	—	827
Non-agency RMBS	86	4	2	88
Foreign covered bonds	76	1	—	77
Supranational	25	—	—	25
State and political subdivisions	16	—	—	16
Total securities held-to-maturity	$33,778	$381	$67	$34,092
Total securities	$120,746	$2,177	$269	$122,654

(a)	Includes $689 million that was included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $33 million and gross unrealized losses of $70 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

BNY Mellon 53

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2018		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$25,594	$83	$369	$25,308
U.S. Treasury	20,190	96	210	20,076
Sovereign debt/sovereign guaranteed	10,663	108	21	10,750
Agency commercial MBS	9,836	16	161	9,691
CLOs	3,410	—	46	3,364
Supranational	2,985	7	8	2,984
Foreign covered bonds	2,890	7	19	2,878
State and political subdivisions	2,251	18	22	2,247
Other ABS	1,776	1	4	1,773
U.S. government agencies	1,676	5	24	1,657
Non-agency commercial MBS	1,491	1	28	1,464
Non-agency RMBS (a)	1,095	241	11	1,325
Foreign government agencies	1,164	1	4	1,161
Corporate bonds	1,074	6	26	1,054
Other debt securities	72	5	—	77
Total securities available-for-sale (b)	$86,167	$595	$953	$85,809
Held-to-maturity:
Agency RMBS	$25,507	$32	$632	$24,907
U.S. Treasury	4,727	3	77	4,653
U.S. government agencies	1,497	—	10	1,487
Agency commercial MBS	1,195	—	26	1,169
Sovereign debt/sovereign guaranteed	833	26	—	859
Non-agency RMBS	100	4	2	102
Foreign covered bonds	80	1	—	81
Supranational	26	1	—	27
State and political subdivisions	17	—	—	17
Total securities held-to-maturity	$33,982	$67	$747	$33,302
Total securities	$120,149	$662	$1,700	$119,111

(a)	Includes $832 million that was included in the former Grantor Trust.

(b)
Includes gross unrealized gains of $39 million and gross unrealized losses of $87 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities (losses) gains
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Realized gross gains	$1	$12	$1	$18	$5
Realized gross losses	(1)	(5)	(1)	(10)	(53)
Recognized gross impairments	(1)	—	—	(1)	—
Total net securities (losses) gains	$(1)	$7	$—	$7	$(48)

The following table presents pre-tax net securities (losses) gains by type.

Net securities (losses) gains
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
U.S. Treasury	$—	$3	$(1)	$4	$(5)
Sovereign debt/sovereign guaranteed	—	2	—	3	—
State and political subdivisions	—	2	—	2	(1)
Agency RMBS	—	—	—	—	(42)
Other	(1)	—	1	(2)	—
Total net securities (losses) gains	$(1)	$7	$—	$7	$(48)

Temporarily impaired securities

At Sept. 30, 2019, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $70 million of the unrealized losses at Sept. 30, 2019 and $87 million at Dec. 31, 2018 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at Sept. 30, 2019	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Available-for-sale:
Agency RMBS	$9,513	$32	$4,485	$105	$13,998	$137
U.S. Treasury	2,536	11	764	5	3,300	16
Sovereign debt/sovereign guaranteed	2,227	2	149	—	2,376	2
Agency commercial MBS	1,691	7	583	3	2,274	10
Supranational	979	2	204	1	1,183	3
CLOs	1,491	4	1,098	11	2,589	15
Foreign covered bonds	712	2	440	2	1,152	4
Other ABS	1,062	3	55	—	1,117	3
Non-agency commercial MBS	554	1	55	—	609	1
Foreign government agencies	860	1	50	—	910	1
Non-agency RMBS (a)	26	1	111	6	137	7
State and political subdivisions	101	2	16	—	117	2
Corporate bonds	77	1	67	—	144	1
Total securities available-for-sale (b)	$21,829	$69	$8,077	$133	$29,906	$202
Held-to-maturity:
Agency RMBS	$3,745	$12	$4,952	$47	$8,697	$59
U.S. Treasury	346	2	1,104	2	1,450	4
Agency commercial MBS	67	1	—	—	67	1
U.S. government agencies	225	1	225	—	450	1
Non-agency RMBS	7	—	39	2	46	2
Total securities held-to-maturity	$4,390	$16	$6,320	$51	$10,710	$67
Total temporarily impaired securities	$26,219	$85	$14,397	$184	$40,616	$269

(a)
Includes $5 million of securities with an unrealized loss of less than $1 million for less than 12 months and $2 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

(b)
Includes gross unrealized losses of $70 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2018	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
Agency RMBS	$6,678	$30	$9,250	$339	$15,928	$369
U.S. Treasury	6,126	23	6,880	187	13,006	210
Sovereign debt/sovereign guaranteed	2,185	8	988	13	3,173	21
Agency commercial MBS	4,505	50	3,082	111	7,587	161
CLOs	3,280	46	2	—	3,282	46
Supranational	974	2	481	6	1,455	8
Foreign covered bonds	1,058	7	736	12	1,794	19
State and political subdivisions	316	1	668	21	984	22
Other ABS	1,289	4	23	—	1,312	4
U.S. government agencies	513	4	673	20	1,186	24
Non-agency commercial MBS	1,015	14	362	14	1,377	28
Non-agency RMBS (a)	94	1	157	10	251	11
Foreign government agencies	397	1	256	3	653	4
Corporate bonds	685	24	50	2	735	26
Total securities available-for-sale (b)	$29,115	$215	$23,608	$738	$52,723	$953
Held-to-maturity:
Agency RMBS	$4,602	$56	$17,107	$576	$21,709	$632
U.S. Treasury	157	2	4,343	75	4,500	77
U.S. government agencies	—	—	1,111	10	1,111	10
Agency commercial MBS	477	7	654	19	1,131	26
Non-agency RMBS	22	1	31	1	53	2
Total securities held-to-maturity	$5,258	$66	$23,246	$681	$28,504	$747
Total temporarily impaired securities	$34,373	$281	$46,854	$1,419	$81,227	$1,700

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2019	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,692	2.60%	$81	2.28%	$144	2.85%	$8,129	1.20%	$—	—%	$11,046
Over 1 through 5 years	5,703	1.78	804	2.54	799	3.18	13,993	1.22	—	—	21,299
Over 5 through 10 years	3,851	2.23	1,592	2.76	130	3.05	1,649	1.01	—	—	7,222
Over 10 years	2,880	3.11	—	—	111	2.72	204	1.78	—	—	3,195
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,448	3.00	39,448
Asset-backed securities	—	—	—	—	—	—	—	—	6,352	3.09	6,352
Total	$15,126	2.29%	$2,477	2.68%	$1,184	3.08%	$23,975	1.20%	$45,800	3.02%	$88,562
Securities held-to-maturity:
One year or less	$1,106	1.45%	$300	1.49%	$—	—%	$186	0.66%	$—	—%	$1,592
Over 1 through 5 years	2,600	1.96	478	2.29	3	5.68	488	0.79	—	—	3,569
Over 5 through 10 years	311	2.18	132	2.81	—	—	214	0.43	—	—	657
Over 10 years	—	—	12	3.25	13	4.76	—	—	—	—	25
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,935	2.96	27,935
Total	$4,017	1.84%	$922	2.12%	$16	4.93%	$888	0.67%	$27,935	2.96%	$33,778

(a)	Yields are based upon the amortized cost of securities.

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

Debt securities credit loss roll forward
(in millions)	3Q19	3Q18
Beginning balance as of June 30	$77	$79
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	—
Less: Realized losses for securities sold	—	1
Ending balance as of September 30	$78	$78

Debt securities credit loss roll forward
(in millions)	YTD19	YTD18
Beginning balance as of Dec. 31	$78	$84
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	—
Less: Realized losses for securities sold	1	6
Ending balance as of September 30	$78	$78

Pledged assets

At Sept. 30, 2019, BNY Mellon had pledged assets of $116 billion, including $91 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $6 billion pledged as collateral for borrowing at the FHLB. The components of the assets pledged at Sept. 30, 2019 included $98 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At Sept. 30, 2019 and Dec. 31, 2018, pledged assets included $17 billion and $13 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2019 and Dec. 31, 2018, the market value of the securities received that can be sold or repledged was $129 billion and $151 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2019 and Dec. 31, 2018, the market value of securities collateral sold or repledged was $83 billion and $101 billion, respectively.

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

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at Sept. 30, 2019 and Dec. 31, 2018.

Loans	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Domestic:
Commercial	$1,335	$1,949
Commercial real estate	5,292	4,787
Financial institutions	4,973	5,091
Lease financings	559	706
Wealth management loans and mortgages	15,764	15,843
Other residential mortgages	520	594
Overdrafts	1,247	1,550
Other	1,143	1,181
Margin loans	10,177	13,343
Total domestic	41,010	45,044
Foreign:
Commercial	358	183
Commercial real estate	18	—
Financial institutions	8,441	6,492
Lease financings	569	551
Wealth management loans and mortgages	92	122
Other (primarily overdrafts)	4,106	4,031
Margin loans	287	141
Total foreign	13,871	11,520
Total loans (a)	$54,881	$56,564

(a)	Net of unearned income of $325 million at Sept. 30, 2019 and $358 million at Dec. 31, 2018 primarily related to domestic and foreign lease financings.

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

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Activity in the allowance for credit losses is presented below.

Allowance for credit losses activity for the quarter ended Sept. 30, 2019					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$77	$72	$21	$4	$20	$14	$—		$33	$241
Charge-offs	(1)	—	—	—	—	—	—		—	(1)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(1)	—	—	—	—	—	—		—	(1)
Provision	(15)	5	—	(1)	—	—	—		(5)	(16)
Ending balance	$61	$77	$21	$3	$20	$14	$—		$28	$224
Allowance for:
Loan losses	$10	$57	$7	$3	$17	$14	$—		$19	$127
Lending-related commitments	51	20	14	—	3	—	—		9	97
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$16	$—	$—		$—	$16
Allowance for loan losses	—	—	—	—	—	—	—		—	—
Collectively evaluated for impairment:
Loan balance	$1,335	$5,292	$4,973	$559	$15,748	$520	$12,567	(a)	$13,871	$54,865
Allowance for loan losses	10	57	7	3	17	14	—		19	127

(a)	Includes $1,247 million of domestic overdrafts, $10,177 million of margin loans and $1,143 million of other loans at Sept. 30, 2019.

Allowance for credit losses activity for the quarter ended June 30, 2019					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All other		Foreign	Total
Beginning balance	$82	$74	$23	$4	$21	$15	$—		$29	$248
Charge-offs	—	—	—	—	(1)	—	—		—	(1)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	—	—	(1)	2	—		—	1
Provision	(5)	(2)	(2)	—	—	(3)	—		4	(8)
Ending balance	$77	$72	$21	$4	$20	$14	$—		$33	$241
Allowance for:
Loan losses	$23	$57	$8	$4	$17	$14	$—		$23	$146
Lending-related commitments	54	15	13	—	3	—	—		10	95
Individually evaluated for impairment:
Loan balance	$96	$—	$—	$—	$16	$—	$—		$—	$112
Allowance for loan losses	10	—	—	—	—	—	—		—	10
Collectively evaluated for impairment:
Loan balance	$1,356	$5,192	$4,574	$662	$15,563	$549	$12,849	(a)	$11,539	$52,284
Allowance for loan losses	13	57	8	4	17	14	—		23	136

(a)	Includes $1,575 million of domestic overdrafts, $10,152 million of margin loans and $1,122 million of other loans at June 30, 2019.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2018					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$76	$74	$24	$6	$23	$18	$—		$33	$254
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net recoveries	—	—	—	—	—	—	—		—	—
Provision	—	(1)	1	—	(2)	(1)	—		—	(3)
Ending balance	$76	$73	$25	$6	$21	$17	$—		$33	$251
Allowance for:
Loan losses	$17	$53	$9	$6	$17	$17	$—		$21	$140
Lending-related commitments	59	20	16	—	4	—	—		12	111
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$4	$—	$—		$—	$4
Allowance for loan losses	—	—	—	—	—	—	—		—	—
Collectively evaluated for impairment:
Loan balance	$1,928	$5,034	$4,237	$738	$15,848	$623	$15,306	(a)	$10,269	$53,983
Allowance for loan losses	17	53	9	6	17	17	—		21	140

(a)	Includes $784 million of domestic overdrafts, $13,326 million of margin loans and $1,196 million of other loans at Sept. 30, 2018.

Allowance for credit losses activity for the nine months ended Sept. 30, 2019					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$81	$75	$22	$5	$21	$16	$—	$32	$252
Charge-offs	(12)	—	—	—	(1)	—	—	—	(13)
Recoveries	—	—	—	—	—	2	—	—	2
Net (charge-offs) recoveries	(12)	—	—	—	(1)	2	—	—	(11)
Provision	(8)	2	(1)	(2)	—	(4)	—	(4)	(17)
Ending balance	$61	$77	$21	$3	$20	$14	$—	$28	$224

Allowance for credit losses activity for the nine months ended Sept. 30, 2018					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$77	$76	$23	$8	$22	$20	$—	$35	$261
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	2	—	—	2
Net recoveries	—	—	—	—	—	1	—	—	1
Provision	(1)	(3)	2	(2)	(1)	(4)	—	(2)	(11)
Ending balance	$76	$73	$25	$6	$21	$17	$—	$33	$251
60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2019	Dec. 31, 2018

Nonperforming loans:
Other residential mortgages	$62	$67
Wealth management loans and mortgages	24	9
Total nonperforming loans	86	76
Other assets owned	2	3
Total nonperforming assets	$88	$79

At Sept. 30, 2019, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Interest revenue would have increased by $1 million in the third quarter of 2019, $4 million in the second quarter of 2019, $1 million in the third quarter of 2018, $4 million in the first nine months of 2019 and $4 million in the first nine months of 2018 if nonperforming loans at period-end had been performing for the entire respective period.

Impaired loans

The tables below present information about our impaired loans.

Impaired loans	3Q19		2Q19		3Q18		YTD19		YTD18
(in millions)	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized	Average recorded investment	Interest revenue recognized
Impaired loans with an allowance:
Commercial	$48	$—	$96	$—	$—	$—	$48	$—	$—	$—
Wealth management loans and mortgages	—	—	—	—	—	—	—	—	1	—
Total impaired loans with an allowance	48	—	96	—	—	—	48	—	1	—
Impaired loans without an allowance: (a)
Wealth management loans and mortgages	16	—	10	—	4	—	10	—	4	—
Total impaired loans	$64	$—	$106	$—	$4	$—	$58	$—	$5	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2019			Dec. 31, 2018
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans without an allowance: (b)
Wealth management loans and mortgages	16	16	N/A	4	4	N/A
Total impaired loans (c)	$16	$16	$—	$4	$4	$—

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both Sept. 30, 2019 and Dec. 31, 2018, respectively. The allowance for loan losses associated with these loans totaled less than $1 million at both Sept. 30, 2019 and Dec. 31, 2018, respectively.

N/A - Not applicable.

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2019				Dec. 31, 2018
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Financial institutions	$99	$—	$—	$99	$3	$3	$—	$6
Wealth management loans and mortgages	46	—	—	46	22	1	5	28
Other residential mortgages	10	3	—	13	12	6	7	25
Commercial real estate	13	—	—	13	1	—	—	1
Total past due loans	$168	$3	$—	$171	$38	$10	$12	$60

Troubled debt restructurings

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. We modified loans of $4 million in the third quarter of 2019, $1 million in the third quarter of 2018 and less than $1 million in the second quarter of 2019. The loans were primarily other residential mortgages.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The following tables present information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category	Commercial		Commercial real estate		Financial institutions
	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Investment grade	$1,652	$2,036	$4,753	$4,184	$11,346	$9,586
Non-investment grade	41	96	557	603	2,068	1,997
Total	$1,693	$2,132	$5,310	$4,787	$13,414	$11,583

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Wealth management loans:
Investment grade	$6,966	$6,901
Non-investment grade	57	106
Wealth management mortgages	8,833	8,958
Total	$15,856	$15,965

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2019.

At Sept. 30, 2019, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 18%; Massachusetts - 10%; Florida - 8%; and other - 41%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $520 million at Sept. 30, 2019 and $594 million at Dec. 31, 2018. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2019 were $102 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which, 11% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5.3 billion at Sept. 30, 2019 and $5.5 billion at Dec. 31, 2018. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $10.5 billion of secured margin loans at Sept. 30, 2019 compared with $13.5 billion at Dec. 31, 2018. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

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

The following table presents the consolidated balance sheet information related to operating and finance leases.

Balance sheet information	Sept. 30, 2019
(dollar in millions)	Operating leases	Finance leases	Total
Right-of-use assets (a)	$1,274	$19	$1,293
Lease liability (b)	$1,488	$6	$1,494

Weighted average:
Remaining lease term	9.9 years	3.0 years
Discount rate (annualized)	2.99%	2.81%

(a)	Included in premises and equipment on the consolidated balance sheet.

(b)	Operating lease liabilities are included in other liabilities and finance lease liabilities are included in other borrowed funds, both on the consolidated balance sheet.

The following table presents the components of lease expense.

Lease expense	Quarter ended	Year-to-date
(in millions)	Sept. 30, 2019	Sept. 30, 2019
Operating lease expense	$66	$198
Variable lease expense	10	29
Sublease income	(8)	(24)
Finance lease expense:
Amortization of right-of-use assets	2	6
Interest on lease liabilities	—	—
Total finance lease expense	$2	$6
Total lease expense	$70	$209

The following table presents cash flow information related to leases.

Cash flow information	Nine months ended
(in millions)	Sept. 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	$203
Financing cash flows from finance leases	$16

See Note 21 for information on non-cash operating and/or finance lease transactions.

The following table presents the maturity of lease liabilities on operating leases prior to adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases
(in millions)
For the year ended Dec. 31,
2019	$264
2020	244
2021	211
2022	172
2023	136
2024 and thereafter	432
Total	$1,459

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the maturities of lease liabilities after adopting ASU 2016-02, Leases.

Maturities of lease liabilities	Operating leases	Finance leases
(in millions)
For the year ended Dec. 31,
2019 (excluding nine months ended Sept. 30, 2019)	$80	$5
2020	275	1
2021	220	—
2022	181	—
2023	144	—
2024 and thereafter	803	—
Total lease payments	1,703	6
Less: Imputed interest	(215)	—
Total	$1,488	$6

Note 7–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$8,333	$8,970	$47	$17,350
Foreign currency translation	(45)	(57)	—	(102)
Balance at Sept. 30, 2019	$8,288	$8,913	$47	$17,248

Goodwill by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$8,389	$9,128	$47	$17,564
Dispositions	—	(65)	—	(65)
Foreign currency translation	(39)	(70)	—	(109)
Balance at Sept. 30, 2018	$8,350	$8,993	$47	$17,390

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2018	$758	$1,613	$849	$3,220
Amortization	(61)	(28)	—	(89)
Foreign currency translation	(1)	(6)	—	(7)
Balance at Sept. 30, 2019	$696	$1,579	$849	$3,124

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment Management	Other	Consolidated
Balance at Dec. 31, 2017	$888	$1,674	$849	$3,411
Amortization	(107)	(38)	—	(145)
Foreign currency translation	(1)	(7)	—	(8)
Balance at Sept. 30, 2018	$780	$1,629	$849	$3,258

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2019				Dec. 31, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,516	$(1,191)	$325	10 years	$1,572	$(1,186)	$386
Customer relationships—Investment Management	890	(714)	176	11 years	899	(699)	200
Other	64	(15)	49	14 years	26	(12)	14
Total subject to amortization	2,470	(1,920)	550	11 years	2,497	(1,897)	600
Not subject to amortization: (b)
Tradenames	1,291	N/A	1,291	N/A	1,332	N/A	1,332
Customer relationships	1,283	N/A	1,283	N/A	1,288	N/A	1,288
Total not subject to amortization	2,574	N/A	2,574	N/A	2,620	N/A	2,620
Total intangible assets	$5,044	$(1,920)	$3,124	N/A	$5,117	$(1,897)	$3,220

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2019	$117
2020	104
2021	81
2022	63
2023	52

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

Note 8–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Corporate/bank-owned life insurance	$5,179	$4,937
Accounts receivable	3,319	3,692
Fails to deliver	3,091	2,274
Software	1,706	1,652
Prepaid pension assets	1,479	1,357
Equity in a joint venture and other investments	1,178	1,064
Renewable energy investments	1,174	1,264
Qualified affordable housing project investments	1,047	999
Income taxes receivable	512	1,125
Federal Reserve Bank stock	465	484
Prepaid expense	461	385
Fair value of hedging derivatives	287	289
Seed capital	167	224
Other (a)	1,662	1,552
Total other assets	$21,727	$21,298

(a)	At Sept. 30, 2019 and Dec. 31, 2018, other assets include $23 million and $111 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $62 million at Sept. 30, 2019 and $55 million at Dec. 31, 2018 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Non-readily marketable equity securities						Life-to-date
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Upward adjustments	$1	$2	$3	$3	$28	$31
Downward adjustments	—	(1)	(1)	(1)	(1)	(2)
Net adjustments	$1	$1	$2	$2	$27	$29

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.0 billion at Sept. 30, 2019 and Dec. 31, 2018. Commitments to fund future investments in qualified affordable housing projects totaled $504 million at Sept. 30, 2019 and $479 million at Dec. 31, 2018 and are recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2019 – $59 million; 2020 – $173 million; 2021 – $161 million; 2022 – $81 million; 2023 – $6 million; and 2024 and thereafter – $24 million.

Tax credits and other tax benefits recognized were $39 million in the third quarter of 2019, $40 million in the third quarter of 2018, $39 million in the second quarter of 2019, $117 million in the first nine months of 2019 and $122 million in the first nine months of 2018.

Amortization expense included in the provision for income taxes was $33 million in the third quarter of 2019, $34 million in the third quarter of 2018, $32 million in the second quarter of 2019, $97 million in the first nine months of 2019 and $102 million in the first nine months of 2018.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV
	Sept. 30, 2019				Dec. 31, 2018
(dollars in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital	$59	$—	Daily-quarterly	1-90 days	$54	$—	Daily-quarterly	1-90 days
Private equity investments (SBICs) (a)	86	49	N/A	N/A	74	41	N/A	N/A
Other (b)	32	—	Daily-quarterly	1-95 days	87	—	Daily-quarterly	1-95 days
Total	$177	$49			$215	$41

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

Disaggregation of contract revenue by business segment (a)
	Quarter ended
	Sept. 30, 2019				June 30, 2019				Sept. 30, 2018
(in millions)	IS	IM	Other	Total	IS	IM	Other	Total	IS	IM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$1,100	$20	$1	$1,121	$1,089	$20	$—	$1,109	$1,103	$21	$—	$1,124
Clearing services fees (b)	419	—	—	419	411	—	(1)	410	393	—	—	393
Issuer services fees	324	—	—	324	291	—	—	291	288	—	—	288
Treasury services fees	140	—	—	140	140	1	—	141	136	—	—	136
Total investment services fees (b)	1,983	20	1	2,004	1,931	21	(1)	1,951	1,920	21	—	1,941
Investment management and performance fees (b)	4	825	—	829	4	829	—	833	3	904	—	907
Financing-related fees	14	—	—	14	16	—	1	17	13	—	1	14
Distribution and servicing	(12)	45	—	33	(13)	44	—	31	(13)	48	—	35
Investment and other income	72	(50)	—	22	69	(48)	—	21	71	(51)	(1)	19
Total fee revenue - contract revenue	2,061	840	1	2,902	2,007	846	—	2,853	1,994	922	—	2,916
Fee and other revenue - not in scope of ASC 606 (c)(d)	230	(7)	3	226	220	4	41	265	236	16	7	259
Total fee and other revenue	$2,291	$833	$4	$3,128	$2,227	$850	$41	$3,118	$2,230	$938	$7	$3,175

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)
Primarily includes foreign exchange and other trading revenue, financing-related fees, asset servicing fees, investment and other income and net securities gains (losses), all of which are accounted for using other accounting guidance.

(d)
The Investment Management business includes income from consolidated investment management funds, net of noncontrolling interests, of $- million in the third quarter of 2019, $6 million in the second quarter of 2019 and $7 million in the third quarter of 2018.

IS - Investment Services segment.
IM - Investment Management segment.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment (a)
	Year-to-date
	Sept. 30, 2019				Sept. 30, 2018
(in millions)	IS	IM	Other	Total	IS	IM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$3,262	$60	$1	$3,323	$3,318	$67	$1	$3,386
Clearing services fees (b)	1,228	—	(1)	1,227	1,217	—	1	1,218
Issuer services fees	866	—	—	866	813	—	—	813
Treasury services fees	412	1	—	413	414	1	—	415
Total investment services fees (b)	5,768	61	—	5,829	5,762	68	2	5,832
Investment management and performance fees (b)	12	2,491	—	2,503	12	2,739	—	2,751
Financing-related fees	47	—	1	48	45	—	1	46
Distribution and servicing	(39)	134	—	95	(41)	146	—	105
Investment and other income	210	(147)	—	63	209	(152)	—	57
Total fee revenue - contract revenue	5,998	2,539	1	8,538	5,987	2,801	3	8,791
Fee and other revenue - not in scope of ASC 606 (c)(d)	674	8	74	756	726	90	53	869
Total fee and other revenue	$6,672	$2,547	$75	$9,294	$6,713	$2,891	$56	$9,660

(a)	Business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting.

(b)	In the first quarter of 2019, we reclassified certain platform-related fees to clearing services fees from investment management and performance fees. Prior periods have been reclassified.

(c)
Primarily includes foreign exchange and other trading revenue, financing-related fees, asset servicing fees, investment and other income and net securities gains (losses), all of which are accounted for using other accounting guidance.

(d)
The Investment Management business includes income from consolidated investment management funds, net of noncontrolling interests, of $22 million in the first nine months of 2019 and $12 million in the first nine months of 2018.

IS - Investment Services segment.
IM - Investment Management segment.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.4 billion at Sept. 30, 2019 and $2.5 billion at Dec. 31, 2018. An allowance is maintained for accounts receivable which is generally based on the number of days outstanding. Adjustments to the allowance are recorded in other expense on the consolidated income statement. We recorded a provision of $2 million in the third quarter of 2019, third quarter of 2018 and second quarter of 2019 and $8 million in the first nine months of 2019 and first nine months of 2018.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $47 million at Sept. 30, 2019 and $36 million at Dec. 31, 2018. Accrued revenues recorded as contract assets are usually billed on an annual basis. There were no impairments recorded on contract assets in the first nine months of 2019.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $193 million at Sept. 30, 2019 and $171 million at Dec. 31, 2018. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the third quarter of 2019 relating to contract liabilities as of June 30, 2019 was $61 million. Revenue recognized in the first nine months of 2019 relating to contract liabilities as of Dec. 31, 2018 was $91 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $91 million at Sept. 30, 2019 and $98 million at Dec. 31, 2018. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

statement, totaled $7 million in the third quarter of 2019, $6 million in the third quarter of 2018, $5 million in the second quarter of 2019 and $17 million in the first nine months of 2019 and first nine months of 2018.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation and totaled $17 million at Sept. 30, 2019 and $20 million at Dec. 31, 2018. These capitalized costs are amortized on a straight-line basis over the expected contract period which generally range from seven to nine years. The amortization is included in other expense on the consolidated income statement and totaled $1 million in the third quarter of 2019 and third quarter of 2018, $2 million in the second quarter of 2019 and $4 million in the first nine months of 2019 and first nine months of 2018.

There were no impairments recorded on capitalized contract costs in the first nine months of 2019.

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

Note 10–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended				Year-to-date
(in millions)	Sept. 30, 2019		June 30, 2019	Sept. 30, 2018	Sept. 30, 2019		Sept. 30, 2018
Interest revenue
Deposits with the Federal Reserve and other central banks	$102		$113	$125	$354		$387
Deposits with banks	73		64	59	200		157
Federal funds sold and securities purchased under resale agreements	660		568	281	1,702		681
Margin loans	104		119	129	358		372
Non-margin loans	287	(a)	365	344	1,007	(a)	994
Securities:
Taxable	669		687	650	2,062		1,846
Exempt from federal income taxes	7		10	14	29		43
Total securities	676		697	664	2,091		1,889
Trading securities	40		39	32	115		88
Total interest revenue	1,942		1,965	1,634	5,827		4,568
Interest expense
Deposits	437		432	237	1,260		527
Federal funds purchased and securities sold under repurchase agreements	443		372	190	1,146		455
Trading liabilities	8		11	7	26		23
Other borrowed funds	10		20	16	54		39
Commercial paper	22		18	16	48		49
Customer payables	59		69	51	198		127
Long-term debt	233		241	226	722		622
Total interest expense	1,212		1,163	743	3,454		1,842
Net interest revenue	730		802	891	2,373		2,726
Provision for credit losses	(16)		(8)	(3)	(17)		(11)
Net interest revenue after provision for credit losses	$746		$810	$894	$2,390		$2,737

(a)	Includes the impact of a lease-related impairment of $70 million.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 11–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2019			June 30, 2019			Sept. 30, 2018
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$7	$1
Interest cost	44	8	2	45	8	1	42	8	1
Expected return on assets	(84)	(11)	(1)	(84)	(12)	(2)	(85)	(14)	(2)
Other	13	—	(1)	13	1	—	19	5	(1)
Net periodic benefit (credit) cost	$(27)	$—	$—	$(26)	$—	$(1)	$(24)	$6	$(1)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2019			Sept. 30, 2018
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$9	$—	$—	$21	$1
Interest cost	133	24	5	127	24	5
Expected return on assets	(252)	(34)	(5)	(255)	(43)	(6)
Other	39	1	(2)	53	17	(2)
Net periodic benefit (credit) cost	$(80)	$—	$(2)	$(75)	$19	$(2)

Note 12–Income taxes

The provision for income tax was $246 million (19.1% effective tax rate) in the third quarter of 2019, $220 million (16.5% effective tax rate) in the third quarter of 2018 and $264 million (20.5% effective tax rate) in the second quarter of 2019. The effective rate for the third quarter of 2018 was impacted by adjustments to the provisional estimates for U.S. tax legislation and other changes.

Our total tax reserves as of Sept. 30, 2019 were $147 million compared with $135 million at June 30, 2019. If these tax reserves were unnecessary, $147 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in the provision for income taxes on the consolidated income statement. Included in the balance sheet at Sept. 30, 2019 is accrued interest, where applicable, of $27 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2019 was $9 million, compared with $3 million for the nine months ended Sept. 30, 2018.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $100 million as a result of adjustments related to tax years that are still subject to examination.

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

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

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

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated balance sheet as of Sept. 30, 2019 and Dec. 31, 2018. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Consolidated investments
	Sept. 30, 2019				Dec. 31, 2018
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$349		$400	$749	$243		$400	$643
Other assets	32		—	32	220		—	220
Total assets	$381	(a)	$400	$781	$463	(b)	$400	$863
Trading liabilities	$7		$—	$7	$—		$—	$—
Other liabilities	8		386	394	2		371	373
Total liabilities	$15	(a)	$386	$401	$2	(b)	$371	$373
Nonredeemable noncontrolling interests	$203	(a)	$—	$203	$101	(b)	$—	$101

(a)	Includes voting model entities (“VMEs”) with assets of $53 million, liabilities of $2 million and nonredeemable noncontrolling interests of $2 million.

(b)	Includes VMEs with assets of $253 million, liabilities of $2 million and nonredeemable noncontrolling interests of less than $1 million.
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

The maximum loss exposure indicated in the table below relates solely to BNY Mellon’s investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs
	Sept. 30, 2019			Dec. 31, 2018
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$206	$—	$206	$214	$—	$214
Other	2,436	503	2,941	2,450	479	2,929

(a)	Includes investments in the Company’s sponsored CLOs.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 14–Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes BNY Mellon’s preferred stock issued and outstanding at Sept. 30, 2019 and Dec. 31, 2018.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to and including Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Total		35,826	35,826	$3,542	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E and Series F preferred stock is recorded net of issuance costs.

The table below presents the dividends paid on our preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		3Q19		2Q19		3Q18		YTD19		YTD18
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,022.22	$5	$1,022.22	$5	$1,022.22	$5	$3,044.44	$15	$3,044.44	$15
Series C	4,000		1,300.00	8	1,300.00	7	1,300.00	8	3,900.00	23	3,900.00	23
Series D	100		N/A	—	2,250.00	11	N/A	—	2,250.00	11	2,250.00	11
Series E	100		N/A	—	2,475.00	25	N/A	—	2,475.00	25	2,475.00	25
Series F	100		2,312.50	23	N/A	—	2,312.50	23	4,625.00	46	4,625.00	46
Total				$36		$48		$36		$120		$120

(a)	Represents Normal Preferred Capital Securities.
N/A - Not applicable.

For additional information on the preferred stock, see Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Note 15–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2019			June 30, 2019			Sept. 30, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(213)	$(63)	$(276)	$29	$(19)	$10	$(21)	$(39)	$(60)
Total foreign currency translation	(213)	(63)	(276)	29	(19)	10	(21)	(39)	(60)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	88	(25)	63	384	(97)	287	(190)	46	(144)
Reclassification adjustment (b)	1	—	1	(7)	2	(5)	—	—	—
Net unrealized gain (loss) on assets available-for-sale	89	(25)	64	377	(95)	282	(190)	46	(144)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	13	(3)	10	12	(2)	10	23	(5)	18
Total defined benefit plans	13	(3)	10	12	(2)	10	23	(5)	18
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(9)	4	(5)	2	(2)	—	(9)	2	(7)
Reclassification of net loss (gain) to net income:
Interest rate contracts - interest expense	1	—	1	—	—	—	—	—	—
FX contracts - staff expense	(2)	—	(2)	—	—	—	4	(1)	3
Total reclassifications to net income	(1)	—	(1)	—	—	—	4	(1)	3
Net unrealized (loss) gain on cash flow hedges	(10)	4	(6)	2	(2)	—	(5)	1	(4)
Total other comprehensive (loss) income	$(121)	$(87)	$(208)	$420	$(118)	$302	$(193)	$3	$(190)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 18 for additional information.

(b)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the consolidated income statement.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2019			Sept. 30, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(157)	$(80)	$(237)	$(122)	$(94)	$(216)
Total foreign currency translation	(157)	(80)	(237)	(122)	(94)	(216)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	794	(205)	589	(635)	152	(483)
Reclassification adjustment (b)	(7)	2	(5)	48	(11)	37
Net unrealized gain (loss) on assets available-for-sale	787	(203)	584	(587)	141	(446)
Defined benefit plans:
Net (loss) gain arising during the period	(11)	2	(9)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	38	(8)	30	67	(16)	51
Total defined benefit plans	27	(6)	21	67	(16)	51
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(1)	(2)	(3)	(19)	4	(15)
Reclassification of net loss (gain) to net income:
Interest rate contracts - interest expense	1	—	1	—	—	—
FX contracts - staff expense	(1)	2	1	(4)	1	(3)
FX contracts - other revenue	—	—	—	(3)	1	(2)
Total reclassifications to net income	—	2	2	(7)	2	(5)
Net unrealized (loss) gain on cash flow hedges	(1)	—	(1)	(26)	6	(20)
Total other comprehensive income (loss)	$656	$(289)	$367	$(668)	$37	$(631)

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 18 for additional information.

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

Assets measured at fair value on a recurring basis at Sept. 30, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$26,391	$—	$—	$26,391
U.S. Treasury	15,126	—	—	—	15,126
Sovereign debt/sovereign guaranteed	8,325	4,825	—	—	13,150
Agency commercial MBS	—	9,576	—	—	9,576
Supranational	—	4,093	—	—	4,093
CLOs	—	3,868	—	—	3,868
Foreign covered bonds	—	3,593	—	—	3,593
Other ABS	—	2,484	—	—	2,484
U.S. government agencies	—	2,477	—	—	2,477
Non-agency commercial MBS	—	2,268	—	—	2,268
Foreign government agencies	—	2,186	—	—	2,186
Non-agency RMBS (b)	—	1,213	—	—	1,213
State and political subdivisions	—	1,184	—	—	1,184
Corporate bonds	—	879	—	—	879
Other debt securities	—	74	—	—	74
Total available-for-sale securities	23,451	65,111	—	—	88,562
Trading assets:
Debt instruments	1,217	3,658	—	—	4,875
Equity instruments (c)	2,066	—	—	—	2,066
Derivative assets not designated as hedging:
Interest rate	7	4,833	—	(2,585)	2,255
Foreign exchange	—	5,066	—	(4,094)	972
Equity and other contracts	—	14	—	(2)	12
Total derivative assets not designated as hedging	7	9,913	—	(6,681)	3,239
Total trading assets	3,290	13,571	—	(6,681)	10,180
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	287	—	—	287
Total derivative assets designated as hedging	—	287	—	—	287
Other assets (d)	51	159	—	—	210
Assets measured at NAV (d)					177
Subtotal assets of operations at fair value	26,792	79,128	—	(6,681)	99,416
Percentage of assets of operations prior to netting	25%	75%	—%
Assets of consolidated investment management funds	359	22	—	—	381
Total assets	$27,151	$79,150	$—	$(6,681)	$99,797
Percentage of total assets prior to netting	26%	74%	—%

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$2,044	$90	$—	$—	$2,134
Equity instruments	75	—	—	—	75
Derivative liabilities not designated as hedging:
Interest rate	11	4,070	—	(2,532)	1,549
Foreign exchange	—	5,012	—	(4,024)	988
Equity and other contracts	1	19	—	(10)	10
Total derivative liabilities not designated as hedging	12	9,101	—	(6,566)	2,547
Total trading liabilities	2,131	9,191	—	(6,566)	4,756
Long-term debt (c)	—	386	—	—	386
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	521	—	—	521
Foreign exchange	—	84	—	—	84
Total other liabilities – derivative liabilities designated as hedging	—	605	—	—	605
Subtotal liabilities of operations at fair value	2,131	10,182	—	(6,566)	5,747
Percentage of liabilities of operations prior to netting	17%	83%	—%
Liabilities of consolidated investment management funds	2	13	—	—	15
Total liabilities	$2,133	$10,195	$—	$(6,566)	$5,762
Percentage of total liabilities prior to netting	17%	83%	—%

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

(b)	Includes $689 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$25,308	$—	$—	$25,308
U.S. Treasury	20,076	—	—	—	20,076
Sovereign debt/sovereign guaranteed	6,613	4,137	—	—	10,750
Agency commercial MBS	—	9,691	—	—	9,691
CLOs	—	3,364	—	—	3,364
Supranational	—	2,984	—	—	2,984
Foreign covered bonds	—	2,878	—	—	2,878
State and political subdivisions	—	2,247	—	—	2,247
Other ABS	—	1,773	—	—	1,773
U.S. government agencies	—	1,657	—	—	1,657
Non-agency commercial MBS	—	1,464	—	—	1,464
Non-agency RMBS (b)	—	1,325	—	—	1,325
Foreign government agencies	—	1,161	—	—	1,161
Corporate bonds	—	1,054	—	—	1,054
Other debt securities	—	77	—	—	77
Total available-for-sale securities	26,689	59,120	—	—	85,809
Trading assets:
Debt instruments	801	2,594	—	—	3,395
Equity instruments (c)	1,114	—	—	—	1,114
Derivative assets not designated as hedging:
Interest rate	7	3,583	—	(2,202)	1,388
Foreign exchange	—	4,807	—	(3,724)	1,083
Equity and other contracts	9	59	—	(13)	55
Total derivative assets not designated as hedging	16	8,449	—	(5,939)	2,526
Total trading assets	1,931	11,043	—	(5,939)	7,035
Other assets:
Derivative assets designated as hedging:
Interest rate	—	23	—	—	23
Foreign exchange	—	266	—	—	266
Total derivative assets designated as hedging	—	289	—	—	289
Other assets (d)	68	170	—	—	238
Assets measured at NAV (d)					215
Subtotal assets of operations at fair value	28,688	70,622	—	(5,939)	93,586
Percentage of assets of operations prior to netting	29%	71%	—%
Assets of consolidated investment management funds	210	253	—	—	463
Total assets	$28,898	$70,875	$—	$(5,939)	$94,049
Percentage of total assets prior to netting	29%	71%	—%

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2018					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,006	$118	$—	$—	$1,124
Equity instruments	75	—	—	—	75
Derivative liabilities not designated as hedging:
Interest rate	12	3,104	—	(2,508)	608
Foreign exchange	—	5,215	—	(3,626)	1,589
Equity and other contracts	1	118	—	(36)	83
Total derivative liabilities not designated as hedging	13	8,437	—	(6,170)	2,280
Total trading liabilities	1,094	8,555	—	(6,170)	3,479
Long-term debt (c)	—	371	—	—	371
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	74	—	—	74
Foreign exchange	—	14	—	—	14
Total other liabilities – derivative liabilities designated as hedging	—	88	—	—	88
Subtotal liabilities of operations at fair value	1,094	9,014	—	(6,170)	3,938
Percentage of liabilities of operations prior to netting	11%	89%	—%
Liabilities of consolidated investment management funds	2	—	—	—	2
Total liabilities	$1,096	$9,014	$—	$(6,170)	$3,940
Percentage of total liabilities prior to netting	11%	89%	—%

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

(b)	Includes $832 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2019						Dec. 31, 2018
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2007-2019	$376		41%	1%	3%	55%	$315		15%	2%	3%	80%
2006	310		—	20	—	80	363		—	19	—	81
2005	333		7	1	8	84	396		9	1	7	83
2004 and earlier	194		17	21	11	51	251		16	24	11	49
Total non-agency RMBS	$1,213		17%	9%	5%	69%	$1,325		9%	11%	5%	75%
Non-agency commercial MBS originated in:
2009-2019	$2,268		98%	2%	—%	—%	$1,464		96%	4%	—%	—%
Foreign covered bonds:
Canada	$1,656		100%	—%	—%	—%	$1,524		100%	—%	—%	—%
United Kingdom	880		100	—	—	—	529		100	—	—	—
Australia	412		100	—	—	—	333		100	—	—	—
Sweden	269		100	—	—	—	187		100	—	—	—
Other	376		100	—	—	—	305		100	—	—	—
Total foreign covered bonds	$3,593		100%	—%	—%	—%	$2,878		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,815		100%	—%	—%	—%	$2,153		100%	—%	—%	—%
Germany	2,120		100	—	—	—	1,826		100	—	—	—
France	1,473		100	—	—	—	1,548		100	—	—	—
Italy	1,393		—	—	100	—	939		—	—	100	—
Spain	1,382		—	5	95	—	1,365		—	—	100	—
Netherlands	774		100	—	—	—	875		100	—	—	—
Canada	478		100	—	—	—	378		100	—	—	—
Hong Kong	465		100	—	—	—	450		100	—	—	—
Singapore	434		100	—	—	—	165		100	—	—	—
Ireland	349		—	100	—	—	625		—	100	—	—
Other (d)	467		53	23	—	24	426		75	—	—	25
Total sovereign debt/sovereign guaranteed	$13,150		75%	4%	21%	—%	$10,750		72%	6%	21%	1%
Foreign government agencies:
Germany	$843		100%	—%	—%	—%	$401		100%	—%	—%	—%
Netherlands	684		100	—	—	—	461		100	—	—	—
Sweden	205		100	—	—	—	23		100	—	—	—
Other	454		76	24	—	—	276		100	—	—	—
Total foreign government agencies	$2,186		95%	5%	—%	—%	$1,161		100%	—%	—%	—%

(a)	Represents ratings by S&P or the equivalent.

(b)
At Sept. 30, 2019 and Dec. 31, 2018, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes $689 million at Sept. 30, 2019 and $832 million at Dec. 31, 2018 that were included in the former Grantor Trust.

(d)	Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $113 million at Sept. 30, 2019 and $107 million at Dec. 31, 2018.
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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2019				Dec. 31, 2018
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$59	$4	$63	$—	$64	$4	$68
Other assets (b)	—	64	—	64	—	57	—	57
Total assets at fair value on a nonrecurring basis	$—	$123	$4	$127	$—	$121	$4	$125

(a)
The fair value of these loans decreased $1 million in the quarter ended Sept. 30, 2019 and less than $1 million in the quarter ended Dec. 31, 2018, based on the fair value of the underlying collateral, as required by guidance in ASC 310, Receivables, with an offset to the allowance for credit losses.

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

Summary of financial instruments	Sept. 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$73,811	$—	$73,811	$73,811
Interest-bearing deposits with banks	—	15,434	—	15,434	15,417
Federal funds sold and securities purchased under resale agreements	—	43,723	—	43,723	43,723
Securities held-to-maturity	4,871	29,221	—	34,092	33,778
Loans (a)	—	54,186	—	54,186	53,626
Other financial assets	6,718	1,206	—	7,924	7,924
Total	$11,589	$217,581	$—	$229,170	$228,279
Liabilities:
Noninterest-bearing deposits	$—	$55,452	$—	$55,452	$55,452
Interest-bearing deposits	—	195,449	—	195,449	194,208
Federal funds purchased and securities sold under repurchase agreements	—	11,796	—	11,796	11,796
Payables to customers and broker-dealers	—	18,364	—	18,364	18,364
Commercial paper	—	3,538	—	3,538	3,538
Borrowings	—	1,103	—	1,103	1,103
Long-term debt	—	28,209	—	28,209	27,486
Total	$—	$313,911	$—	$313,911	$311,947

(a)	Does not include the leasing portfolio.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$67,988	$—	$67,988	$67,988
Interest-bearing deposits with banks	—	14,168	—	14,168	14,148
Federal funds sold and securities purchased under resale agreements	—	46,795	—	46,795	46,795
Securities held-to-maturity	5,512	27,790	—	33,302	33,982
Loans (a)	—	55,142	—	55,142	55,161
Other financial assets	5,864	1,383	—	7,247	7,247
Total	$11,376	$213,266	$—	$224,642	$225,321
Liabilities:
Noninterest-bearing deposits	$—	$70,783	$—	$70,783	$70,783
Interest-bearing deposits	—	165,914	—	165,914	167,995
Federal funds purchased and securities sold under repurchase agreements	—	14,243	—	14,243	14,243
Payables to customers and broker-dealers	—	19,731	—	19,731	19,731
Commercial paper	—	1,939	—	1,939	1,939
Borrowings	—	3,584	—	3,584	3,584
Long-term debt	—	28,347	—	28,347	28,792
Total	$—	$304,541	$—	$304,541	$307,067

(a)	Does not include the leasing portfolio.

Note 17–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities. The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Assets of consolidated investment management funds:
Trading assets	$349	$243
Other assets	32	220
Total assets of consolidated investment management funds	$381	$463
Liabilities of consolidated investment management funds:
Trading liabilities	$7	$—
Other liabilities	8	2
Total liabilities of consolidated investment management funds	$15	$2

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $386 million at Sept. 30, 2019 and $371 million at Dec. 31, 2018. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue (a)
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Long-term debt	$(3)	$(7)	$—	$(15)	$4

(a)	The changes in fair value are approximately offset by an economic hedge included in foreign exchange and other trading revenue.

Note 18–Derivative instruments

We use derivatives to manage exposure to market risk, including interest rate risk, equity price risk and foreign currency risk, as well as credit risk. Our trading activities are focused on acting as a market-

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

maker for our customers and facilitating customer trades in compliance with the Volcker Rule.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2019.

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

The available-for-sale securities hedged consist of U.S. Treasury bonds, agency and non-agency commercial MBS, sovereign debt, corporate bonds and covered bonds that had original maturities of 30 years or less at initial purchase. At Sept. 30, 2019, $12.6 billion face amount of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $12.6 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2019, $13.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $13.9 billion. In addition, at Sept. 30, 2019, the Company utilized interest rate swaps with notional values of $1.0 billion as cash flow hedges to convert floating rate long-term debt with a par value of $1.0 billion to a fixed interest rate. A pre-tax loss of $1 million was recognized in OCI related to the cash flow hedges at Sept. 30, 2019 and will be reclassified to earnings over the next 12 months.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to Indian rupee, British pound, Hong Kong dollar, Singapore dollar and Polish zloty revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2019, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $369 million (notional), with a pre-tax loss of $1 million recorded in accumulated OCI. This loss will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At Sept. 30, 2019, $139 million face amount of available-for-sale securities were hedged with foreign currency forward contracts that had a notional value of $139 million.

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

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2019, had a combined U.S. dollar equivalent value of $167 million.

The following table presents the gains (losses) related to our hedging derivative portfolio recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q19	2Q19	3Q18	YTD19	YTD18
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$(250)	$(486)	$214	$(1,119)	$747
Hedged item	Interest revenue	243	480	(209)	1,099	(725)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	146	300	(101)	631	(610)
Hedged item	Interest expense	(145)	(298)	103	(627)	609
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Other revenue	2	(5)	—	3	—
Hedged item	Other revenue	(2)	5	—	(2)	—
Cash flow hedge of interest rate risk
(Loss) reclassified from OCI into income	Interest expense	(1)	—	—	(1)	—
Cash flow hedges of forecasted FX exposures
Gain reclassified from OCI into income	Other revenue	—	—	—	—	3
Gain (loss) reclassified from OCI into income	Staff expense	2	—	(4)	1	4
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(5)	$(4)	$3	$(15)	$28

(a)
Includes de minimis gains in the third quarter of 2019 and second quarter of 2019 and a gain of $1 million in the first nine months of 2019 associated with the amortization of the excluded component. At Sept. 30, 2019 and Dec. 31, 2018, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships in the consolidated income statement.

Impact of derivative instruments used in net investment hedging relationships in the income statement
(in millions)	Gain or (loss) recognized in accumulated OCI on derivatives						Gain or (loss) reclassified from accumulated OCI into income
Derivatives in net investment hedging relationships						Location of gain or (loss) reclassified from accumulated OCI into income
	3Q19	2Q19	3Q18	YTD19	YTD18		3Q19	2Q19	3Q18	YTD19	YTD18
FX contracts	$252	$76	$83	$322	$354	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
Available-for-sale securities (b)	$12,684	$19,201	$1,090	$(125)
Long-term debt	$14,340	$16,147	$239	$(453)

(a)
Includes $140 million and $- million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2019 and Dec. 31, 2018, respectively, and $221 million and $284 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2019 and Dec. 31, 2018, respectively.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $139 million at Sept. 30, 2019 and $148 million at Dec. 31, 2018.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2019 and Dec. 31, 2018.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$27,510	$35,890	$—	$23	$521	$74
Foreign exchange contracts	7,792	6,330	287	266	84	14
Total derivatives designated as hedging instruments			$287	$289	$605	$88
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$320,205	$248,534	$4,840	$3,590	$4,081	$3,116
Foreign exchange contracts	823,138	831,730	5,066	4,807	5,012	5,215
Equity contracts	1,559	927	14	68	17	118
Credit contracts	165	150	—	—	3	1
Total derivatives not designated as hedging instruments			$9,920	$8,465	$9,113	$8,450
Total derivatives fair value (d)			$10,207	$8,754	$9,718	$8,538
Effect of master netting agreements (e)			(6,681)	(5,939)	(6,566)	(6,170)
Fair value after effect of master netting agreements			$3,526	$2,815	$3,152	$2,368

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the consolidated balance sheet.

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

(e)
Effect of master netting agreements includes cash collateral received and paid of $815 million and $700 million, respectively, at Sept. 30, 2019, and $809 million and $1,040 million, respectively, at Dec. 31, 2018.

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

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	3Q19	2Q19	3Q18	YTD19	YTD18
Foreign exchange	$129	$150	$150	$439	$504
Other trading revenue	21	16	5	47	47
Total foreign exchange and other trading revenue	$150	$166	$155	$486	$551

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments including fixed income and equity securities and non-foreign exchange derivatives.

We also use derivative financial instruments as risk mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a de minimis loss in the third quarter of 2019 and gains of $7 million in the third quarter of 2018, $5 million in the second quarter of 2019, $23 million in the first nine months of 2019 and $6 million in the first nine months of 2018.

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

	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$4,034	$2,877
Collateral posted	$3,820	$2,801

(a)	Before consideration of cash collateral.

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

Potential close-out exposures (fair value) (a)
(in millions)	Sept. 30, 2019	Dec. 31, 2018
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$17	$15
Baa2/BBB	$472	$116
Ba1/BB+	$2,131	$1,041

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.

(b)	Represents rating by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2019 and Dec. 31, 2018, existing collateral arrangements would have required us to post additional collateral of $65 million and $100 million, respectively.

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

Offsetting of derivative assets and financial assets at Sept. 30, 2019
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,292	$2,585		$707	$203	$—	$504
Foreign exchange contracts	4,882	4,094		788	1	—	787
Equity and other contracts	2	2		—	—	—	—
Total derivatives subject to netting arrangements	8,176	6,681		1,495	204	—	1,291
Total derivatives not subject to netting arrangements	2,031	—		2,031	—	—	2,031
Total derivatives	10,207	6,681		3,526	204	—	3,322
Reverse repurchase agreements	93,236	60,094	(b)	33,142	33,122	—	20
Securities borrowing	10,581	—		10,581	10,266	—	315
Total	$114,024	$66,775		$47,249	$43,592	$—	$3,657

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2019				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$4,562	$2,532		$2,030	$1,679	$—	$351
Foreign exchange contracts	4,639	4,024		615	226	—	389
Equity and other contracts	18	10		8	—	—	8
Total derivatives subject to netting arrangements	9,219	6,566		2,653	1,905	—	748
Total derivatives not subject to netting arrangements	499	—		499	—	—	499
Total derivatives	9,718	6,566		3,152	1,905	—	1,247
Repurchase agreements	69,004	60,094	(b)	8,910	8,910	—	—
Securities lending	758	—		758	724	—	34
Total	$79,480	$66,660		$12,820	$11,539	$—	$1,281

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2018				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,144	$2,508		$636	$547	$—	$89
Foreign exchange contracts	4,747	3,626		1,121	187	—	934
Equity and other contracts	75	36		39	37	—	2
Total derivatives subject to netting arrangements	7,966	6,170		1,796	771	—	1,025
Total derivatives not subject to netting arrangements	572	—		572	—	—	572
Total derivatives	8,538	6,170		2,368	771	—	1,597
Repurchase agreements	84,665	76,040	(b)	8,625	8,625	—	—
Securities lending	997	—		997	937	—	60
Total	$94,200	$82,210		$11,990	$10,333	$—	$1,657

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2019				Dec. 31, 2018
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$60,878	$—	$—	$60,878	$76,822	$—	$—	$76,822
U.S. government agencies	930	—	—	930	759	—	—	759
Agency RMBS	3,383	—	—	3,383	3,184	—	4	3,188
Corporate bonds	268	—	1,719	1,987	416	—	1,413	1,829
Other debt securities	217	—	1,038	1,255	271	—	1,106	1,377
Equity securities	78	—	493	571	163	—	527	690
Total	$65,754	$—	$3,250	$69,004	$81,615	$—	$3,050	$84,665
Securities lending:
U.S. government agencies	$9	$—	$—	$9	$7	$—	$—	$7
Other debt securities	228	—	—	228	294	—	—	294
Equity securities	521	—	—	521	696	—	—	696
Total	$758	$—	$—	$758	$997	$—	$—	$997
Total borrowings	$66,512	$—	$3,250	$69,762	$82,612	$—	$3,050	$85,662

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2019	Dec. 31, 2018
(in millions)
Lending commitments	$50,303	$50,631
Standby letters of credit (a)	2,417	2,817
Commercial letters of credit	156	165
Securities lending indemnifications (b)(c)	398,226	401,504

(a)	Net of participations totaling $154 million at Sept. 30, 2019 and $163 million at Dec. 31, 2018.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $63 billion at Sept. 30, 2019 and $56 billion at Dec. 31, 2018.

(c)	Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $42 billion at Sept. 30, 2019 and $35 billion at Dec. 31, 2018.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.3 billion in less than one year, $18.7 billion in one to five years and $346 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $166 million at Sept. 30, 2019 and $223 million at Dec. 31, 2018. At Sept. 30, 2019, $1.6 billion of the SBLCs will expire within one year, $783 million in one to five years and $4 million over five years.

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

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $156 million at Sept. 30, 2019 and $165 million at Dec. 31, 2018.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $97 million at Sept. 30, 2019 and $106 million at Dec. 31, 2018.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $417 billion at Sept. 30, 2019 and $420 billion at Dec. 31, 2018.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2019 and Dec. 31, 2018, $63 billion and $56 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $67 billion and $59 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on settlement date. At Sept. 30, 2019, we had no unsettled repurchase agreements and $1.3 billion of unsettled reverse repurchase agreements which all settled the following day.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2019. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2019
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.2	$23.4	$26.6
Banks	7.9	1.2	9.1
Asset managers	1.3	6.7	8.0
Insurance	0.1	2.5	2.6
Government	0.1	0.3	0.4
Other	0.8	0.8	1.6
Total	$13.4	$34.9	$48.3

Commercial portfolio exposure (in billions)	Sept. 30, 2019
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.7	$5.5
Services and other	0.7	3.7	4.4
Energy and utilities	0.2	3.8	4.0
Media and telecom	—	1.0	1.0
Total	$1.7	$13.2	$14.9

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash and/or securities.

Exposure for certain administrative errors

In connection with certain offshore tax-exempt funds that we manage, we were potentially liable to the funds for certain administrative errors. The errors related to the resident status of such funds, which exposed the Company to a tax liability related to the funds’ earnings. In the third quarter of 2019, we reduced the previously established reserves for this exposure based on recent discussions and agreement with the tax authorities.

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

BNY Mellon 91

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

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Six actions remain pending in federal and state court.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 15 lawsuits against Pershing that are pending in Texas, including a putative class action. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. On July 12, 2018, a federal district court dismissed six of the individual lawsuits and those cases are on appeal. On March 8, 2019, a group of investors filed a putative class action against The Bank of New York Mellon, making the same allegations as in the prior actions brought against Pershing. FINRA arbitration proceedings also have been initiated by alleged purchasers asserting similar claims.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian

postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda., an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. In addition, the Tribunal de Contas da Uniao, an administrative tribunal, has initiated two proceedings with the purpose of determining liability for losses to two investment funds administered by DTVM in which Postalis was the exclusive investor. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager.

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. We have not received any tax demand concerning cum/ex trading. In addition, in August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined as a secondary party in connection with the prosecution of unrelated third parties. Trial commenced in September. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the third quarter of 2019. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

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

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,291	$833	(a)	$4	$3,128	(a)
Net interest revenue (expense)	753	57		(80)	730
Total revenue (loss)	3,044	890	(a)	(76)	3,858	(a)
Provision for credit losses	(15)	—		(1)	(16)
Noninterest expense	1,965	590		35	2,590
Income (loss) before income taxes	$1,094	$300	(a)	$(110)	$1,284	(a)
Pre-tax operating margin (b)	36%	34%		N/M	33%
Average assets	$269,784	$30,326		$50,569	$350,679

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $- million, representing $3 million of income and noncontrolling interests of $3 million. Total revenue and income before income taxes are net of noncontrolling interests of $3 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,227	$850	(a)	$41	$3,118	(a)
Net interest revenue (expense)	775	67		(40)	802
Total revenue	3,002	917	(a)	1	3,920	(a)
Provision for credit losses	(4)	(2)		(2)	(8)
Noninterest expense	1,954	654		39	2,647
Income (loss) before income taxes	$1,052	$265	(a)	$(36)	$1,281	(a)
Pre-tax operating margin (b)	35%	29%		N/M	33%
Average assets	$264,639	$30,709		$47,036	$342,384

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $6 million, representing $10 million of income and noncontrolling interests of $4 million. Total revenue and income before income taxes are net of noncontrolling interests of $4 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Sept. 30, 2018	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,230	$938	(a)	$7	$3,175	(a)
Net interest revenue (expense)	827	77		(13)	891
Total revenue (loss)	3,057	1,015	(a)	(6)	4,066	(a)
Provision for credit losses	1	(2)		(2)	(3)
Noninterest expense	2,030	701		6	2,737	(b)
Income (loss) before income taxes	$1,026	$316	(a)	$(10)	$1,332	(a)(b)
Pre-tax operating margin (c)	34%	31%		N/M	33%
Average assets	$246,276	$31,283		$54,782	$332,341

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $7 million, representing $10 million of income and noncontrolling interests of $3 million. Total revenue and income before income taxes are net of noncontrolling interests of $3 million.

(b)	Noninterest expense and income before income taxes include a loss attributable to noncontrolling interests of $1 million related to other consolidated subsidiaries.

(c)	Income before income taxes divided by total revenue.
N/M - Not meaningful.
BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2019	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$6,672	$2,547	(a)	$75	$9,294	(a)
Net interest revenue (expense)	2,324	199		(150)	2,373
Total revenue (loss)	8,996	2,746	(a)	(75)	11,667	(a)
Provision for credit losses	(11)	(1)		(5)	(17)
Noninterest expense	5,888	1,913		135	7,936
Income (loss) before income taxes	$3,119	$834	(a)	$(205)	$3,748	(a)
Pre-tax operating margin (b)	35%	30%		N/M	32%
Average assets	$263,489	$30,724		$48,916	$343,129

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $22 million, representing $39 million of income and noncontrolling interests of $17 million. Total revenue and income before income taxes are net of noncontrolling interests of $17 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2018	Investment Services	Investment Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$6,713	$2,891	(a)	$56	$9,660	(a)
Net interest revenue (expense)	2,545	230		(49)	2,726
Total revenue	9,258	3,121	(a)	7	12,386	(a)
Provision for credit losses	(5)	2		(8)	(11)
Noninterest expense	5,946	2,103		174	8,223	(b)
Income (loss) before income taxes	$3,317	$1,016	(a)	$(159)	$4,174	(a)(b)
Pre-tax operating margin (c)	36%	33%		N/M	34%
Average assets	$262,804	$31,577		$51,139	$345,520

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $12 million, representing $11 million of income and a loss attributable to noncontrolling interests of $1 million. Total revenue and income before income taxes are net of a loss attributable to noncontrolling interests of $1 million.

(b)	Noninterest expense and income before income taxes include a loss attributable to noncontrolling interests of $1 million related to other consolidated subsidiaries.

(c)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

Note 21–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2019		2018
Transfers from loans to other assets for other real estate owned	$1		$2
Change in assets of consolidated investment management funds	120		232
Change in liabilities of consolidated investment management funds	13		5
Change in nonredeemable noncontrolling interests of consolidated investment management funds	102		226
Securities purchased not settled	804		885
Securities sold not settled	—		249
Available-for-sale securities transferred to trading assets	—		963
Held-to-maturity securities transferred to available-for-sale	—		1,087
Premises and equipment/capitalized software funded by finance lease obligations	14		25
Premises and equipment/operating lease obligations	1,440	(a)	—

(a)	Includes $1,244 million related to the adoption of ASU 2016-02, Leases, and $196 million related to new or modified leases.

96 BNY Mellon

Item 4. Controls and Procedures

Disclosure controls and procedures

Our management, including the interim Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported and that information required to be disclosed by BNY Mellon is accumulated and communicated to BNY Mellon’s management to allow timely decisions regarding the required disclosure. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 97

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, closing of certain transactions, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and investment in technology), targets, opportunities, potential actions, growth (including those regarding our net interest revenue sensitivity and growth) and initiatives.

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

98 BNY Mellon

Forward-looking Statements (continued)

affect our business, results of operations and financial condition;

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

BNY Mellon 99

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 19 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2019. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2019			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2019
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share
July 2019	11,276	$46.67	11,276	$3,414
August 2019	9,765	45.49	9,765	2,969
September 2019	233	44.99	233	2,959
Third quarter of 2019 (a)	21,274	$46.11	21,274	2,959	(b)

(a)
Includes 29 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $46.11.

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

100 BNY Mellon

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

BNY Mellon 101

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2019. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Filed herewith.
31.1		Certification of the interim Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the interim Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104		The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2019, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

* Management contract or compensatory plan, contract or arrangement.

102 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 7, 2019	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 103