Form 10-K
period 2019-12-31
Bank of New York Mellon Corp
filed 2020-02-27
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Large accelerated filer☒    Accelerated filer ☐
Non-accelerated filer    ☐    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $41,580,614,768.

As of January 31, 2020, 890,210,117 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2020 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2019 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2019 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2020 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “future” and words of similar meaning may signify forward-looking statements. Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such development on our businesses, legal proceedings and other contingencies), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investment in technology and pension expense), targets, opportunities, potential actions, growth and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K), are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as:

•
a communications or technology disruption or failure within our infrastructure or the infrastructure of third parties that results in a loss of information, delays our ability to access information or impacts our ability to provide

BNY Mellon 1

services to our clients may materially adversely affect our business, financial condition and results of operations;

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

•	impacts from climate change, natural disasters, acts of terrorism, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations;

•	we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences;

•	weakness and volatility in financial markets and the economy generally may materially adversely affect our business, results of operations and financial condition;

•	changes in interest rates and yield curves could have a material adverse effect on our profitability;

•	transitions away from and the anticipated replacement of LIBOR and other IBORs could adversely impact our business and results of operations;

•	the UK’s withdrawal from the EU may have negative effects on global economic conditions, global financial markets, and our business and results of operations;

•	we may experience losses on securities related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition;

•
the failure or perceived weakness of any of our significant clients or counterparties, many of whom are major financial institutions and sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business;

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

2 BNY Mellon

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

BNY Mellon 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $37.1 trillion in assets under custody and/or administration and $1.9 trillion in assets under management as of Dec. 31, 2019. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two business segments, Investment Services and Investment Management. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy investments and business exits.

For a further discussion of BNY Mellon’s lines of business, products and services, see the “Overview,” “Summary of financial highlights,” “Fee and other revenue,” “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, of which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

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

BNY Mellon’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the National Bank of Belgium and is also supervised by the European Central Bank. BNY Mellon SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Dublin, Ireland; Frankfurt, Germany; London, England; the City of Luxembourg, Luxembourg; Milan, Italy; and Paris, France.  BNY Mellon SA/NV’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A –Supervision and Regulation” section in the Annual Report.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2019.

BNY Mellon 5

Supervision and Regulation

Information on the supervision and regulation of BNY Mellon can be found in the “MD&A – Supervision and Regulation” section in the Annual Report, which is incorporated herein by reference.

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Investment Services business competes with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and cash management services and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Our Investment Management business competes with domestic and international asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms and insurance companies, as well as a wide range of technology service providers. Competition is based on a number of factors including, among others, customer service, transaction execution, capital or access to capital, quality and range of products and services offered, technological innovation and expertise, price, reputation, rates, lending limits and customer convenience. Competition in the financial services industry continues to be intense and we may be at a competitive disadvantage to institutions that are not similarly subject to extensive regulation, broad-based financial services firms that have the ability to offer a wider range of products and competitors whose compensatory arrangements are not subject to the same regulatory and supervisory frameworks that apply to us.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area.

For additional discussion regarding competition, see “MD&A – Risk Factors - We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” and “MD&A – Risk Factors - Our business may be adversely affected if we are unable to attract and retain employees” in the Annual Report, which are incorporated herein by reference.

Employees

At Dec. 31, 2019, BNY Mellon and its subsidiaries had approximately 48,400 full-time employees.

Statistical Disclosures by Bank Holding Companies

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Supplemental Information (unaudited) – Rate/volume analysis” sections in the MD&A and in Note 11 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

6 BNY Mellon

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, located at 240 Greenwich Street in New York City, is a 23-story building of approximately 1.2 million square feet that we own.

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 7.3 million square feet of leased and owned space.

In Europe, the Middle East and Africa (our “EMEA” region), we have offices that total approximately 1.3 million square feet of leased and owned space and we have 1.9 million square feet of leased space in our Asia-Pacific (“APAC”) region.

Our global facilities are used across our business segments for corporate purposes. In the preceding paragraphs, square footage figures do not include excess space that has been subleased to third parties. We regularly evaluate our space capacity in relation to current and projected needs. We may incur costs if we reduce our space capacity or commit to, or occupy, new properties in locations in which we operate and dispose of existing space. These costs

BNY Mellon 7

may be material to our operating results in a given period.

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

8 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2020, there were 25,556 holders of record of our common stock.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2019 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be executed through open market repurchases, in privately negotiated transactions or by other means, including through repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 6, 12, 14, 19, 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates,” “Off-balance sheet arrangements,” “Trading activities and risk management,” “Asset/liability management” and “Risk Management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 20 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

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

As of Dec. 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the

BNY Mellon 9

effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 109 and 110 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

10 BNY Mellon

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the following sections: “Delinquent Section 16(a) Reports” under the heading “Additional Information - Information on Stock Ownership;” “Background” under the heading “Item 1 - Election of Directors - Resolution;” “Nominees” under the heading “Item 1 - Election of Directors;” and “Board Meetings and Committee Information - Committees and Committee Charters” and “- Audit Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference.
CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www.bnymellon.com/governance/directorscodeofconduct.pdf. We intend to disclose on our website any amendments to or waivers of (i) the Code of Conduct relating to executive officers (including the officers specified below) and (ii) the Directors’ Code of Conduct relating to our directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The position of Chief Executive Officer is held for the year for which the Board of Directors was elected and until the appointment and qualification of a successor or until earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

Name	Age	Positions and offices

Jolen Anderson	41
Ms. Anderson has served as Senior Executive Vice President and Global Head of Human Resources of BNY Mellon since September 2019. From 2014 to September 2019, Ms. Anderson served as Senior Vice President, Chief Diversity Officer and Chief Counsel, Employment and Social Responsibility, for Visa Inc.

Bridget E. Engle	56
Ms. Engle has served as Senior Executive Vice President and Chief Information Officer of BNY Mellon since June 2017. From April 2015 to March 2017, Ms. Engle served as Bank of America Corporation’s Chief Information Officer for Global Commercial Banking and Markets Technology. From 2011 to April 2015, Ms. Engle was Bank of America’s Chief Information Officer for Consumer Banking.

Thomas P. (Todd) Gibbons	63
Mr. Gibbons has served as interim Chief Executive Officer of BNY Mellon since September 2019, and was Vice Chairman and Chief Executive Officer of Clearing, Markets and Client Management of BNY Mellon from January 2018 to September 2019, and Vice Chairman and Chief Financial Officer of BNY Mellon from July 2008 to January 2018.

Mitchell E. Harris	65
Mr. Harris has served as Senior Executive Vice President and Chief Executive Officer of Investment Management of BNY Mellon since February 2016 and was President of Investment Management from May 2011 to February 2016.

Hani A. Kablawi	51
Mr. Kablawi has served as Senior Executive Vice President and Head of International since January 2020 and Chairman of EMEA since January 2018 and was Chief Executive Officer of Global Asset Servicing of BNY Mellon from January 2018 to January 2020 and Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018. Mr. Kablawi previously served as Chief Executive Officer of EMEA Asset Servicing from January 2012 to July 2016.

BNY Mellon 11

Name	Age	Positions and offices
Senthil Kumar	54
Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019 and managed Citi’s risk for their Financial Institutions and Public Sector team, and Alternative Investments business from 2004 to 2014.

Kurtis R. Kurimsky	46
Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015 and was Acting Controller from February 2015 to July 2015. Mr. Kurimsky previously served as Deputy Controller of BNY Mellon from May 2014 to February 2015.

Francis (Frank) La Salla	56
Mr. La Salla has served as Senior Executive Vice President and Chief Executive Officer of Issuer Services of BNY Mellon since January 2018 and was Chief Executive Officer of Corporate Trust from May 2017 to January 2018. Mr. La Salla previously served as Chief Executive Officer of Global Structured Products and Alternative Investment Services from March 2014 to May 2017.

J. Kevin McCarthy	55	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014.

Lester J. Owens	62
Mr. Owens has served as Senior Executive Vice President and Head of Operations of BNY Mellon since February 2019. From 2007 to December 2018, Mr. Owens served as managing director responsible for Wholesale Banking Operations at JPMorgan Chase & Co., with additional responsibility for Corporate & Investment Bank Client Onboarding from 2017 through 2018.

Roman Regelman	48
Mr. Regelman has served as Senior Executive Vice President and Head of Asset Servicing since January 2020 and Head of Digital of BNY Mellon since September 2018. From 2011 to December 2017, Mr. Regelman was partner, managing director and co-leader of the financial institutions digital business at Boston Consulting Group.

Michael P. Santomassimo	44
Mr. Santomassimo has served as Senior Executive Vice President and Chief Financial Officer of BNY Mellon since January 2018 and was Chief Financial Officer of Investment Services from July 2016 to January 2018. Mr. Santomassimo served as Chief Financial Officer, Banking, at JPMorgan Chase & Co., which included Investment Banking (Advisory and Equity and Debt Capital Markets) as well as Treasury Services from December 2013 to June 2016.

Akash Shah	34
Mr. Shah has served as Senior Executive Vice President and Head of Global Client Management since January 2020 and Head of Strategy of BNY Mellon since July 2018. From 2006 to July 2018, Mr. Shah worked at McKinsey & Company, most recently as a partner and co-head of the Capital Markets & Investment Banking practice.

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

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	112-113
	Consolidated Comprehensive Income Statement	114
	Consolidated Balance Sheet	115
	Consolidated Statement of Cash Flows	116
	Consolidated Statement of Changes in Equity	117-119
	Notes to Consolidated Financial Statements	120-191
	Report of Independent Registered Public Accounting Firm	192

	Selected Quarterly Data (unaudited)	104

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 15 through 23 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

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

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.

BNY Mellon 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

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
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated Feb. 23, 1994 and Nov. 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Oct. 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.

16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.7	*	Amendment dated as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment dated as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.11	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.12	*	Amendment dated as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.13	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.14	*	Amendment dated as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.15	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.16	*	Amendment dated as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.17	*	Amendment dated as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.18	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.19	*	Amendment dated as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.20	*	Amendment dated Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.21	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.22	*	Amendment dated as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.23	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.24	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.25	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.26	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.27	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.28	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.29	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.30	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.31	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.32	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.33	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.34	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.35	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan.	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.36	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
10.37	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.38	*	Amendment dated as of Dec. 14, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.39	*	The Bank of New York Mellon Corporation Executive Severance Plan (as amended effective Feb. 19, 2016).	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2016, and incorporated herein by reference.
10.40	*	The Bank of New York Mellon Corporation 2016 Executive Incentive Compensation Plan.	Previously filed as Annex B to the Company’s definitive Proxy Statement on Schedule 14A filed on March 11, 2016 and incorporated herein by reference.
10.41	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.42	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.43	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2016, and incorporated herein by reference.
10.44	*	2016 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.45	*	2016 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.46	*	Letter Agreement, dated July 13, 2017, between The Bank of New York Mellon Corporation and Charles W. Scharf.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on July 17, 2017, and incorporated herein by reference.
10.47	*	2017 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.48	*	2017 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.49	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.50	*	2018 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.51	*	2018 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.52	*	Amendment dated as of Oct. 18, 2018 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2018, and incorporated herein by reference.
10.53	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.54	*	2019 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.55	*	2019 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.

BNY Mellon 21

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.56 *	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
13.1
All portions of The Bank of New York Mellon Corporation 2019 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1	Primary subsidiaries of the Company.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

22 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Thomas P. Gibbons
Thomas P. Gibbons
Interim Chief Executive Officer

DATED: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Thomas P. Gibbons	Director and Principal Executive Officer
Thomas P. Gibbons
Interim Chief Executive Officer

By:	/s/ Michael P. Santomassimo	Principal Financial Officer
Michael P. Santomassimo
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; Jeffrey A. Goldstein; Edmund F. Kelly; Jennifer B. Morgan; Elizabeth E. Robinson; Samuel C. Scott III; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 27, 2020
J. Kevin McCarthy
Attorney-in-fact

24 BNY Mellon