Form 10-Q
period 2020-06-30
Bank of New York Mellon Corp
filed 2020-08-06
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020
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

As of June 30, 2020, 885,861,714 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2020 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2020 and subsequent events	4
Highlights of second quarter 2020 results	5
Impact of coronavirus pandemic on our business	6
Fee and other revenue	7
Net interest revenue	10
Noninterest expense	13
Income taxes	13
Review of businesses	14
Critical accounting estimates	21
Consolidated balance sheet review	21
Liquidity and dividends	32
Capital	37
Trading activities and risk management	41
Asset/liability management	44
Off-balance sheet arrangements	44
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	45
Recent accounting and regulatory developments	47
Website information	48

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	49
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$901	$944	$969	$1,845	$1,879
Basic earnings per share	$1.01	$1.05	$1.01	$2.06	$1.95
Diluted earnings per share	$1.01	$1.05	$1.01	$2.06	$1.95

Fee and other revenue	$3,176	$3,332	$3,112	$6,508	$6,144
Income (loss) from consolidated investment management funds	54	(38)	10	16	36
Net interest revenue	780	814	802	1,594	1,643
Total revenue	$4,010	$4,108	$3,924	$8,118	$7,823

Return on common equity (annualized)	9.4%	10.1%	10.4%	9.7%	10.2%
Return on tangible common equity (annualized) – Non-GAAP (a)	18.5%	20.4%	21.2%	19.4%	20.9%

Return on average assets (annualized)	0.87%	0.99%	1.13%	0.93%	1.12%

Fee revenue as a percentage of total revenue	79%	81%	79%	80%	78%

Non-U.S. revenue as a percentage of total revenue	36%	36%	36%	36%	36%

Pre-tax operating margin	29%	30%	33%	30%	32%

Net interest margin	0.88%	1.01%	1.12%	0.94%	1.16%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	0.88%	1.01%	1.12%	0.94%	1.16%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$37.3	$35.2	$35.5	$37.3	$35.5
Assets under management (“AUM”) at period end (in billions) (d)	$1,961	$1,796	$1,843	$1,961	$1,843
Market value of securities on loan at period end (in billions) (e)	$384	$389	$369	$384	$369

Average common shares and equivalents outstanding (in thousands):
Basic	889,020	894,122	951,281	891,642	956,887
Diluted	890,561	896,689	953,928	893,603	959,957

Selected average balances:
Interest-earning assets	$357,562	$323,936	$287,417	$340,749	$284,816
Total assets	$415,359	$385,278	$342,384	$400,318	$339,292
Interest-bearing deposits	$210,643	$197,632	$167,545	$204,138	$163,734
Noninterest-bearing deposits	$72,411	$60,577	$52,956	$66,494	$53,765
Long-term debt	$28,122	$27,231	$27,681	$27,677	$27,966
Preferred stock	$4,010	$3,542	$3,542	$3,776	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$38,476	$37,664	$37,487	$38,070	$37,287

Other information at period end:
Cash dividends per common share	$0.31	$0.31	$0.28	$0.62	$0.56
Common dividend payout ratio	31%	30%	28%	30%	29%
Common dividend yield (annualized)	3.2%	3.7%	2.5%	3.2%	2.6%
Closing stock price per common share	$38.65	$33.68	$44.15	$38.65	$44.15
Market capitalization	$34,239	$29,822	$41,619	$34,239	$41,619
Book value per common share	$44.21	$42.47	$40.30	$44.21	$40.30
Tangible book value per common share – Non-GAAP (a)	$23.31	$21.53	$20.45	$23.31	$20.45
Full-time employees	48,300	47,900	49,100	48,300	49,100
Common shares outstanding (in thousands)	885,862	885,443	942,662	885,862	942,662

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2020	March 31, 2020	Dec. 31, 2019
Average liquidity coverage ratio (“LCR”)	112%	115%	120%

Regulatory capital ratios: (f)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	12.6%	11.4%	11.5%
Tier 1 capital ratio	15.4	13.5	13.7
Total capital ratio	16.3	14.3	14.4
Standardized:
CET1 ratio	12.7%	11.3%	12.5%
Tier 1 capital ratio	15.6	13.5	14.8
Total capital ratio	16.6	14.4	15.8

Tier 1 leverage ratio	6.2%	6.0%	6.6%
Supplementary leverage ratio (“SLR”) (g)	8.2	5.6	6.1

BNY Mellon shareholders’ equity to total assets ratio	9.9%	8.8%	10.9%
BNY Mellon common shareholders’ equity to total assets ratio	8.9	8.0	9.9

(a)
Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.

(b)	See “Net interest revenue” on page 10 for a reconciliation of this Non-GAAP measure.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.3 trillion at June 30, 2020, $1.2 trillion at March 31, 2020 and $1.4 trillion at June 30, 2019.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at June 30, 2020, $59 billion at March 31, 2020 and $64 billion at June 30, 2019.

(f)
For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 37.

(g)
The SLR at June 30, 2020 reflects the exclusion of certain central bank placements and the temporary exclusion of U.S. Treasury securities from the leverage exposure. This temporary exclusion increased our consolidated SLR by 40 basis points. See “Capital” beginning on page 37 for additional information.

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

BNY Mellon has two business segments, Investment Services and Investment and Wealth Management (formerly Investment Management), which offer a comprehensive set of capabilities and deep expertise across the investment lifecycle, enabling the Company to provide solutions to buy-side and sell-side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our two business segments and lines of business, with the remaining operations in the Other segment.

Key second quarter 2020 and subsequent events

Emily Portney named Chief Financial Officer

In July 2020, Emily Portney was appointed Chief Financial Officer, succeeding Michael P. Santomassimo, and joined the Company’s Executive Committee. Ms. Portney previously led the client management, sales and services teams for the Asset Servicing business globally and oversaw the Americas region for the Asset Servicing business. She has also previously held senior financial roles.

CCAR and common stock repurchases

In March 2020, we and the other members of the Financial Services Forum announced the temporary suspension of share repurchases until the end of the second quarter of 2020 to preserve capital and liquidity in order to further the objective of using capital and liquidity to support clients and customers.

4 BNY Mellon

On June 25, 2020, the Federal Reserve released the results of its annual stress tests for 2020 and additional sensitivity analyses that the Federal Reserve conducted in light of the coronavirus pandemic. The Federal Reserve also notified BNY Mellon that its stress capital buffer (“SCB”) requirement will be 2.5%, which equals the regulatory floor. The SCB will be effective on Oct. 1, 2020.

The Federal Reserve also announced that it has required participating Comprehensive Capital Analysis and Review (“CCAR”) firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms would not be permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. The Federal Reserve also stated that it may extend these limitations quarter-by-quarter.

Highlights of second quarter 2020 results

Net income applicable to common shareholders was $901 million, or $1.01 per diluted common share, in the second quarter of 2020. Net income applicable to common shareholders was $969 million, or $1.01 per diluted common share, in the second quarter of 2019. The highlights below are based on the second quarter of 2020 compared with the second quarter of 2019, unless otherwise noted.

•	Total revenue of $4.0 billion increased 2% primarily reflecting:

•
Fee revenue increased 2% primarily reflecting higher fees in Pershing and Asset Servicing, partially offset by money market fee waivers, lower investment management fees and the unfavorable impact of a stronger U.S. dollar. (See “Fee and other revenue” beginning on page 7.)

•
Net interest revenue decreased 3% primarily reflecting lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates and higher deposits, securities portfolio and loans. (See “Net interest revenue” on page 10.)

•	Provision for credit losses was $143 million primarily reflecting increased downgrades and the continuation of the challenging macroeconomic outlook. (See “Consolidated balance sheet review - Allowance for credit losses” beginning on page 29.)

•
Noninterest expense increased 1% primarily reflecting the continued investments in technology and higher staff and pension expenses, partially offset by lower business development (travel and marketing) expense and the favorable impact of a stronger U.S. dollar. (See “Noninterest expense” on page 13.)

•	Effective tax rate of 18.3%. (See “Income taxes” on page 13.)

Capital and liquidity

•
CET1 ratio was 12.6% under the Advanced Approaches at June 30, 2020, compared with 11.3% under the Standardized Approach at March 31, 2020. The increase in the CET1 ratio primarily reflects capital generated through earnings and unrealized gains on assets available-for-sale, partially offset by capital deployed through dividend payments. (See “Capital” beginning on page 37.)

•	Tier 1 capital increased $2.55 billion, including the issuance of $1 billion of preferred stock. (See “Capital” beginning on page 37.)

Highlights of our principal businesses

Investment Services

•	Total revenue increased 3%.

•	Fee revenue increased 5%.

•	Income before income taxes decreased 8%.

•	AUC/A of $37.3 trillion, increased 5%, primarily reflecting higher client inflows, market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.

Investment and Wealth Management

•	Total revenue decreased 3%.

•	Income before income taxes decreased 15%.

•
AUM of $2.0 trillion, increased 6%, primarily reflecting higher market values and net inflows, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound).

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

At the end of June 2020, approximately 95% of our employees continued to work from home and be fully operational with minimal disruption to servicing our clients. However, our continued reliance on work-from-home arrangements may result in increased operational risks.

Market volatility associated with the performance of global equity and fixed income markets and lower interest rates has had, and may continue to have, a considerable impact on all of our businesses. Our lower-risk diversified fee-based business model benefits from heightened volatility and a flight-to-quality on a relative basis compared with other credit-focused financial institutions.

Our Investment Services businesses were favorably impacted by higher client volumes in the first and second quarters of 2020 compared with the prior year. The significant increases in market volatility also resulted in increased client activity in foreign exchange, and higher asset servicing, clearing services in Pershing, as well as clearance and collateral management fee revenue. However, the heightened volumes and volatility were lower in the second quarter compared with the first quarter of 2020.

This volatility coupled with the interest rate environment also led to an increase in deposit levels from the prior year as our clients increased the levels of cash placed with us. This favorably impacted net interest revenue. However, the low interest rate environment has begun to more than offset that benefit and is expected to continue to reduce our net interest revenue and margin.

Given the recent levels of short-term interest rates, money market mutual funds have begun to waive fees, which reduced fee revenue in the second quarter of 2020. See further discussion of money market fee waivers in “Fee and other revenue.”

As discussed above under “Key second quarter 2020 and subsequent events,” we and the other members of the Financial Services Forum announced in March 2020 that we would suspend share repurchases through the second quarter of 2020. Additionally, in connection with the Federal Reserve’s release of the CCAR results in June 2020, BNY Mellon announced that it will not conduct open market common stock repurchases in the third quarter of 2020, as required of all participating CCAR firms, and will continue the current quarterly common stock dividend of $0.31 per share. See “Recent regulatory developments” for additional information related to the 2020 CCAR results.

The significant changes in market values during 2020 have impacted revenue related to seed capital investments (net of hedges) in our Investment and Wealth Management business, which benefited the second quarter of 2020 and negatively impacted the first quarter of 2020. Also, in the second quarter, the Investment and Wealth Management business was negatively impacted by higher money market fee waivers.

During the first quarter of 2020, we purchased $2.2 billion of commercial paper and certificates of deposit (“CDs”) from affiliated money market mutual funds in order to provide liquidity support to the funds. We also purchased $650 million in the first quarter of 2020 and $1.1 billion in the second quarter of 2020 of commercial paper and CDs from third-party money market mutual funds and funded this purchase through the Federal Reserve Bank of Boston’s Money Market Mutual Fund Liquidity Facility (“MMLF”) program. See “Recent regulatory developments” in the First Quarter 2020 Form 10-Q for additional information on the MMLF.

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

6 BNY Mellon

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

Fee and other revenue

Fee and other revenue								YTD20
				2Q20 vs.				vs.
(dollars in millions, unless otherwise noted)	2Q20	1Q20	2Q19	1Q20	2Q19	YTD20	YTD19	YTD19
Investment services fees:
Asset servicing fees (a)	$1,173	$1,159	$1,141	1%	3%	$2,332	$2,263	3%
Clearing services fees (b)	431	470	410	(8)	5	901	808	12
Issuer services fees	277	263	291	5	(5)	540	542	—
Treasury services fees	144	149	140	(3)	3	293	272	8
Total investment services fees	2,025	2,041	1,982	(1)	2	4,066	3,885	5
Investment management and performance fees	786	862	833	(9)	(6)	1,648	1,674	(2)
Foreign exchange and other trading revenue	166	319	166	(48)	—	485	336	44
Financing-related fees	58	59	50	(2)	16	117	101	16
Distribution and servicing	27	31	31	(13)	(13)	58	62	(6)
Investment and other income	105	11	43	N/M	N/M	116	78	N/M
Total fee revenue	3,167	3,323	3,105	(5)	2	6,490	6,136	6
Net securities gains	9	9	7	N/M	N/M	18	8	N/M
Total fee and other revenue	$3,176	$3,332	$3,112	(5)%	2%	$6,508	$6,144	6%

Fee revenue as a percentage of total revenue	79%	81%	79%			80%	78%

AUC/A at period end (in trillions) (c)	$37.3	$35.2	$35.5	6%	5%	$37.3	$35.5	5%
AUM at period end (in billions) (d)	$1,961	$1,796	$1,843	9%	6%	$1,961	$1,843	6%

(a)
Asset servicing fees include the fees from the Clearance and Collateral Management business and also include securities lending revenue of $56 million in the second quarter of 2020, $51 million in the first quarter of 2020, $44 million in the second quarter of 2019, $107 million in the first six months of 2020 and $92 million in the first six months of 2019.

(b)	Clearing services fees are almost entirely earned by our Pershing business.

(c)
Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.3 trillion at June 30, 2020, $1.2 trillion at March 31, 2020 and $1.4 trillion at June 30, 2019.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M - Not meaningful.

Fee and other revenue increased 2% compared with the second quarter of 2019 and decreased 5% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher investment and other income, asset servicing fees and clearing services fees, partially offset by lower investment management and performance fees. The decrease compared with the first quarter of 2020 primarily reflects lower foreign exchange and other trading revenue, investment management and performance fees and clearing services fees, partially offset by higher investment and other income.

Money market fee waivers

Given the recent levels of short-term interest rates, money market mutual fund fees and other similar fees have begun to be waived to protect investors from negative returns. The fee waivers are initially primarily impacting clearing services fees in Pershing, and to a lesser extent revenue in our other

BNY Mellon 7

businesses including investment management fees and distribution and servicing revenue in Investment Management (formerly Asset Management) and fees in other Investment Services businesses, but also result in lower distribution and servicing expense. Money market fee waivers are highly sensitive to changes in short-term interest rates and are difficult to predict, but are expected to grow over the coming quarters.

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. A majority of the money market fee waivers were driven by low short-term interest rates. An increase in money market balances in the second quarter 2020 compared with the first quarter 2020 resulted in an approximate $50 million increase in total fee and other revenue which partially offset the increase in money market fee waivers.

Money market fee waivers
(in millions)	2Q20	1Q20
Investment services fees:
Clearing services fees	$(50)	$(9)
Issuer services fees	(1)	—
Treasury services fees	(2)	—
Total investment services fees	(53)	(9)
Investment management and performance fees	(30)	(14)
Distribution and servicing revenue	(3)	—
Total fee and other revenue	(86)	(23)
Less: Distribution and servicing expense	7	—
Net impact of money market fee waivers	$(79)	$(23)

Impact to revenue by line of business:
Asset Servicing	$(1)	$—
Pershing	(60)	(9)
Issuer Services	(1)	—
Investment Management	(24)	(14)
Total impact to revenue by line of business	$(86)	$(23)
Note: The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

Assuming quarter-end money market balances, we expect the impact from fee waivers, net of lower distribution and servicing expense, to increase in the third quarter of 2020 by approximately $30 million to $45 million and to increase an incremental $25 million in the fourth quarter of 2020, for a full run rate of approximately $135 million to $150 million. This impact may be partially offset depending on the levels of money market balances.

Investment services fees

Investment services fees increased 2% compared with the second quarter of 2019 and decreased 1% compared with the first quarter of 2020 reflecting the following:

•	Asset servicing fees increased 3% compared with the second quarter of 2019 and 1% compared with the first quarter of 2020. Both increases primarily reflect higher volumes from existing clients.

•
Clearing services fees increased 5% compared with the second quarter of 2019 and decreased 8% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher money market balances and clearing volumes, partially offset by the impact of rate-driven money market fee waivers. The decrease compared with the first quarter of 2020 primarily reflects the impact of rate-driven money market fee waivers and lower clearing volumes, partially offset by higher money market balances.

•
Issuer services fees decreased 5% compared with the second quarter of 2019 and increased 5% compared with the first quarter of 2020. The decrease compared with the second quarter of 2019 primarily reflects lower Depositary Receipts and Corporate Trust fees. The increase compared with the first quarter of 2020 primarily reflects higher Depositary Receipts fees.

•
Treasury services fees increased 3% compared with the second quarter of 2019 and decreased 3% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher liquidity fees. The decrease compared with the first quarter of 2020 primarily reflects lower payment volumes and other fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 6% compared with the second quarter of 2019 and 9% compared with the first quarter of 2020. The decrease compared with the second quarter of 2019 primarily reflects money market fee waivers, the unfavorable change in the mix of AUM since the second quarter of 2019 and the unfavorable impact of

8 BNY Mellon

a stronger U.S. dollar (principally versus the British pound). The decrease compared with the first quarter of 2020 primarily reflects the timing of performance fees and money market fee waivers. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 5% compared with the second quarter of 2019. Performance fees were $5 million in the second quarter of 2020, $2 million in the second quarter of 2019 and $50 million in the first quarter of 2020.

AUM was $2.0 trillion at June 30, 2020, an increase of 6% compared with June 30, 2019, primarily reflecting higher market values and net inflows, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound).

See “Investment and Wealth Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Foreign exchange	$174	$253	$150	$427	$310
Other trading (loss) revenue	(8)	66	16	58	26
Total foreign exchange and other trading revenue	$166	$319	$166	$485	$336

Foreign exchange and other trading revenue was unchanged compared with the second quarter of 2019 and decreased 48% compared with the first quarter of 2020.

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, and the impact of foreign currency hedging activities. In the second quarter of 2020, foreign exchange revenue totaled $174 million, an increase of 16% compared with the second quarter of 2019 and a decrease of 31% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 reflects higher volatility partially offset by the negative impact of foreign currency translation hedging (mostly offset in investment and other income). The decrease compared with the first quarter of 2020 reflects lower volumes and volatility and the negative impact of foreign currency translation hedging. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment and Wealth Management business and the Other segment.

Other trading losses totaled $8 million in the second quarter of 2020 compared with other trading revenue of $16 million in the second quarter of 2019 and other trading revenue of $66 million in the first quarter of 2020. Both decreases primarily reflect the impact of Investment Management seed capital hedging activities. Other trading revenue is reported in all three business segments.

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Corporate/bank-owned life insurance	$36	$36	$32	$72	$62
Expense reimbursements from joint venture	19	21	19	40	38
Asset-related gains	3	4	1	7	2
Seed capital gains (losses) (a)	23	(31)	8	(8)	10
Other income (loss)	24	(19)	(17)	5	(34)
Total investment and other income	$105	$11	$43	$116	$78

(a)	Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

Investment and other income increased compared with both the second quarter of 2019 and first quarter of 2020. Both increases primarily reflect equity investment gains, including seed capital investments, foreign currency translation gains and a one-time fee in the Asset Servicing business. The increase compared with the first quarter of 2020 was partially offset by a one-time fee in the Pershing business recorded in the first quarter of 2020.

Year-to-date 2020 compared with year-to-date 2019

Fee and other revenue increased 6% compared with the first six months of 2019, primarily reflecting higher foreign exchange and other trading revenue, clearing services fees, asset servicing fees and investment and other income. The 44% increase in foreign exchange and other trading revenue primarily reflects higher volatility and volumes. The 12% increase in clearing services fees primarily reflects

BNY Mellon 9

higher transaction fees and money market balances, partially offset by money market fee waivers. The 3% increase in asset servicing fees primarily reflects higher volumes from existing clients. The increase in investment and other income revenue primarily reflects one-time fees in the Pershing and Asset Servicing businesses.

Net interest revenue

Net interest revenue										YTD20
				2Q20 vs.						vs.
(dollars in millions)	2Q20	1Q20	2Q19	1Q20		2Q19		YTD20	YTD19	YTD19
Net interest revenue – GAAP	$780	$814	$802	(4)%		(3)%		$1,594	$1,643	(3)%
Add: Tax equivalent adjustment	2	2	4	N/M		N/M		4	8	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$782	$816	$806	(4)%		(3)%		$1,598	$1,651	(3)%

Average interest-earning assets	$357,562	$323,936	$287,417	10%		24%		$340,749	$284,816	20%

Net interest margin – GAAP	0.88%	1.01%	1.12%	(13	) bps	(24	) bps	0.94%	1.16%	(22	) bps
Net interest margin (FTE) – Non-GAAP (a)	0.88%	1.01%	1.12%	(13	) bps	(24	) bps	0.94%	1.16%	(22	) bps

(a)
Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

N/M - Not meaningful.
bps - basis points.

Net interest revenue decreased 3% compared with the second quarter of 2019 and 4% compared with the first quarter of 2020. The decrease compared with the second quarter of 2019 primarily reflects lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates and higher deposits, securities portfolio and loans. The decrease compared with the first quarter of 2020 was primarily driven by lower interest rates on interest-earning assets. This was partially offset by the benefit of lower deposit and funding rates, higher securities portfolio and the impact of hedging activities (primarily offset in foreign exchange and other trading revenue).

Net interest margin decreased 24 basis points compared with the second quarter of 2019 and 13 basis points compared with the first quarter of 2020. Both decreases primarily reflect lower asset yields and higher interest-earning assets, partially offset by lower deposit rates.

Average interest-earning assets of $358 billion in the second quarter of 2020 increased 24% compared with the second quarter of 2019 and 10% compared with the first quarter of 2020. Both increases primarily reflect higher interest-bearing deposits with the Federal Reserve and other central banks and securities portfolio.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2020. Approximately 40% of the average non-U.S. dollar deposits in the second quarter of 2020 were euro denominated.

Net interest revenue in future quarters will depend on the level and mix of client deposits, deposit rates, as well as the level and shape of the yield curve, which may result in lower yields on interest-earning assets.

Year-to-date 2020 compared with year-to-date 2019

Net interest revenue decreased 3% compared with the first six months of 2019, primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates and higher deposits, securities portfolio and loans. The decrease in net interest margin primarily reflects lower asset yields and higher interest-earning assets, partially offset by lower deposit and funding rates and higher deposits and securities portfolio.

Average interest-earning assets of $341 billion in the first six months of 2020 increased 20% compared with the first six months of 2019. The increase primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks, securities portfolio and loans.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	June 30, 2020			March 31, 2020			June 30, 2019
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$94,229	$(7)	(0.03)%	$80,403	$80	0.39%	$61,756	$113	0.72%
Interest-bearing deposits with banks (primarily foreign banks)	21,093	40	0.76	17,081	58	1.37	13,666	64	1.87
Federal funds sold and securities purchased under resale agreements (a)	30,265	61	0.82	34,109	396	4.67	38,038	568	5.99
Margin loans	12,791	40	1.28	12,984	87	2.69	10,920	119	4.36
Non-margin loans:
Domestic offices	31,185	172	2.21	31,720	238	3.02	29,492	284	3.86
Foreign offices	12,743	58	1.84	11,170	71	2.55	9,961	81	3.29
Total non-margin loans	43,928	230	2.10	42,890	309	2.89	39,453	365	3.71
Securities:
U.S. government obligations	27,901	105	1.52	23,175	108	1.87	18,870	103	2.19
U.S. government agency obligations	74,583	358	1.92	69,046	400	2.32	66,445	428	2.58
State and political subdivisions (b)	1,025	7	2.98	1,033	8	3.06	1,735	13	2.89
Other securities (b)	45,511	93	0.82	36,375	86	0.95	30,770	157	2.04
Trading securities (b)	6,236	18	1.13	6,840	40	2.36	5,764	39	2.72
Total securities (b)	155,256	581	1.50	136,469	642	1.88	123,584	740	2.40
Total interest-earning assets (b)	$357,562	$945	1.06%	$323,936	$1,572	1.95%	$287,417	$1,969	2.74%
Noninterest-earning assets	57,797			61,342			54,967
Total assets	$415,359			$385,278			$342,384
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$102,135	$15	0.06%	$99,915	$170	0.69%	$74,180	$251	1.36%
Foreign offices	108,508	(32)	(0.12)	97,717	70	0.29	93,365	181	0.78
Total interest-bearing deposits	210,643	(17)	(0.03)	197,632	240	0.49	167,545	432	1.04
Federal funds purchased and securities sold under repurchase agreements (a)	14,209	1	0.03	13,919	275	7.96	11,809	372	12.64
Trading liabilities	1,974	2	0.39	1,626	7	1.61	1,735	11	2.47
Other borrowed funds	2,272	7	1.30	719	4	2.27	2,455	20	3.36
Commercial paper	191	1	1.02	1,581	6	1.56	2,957	18	2.43
Payables to customers and broker-dealers	18,742	(1)	(0.01)	16,386	30	0.73	15,666	69	1.76
Long-term debt	28,122	170	2.42	27,231	194	2.83	27,681	241	3.45
Total interest-bearing liabilities	$276,153	$163	0.24%	$259,094	$756	1.17%	$229,848	$1,163	2.03%
Total noninterest-bearing deposits	72,411			60,577			52,956
Other noninterest-bearing liabilities	24,121			24,229			18,362
Total liabilities	372,685			343,900			301,166
Temporary equity
Redeemable noncontrolling interests	74			66			53
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	42,486			41,206			41,029
Noncontrolling interests	114			106			136
Total permanent equity	42,600			41,312			41,165
Total liabilities, temporary equity and permanent equity	$415,359			$385,278			$342,384
Net interest revenue (FTE) – Non-GAAP (c)		$782			$816			$806
Net interest margin (FTE) – Non-GAAP (b)(c)			0.88%			1.01%			1.12%
Less: Tax equivalent adjustment (b)		2			2			4
Net interest revenue – GAAP		$780			$814			$802
Net interest margin – GAAP			0.88%			1.01%			1.12%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $67 billion for the second quarter of 2020, $80 billion for the first quarter of 2020 and $51 billion for the second quarter of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.26% for the second quarter of 2020, 1.39% for the first quarter of 2020 and 2.57% for the second quarter of 2019.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.00% for the second quarter of 2020, 1.18% for the first quarter of 2020 and 2.39% for the second quarter of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%.

(c)	See “Net interest revenue” on page 10 for a reconciliation of this Non-GAAP measure.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	June 30, 2020			June 30, 2019
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$87,316	$73	0.16%	$62,665	$252	0.80%
Interest-bearing deposits with banks (primarily foreign banks)	19,087	98	1.03	13,761	127	1.86
Federal funds sold and securities purchased under resale agreements (a)	32,187	457	2.86	33,528	1,042	6.26
Margin loans	12,887	127	1.99	11,790	254	4.35
Non-margin loans:
Domestic offices	31,453	410	2.62	28,838	553	3.85
Foreign offices	11,956	129	2.17	10,235	167	3.30
Total non-margin loans	43,409	539	2.49	39,073	720	3.71
Securities:
U.S. government obligations	25,538	213	1.68	21,220	232	2.21
U.S. government agency obligations	71,815	758	2.11	65,660	855	2.60
State and political subdivisions (b)	1,029	15	3.02	1,969	28	2.80
Other securities (b)	40,943	179	0.88	29,715	308	2.08
Trading securities (b)	6,538	58	1.77	5,435	75	2.81
Total securities (b)	145,863	1,223	1.68	123,999	1,498	2.42
Total interest-earning assets (b)	$340,749	$2,517	1.48%	$284,816	$3,893	2.75%
Noninterest-earning assets	59,569			54,476
Total assets	$400,318			$339,292
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$101,025	$185	0.37%	$72,381	$475	1.32%
Foreign offices	103,113	38	0.07	91,353	348	0.77
Total interest-bearing deposits	204,138	223	0.22	163,734	823	1.01
Federal funds purchased and securities sold under repurchase agreements (a)	14,064	276	3.95	11,865	703	11.95
Trading liabilities	1,800	9	0.94	1,521	18	2.37
Other borrowed funds	1,495	11	1.53	2,878	44	3.08
Commercial paper	886	7	1.50	2,171	26	2.43
Payables to customers and broker-dealers	17,564	29	0.33	15,887	139	1.76
Long-term debt	27,677	364	2.62	27,966	489	3.48
Total interest-bearing liabilities	$267,624	$919	0.69%	$226,022	$2,242	2.00%
Total noninterest-bearing deposits	66,494			53,765
Other noninterest-bearing liabilities	24,174			18,494
Total liabilities	358,292			298,281
Temporary equity
Redeemable noncontrolling interests	70			65
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	41,846			40,829
Noncontrolling interests	110			117
Total permanent equity	41,956			40,946
Total liabilities, temporary equity and permanent equity	$400,318			$339,292
Net interest revenue (FTE) – Non-GAAP (c)		$1,598			$1,651
Net interest margin (FTE) – Non-GAAP (b)(c)			0.94%			1.16%
Less: Tax equivalent adjustment (b)		4			8
Net interest revenue – GAAP		$1,594			$1,643
Net interest margin – GAAP			0.94%			1.16%

(a)
Includes the average impact of offsetting under enforceable netting agreements of approximately $73 billion for the first six months of 2020 and $47 billion for the first six months of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.87% for the first six months of 2020 and 2.59% for the first six months of 2019.  On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.64% for the first six months of 2020 and 2.39% for the first six months of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.

(b)	Average rates were calculated on an FTE basis, at tax rates of approximately 21%.

(c)	See “Net interest revenue” on page 10 for a reconciliation of this Non-GAAP measure.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD20
				2Q20 vs.				vs.
(dollars in millions)	2Q20	1Q20	2Q19	1Q20	2Q19	YTD20	YTD19	YTD19
Staff	$1,464	$1,482	$1,421	(1)%	3%	$2,946	$2,945	—%
Software and equipment	345	326	304	6	13	671	587	14
Professional, legal and other purchased services	337	330	337	2	—	667	662	1
Net occupancy	137	135	138	1	(1)	272	275	(1)
Sub-custodian and clearing	120	105	115	14	4	225	220	2
Distribution and servicing	85	91	94	(7)	(10)	176	185	(5)
Bank assessment charges	35	35	31	—	13	70	62	13
Business development	20	42	56	(52)	(64)	62	101	(39)
Amortization of intangible assets	26	26	30	—	(13)	52	59	(12)
Other	117	140	121	(16)	(3)	257	250	3
Total noninterest expense	$2,686	$2,712	$2,647	(1)%	1%	$5,398	$5,346	1%

Full-time employees at period end	48,300	47,900	49,100	1%	(2)%

Total noninterest expense increased 1% compared with the second quarter of 2019 and decreased 1% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects the continued investments in technology and higher staff and pension expenses, partially offset by lower business development (travel and marketing) expense and the favorable impact of a stronger U.S. dollar. The investments in technology are included in staff, software and equipment, and professional, legal and other purchased services expenses. The decrease compared with the first quarter of 2020 primarily reflects lower other and business development (travel and marketing) expenses and the favorable impact of a stronger U.S. dollar, partially offset by higher software and equipment and sub-custodian and clearing expenses.

Our investments in technology infrastructure and platforms are expected to continue. As a result, we expect to incur higher technology-related expenses in 2020 than in 2019 and higher pension expense as a result of a lower expected rate of return on plan assets. These increases are expected to be offset by decreases in other expenses as we continue to manage overall expenses.

Year-to-date 2020 compared with year-to-date 2019

Noninterest expense increased 1% compared with the first six months of 2019, primarily reflecting the continued investments in technology and higher software and equipment, staff and pension expenses, partially offset by the favorable impact of a stronger U.S. dollar and lower business development (travel and marketing) expense.

Income taxes

BNY Mellon recorded an income tax provision of $216 million (18.3% effective tax rate) in the second quarter of 2020, $264 million (20.5% effective tax rate) in the second quarter of 2019 and $265 million (21.6% effective tax rate) in the first quarter of 2020. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

BNY Mellon 13

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, Investment Services and Investment and Wealth Management (formerly Investment Management), and the Other segment.

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the second quarter of 2020. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

In the first quarter of 2020, we reclassified the results of certain services provided between the segments from noninterest expense to fee and other revenue. This activity is offset in the Other segment and relates to services that are also provided to third parties and provides consistency with the reporting of the revenues. This adjustment had no impact on income before taxes of the businesses. Also in the first quarter of 2020, we reclassified the results related to certain lending activities from the Wealth Management business to the Pershing business. These loans were originated by the Wealth Management business as a service to Pershing clients. This resulted in an increase in total revenue, noninterest expense and income before taxes in the Pershing business and corresponding decrease in the Wealth Management business. Prior periods were restated in the first quarter of 2020 for both reclassifications.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, volume-related fees may decline due to reduced client activity. In the third quarter, staff expense typically increases reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses; however, 2020 is expected to be different given the impact of the coronavirus pandemic. In our Investment and Wealth Management business, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound and the euro. On a consolidated basis and in our Investment Services business, we typically have more foreign currency-denominated expenses than revenues. However, our Investment and Wealth Management business typically has more foreign currency-denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment and Wealth Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

Fee revenue in Investment and Wealth Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2020, we estimate that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.06.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

14 BNY Mellon

Investment Services business

										YTD20
(dollars in millions)						2Q20 vs.				vs.
	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19	YTD20	YTD19	YTD19
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,164	$1,147	$1,138	$1,138	$1,126	1%	3%	$2,311	$2,237	3%
Clearing services fees (b)	431	470	421	419	411	(8)	5	901	809	11
Issuer services fees	277	263	264	324	291	5	(5)	540	542	—
Treasury services fees	144	149	147	139	140	(3)	3	293	272	8
Total investment services fees	2,016	2,029	1,970	2,020	1,968	(1)	2	4,045	3,860	5
Foreign exchange and other trading revenue	178	261	151	160	153	(32)	16	439	310	42
Other (c)	145	146	115	116	112	(1)	29	291	224	30
Total fee and other revenue	2,339	2,436	2,236	2,296	2,233	(4)	5	4,775	4,394	9
Net interest revenue	768	806	778	761	783	(5)	(2)	1,574	1,587	(1)
Total revenue	3,107	3,242	3,014	3,057	3,016	(4)	3	6,349	5,981	6
Provision for credit losses	145	149	(5)	(15)	(4)	N/M	N/M	294	4	N/M
Noninterest expense (excluding amortization of intangible assets)	1,971	1,969	2,160	1,952	1,943	—	1	3,940	3,904	1
Amortization of intangible assets	18	18	19	21	20	—	(10)	36	40	(10)
Total noninterest expense	1,989	1,987	2,179	1,973	1,963	—	1	3,976	3,944	1
Income before income taxes	$973	$1,106	$840	$1,099	$1,057	(12)%	(8)%	$2,079	$2,033	2%

Pre-tax operating margin	31%	34%	28%	36%	35%			33%	34%

Securities lending revenue	$51	$46	$40	$39	$40	11%	28%	$97	$84	15%

Total revenue by line of business:
Asset Servicing	$1,463	$1,531	$1,411	$1,411	$1,397	(4)%	5%	$2,994	$2,812	6%
Pershing	578	653	579	575	572	(11)	1	1,231	1,133	9
Issuer Services	431	419	415	466	446	3	(3)	850	842	1
Treasury Services	340	339	329	312	317	—	7	679	634	7
Clearance and Collateral Management	295	300	280	293	284	(2)	4	595	560	6
Total revenue by line of business	$3,107	$3,242	$3,014	$3,057	$3,016	(4)%	3%	$6,349	$5,981	6%

Average balances:
Average loans	$43,113	$41,789	$38,721	$37,005	$36,404	3%	18%	$42,451	$36,818	15%
Average deposits	$268,467	$242,187	$215,388	$208,044	$201,146	11%	33%	$255,327	$198,131	29%

(a)	Asset servicing fees include the fees from the Clearance and Collateral Management business.

(b)	Clearing services fees are almost entirely earned by our Pershing business.

(c)	Other revenue includes investment management and performance fees, financing-related fees, distribution and servicing revenue, securities gains and losses and investment and other income.
N/M - Not meaningful.

BNY Mellon 15

Investment Services business metrics
(dollars in millions, unless otherwise noted)						2Q20 vs.
	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19
AUC/A at period end (in trillions) (a)	$37.3	$35.2	$37.1	$35.8	$35.5	6%	5%
Market value of securities on loan at period end (in billions) (b)	$384	$389	$378	$362	$369	(1)%	4%

Pershing:
Net new assets (U.S. platform) (in billions) (c)	$11	$31	$33	$19	$21	N/M	N/M
Average active clearing accounts (U.S. platform) (in thousands)	6,507	6,437	6,340	6,283	6,254	1%	4%
Average long-term mutual fund assets (U.S. platform)	$547,579	$549,206	$573,475	$547,522	$532,384	—%	3%
Average investor margin loans (U.S. platform)	$9,235	$9,419	$9,420	$9,222	$9,440	(2)%	(2)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,573	$3,724	$3,562	$3,550	$3,400	(4)%	5%

(a)
Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services and Pershing businesses. Includes the AUC/A of CIBC Mellon of $1.3 trillion at June 30, 2020, $1.2 trillion at March 31, 2020, $1.5 trillion at Dec. 31, 2019 and $1.4 trillion at Sept. 30, 2019 and June 30, 2019.

(b)
Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $62 billion at June 30, 2020, $59 billion at March 31, 2020, $60 billion at Dec. 31, 2019, $66 billion at Sept. 30, 2019 and $64 billion at June 30, 2019.

(c)	Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M - Not meaningful.

Business description

BNY Mellon Investment Services provides business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. Our lines of business include: Asset Servicing, Pershing, Issuer Services, Treasury Services and Clearance and Collateral Management. For information on the drivers of the Investment Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

We are one of the leading global investment services providers with $37.3 trillion of AUC/A at June 30, 2020.

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

16 BNY Mellon

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

Review of financial results

AUC/A of $37.3 trillion increased 5% compared with June 30, 2019, primarily reflecting higher client inflows, market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 33% equity securities and 67% fixed-income securities at June 30, 2020 and 35% equity securities and 65% fixed-income securities at June 30, 2019.

Total revenue of $3.1 billion increased 3% compared with the second quarter of 2019 and decreased 4% compared with the first quarter of 2020. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.5 billion increased 5% compared with the second quarter of 2019 and decreased 4% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 reflects higher foreign exchange and other trading revenue, partially offset by lower net interest revenue. The decrease compared with the first quarter of 2020 reflects lower foreign exchange and other trading revenue and net interest revenue. Total revenue in the second quarter of 2020 also benefited from higher volumes from existing clients and a one-time fee.

Pershing revenue of $578 million increased 1% compared with the second quarter of 2019 and decreased 11% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher money market balances and clearing volumes, partially offset by the impact of rate-driven money market fee waivers. The decrease compared with the first quarter of 2020 primarily reflects the impact of rate-driven money market fee waivers, a one-time fee recorded in the first quarter of 2020 and lower clearing volumes, partially offset by higher money market balances.

Issuer Services revenue of $431 million decreased 3% compared with the second quarter of 2019 and increased 3% compared with the first quarter of 2020. The decrease compared with the second quarter of 2019 reflects lower Depositary Receipts and Corporate Trust fees. The increase compared with the first quarter of 2020 primarily reflects higher Depositary Receipts fees.

Treasury Services revenue of $340 million increased 7% compared with the second quarter of 2019 and increased slightly compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher net interest revenue driven by deposit growth and higher fees.

Clearance and Collateral Management revenue of $295 million increased 4% compared with the second quarter of 2019 and decreased 2% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher net interest revenue and growth in collateral management and clearance volumes, mostly from non-U.S. clients. The decrease compared with the first quarter of 2020 primarily reflects lower collateral management fees.

Market and regulatory trends are driving investable assets toward lower fee asset management products at reduced margins for our clients. These dynamics are also negatively impacting our investment services fees. However, at the same time, these trends are providing additional outsourcing opportunities as clients and other market participants seek to comply with regulations and reduce their operating costs.

The provision for credit losses of $145 million in the second quarter of 2020 primarily reflects increased downgrades and the continuation of the challenging macroeconomic outlook.

Noninterest expense of $2.0 billion increased 1% compared with the second quarter of 2019 and slightly compared with the first quarter of 2020. The increase compared with the second quarter of 2019 was primarily driven by continued investments in technology, partially offset by lower business development and staff expenses. The slight increase compared with the first quarter of 2020 reflects
BNY Mellon 17

continued investments in technology, offset by lower staff expense.

Year-to-date 2020 compared with year-to-date 2019

Total revenue of $6.3 billion increased 6% compared with the first six months of 2019. Asset Servicing revenue of $3.0 billion increased 6%, primarily reflecting higher foreign exchange and other trading revenue and higher volumes from existing clients, partially offset by lower net interest revenue. Pershing revenue of $1.2 billion increased 9%, primarily reflecting higher clearing volumes and money market balances, partially offset by the impact of rate-driven money market fee waivers.

Issuer Services revenue of $850 million increased 1%, primarily reflecting higher Depositary Receipts and Corporate Trust fees. Treasury Services revenue of $679 million increased 7%, primarily reflecting higher fees and net interest revenue. Clearance and Collateral Management revenue of $595 million increased 6%, primarily reflecting growth in collateral management and clearance volumes and higher net interest revenue.

Noninterest expense of $4.0 billion increased 1% compared with the first six months of 2019 primarily reflecting continued investments in technology, partially offset by lower business development (travel and marketing) and staff expenses.

Investment and Wealth Management business (formerly Investment Management business)

										YTD20
						2Q20 vs.				vs.
(dollars in millions)	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19	YTD20	YTD19	YTD19
Revenue:
Investment management fees (a)	$782	$812	$836	$830	$831	(4)%	(6)%	$1,594	$1,641	(3)%
Performance fees	5	50	48	2	2	N/M	150	55	33	67
Investment management and performance fees (b)	787	862	884	832	833	(9)	(6)	1,649	1,674	(1)
Distribution and servicing	34	43	44	45	44	(21)	(23)	77	89	(13)
Other (a)	17	(59)	(4)	(39)	(23)	N/M	N/M	(42)	(40)	N/M
Total fee and other revenue (a)	838	846	924	838	854	(1)	(2)	1,684	1,723	(2)
Net interest revenue	48	52	47	49	59	(8)	(19)	100	126	(21)
Total revenue	886	898	971	887	913	(1)	(3)	1,784	1,849	(4)
Provision for credit losses	7	9	—	—	(2)	N/M	N/M	16	(1)	N/M
Noninterest expense (excluding amortization of intangible assets)	650	687	722	582	646	(5)	1	1,337	1,306	2
Amortization of intangible assets	8	8	9	10	9	—	(11)	16	18	(11)
Total noninterest expense	658	695	731	592	655	(5)	—	1,353	1,324	2
Income before income taxes	$221	$194	$240	$295	$260	14%	(15)%	$415	$526	(21)%

Pre-tax operating margin	25%	22%	25%	33%	29%			23%	28%
Adjusted pre-tax operating margin – Non-GAAP (c)	28%	24%	27%	37%	32%			26%	32%

Total revenue by line of business:
Investment Management (formerly Asset Management)	$621	$620	$692	$608	$622	—%	—%	$1,241	$1,262	(2)%
Wealth Management	265	278	279	279	291	(5)	(9)	543	587	(7)
Total revenue by line of business	$886	$898	$971	$887	$913	(1)%	(3)%	$1,784	$1,849	(4)%

Average balances:
Average loans	$11,791	$12,124	$12,022	$12,013	$12,205	(3)%	(3)%	$11,958	$12,271	(3)%
Average deposits	$17,491	$16,144	$15,195	$14,083	$14,615	8%	20%	$16,817	$15,211	11%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange and other trading revenue and investment and other income.

(b)
On a constant currency basis, investment management and performance fees decreased 4% (Non-GAAP) compared with the second quarter of 2019. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.

(c)	Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
N/M - Not meaningful.

18 BNY Mellon

AUM trends						2Q20 vs.
(dollars in billions)	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19
AUM at period end, by product type: (a)
Equity	$141	$120	$154	$147	$152	18%	(7)%
Fixed income	224	211	224	211	209	6	7
Index	333	274	339	321	322	22	3
Liability-driven investments	752	705	728	742	709	7	6
Multi-asset and alternative investments	185	171	192	182	184	8	1
Cash	326	315	273	278	267	3	22
Total AUM by product type	$1,961	$1,796	$1,910	$1,881	$1,843	9%	6%

Changes in AUM: (a)
Beginning balance of AUM	$1,796	$1,910	$1,881	$1,843	$1,841
Net inflows (outflows):
Long-term strategies:
Equity	(2)	(2)	(6)	(4)	(2)
Fixed income	4	—	5	2	(4)
Liability-driven investments	(2)	(5)	(3)	(4)	1
Multi-asset and alternative investments	—	(1)	3	(1)	1
Total long-term active strategies (outflows)	—	(8)	(1)	(7)	(4)
Index	9	3	(5)	(3)	(22)
Total long-term strategies inflows (outflows)	9	(5)	(6)	(10)	(26)
Short-term strategies:
Cash	11	43	(7)	11	2
Total net inflows (outflows)	20	38	(13)	1	(24)
Net market impact	143	(91)	(20)	66	42
Net currency impact	2	(61)	62	(29)	(16)
Ending balance of AUM	$1,961	$1,796	$1,910	$1,881	$1,843	9%	6%

Wealth Management client assets (b)	$254	$236	$266	$259	$257	8%	(1)%
(a)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
(b)    Includes AUM and AUC/A in the Wealth Management business.

Business description

Our Investment and Wealth Management business consists of two lines of business, Investment Management and Wealth Management. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. BNY Mellon Wealth Management provides investment management, custody, wealth and estate planning and private banking services. See pages 16 and 17 of our 2019 Annual Report for additional information on our Investment and Wealth Management business.

Review of financial results

AUM increased 6% compared with June 30, 2019 primarily reflecting higher market values and net inflows, partially offset by the unfavorable impact of a stronger U.S. dollar (principally versus the British pound).

Net long-term strategy inflows were $9 billion in the second quarter of 2020, primarily resulting from inflows of index funds. Short-term strategy inflows were $11 billion in the second quarter of 2020. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $886 million decreased 3% compared with the second quarter of 2019 and 1% compared with the first quarter of 2020.

Investment Management revenue of $621 million decreased slightly compared with the second quarter of 2019 and increased slightly compared with the first quarter of 2020. The decrease compared with the second quarter of 2019 primarily reflects the unfavorable change in the mix of AUM since the second quarter of 2019 and the impact of money market fee waivers, partially offset by equity investment gains (net of hedges), including seed capital. The increase compared with the first quarter of 2020 primarily reflects equity investment gains (net of hedges), including seed capital, partially offset

BNY Mellon 19

by the timing of performance fees and the impact of money market fee waivers.

Wealth Management revenue of $265 million decreased 9% compared with the second quarter of 2019 and 5% compared with the first quarter of 2020. Both decreases primarily reflect lower net interest revenue and a shift within portfolios to lower fee asset classes.

Revenue generated in the Investment and Wealth Management business included 40% from non-U.S. sources in the second quarter of 2020, compared with 38% in the second quarter of 2019 and 42% in the first quarter of 2020.

Noninterest expense of $658 million increased slightly compared with the second quarter of 2019 and decreased 5% compared with the first quarter of 2020. The increase compared with the second quarter of 2019 primarily reflects higher continued investments in technology. The decrease compared with the first quarter of 2020 primarily reflects lower staff and other expenses.

Year-to-date 2020 compared with year-to-date 2019

Total revenue of $1.8 billion decreased 4% compared with the first six months of 2019. Investment Management revenue of $1.2 billion decreased 2% primarily reflecting an unfavorable change in the mix of AUM, equity investment losses (net of hedges), including seed capital, and the impact of fee waivers, partially offset by higher performance fees and market values. Wealth Management revenue of $543 million decreased 7% reflecting lower net interest revenue.

Noninterest expense of $1.4 billion increased 2% compared with the first six months of 2019, primarily reflecting higher professional, legal and other purchased services expense and higher investments in technology, partially offset by the favorable impact of a stronger U.S. dollar (principally versus the British pound).

Other segment

(in millions)	2Q20	1Q20	4Q19	3Q19	2Q19	YTD20	YTD19
Fee revenue (loss)	$29	$21	$817	$(5)	$24	$50	$41
Net securities gains (losses)	9	9	(23)	(1)	7	18	8
Total fee and other revenue (loss)	38	30	794	(6)	31	68	49
Net interest (expense)	(36)	(44)	(10)	(80)	(40)	(80)	(70)
Total revenue (loss)	2	(14)	784	(86)	(9)	(12)	(21)
Provision for credit losses	(9)	11	(3)	(1)	(2)	2	(4)
Noninterest expense	39	30	54	25	29	69	78
(Loss) income before income taxes	$(28)	$(55)	$733	$(110)	$(36)	$(83)	$(95)

Average loans and leases	$1,815	$1,961	$1,974	$1,817	$1,764	$1,887	$1,774

See page 18 of our 2019 Annual Report for additional information on the Other segment.

Review of financial results

Fee revenue, net securities gains (losses) and net interest expense include corporate treasury and other investment activity, including hedging activity which offsets between fee revenue and net interest expense.

Fee revenue increased $5 million compared with the second quarter of 2019 and $8 million compared with the first quarter of 2020, primarily reflecting higher equity investment income, partially offset by sequentially lower foreign currency translation gains.

Net interest expense decreased $4 million compared with the second quarter of 2019 and $8 million compared with the first quarter of 2020, primarily reflecting corporate treasury activity.

Noninterest expense increased $10 million compared with the second quarter of 2019 and $9 million compared to the first quarter of 2020, primarily reflecting higher staff expense.

20 BNY Mellon

Year-to-date 2020 compared with year-to-date 2019

Losses before taxes decreased $12 million compared with the first six months of 2019. Total loss decreased $9 million, primarily reflecting higher foreign currency translation gains and net securities gains, partially offset by corporate treasury activity.

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

Critical accounting estimates	Reference
Allowance for credit losses	First quarter 2020 Form 10-Q, pages 19-20.
Fair value of financial instruments and derivatives	2019 Annual Report, pages 23-24.
Goodwill and other intangibles	2019 Annual Report, pages 24-25 and First quarter 2020 Form 10-Q, pages 20-21. Also, see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 18 of the Notes to Consolidated Financial Statements.

Goodwill and other intangible assets

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units and the Investment and Wealth Management segment is comprised of two reporting units.

In the second quarter of 2020, we performed our annual goodwill impairment test on all six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of March 31, 2020. The discount rate applied to these cash flows was 10% and incorporated a 7% market equity risk premium. Estimated cash flows extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame.

As a result of the annual goodwill impairment test of the six reporting units, no goodwill impairment was recognized. The fair values of five of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Investment Management (formerly Asset Management) reporting unit, with $7.2 billion of allocated goodwill, which is one of the two reporting units in the Investment and Wealth Management segment, exceeded its carrying value by approximately 5%. For the Investment Management reporting unit, in the future, small changes in the assumptions, such as changes in the level of AUM and operating margin, could produce a non-cash goodwill impairment. See “Critical accounting estimates” in our 2019 Annual Report for additional information on the annual goodwill impairment test.

As of June 30, 2020, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At June 30, 2020, total assets were $442 billion, compared with $382 billion at Dec. 31, 2019. The increase in total assets was primarily driven by higher

BNY Mellon 21

securities and interest-bearing deposits with the Federal Reserve and other central banks, resulting from significant deposit inflows. Deposits totaled $305 billion at June 30, 2020, compared with $259 billion at Dec. 31, 2019. The increase reflects the current macroeconomic environment. Total interest-bearing deposits as a percentage of total interest-earning assets were 59% at June 30, 2020 and 62% at Dec. 31, 2019. The higher level of client deposits received in the first six months of 2020 was primarily placed in the securities portfolio or with the Federal Reserve and other central banks.

At June 30, 2020, available funds totaled $172 billion which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $145 billion at Dec. 31, 2019. Total available funds as a percentage of total assets were 39% at June 30, 2020 and 38% at Dec. 31, 2019. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $155 billion, or 35% of total assets, at June 30, 2020, compared with $123 billion, or 32% of total assets, at Dec. 31, 2019. The increase in securities primarily reflects investments in U.S. Treasury securities, agency residential mortgage-backed securities (“RMBS”), sovereign debt/sovereign guaranteed securities, commercial paper/CDs and an increase in unrealized pre-tax gain. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $55.4 billion, or 13% of total assets, at June 30, 2020, compared with $55.0 billion, or 14% of total assets, at Dec. 31, 2019. The increase was primarily driven by higher overdrafts and higher loans in the commercial portfolio, partially offset by lower loans in the financial institutions portfolio. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $27.6 billion at June 30, 2020 and $27.5 billion at Dec. 31, 2019. Issuances of $2.25 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities and a redemption. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $43.7 billion at June 30, 2020 from $41.5 billion at Dec. 31, 2019. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of June 30, 2020, as well as certain countries with higher-risk profiles, and is presented on an internal risk management basis. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

22 BNY Mellon

Country risk exposure at June 30, 2020	Interest-bearing deposits					Total exposure
(in billions)	Central banks	Banks	Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$15.0	$0.5	$1.4	$5.6	$2.3	$24.8
Germany	16.7	0.7	0.7	4.3	0.3	22.7
Japan	19.2	0.9	0.2	0.7	0.1	21.1
Canada	—	2.3	0.2	4.4	0.9	7.8
Belgium	5.9	0.5	0.2	0.5	—	7.1
China	—	2.9	1.5	—	0.1	4.5
France	—	0.1	—	3.1	0.3	3.5
Ireland	0.7	0.1	0.3	0.7	1.5	3.3
Luxembourg	0.8	—	0.1	0.1	1.8	2.8
Spain	—	0.2	—	2.4	0.1	2.7
Total Top 10 country exposure	$58.3	$8.2	$4.6	$21.8	$7.4	$100.3	(d)

Select country exposure:
Italy	$0.1	$0.4	$—	$1.1	$—	$1.6
Brazil	—	—	1.2	0.1	0.1	1.4
Total select country exposure	$0.1	$0.4	$1.2	$1.2	$0.1	$3.0

(a)	Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.

(b)	Securities include both the available-for-sale and held-to-maturity portfolios.

(c)	Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.

(d)	The top 10 country exposures comprise approximately 80% of our total non-U.S. exposure.

Based on our internal country risk management process at June 30, 2020, our largest country risk exposure was to the UK, which withdrew from the European Union (“EU”) on Jan. 31, 2020. For additional information, see “Other Matters - UK’s Withdrawal from the EU (“Brexit”)” and “Risk Factors - The UK’s withdrawal from the EU may have negative effects on global economic conditions, global financial markets, and our business and results of operations” both included in our 2019 Annual Report.

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

BNY Mellon 23

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2020		2Q20 change in unrealized gain (loss)	June 30, 2020			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings (b)
												BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1+
(dollars in millions)	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-				Not rated
Agency RMBS	$57,074		$455	$58,874	$60,401		103%	$1,527		100%	—%	—%	—%	—%	—%
U.S. Treasury	24,825		(31)	28,224	28,651		102	427		100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	13,833		47	16,698	16,868		101	170		75	6	18	1	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,416		159	11,339	11,731		103	392		100	—	—	—	—	—
Foreign covered bonds (d)	5,349		62	5,548	5,598		101	50		100	—	—	—	—	—
Supranational	4,339		27	5,434	5,484		101	50		100	—	—	—	—	—
U.S. government agencies	3,346		29	4,984	5,056		101	72		100	—	—	—	—	—
Collateralized loan obligations (“CLOs”)	4,098		149	4,526	4,432		98	(94)		99	—	—	—	—	1
Foreign government agencies (e)	2,761		14	3,536	3,575		101	39		95	5	—	—	—	—
Commercial paper/CDs	3,465		5	3,386	3,392		100	6		—	—	—	—	100	—
Other asset-backed securities (“ABS”)	2,220		56	2,724	2,743		101	19		99	—	1	—	—	—
Non-agency commercial MBS	2,446		140	2,517	2,602		103	85		100	—	—	—	—	—
Non-agency RMBS (f)	1,548		66	1,537	1,672		109	135		50	8	2	24	—	16
State and political subdivisions	1,001		12	1,166	1,196		103	30		76	22	—	—	1	1
Corporate bonds	818		28	789	831		105	42		19	68	13	—	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$138,540	(g)	$1,218	$151,283	$154,233	(g)	102%	$2,950	(g)(h)	94%	2%	2%	—%	2%	—%

(a)	Amortized cost reflects historical impairments.

(b)	Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.

(c)	Primarily consists of exposure to UK, France, Germany, Spain, Italy and Singapore.

(d)	Primarily consists of exposure to Canada, UK, Australia and Norway.

(e)	Primarily consists of exposure to Germany, the Netherlands and Sweden.

(f)	Includes RMBS that were included in the former Grantor Trust of $535 million at March 31, 2020 and $538 million at June 30, 2020.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale (including terminated hedges) of $1,846 million at March 31, 2020 and $1,817 million at June 30, 2020.

(h)	Includes unrealized gains of $1,582 million at June 30, 2020 related to available-for-sale securities, net of hedges.

The fair value of our securities portfolio, including related hedges, was $154.2 billion at June 30, 2020, compared with $122.7 billion at Dec. 31, 2019. The increase primarily reflects investments in U.S. Treasury securities, agency RMBS, sovereign debt/ sovereign guaranteed securities, commercial paper/CDs and an increase in unrealized pre-tax gain. At June 30, 2020, the securities portfolio, including the impact of interest rate swap hedges, is 74% fixed rate and 26% floating rate.

Included in the securities portfolio at June 30, 2020 were $1.2 billion of commercial paper and $697 million of CDs purchased from affiliated money market mutual funds in order to provide liquidity support to the funds. Additionally, at June 30, 2020, the securities portfolio included $1.5 billion of commercial paper and CDs purchased from money market mutual funds managed by third parties and funded through the MMLF program.

At June 30, 2020, the securities portfolio had a net unrealized gain, including the impact of related hedges, of $3.0 billion, compared with $796 million at Dec. 31, 2019. The increase in the net unrealized pre-tax gain was primarily driven by lower market interest rates.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income (“OCI”) was $1.2 billion at June 30, 2020, compared with $361 million at Dec. 31, 2019. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

At June 30, 2020, 94% of the securities in our portfolio were rated AAA/AA-, compared with 95% at Dec. 31, 2019.

24 BNY Mellon

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

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	2Q20	1Q20	4Q19	3Q19	2Q19
Amortizable purchase premium (net of discount) relating to securities:
Balance at period end	$1,693	$1,555	$1,319	$1,308	$1,315
Estimated average life remaining at period end (in years)	3.7	3.8	4.3	4.2	4.5
Amortization	$125	$101	$100	$95	$91
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period end	$145	$159	$163	$171	$181
Estimated average life remaining at period end (in years)	5.8	6.1	6.3	6.3	6.3
Accretion	$10	$11	$12	$13	$13

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	June 30, 2020			Dec. 31, 2019
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$10.8	$35.5	$46.3	$12.5	$34.4	$46.9
Commercial	2.4	11.8	14.2	1.8	12.6	14.4
Subtotal institutional	13.2	47.3	60.5	14.3	47.0	61.3
Wealth management loans and mortgages	15.9	0.9	16.8	16.2	0.8	17.0
Commercial real estate	6.2	3.2	9.4	5.6	3.6	9.2
Lease financings	1.0	—	1.0	1.1	—	1.1
Other residential mortgages	0.5	—	0.5	0.5	—	0.5
Overdrafts	4.2	—	4.2	2.7	—	2.7
Other	1.5	—	1.5	1.2	—	1.2
Subtotal non-margin loans	42.5	51.4	93.9	41.6	51.4	93.0
Margin loans	12.9	0.1	13.0	13.4	0.1	13.5
Total	$55.4	$51.5	$106.9	$55.0	$51.5	$106.5

At June 30, 2020, total exposures of $106.9 billion increased slightly compared with Dec. 31, 2019, primarily reflecting higher overdrafts, partially offset by lower financial institutions exposure and margin loans.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 57% of our total exposure at June 30, 2020 and 58% at Dec. 31, 2019. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 25

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2020					Dec. 31, 2019
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.6	$24.5	$26.1	98%	99%	$2.9	$23.4	$26.3
Banks	7.0	1.1	8.1	82	98	7.4	1.1	8.5
Asset managers	1.3	6.3	7.6	99	84	1.3	6.4	7.7
Insurance	0.1	2.7	2.8	100	16	—	2.7	2.7
Government	0.1	0.2	0.3	100	64	0.1	0.3	0.4
Other	0.7	0.7	1.4	96	55	0.8	0.5	1.3
Total	$10.8	$35.5	$46.3	95%	90%	$12.5	$34.4	$46.9

The financial institutions portfolio exposure was $46.3 billion at June 30, 2020, a decrease of 1% compared with Dec. 31, 2019, primarily reflecting lower exposure to banks and the securities industry.

Financial institution exposures are high quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2020. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

In addition, 75% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

The exposure to financial institutions is generally short-term with 90% of the exposures expiring within one year. At June 30, 2020, 14% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2019.

At June 30, 2020, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $20.6 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent nearly half of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 98% due in less than one year. The investment grade percentage of our bank exposure was 82% at June 30, 2020, compared with 77% at Dec. 31, 2019. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high-quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2020. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

26 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2020					Dec. 31, 2019
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.1	$3.5	$4.6	94%	15%	$0.9	$4.2	$5.1
Services and other	1.1	3.3	4.4	94	33	0.6	3.7	4.3
Energy and utilities	0.1	4.1	4.2	89	4	0.3	3.7	4.0
Media and telecom	0.1	0.9	1.0	93	—	—	1.0	1.0
Total	$2.4	$11.8	$14.2	92%	16%	$1.8	$12.6	$14.4

The commercial portfolio exposure was $14.2 billion at June 30, 2020, a decrease of 1% from Dec. 31, 2019, primarily driven by lower manufacturing exposure, partially offset by increased exposure in energy and utilities.

We have $741 million of total direct exposure to the oil and gas industry, most of which is reflected in the energy and utilities portfolio in the table above. This exposure is to exploration and production, refining and integrated companies and was 65% investment grade at June 30, 2020 and 91% at Dec. 31, 2019.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Financial institutions	95%	96%	95%	95%	95%
Commercial	92%	94%	96%	95%	95%

Wealth management loans and mortgages

Our wealth management exposure was $16.8 billion at June 30, 2020, compared with $17.0 billion at Dec. 31, 2019. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at June 30, 2020.

At June 30, 2020, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 17%; Massachusetts - 10%; Florida - 8%; and other - 42%.

BNY Mellon 27

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2020		Dec. 31, 2019
	Total exposure	Percentage secured	Total exposure	Percentage secured
(in billions)
Office	$3.2	40%	$3.1	40%
Residential	3.1	44	3.1	44
Retail	1.0	9	1.0	8
Hotels	0.6	2	0.6	2
Mixed-use	0.6	2	0.6	2
Healthcare	0.3	1	0.3	—
Other	0.6	2	0.5	4
Total commercial real estate	$9.4	65%	$9.2	65%

Our commercial real estate exposure totaled $9.4 billion at June 30, 2020, compared with $9.2 billion at Dec. 31, 2019. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At June 30, 2020, the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2020, our commercial real estate portfolio consisted of the following concentrations: New York metro - 41%; REITs and real estate operating companies - 35%; and other - 24%.

Lease financings

The lease financings portfolio exposure totaled $1.0 billion at June 30, 2020 and $1.1 billion at Dec. 31, 2019. At June 30, 2020, approximately 98% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment and real estate. The largest component of our lease residual value exposure is freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in the U.S. and Germany.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $450 million at June 30, 2020 and $494 million at Dec. 31, 2019. Included in this portfolio at June 30, 2020 were $81 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 25% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $13.0 billion at June 30, 2020 and $13.5 billion at Dec. 31, 2019 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $3.6 billion at June 30, 2020 and Dec. 31, 2019 related to a term loan program that offers fully collateralized loans to broker-dealers.

28 BNY Mellon

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2020		March 31, 2020		Dec. 31, 2019	June 30, 2019
(dollars in millions)
Beginning balance of allowance for credit losses	$329		$216		$224	$248
Impact of adopting ASU 2016-13	N/A		(55)	(a)	N/A	N/A
Provision for credit losses	143		169	(a)	(8)	(8)
Net recoveries (charge-offs):
Loans:
Other residential mortgages	3		—		—	2
Wealth management loans and mortgages	—		—		—	(1)
Other financial instruments	—		(1)		N/A	N/A
Net recoveries (charge-offs)	3		(1)		—	1
Ending balance of allowance for credit losses	$475		$329		$216	$241

Allowance for loan losses	$302		$140		$122	$146
Allowance for lending-related commitments	152		148		94	95
Allowance for financial instruments	21	(b)	41	(b)	N/A	N/A
Total allowance for credit losses	$475		$329		$216	$241

Non-margin loans	$42,488		$49,253		$41,567	$41,794
Margin loans	12,909		13,115		13,386	10,602
Total loans	$55,397		$62,368		$54,953	$52,396
Allowance for loan losses as a percentage of total loans	0.55%		0.22%		0.22%	0.28%
Allowance for loan losses as a percentage of non-margin loans	0.71		0.28		0.29	0.35
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.82		0.46		0.39	0.46
Allowance for loan losses and lending-related commitments as a percentage of non-margin loans	1.07		0.58		0.52	0.58

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses On Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statement for additional information. Includes the reclassification of credit-related reserves on accounts receivable of $4 million.

(b)
Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

N/A - Not applicable.

The provision for credit losses was $143 million in the second quarter of 2020, primarily driven by our commercial real estate portfolio and reflecting increased downgrades and the continuation of the challenging macroeconomic outlook.

We had $12.9 billion of secured margin loans on our balance sheet at June 30, 2020 compared with $13.4 billion at Dec. 31, 2019. We have rarely suffered a loss on these types of loans. As a result, we believe that the ratio of allowance for loan losses and lending-related commitments as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

Reverse repurchase agreements at June 30, 2020 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2020. This compares to an $18 million allowance at March 31, 2020. The decrease is driven by a reduction in exposure and improvement in collateral liquidity and values related to reverse repurchase agreements collateralized by non-agency debt securities.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or

BNY Mellon 29

management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 2 of the Notes to Consolidated Financial Statements, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments
	June 30, 2020	March 31, 2020	(a)	Dec. 31, 2019	June 30, 2019

Commercial real estate	81%	72%		35%	30%
Commercial	9	9		28	32
Foreign	—	—	(b)	11	13
Financial institutions	4	6		9	9
Wealth management (c)	2	3		9	8
Other residential mortgages	3	5		6	6
Lease financings	1	5		2	2
Total	100%	100%		100%	100%

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statement for additional information.

(b)	The allowance related to foreign exposure has been reclassified to the respective classes of financing receivables.

(c)	Includes the allowance for credit losses on wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If each credit were rated one grade better, the allowance would have decreased by $125 million, and if each credit were rated one grade worse, the allowance would have increased by $202 million. Our multi-scenario based macroeconomic forecast used in determining the June 30, 2020 allowance for credit losses consisted of three recessionary scenarios, each of varying severity and duration. The baseline scenario reflects moderate recovery across most key variables, whereas the upside scenario is principally a V-shaped recovery, and the downside scenario is reflective of W-shaped recovery in GDP and unemployment and deeper reductions in asset prices compared to the baseline. We placed the most weight on our baseline scenario, with the remaining weighting resulting in slightly more weight placed on the downside scenario than the upside scenario. From a sensitivity perspective, at June 30, 2020, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $245 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2020	Dec. 31, 2019
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$58	$62
Wealth management loans and mortgages	28	24
Total nonperforming loans	86	86
Other assets owned	2	3
Total nonperforming assets	$88	$89
Nonperforming assets ratio	0.16%	0.16%
Nonperforming assets ratio, excluding margin loans	0.21	0.21
Allowance for loan losses/nonperforming loans (a)	351.2	141.9
Allowance for loan losses/nonperforming assets (a)	343.2	137.1
Allowance for loan losses and lending-related commitments/nonperforming loans (a)(b)	527.9	251.2
Allowance for loan losses and lending-related commitments/nonperforming assets (a)(b)	515.9	242.7

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statement for additional information.

(b)	Total allowance for credit losses includes both the allowance for credit losses on loans and lending-related commitments.

Lost interest

Interest revenue would have increased by $1 million in the second quarter of 2020 and first quarter of 2020, $4 million in the second quarter of 2019, $3 million in the first six months of 2020 and $7 million in the first six months of 2019, if nonperforming

30 BNY Mellon

loans at period-end had been performing for the entire respective periods.

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as troubled debt restructurings (“TDRs”): The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Interagency Guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional details on this guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance and we have elected to apply both, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans totaling $282 million in the second quarter of 2020 by providing short-term loan payment forbearances or modified principal and/or interest payments. We did not identify these modifications as TDRs. These loans were primarily residential mortgage and commercial real estate loans. During the loan modification period, these loans are not reported as nonperforming or past due. We modified other residential mortgage loans totaling less than $1 million in both the second quarter of 2019 and first quarter of 2020.

Deposits

Increased volatility coupled with the interest rate environment led to an increase in deposit levels as our clients increased the levels of cash placed with us. Total deposits were $305.5 billion at June 30, 2020, an increase of 18%, compared with $259.5 billion at Dec. 31, 2019.

Noninterest-bearing deposits were $78.1 billion at June 30, 2020 compared with $57.6 billion at Dec. 31, 2019. Interest-bearing deposits were $227.4 billion at June 30, 2020 compared with $201.9 billion at Dec. 31, 2019. See “Impact of coronavirus pandemic on our business” for additional information.

Short-term borrowings

We fund ourselves primarily through deposits and, to a lesser extent, other short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-

dealers, commercial paper and other borrowed funds. Certain short-term borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	June 30, 2020	March 31, 2020	June 30, 2019
Maximum month-end balance during the quarter	$14,512	$16,644	$12,127
Average daily balance (a)	$14,209	$13,919	$11,809
Weighted-average rate during the quarter (a)	0.03%	7.96%	12.64%
Ending balance (b)	$14,512	$13,128	$11,757
Weighted-average rate at period end (b)	0.00%	3.93%	14.43%

(a)
Includes the average impact of offsetting under enforceable netting agreements of $66,606 million in the second quarter of 2020, $80,216 million in the first quarter of 2020 and $50,710 million in the second quarter of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 0.00% for the second quarter of 2020, 1.18% for the first quarter of 2020 and 2.39% for the second quarter of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.

(b)	Includes the impact of offsetting under enforceable netting agreements of $48,615 million at June 30, 2020, $80,203 million at March 31, 2020 and $78,433 million at June 30, 2019.

Fluctuations of federal funds purchased and securities sold under repurchase agreements reflect changes in overnight borrowing opportunities. The decreases in the weighted-average rates compared with June 30, 2019 and March 31, 2020 primarily reflect lower interest rates and repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense gross, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

BNY Mellon 31

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	June 30, 2020	March 31, 2020	June 30, 2019
Maximum month-end balance during the quarter	$25,012	$24,016	$19,149
Average daily balance (a)	$23,944	$20,629	$18,679
Weighted-average rate during the quarter (a)	(0.01)%	0.73%	1.76%
Ending balance	$25,012	$24,016	$18,946
Weighted-average rate at period end	(0.01)%	0.28%	1.73%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $18,742 million in the second quarter of 2020, $16,386 million in the first quarter of 2020 and $15,666 million in the second quarter of 2019.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper
	Quarter ended
(dollars in millions)	June 30, 2020	March 31, 2020	June 30, 2019
Maximum month-end balance during the quarter	$665	$3,379	$8,894
Average daily balance	$191	$1,581	$2,957
Weighted-average rate during the quarter	1.02%	1.56%	2.43%
Ending balance	$665	$1,121	$8,894
Weighted-average rate at period end	0.02%	1.57%	2.35%

The Bank of New York Mellon issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The fluctuations in the commercial paper balances primarily reflect funding of investments in short-term assets.

Information related to other borrowed funds is presented below.

Other borrowed funds
	Quarter ended
(dollars in millions)	June 30, 2020	March 31, 2020	June 30, 2019
Maximum month-end balance during the quarter	$2,451	$1,544	$2,732
Average daily balance	$2,272	$719	$2,455
Weighted-average rate during the quarter	1.30%	2.27%	3.36%
Ending balance	$1,628	$1,544	$1,921
Weighted-average rate at period end	1.37%	2.01%	3.84%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank, the Federal Reserve Bank of Boston under the MMLF program, overdrafts of sub-custodian account balances in our Investment Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The decrease in other borrowed funds compared with June 30, 2019 primarily reflects a decrease in borrowings from the Federal Home Loan Bank, partially offset by borrowings from the Federal Reserve Bank of Boston under the MMLF program. The increase in other borrowed funds compared with March 31, 2020 primarily reflects higher borrowings from the Federal Reserve Bank of Boston under the MMLF program, partially offset by lower overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings from the Federal Home Loan Bank.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to roll over or issue new debt, especially during periods of market stress, at a reasonable cost, and in order to meet its short-term (up to one year) obligations. Funding liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or our financial condition. Funding liquidity risk can arise from funding mismatches, market constraints from the inability to convert assets into cash, the inability to hold or raise

32 BNY Mellon

cash, low overnight deposits, deposit run-off or contingent liquidity events.

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework. See “Impact of coronavirus pandemic on our business” for additional information.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of June 30, 2020, the Parent was in compliance with this policy.

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

Available funds	June 30, 2020	Dec. 31, 2019	Average
(dollars in millions)			2Q20	1Q20	2Q19	YTD20	YTD19
Cash and due from banks	$4,776	$4,830	$4,102	$4,595	$5,083	$4,348	$4,969
Interest-bearing deposits with the Federal Reserve and other central banks	112,728	95,042	94,229	80,403	61,756	87,316	62,665
Interest-bearing deposits with banks	18,045	14,811	21,093	17,081	13,666	19,087	13,761
Federal funds sold and securities purchased under resale agreements	36,638	30,182	30,265	34,109	38,038	32,187	33,528
Total available funds	$172,187	$144,865	$149,689	$136,188	$118,543	$142,938	$114,923
Total available funds as a percentage of total assets	39%	38%	36%	35%	35%	36%	34%

Total available funds were $172.2 billion at June 30, 2020, compared with $144.9 billion at Dec. 31, 2019. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $18.2 billion for the six months ended June 30, 2020 and $18.4 billion for the six months ended June 30, 2019. The decrease primarily reflects a decrease in other borrowed funds and commercial paper, partially offset by an increase in federal funds purchased and securities sold under repurchase agreements.

Average foreign deposits, primarily from our European-based Investment Services businesses, were $103.1 billion for the six months ended June 30, 2020, compared with $91.4 billion for the six months ended June 30, 2019. Average interest-bearing domestic deposits were $101.0 billion for the six months ended June 30, 2020 and $72.4 billion for the six months ended June 30, 2019. The increase primarily reflects increased client activity.

Average payables to customers and broker-dealers were $17.6 billion for the six months ended June 30, 2020 and $15.9 billion for the six months ended June 30, 2019. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

BNY Mellon 33

Average long-term debt was $27.7 billion for the six months ended June 30, 2020 and $28.0 billion for six months ended June 30, 2019.

Average noninterest-bearing deposits increased to $66.5 billion for the six months ended June 30, 2020 from $53.8 billion for the six months ended June 30, 2019, primarily reflecting client activity.

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

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at June 30, 2020
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1		A	AA-		AA
Subordinated debt	A2		A-	A		AA (low)
Preferred stock	Baa1		BBB	BBB+		A
Outlook - Parent	Stable		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA		AA (high)
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P1		A-1+	F1+		R-1 (high)
Commercial paper	P1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA	(a)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P1		A-1+	F1+		R-1 (high)

Outlook - Banks	Stable		Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.
NR - Not rated.

Long-term debt totaled $27.6 billion at June 30, 2020 and $27.5 billion at Dec. 31, 2019. Issuances of $2.25 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities of $1.75 billion and a redemption of $1.25 billion. The Parent has $2.2 billion of long-term debt that will mature in the remainder of 2020.

In July 2020, the Parent redeemed $1.1 billion of 2.6% senior notes due in August 2020 at par plus accrued and unpaid interest.

In May 2020, the Parent issued 1,000,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series G Noncumulative Perpetual Preferred Stock (the “Series G Preferred Stock”). The Series G Preferred Stock has an aggregate liquidation preference of $1 billion. The Parent will pay dividends on the Series G Preferred Stock, if declared by its board of directors on each March 20 and September 20, at an annual rate equal to 4.70% from the original issue date to but excluding, Sept. 20, 2025; and at a floating rate equal to the five-year treasury rate (as defined in the certificate of designation) on the date that is three business days prior to the reset date plus 4.358% for each reset period, from and including Sept. 20, 2025. The floating rate will initially reset on Sept. 20, 2025 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The Bank of New York Mellon may issue notes and CDs. There were no CDs outstanding at June 30, 2020. At Dec. 31, 2019, $1.1 billion of CDs were

34 BNY Mellon

outstanding. At June 30, 2020 and Dec. 31, 2019, $32 million and $1.3 billion, respectively, of notes were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper outstanding was $886 million for the six months ended June 30, 2020 and $2.2 billion for the six months ended June 30, 2019. Commercial paper outstanding was $665 million at June 30, 2020 and $4.0 billion at Dec. 31, 2019.

Subsequent to June 30, 2020, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $796 million, without the need for a regulatory waiver. In addition, at June 30, 2020, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has three separate uncommitted lines of credit amounting to $750 million in aggregate. There were no borrowings under these lines in the second quarter of 2020. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has three separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $31 million, in aggregate, in the second quarter of 2020.

BNY Mellon Capital Markets, LLC also has an uncommitted line of credit in place for $100 million for liquidity purposes. There were no borrowings under this line in the second quarter of 2020.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 79% of total revenue in the second quarter of 2020, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 116.6% at June 30, 2020 and 116.9% at Dec. 31, 2019, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2020, a quarterly cash dividend of $0.31 per common share was paid to common shareholders. Our common stock dividend payout ratio was 31% for the second quarter of 2020.

In March 2020, we and the other members of the Financial Services Forum announced the temporary suspension of share repurchases until the end of the second quarter of 2020 to preserve capital and liquidity in order to further the objective of using capital and liquidity to support clients and customers. In the second quarter of 2020, we repurchased 61.2 thousand common shares from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock, at an average price of $43.59 per common share for a total cost of $3 million.

In connection with the Federal Reserve’s release of the CCAR results in June 2020, BNY Mellon announced that it will not conduct open market common stock repurchases in the third quarter of 2020 and will resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment, the additional capital analysis required by the Federal Reserve, and whether the Federal Reserve keeps the limitations for the third quarter of 2020 in place for subsequent quarters. The Federal Reserve has announced that it will conduct additional analysis for all participating CCAR firms, including us, later this year and will not allow participating firms to make open market common

BNY Mellon 35

stock repurchases during the third quarter of 2020. See “Recent regulatory developments” for additional information related to the 2020 CCAR results.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at June 30, 2020, and the average HQLA and average LCR for the second quarter of 2020.

Consolidated HQLA and LCR	June 30, 2020
(dollars in billions)
Securities (a)	$125
Cash (b)	107
Total consolidated HQLA (c)	$232

Total consolidated HQLA – average (c)	$210
Average LCR	112%

(a)	Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.

(b)	Primarily includes cash on deposit with central banks.

(c)
Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $167 billion at June 30, 2020 and averaged $156 billion for the second quarter of 2020.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2020.

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

Net cash provided by operating activities was $5.1 billion in the six months ended June 30, 2020, compared with net cash used for operating activities of $2.5 billion in the six months ended June 30, 2019. In the six months ended June 30, 2020, cash flows provided by operations primarily resulted from earnings and changes in accruals. In the six months ended June 30, 2019, cash flows used for operations primarily resulted from changes in accruals and trading activities, partially offset by earnings.

Net cash used for investing activities was $58.7 billion in the six months ended June 30, 2020, compared with $11.4 billion in the six months ended June 30, 2019. In the six months ended June 30, 2020, net cash used for investing activities primarily reflects net changes in securities, change in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements. In the six months ended June 30, 2019, net cash used for investing activities primarily reflects changes in federal funds sold and securities purchased under resale agreements, partially offset by changes in loans.

Net cash provided by financing activities was $53.4 billion in the six months ended June 30, 2020, compared with $13.2 billion in the six months ended June 30, 2019. In the six months ended June 30, 2020, net cash provided by financing activity reflects changes in deposits and payables to customers and broker-dealers, partially offset by changes in commercial paper. In the six months ended June 30, 2019, net cash provided by financing activities primarily reflects changes in deposits and changes in commercial paper, partially offset by repayment of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and changes in other borrowed funds.

36 BNY Mellon

Capital

Capital data (dollars in millions, except per share amounts; common shares in thousands)	June 30, 2020	March 31, 2020	Dec. 31, 2019
Average common equity to average assets	9.3%	9.8%	10.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	9.9%	8.8%	10.9%
BNY Mellon common shareholders’ equity to total assets ratio	8.9%	8.0%	9.9%
Total BNY Mellon shareholders’ equity	$43,697	$41,145	$41,483
Total BNY Mellon common shareholders’ equity	$39,165	$37,603	$37,941
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$20,650	$19,068	$19,216
Book value per common share	$44.21	$42.47	$42.12
Tangible book value per common share – Non-GAAP (a)	$23.31	$21.53	$21.33
Closing stock price per common share	$38.65	$33.68	$50.33
Market capitalization	$34,239	$29,822	$45,331
Common shares outstanding	885,862	885,443	900,683

Cash dividends per common share	$0.31	$0.31	$0.31
Common dividend payout ratio	31%	30%	20%
Common dividend yield	3.2%	3.7%	2.4%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $43.7 billion at June 30, 2020 from $41.5 billion at Dec. 31, 2019. The increase primarily reflects earnings, the issuance of preferred stock and unrealized gain on securities available-for-sale, partially offset by common stock repurchases and dividend payments.

In May 2020, the Parent issued 1,000,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series G Preferred Stock. The Series G Preferred Stock has an aggregate liquidation preference of $1 billion. The Parent will pay dividends on the Series G Preferred Stock, if declared by its board of directors on each March 20 and September 20, at an annual rate equal to 4.70% from the original issue date to but excluding, Sept. 20, 2025; and at a floating rate equal to the five-year treasury rate (as defined in the certificate of designation) on the date that is three business days prior to the reset date plus 4.358% for each reset period, from and including Sept. 20, 2025. The floating rate will initially reset on Sept. 20, 2025 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated OCI was $1.2 billion at June 30, 2020, compared with $361 million at Dec. 31, 2019. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

In the six months ended June 30, 2020, we repurchased 21.7 million common shares at an average price of $45.43 per common share for a total of $988 million under the current program prior to the temporary suspension of share repurchases in March 2020.

In connection with the Federal Reserve’s release of the CCAR results in June 2020, BNY Mellon announced that it will not conduct open market common stock repurchases in the third quarter of 2020 and will resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment, the additional capital analysis required by the Federal Reserve, and whether the Federal Reserve keeps the limitations for the third quarter of 2020 in place for subsequent quarters. The Federal Reserve has announced that it will conduct additional analysis for all participating CCAR firms, including us, later this year and will not allow participating firms to make open market common stock repurchases during the third quarter of 2020. For additional information, see “Recent Regulatory Developments.”

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the

BNY Mellon 37

Parent to maintain its status as a financial holding company (“FHC”), our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of June 30, 2020 and Dec. 31, 2019, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.”

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

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2020					March 31, 2020	Dec. 31, 2019
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.6%	11.4%	11.5%
Tier 1 capital ratio	6%		10		15.4	13.5	13.7
Total capital ratio	10%		12		16.3	14.3	14.4
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		12.7%	11.3%	12.5%
Tier 1 capital ratio	6%		10		15.6	13.5	14.8
Total capital ratio	10%		12		16.6	14.4	15.8
Tier 1 leverage ratio	N/A	(c)	4		6.2	6.0	6.6
SLR (d)(e)	N/A	(c)	5		8.2	5.6	6.1

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		17.1%	15.5%	15.1%
Tier 1 capital ratio	8		8.5		17.1	15.5	15.1
Total capital ratio	10		10.5		17.2	15.6	15.2
Tier 1 leverage ratio	5		4		6.7	6.7	6.9
SLR (d)	6		3		8.4	6.2	6.4

(a)	Minimum requirements for June 30, 2020 include minimum thresholds plus currently applicable buffers.

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

(d)
The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures. The SLR at June 30, 2020 reflects the exclusion of certain central bank placements from leverage exposure.

(e)	The SLR at June 30, 2020 reflects the temporary exclusion of U.S. Treasury securities from the leverage exposure which increased our consolidated SLR by 40 basis points.
38 BNY Mellon

Our CET1 ratio determined under the Advanced Approaches was 12.6% at June 30, 2020 and 11.5% at Dec. 31, 2019. The increase primarily reflects capital generated through earnings and unrealized gains on assets available-for-sale, partially offset by capital deployed through common stock repurchased, prior to the temporary suspension of share repurchases in March 2020, and dividend payments.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets	June 30, 2020	March 31, 2020	Dec. 31, 2019
(in millions)
CET1:
Common shareholders’ equity	$39,165	$37,603	$37,941
Adjustments for:
Goodwill and intangible assets (a)	(18,515)	(18,535)	(18,725)
Net pension fund assets	(270)	(269)	(272)
Equity method investments	(297)	(290)	(311)
Deferred tax assets	(48)	(46)	(46)
Other	—	2	(47)
Total CET1	20,035	18,465	18,540
Other Tier 1 capital:
Preferred stock	4,532	3,542	3,542
Other	(89)	(74)	(86)
Total Tier 1 capital	$24,478	$21,933	$21,996
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	463	314	216
Other	(6)	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,705	1,561	1,453
Excess of expected credit losses	217	101	—
Less: Allowance for credit losses	463	314	216
Total Tier 2 capital – Advanced Approaches	$1,459	$1,348	$1,237
Total capital:
Standardized Approach	$26,183	$23,494	$23,449
Advanced Approaches	$25,937	$23,281	$23,233

Risk-weighted assets:
Standardized Approach	$157,290	$163,006	$148,695
Advanced Approaches:
Credit Risk	$95,647	$97,093	$95,490
Market Risk	2,793	3,630	4,020
Operational Risk	60,900	61,838	61,388
Total Advanced Approaches	$159,340	$162,561	$160,898

Average assets for Tier 1 leverage ratio	$394,394	$366,058	$334,869
Total leverage exposure for SLR	$297,300	$392,807	$362,452

(a)	Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

BNY Mellon 39

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q20
(in millions)
CET1 – Beginning of period	$18,465
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	901
Goodwill and intangible assets, net of related deferred tax liabilities	20
Gross CET1 generated	921
Capital deployed:
Common stock dividend payments	(278)
Common stock repurchases	(3)
Total capital deployed	(281)
Other comprehensive income:
Foreign currency translation	115
Unrealized gain on assets available-for-sale	746
Defined benefit plans	19
Unrealized gain on cash flow hedges	4
Total other comprehensive income	884
Additional paid-in capital (a)	58
Other (deductions):
Embedded goodwill	(7)
Net pension fund assets	(1)
Deferred tax assets	(2)
Other	(2)
Total other deductions	(12)
Net CET1 generated	1,570
CET1 – End of period	$20,035

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2020 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2020
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	8	bps
Advanced Approaches	6		8

Tier 1 capital:
Standardized Approach	6		10
Advanced Approaches	6		10

Total capital:
Standardized Approach	6		11
Advanced Approaches	6		10

Tier 1 leverage	3		2

SLR	3		3

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

Effective April 1, 2020, custody banks, including BNY Mellon and The Bank of New York Mellon, are permitted to exclude certain central bank placements from leverage exposure used in the SLR calculation. Also, effective April 1, 2020 and lasting through March 31, 2021, BHCs are permitted to exclude U.S. Treasury securities from the leverage exposure used in the SLR calculation. This temporary exclusion increased our consolidated SLR by 40 basis points. See “Supervision and Regulation” in our 2019 Annual Report and “Recent regulatory developments” in our First Quarter 2020 Form 10-Q for additional information.

Stress capital buffer

In June 2020, the Federal Reserve notified BNY Mellon that its stress capital buffer (“SCB”) requirement will be 2.5%, equal to the regulatory minimum, effective as of Oct. 1, 2020. The SCB replaces the current 2.5% capital conservation buffer for Standardized Approach capital ratios.

The SCB final rule generally eliminates the requirement for prior approval of common stock repurchases in excess of the distributions in a firm’s capital plan, provided that such distributions do not cause a breach of the firm’s capital ratios, including the applicable capital buffer. In conjunction with the release of the 2020 CCAR results, the Federal Reserve has imposed restrictions on capital distributions for the third quarter of 2020. For more detail regarding these restrictions, see “Recent regulatory developments - CCAR 2020 results” in this Quarterly Report on Form 10-Q.

Total Loss-Absorbing Capacity (“TLAC”)

The final TLAC rule establishing external TLAC, external long-term debt (“LTD”) and related requirements for U.S. G-SIBs, including BNY

40 BNY Mellon

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2020
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	28.7%
As a percentage of total leverage exposure	7.5%	9.5%	15.4%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	12.5%
As a percentage of total leverage exposure	4.5%	N/A	6.7%

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

BNY Mellon 41

VaR (a)	2Q20			June 30, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.1	$4.9	$2.2
Foreign exchange	3.4	2.2	5.9	2.4
Equity	0.5	0.4	1.4	0.4
Credit	3.5	1.8	10.2	2.8
Diversification	(5.7)	N/M	N/M	(4.0)
Overall portfolio	4.7	3.1	11.4	3.8

VaR (a)	1Q20			March 31, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$4.9	$3.2	$11.3	$5.1
Foreign exchange	3.1	1.7	6.3	4.5
Equity	1.4	0.8	2.3	0.9
Credit	3.4	1.2	12.1	9.8
Diversification	(6.4)	N/M	N/M	(9.9)
Overall portfolio	6.4	3.5	14.3	10.4

VaR (a)	2Q19			June 30, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.2	$3.3	$5.2	$3.8
Foreign exchange	2.7	1.9	4.2	2.3
Equity	0.8	0.6	0.9	0.7
Credit	0.8	0.5	1.2	0.9
Diversification	(3.2)	N/M	N/M	(3.2)
Overall portfolio	5.3	4.0	6.9	4.5

VaR (a)	YTD20
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$2.1	$11.3
Foreign exchange	3.2	1.7	6.3
Equity	0.9	0.4	2.3
Credit	3.5	1.2	12.1
Diversification	(6.1)	N/M	N/M
Overall portfolio	5.5	3.1	14.3

VaR (a)	YTD19
(in millions)	Average	Minimum	Maximum
Interest rate	$4.1	$3.2	$5.3
Foreign exchange	3.3	1.9	6.4
Equity	0.7	0.6	1.1
Credit	0.7	0.4	1.2
Diversification	(3.1)	N/M	N/M
Overall portfolio	5.7	4.0	9.5

(a)	VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

The decrease in VaR at June 30, 2020 compared with March 31, 2020 reflects lower market volatility in the second quarter of 2020.

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

During the second quarter of 2020, interest rate risk generated 29% of average gross VaR, foreign exchange risk generated 33% of average gross VaR, equity risk generated 5% of average gross VaR and credit risk generated 33% of average gross VaR. During the second quarter of 2020, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

42 BNY Mellon

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019

Revenue range:	Number of days
Less than $(2.5)	6	—	3	2	—
$(2.5) – $0	12	3	5	7	4
$0 – $2.5	17	19	23	26	30
$2.5 – $5.0	15	19	24	22	23
More than $5.0	14	21	7	7	7

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

The number of days when revenue was generated decreased compared with the first quarter of 2020 driven by lower volumes and volatility in the second quarter of 2020.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $14.2 billion at June 30, 2020 and $13.6 billion at Dec. 31, 2019.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5.6 billion at June 30, 2020 and $4.8 billion at Dec. 31, 2019.

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

At June 30, 2020, our OTC derivative assets, including those in hedging relationships, of $4.3 billion included a credit valuation adjustment (“CVA”) deduction of $41 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.9 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA increased by $2 million and the DVA increased by less than $1 million in the second quarter of 2020, which decreased foreign exchange and other trading revenue by $2 million. The net impact increased foreign exchange and other trading revenue by $4 million in the first quarter of 2020 and $1 million in the second quarter of 2019.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019

Rating:
AAA to AA-	56%	56%	54%	55%	54%
A+ to A-	18	24	24	24	26
BBB+ to BBB-	18	14	17	16	17
BB+ and lower (b)	8	6	5	5	3
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

(b)	Non-investment grade.

BNY Mellon 43

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

In the table below, we use the earnings simulation model to run various interest rate ramp scenarios from a baseline scenario. The interest rate ramp scenarios examine the impact of large interest rate movements. In each scenario, all currencies’ interest rates are shifted higher or lower. Typically, the baseline scenario uses the average deposit balances of the last month of the quarter. However, during the month of March we experienced a significant increase in deposits and a corresponding increase in central bank placements. To normalize the analysis, we used the first quarter average for these balances. The 100 basis point ramp scenario assumes rates change 25 basis points above or below the yield curve in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period. The net interest revenue sensitivity methodology assumes static deposit levels and also assumes that no management actions will be taken to mitigate the effects of interest rate changes.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	June 30, 2020	March 31, 2020	June 30, 2019
Up 200 bps parallel rate ramp vs. baseline (a)	$591	$557	$380
Up 100 bps parallel rate ramp vs. baseline (a)	349	334	200
Down 100 bps parallel rate ramp vs. baseline (a)	315	100	(179)
Long-term up 50 bps, short-term unchanged (b)	153	166	171
Long-term down 50 bps, short-term unchanged (b)	(173)	(158)	(192)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.

The down 100 basis point scenario was impacted by a change in our deposit assumptions. Specifically, we increased the amount of deposit balances to which we would pass through negative central bank rates in the scenario.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the ramp up 100 basis point and 200 basis point scenarios in the table above by approximately $35 million and approximately $65 million, respectively. The impact would be smaller if the runoff was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

44 BNY Mellon

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

BNY Mellon has also included the adjusted pre-tax operating margin – Non-GAAP, which is the pre-tax operating margin for the Investment and Wealth Management business net of distribution and servicing expense that was passed to third parties who distribute or service our managed funds. We believe that this measure is useful when evaluating the performance of the Investment and Wealth Management business relative to industry competitors.

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q20	1Q20	2Q19	YTD20	YTD19
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$901	$944	$969	$1,845	$1,879
Add: Amortization of intangible assets	26	26	30	52	59
Less: Tax impact of amortization of intangible assets	6	6	7	12	14
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$921	$964	$992	$1,885	$1,924

Average common shareholders’ equity	$38,476	$37,664	$37,487	$38,070	$37,287
Less: Average goodwill	17,243	17,311	17,343	17,277	17,360
Average intangible assets	3,058	3,089	3,178	3,073	3,193
Add: Deferred tax liability – tax deductible goodwill (a)	1,119	1,109	1,094	1,119	1,094
Deferred tax liability – intangible assets (a)	664	666	687	664	687
Average tangible common shareholders’ equity – Non-GAAP	$19,958	$19,039	$18,747	$19,503	$18,515

Return on common shareholders’ equity – GAAP	9.4%	10.1%	10.4%	9.7%	10.2%
Return on tangible common shareholders’ equity – Non-GAAP	18.5%	20.4%	21.2%	19.4%	20.9%

(a)	Deferred tax liabilities are based on fully phased-in U.S. capital rules.

BNY Mellon 45

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2020	March 31, 2020	Dec. 31, 2019	June 30, 2019
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$43,697	$41,145	$41,483	$41,533
Less: Preferred stock	4,532	3,542	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	39,165	37,603	37,941	37,991
Less: Goodwill	17,253	17,240	17,386	17,337
Intangible assets	3,045	3,070	3,107	3,160
Add: Deferred tax liability – tax deductible goodwill (a)	1,119	1,109	1,098	1,094
Deferred tax liability – intangible assets (a)	664	666	670	687
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$20,650	$19,068	$19,216	$19,275

Period-end common shares outstanding (in thousands)	885,862	885,443	900,683	942,662

Book value per common share – GAAP	$44.21	$42.47	$42.12	$40.30
Tangible book value per common share – Non-GAAP	$23.31	$21.53	$21.33	$20.45

(a)	Deferred tax liabilities are based on fully phased-in U.S. capital rules.

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	2Q20	2Q19	2Q20 vs.
(dollars in millions)			2Q19
Investment management and performance fees – GAAP	$786	$833	(6)%
Impact of changes in foreign currency exchange rates	—	(9)
Adjusted investment management and performance fees – Non-GAAP	$786	$824	(5)%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business.

Constant currency reconciliation – Investment and Wealth Management business			2Q20 vs.
(dollars in millions)	2Q20	2Q19	2Q19
Investment management and performance fees – GAAP	$787	$833	(6)%
Impact of changes in foreign currency exchange rates	—	(9)
Adjusted investment management and performance fees – Non-GAAP	$787	$824	(4)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business.

Pre-tax operating margin reconciliation – Investment and Wealth Management business
(dollars in millions)	2Q20	1Q20	4Q19	3Q19	2Q19	YTD20	YTD19
Income before income taxes – GAAP	$221	$194	$240	$295	$260	$415	$526

Total revenue – GAAP	$886	$898	$971	$887	$913	$1,784	$1,849
Less: Distribution and servicing expense	86	91	93	98	94	177	185
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$800	$807	$878	$789	$819	$1,607	$1,664

Pre-tax operating margin – GAAP (a)	25%	22%	25%	33%	29%	23%	28%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	28%	24%	27%	37%	32%	26%	32%

(a)	Income before taxes divided by total revenue.

46 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following ASU issued by the FASB had not yet been adopted as of June 30, 2020.

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2020 and “Supervision and Regulation” in our 2019 Annual Report. The following discussions summarize certain regulatory, legislative and other developments that may affect BNY Mellon, the impact of many of which we are still evaluating.

CCAR 2020 results

On June 25, 2020, the Federal Reserve released the results of its stress tests for 2020 and additional sensitivity analyses that the Federal Reserve conducted in light of the coronavirus pandemic. The Federal Reserve also notified BNY Mellon that its SCB requirement will be 2.5%, which equals the regulatory floor. The SCB will be effective on Oct. 1, 2020. For additional information regarding the SCB, see “Recent regulatory developments - Changes to CCAR and Stress Capital Buffer” in our First Quarter

2020 Form 10-Q and “Supervision and Regulation - Capital Planning and Stress Testing” in our 2019 Annual Report.

In light of the changes in the financial markets and the economy, the Federal Reserve announced that all banking institutions subject to CCAR, including BNY Mellon, will be required to resubmit their capital plans. In connection with the capital plan resubmission, the Federal Reserve may recalculate CCAR firms’ SCBs (including BNY Mellon’s). For the third quarter of 2020, all CCAR firms, including BNY Mellon, will only be permitted to repurchase stock in connection with employee benefit plans, pay common stock dividends that do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters provided that the amount of the common stock dividend is not increased, and pay scheduled dividends on additional Tier 1 and Tier 2 capital instruments. The Federal Reserve has stated that it may extend these limitations quarter-by-quarter. Consistent with these limitations, for the third quarter, BNY Mellon plans to maintain its quarterly common stock dividend of $0.31 per share and to suspend its open market common stock repurchases.

Volcker Covered Funds Regulations Revision

On June 25, 2020, the Federal Reserve, OCC, FDIC, Securities and Exchange Commission (“SEC”) and Commodity Futures Trading Commission (“CFTC”) finalized a second major set of amendments to the implementing regulations for the provisions of the Dodd-Frank Act commonly referred to as the “Volcker Rule”. This set of amendments, which follows revisions to the proprietary trading provisions of the Volcker Rule in 2019, contains a number of targeted amendments to the Volcker Rule regulations, principally focused on the restrictions on banking entities’ investments in, sponsorship of, and other relationships with covered funds. BNY Mellon’s preliminary assessment is that the changes are favorable and reduce certain compliance burdens; however, the general prohibitions and requirements with respect to investment in, sponsoring of and transactions with covered funds would remain in place.

The provision that may have the most targeted benefits to BNY Mellon concerns transactions with covered funds which we sponsor or advise. The amendments exempt certain transactions from the

BNY Mellon 47

currently applicable prohibitions, including intraday credit extensions and certain payment, clearing and settlement transactions, subject to certain conditions. Additionally, the amendments narrow the definition of “ownership interest,” which may reduce the compliance burden on BNY Mellon investments. The amendments will become effective on Oct. 1, 2020.

CRR “Quick Fix”

On June 27, 2020, a so-called “quick fix” to the Capital Requirements Regulation (“CRR Quick Fix”) became applicable. Among other things, the CRR Quick Fix enables EU credit institutions, such as The Bank of New York Mellon SA/NV, to exclude central bank deposits from leverage ratio calculations under certain conditions, including a declaration of “exceptional circumstances” from the credit institution’s competent authority. The leverage ratio will become a binding requirement in the EU, as part of the Capital Requirements Regulation 2, on June 28, 2021. The extent to which the UK implements the leverage ratio exclusion of the CRR Quick Fix depends on its policy stance after the end of the transition period under the EU withdrawal agreement.

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

We may use our website, our Twitter account (@BNYMellon) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

48 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,173	$1,159	$1,141	$2,332	$2,263
Clearing services fees	431	470	410	901	808
Issuer services fees	277	263	291	540	542
Treasury services fees	144	149	140	293	272
Total investment services fees	2,025	2,041	1,982	4,066	3,885
Investment management and performance fees	786	862	833	1,648	1,674
Foreign exchange and other trading revenue	166	319	166	485	336
Financing-related fees	58	59	50	117	101
Distribution and servicing	27	31	31	58	62
Investment and other income	105	11	43	116	78
Total fee revenue	3,167	3,323	3,105	6,490	6,136
Net securities gains	9	9	7	18	8
Total fee and other revenue	3,176	3,332	3,112	6,508	6,144
Operations of consolidated investment management funds
Investment income (loss)	54	(38)	10	16	36
Interest of investment management fund note holders	—	—	—	—	—
Income (loss) from consolidated investment management funds	54	(38)	10	16	36
Net interest revenue
Interest revenue	943	1,570	1,965	2,513	3,885
Interest expense	163	756	1,163	919	2,242
Net interest revenue	780	814	802	1,594	1,643
Total revenue	4,010	4,108	3,924	8,118	7,823
Provision for credit losses	143	169	(8)	312	(1)
Noninterest expense
Staff	1,464	1,482	1,421	2,946	2,945
Software and equipment	345	326	304	671	587
Professional, legal and other purchased services	337	330	337	667	662
Net occupancy	137	135	138	272	275
Sub-custodian and clearing	120	105	115	225	220
Distribution and servicing	85	91	94	176	185
Bank assessment charges	35	35	31	70	62
Business development	20	42	56	62	101
Amortization of intangible assets	26	26	30	52	59
Other	117	140	121	257	250
Total noninterest expense	2,686	2,712	2,647	5,398	5,346
Income
Income before income taxes	1,181	1,227	1,285	2,408	2,478
Provision for income taxes	216	265	264	481	501
Net income	965	962	1,021	1,927	1,977
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(15)	18	(4)	3	(14)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	950	980	1,017	1,930	1,963
Preferred stock dividends	(49)	(36)	(48)	(85)	(84)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$901	$944	$969	$1,845	$1,879

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$901	$944	$969	$1,845	$1,879
Less: Earnings allocated to participating securities	1	3	4	4	9
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$900	$941	$965	$1,841	$1,870

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic	889,020	894,122	951,281	891,642	956,887
Common stock equivalents	2,044	3,941	3,891	2,866	4,894
Less: Participating securities	(503)	(1,374)	(1,244)	(905)	(1,824)
Diluted	890,561	896,689	953,928	893,603	959,957

Anti-dilutive securities (a)	1,578	2,584	3,999	2,052	4,704

(a)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in dollars)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic	$1.01	$1.05	$1.01	$2.06	$1.95
Diluted	$1.01	$1.05	$1.01	$2.06	$1.95

See accompanying unaudited Notes to Consolidated Financial Statements.

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$965	$962	$1,021	$1,927	$1,977
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	115	(369)	10	(254)	39
Unrealized gain on assets available-for-sale:
Unrealized gain arising during the period	753	183	287	936	526
Reclassification adjustment	(7)	(7)	(5)	(14)	(6)
Total unrealized gain on assets available-for-sale	746	176	282	922	520
Defined benefit plans:
Net (loss) arising during the period	—	—	—	—	(9)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	19	18	10	37	20
Total defined benefit plans	19	18	10	37	11
Net unrealized gain (loss) on cash flow hedges	4	(11)	—	(7)	5
Total other comprehensive income (loss), net of tax (a)	884	(186)	302	698	575
Total comprehensive income	1,849	776	1,323	2,625	2,552
Net (income) loss attributable to noncontrolling interests	(15)	18	(4)	3	(14)
Other comprehensive loss (income) attributable to noncontrolling interests	—	2	—	2	(2)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,834	$796	$1,319	$2,630	$2,536

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $884 million for the quarter ended June 30, 2020, $(184) million for the quarter ended March 31, 2020, $302 million for the quarter ended June 30, 2019, $700 million for the six months ended June 30, 2020 and $573 million for the six months ended June 30, 2019.

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	June 30, 2020	Dec. 31, 2019
(dollars in millions, except per share amounts)
Assets
Cash and due from banks (including allowance for credit losses of $4 at June 30, 2020) (a)	$4,776	$4,830
Interest-bearing deposits with the Federal Reserve and other central banks	112,728	95,042
Interest-bearing deposits with banks (including allowance for credit losses of $1 at June 30, 2020; $2,210 and $2,437 is restricted) (a)	18,045	14,811
Federal funds sold and securities purchased under resale agreements (including allowance for credit losses of $- at June 30, 2020) (a)	36,638	30,182
Securities:
Held-to-maturity (including allowance for credit losses of less than $1 at June 30, 2020; fair value of $45,983 and $34,805) (a)	44,615	34,483
Available-for-sale (including allowance for credit losses of $12 at June 30, 2020; amortized cost of $106,668 and $87,435) (a)	110,067	88,550
Total securities	154,682	123,033
Trading assets	14,150	13,571
Loans	55,397	54,953
Allowance for credit losses (a)	(302)	(122)
Net loans	55,095	54,831
Premises and equipment	3,598	3,625
Accrued interest receivable	540	624
Goodwill	17,253	17,386
Intangible assets	3,045	3,107
Other assets (including allowance for credit losses on accounts receivable of $4 at June 30, 2020, also includes $529 and $419, at fair value) (a)	21,306	20,221
Subtotal assets of operations	441,856	381,263
Assets of consolidated investment management funds, at fair value	460	245
Total assets	$442,316	$381,508
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$78,100	$57,630
Interest-bearing deposits in U.S. offices	121,242	101,542
Interest-bearing deposits in non-U.S. offices	106,128	100,294
Total deposits	305,470	259,466
Federal funds purchased and securities sold under repurchase agreements	14,512	11,401
Trading liabilities	5,595	4,841
Payables to customers and broker-dealers	25,012	18,758
Commercial paper	665	3,959
Other borrowed funds	1,628	599
Accrued taxes and other expenses	5,029	5,642
Other liabilities (including allowance for credit losses on lending-related commitments of $152 and $94, also includes $964 and $607, at fair value) (a)	12,869	7,612
Long-term debt (includes $399 and $387, at fair value)	27,566	27,501
Subtotal liabilities of operations	398,346	339,779
Liabilities of consolidated investment management funds, at fair value	4	1
Total liabilities	398,350	339,780
Temporary equity
Redeemable noncontrolling interests	157	143
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 45,826 and 35,826 shares	4,532	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,381,361,699 and 1,374,443,376 shares	14	14
Additional paid-in capital	27,702	27,515
Retained earnings	33,224	31,894
Accumulated other comprehensive loss, net of tax	(1,943)	(2,638)
Less: Treasury stock of 495,499,985 and 473,760,338 common shares, at cost	(19,832)	(18,844)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,697	41,483
Nonredeemable noncontrolling interests of consolidated investment management funds	112	102
Total permanent equity	43,809	41,585
Total liabilities, temporary equity and permanent equity	$442,316	$381,508

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.

52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2020	2019
Operating activities
Net income	$1,927	$1,977
Net loss (income) attributable to noncontrolling interests	3	(14)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,930	1,963
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses (a)	312	(1)
Pension plan contributions	(12)	(22)
Depreciation and amortization	744	635
Deferred tax (benefit)	(363)	(110)
Net securities (gains)	(18)	(8)
Change in trading assets and liabilities	171	(1,306)
Change in accruals and other, net	2,361	(3,665)
Net cash provided by (used for) operating activities	5,125	(2,514)
Investing activities
Change in interest-bearing deposits with banks	(3,710)	(1,618)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(18,117)	(1,714)
Purchases of securities held-to-maturity	(14,499)	(3,739)
Paydowns of securities held-to-maturity	3,541	2,078
Maturities of securities held-to-maturity	1,836	1,380
Purchases of securities available-for-sale	(44,865)	(21,503)
Sales of securities available-for-sale	8,414	6,346
Paydowns of securities available-for-sale	4,416	3,226
Maturities of securities available-for-sale	12,241	14,143
Net change in loans	(610)	4,116
Sales of loans and other real estate	2	52
Change in federal funds sold and securities purchased under resale agreements	(6,516)	(14,401)
Net change in seed capital investments	19	25
Purchases of premises and equipment/capitalized software	(623)	(717)
Other, net	(275)	940
Net cash (used for) investing activities	(58,746)	(11,386)
Financing activities
Change in deposits	47,576	14,255
Change in federal funds purchased and securities sold under repurchase agreements	3,155	(2,486)
Change in payables to customers and broker-dealers	6,260	(778)
Change in other borrowed funds	1,036	(1,328)
Change in commercial paper	(3,294)	6,955
Net proceeds from the issuance of long-term debt	2,246	1,248
Repayments of long-term debt	(3,000)	(2,750)
Proceeds from the exercise of stock options	33	35
Issuance of common stock	6	16
Issuance of preferred stock	990	—
Treasury stock acquired	(988)	(1,305)
Common cash dividends paid	(560)	(540)
Preferred cash dividends paid	(85)	(84)
Other, net	15	7
Net cash provided by financing activities	53,390	13,245
Effect of exchange rate changes on cash	(50)	(11)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(281)	(666)
Cash and due from banks and restricted cash at beginning of period	7,267	8,258
Cash and due from banks and restricted cash at end of period	$6,986	$7,592
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$4,776	$5,556
Restricted cash at end of period	2,210	2,036
Cash and due from banks and restricted cash at end of period	$6,986	$7,592
Supplemental disclosures
Interest paid	$1,013	$2,238
Income taxes paid	756	461
Income taxes refunded	11	347

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2020	$3,542	$14	$27,644	$32,601	$(2,827)	$(19,829)	$94	$41,239	(a)	$140
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Other net changes in noncontrolling interests	—	—	—	—	—	—	3	3		—
Net income	—	—	—	950	—	—	15	965		—
Other comprehensive income	—	—	—	—	884	—	—	884		—
Dividends:
Common stock at $0.31 per share	—	—	—	(278)	—	—	—	(278)		—
Preferred stock	—	—	—	(49)	—	—	—	(49)		—
Repurchase of common stock	—	—	—	—	—	(3)	—	(3)		—
Common stock issued under employee benefit plans	—	—	6	—	—	—	—	6		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	52	—	—	—	—	52		—
Balance at June 30, 2020	$4,532	$14	$27,702	$33,224	$(1,943)	$(19,832)	$112	$43,809	(a)	$157

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,603 million at March 31, 2020 and $39,165 million at June 30, 2020.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2019	$3,542	$14	$27,515	$31,894	$(2,638)	$(18,844)	$102	$41,585	(a)	$143
Impact of adopting ASU 2016-13, Financial Instruments – Credit Losses	—	—	—	45	(5)	—	—	40		—
Adjusted balance at Jan. 1, 2020	3,542	14	27,515	31,939	(2,643)	(18,844)	102	41,625		143
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(16)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	10	5		(2)
Net income (loss)	—	—	—	980	—	—	(18)	962		—
Other comprehensive (loss)	—	—	—	—	(184)	—	—	(184)		(2)
Dividends:
Common stock at $0.31 per share	—	—	—	(282)	—	—	—	(282)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(985)	—	(985)		—
Common stock issued under employee benefit plans	—	—	9	—	—	—	—	9		—
Stock awards and options exercised	—	—	125	—	—	—	—	125		—
Balance at March 31, 2020	$3,542	$14	$27,644	$32,601	$(2,827)	$(19,829)	$94	$41,239	(a)	$140

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,941 million at Dec. 31, 2019 and $37,603 million at March 31, 2020.

54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2019	$3,542	$14	$27,349	$29,382	$(2,990)	$(16,072)	$122	$41,347	(a)	$122
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		16
Other net changes in noncontrolling interests	—	—	2	—	—	—	40	42		(2)
Net income	—	—	—	1,017	—	—	4	1,021		—
Other comprehensive income	—	—	—	—	302	—	—	302		—
Dividends:
Common stock at $0.28 per share	—	—	—	(270)	—	—	—	(270)		—
Preferred stock	—	—	—	(48)	—	—	—	(48)		—
Repurchase of common stock	—	—	—	—	—	(750)	—	(750)		—
Common stock issued under employee benefit plans	—	—	6	—	—	—	—	6		—
Stock awards and options exercised	—	—	49	—	—	—	—	49		—
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,683 million at March 31, 2019 and $37,991 million at June 30, 2019.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2019	$3,542	$14	$27,515	$31,894	$(2,638)	$(18,844)	$102	$41,585	(a)	$143
Impact of adopting ASU 2016-13, Financial Instruments – Credit Losses	—	—	—	45	(5)	—	—	40		—
Adjusted balance at Jan. 1, 2020	3,542	14	27,515	31,939	(2,643)	(18,844)	102	41,625		143
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		34
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(16)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	13	8		(2)
Net income (loss)	—	—	—	1,930	—	—	(3)	1,927		—
Other comprehensive income (loss)	—	—	—	—	700	—	—	700		(2)
Dividends:
Common stock at $0.62 per share	—	—	—	(560)	—	—	—	(560)		—
Preferred stock	—	—	—	(85)	—	—	—	(85)		—
Repurchase of common stock	—	—	—	—	—	(988)	—	(988)		—
Common stock issued under employee benefit plans	—	—	15	—	—	—	—	15		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	177	—	—	—	—	177		—
Balance at June 30, 2020	$4,532	$14	$27,702	$33,224	$(1,943)	$(19,832)	$112	$43,809	(a)	$157

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,941 million at Dec. 31, 2019 and $39,165 million at June 30, 2020.

BNY Mellon 55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2018	$3,542	$14	$27,118	$28,652	$(3,171)	$(15,517)	$101	$40,739	(a)	$129
Reclassification of certain tax effects related to adopting ASU 2018-02	—	—	—	90	(90)	—	—	—		—
Adjusted balance at Jan. 1, 2019	3,542	14	27,118	28,742	(3,261)	(15,517)	101	40,739		129
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		36
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(7)
Other net changes in noncontrolling interests	—	—	21	—	—	—	51	72		(24)
Net income	—	—	—	1,963	—	—	14	1,977		—
Other comprehensive income	—	—	—	—	573	—	—	573		2
Dividends:
Common stock at $0.56 per share	—	—	—	(540)	—	—	—	(540)		—
Preferred stock	—	—	—	(84)	—	—	—	(84)		—
Repurchase of common stock	—	—	—	—	—	(1,305)	—	(1,305)		—
Common stock issued under:
Employee benefit plans	—	—	16	—	—	—	—	16		—
Direct stock purchase and dividend reinvestment plan	—	—	11	—	—	—	—	11		—
Stock awards and options exercised	—	—	240	—	—	—	—	240		—
Balance at June 30, 2019	$3,542	$14	$27,406	$30,081	$(2,688)	$(16,822)	$166	$41,699	(a)	$136

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,991 million at June 30, 2019.

See accompanying unaudited Notes to Consolidated Financial Statements.

56 BNY Mellon

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

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments

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

BNY Mellon 57

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

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Interagency Guidance (as defined below). Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance. The Company has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic.

The CARES Act, which became law on March 27, 2020, provides that financial institutions may, subject to certain conditions, elect to temporarily suspend the U.S. GAAP requirements with respect to loan modifications related to the coronavirus pandemic that were current as of Dec. 31, 2019 and that would otherwise be identified and treated as TDRs.

This TDR relief is applicable to modifications that were made from March 1, 2020 until the earlier of Dec. 31, 2020 or 60 days from the date the national emergency related to the coronavirus pandemic officially ends.

Various banking regulators issued guidance in the April 7, 2020 “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised)” (“Interagency Guidance”) on loan modification treatment pursuant to which financial institutions can apply the U.S. GAAP requirements for loan modifications. In accordance with this guidance, a loan modification is not considered a TDR if the modification is related to the coronavirus pandemic, the borrower had been current when the modification program was implemented, and the modification includes payment deferrals for not more than 6 months.

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

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

we believe the ultimate collectability of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and remain current for a specified period.

“Allowance for credit losses” below provides additional information regarding the individual evaluation of credit losses for nonperforming loans.

Allowance for credit losses

The accounting policy for estimating credit losses related to financial assets measured at amortized cost, including loans and lending-related commitments changed beginning in the first quarter of 2020 as a result of the adoption of ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU also included targeted amendments with respect to credit losses for available-for-sale debt securities. The accounting policy for determining the allowances has been identified as a “critical accounting estimate” as it requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are judgmental and inherently uncertain.

Credit quality is monitored by management and is reflected within the allowance for credit losses. The allowance represents management’s estimate of expected credit losses over the expected contractual life of the financial instruments as of the balance sheet date. The allowance methodology is designed to provide procedural discipline in assessing the appropriateness of the allowance.

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

In our estimate, with the exception of our small home equity line of credit portfolio, available-for-sale debt securities, and individually evaluated financial assets, we utilize a multi-scenario macroeconomic forecast which includes a weighting of baseline, stronger near-term growth and moderate recession scenarios. This approach allows us to develop our estimate using a wide span of economic input variables. Our baseline scenario reflects a view on likely performance of each global region and the other two scenarios are designed relative to the baseline scenario. The scenarios include both a reasonable and supportable forecast period as well as a reversion period. The reasonable and supportable forecast is typically over a two to three-year horizon, followed by a reversion period in which the economic data reverts to long-term historical experience. In general, the forecasts across the alternative economic scenarios tend to revert toward the long-term trends after the forecast period, which is the period in which the confidence interval is considered reasonable and supportable. The speed at which the scenario specific forecasts revert is based on observed historical patterns of mean reversion that are reflected in our model parameter estimates. Certain macroeconomic variables such as unemployment or home prices take longer to revert after a contraction, though specific recovery times are scenario-specific. Reversion will usually take longer the further away the scenario specific forecast is from the historical mean. On a quarterly basis, within a developed governance structure, we update these scenarios for current economic conditions and may adjust the scenario weighting based on our economic outlook.

Allowance for credit losses - Loans and lending-related commitments

The allowance for credit losses on loans is presented as a valuation allowance to loans, and the allowance for credit losses on lending-related commitments is recorded in other liabilities. The components of the allowance for credit losses on loans and lending-related commitments consist of the following three elements:

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

•	a pooled allowance component for higher risk-rated and pass-rated commercial and institutional credits;

•	a pooled allowance component for residential mortgage loans; and

•	an asset-specific allowance component involving individually evaluated credits of $1 million or greater.

The first element, a pooled allowance component for higher risk-rated and pass-rated commercial and institutional credits, is based on our expected credit loss model. Individual credit analyses are performed on such loans before being assigned a credit rating. All borrowers are collectively evaluated based on their credit rating. The loss expected in each loan incorporates the borrower’s credit rating, facility rating and maturity. The loss given default, derived from the facility rating, incorporates a recovery expectation, and for unfunded lending exposures, an estimate of the use of the facility at default (usage given default). The borrower’s probability of default is derived from the associated credit rating. For each of the different parameters, specific credit models are developed for each segment of our portfolio, including commercial loans and lease financing, commercial real estate, financial institutions, and other. Segmentation is established based on risk characteristics of the loans and how risk is monitored. We use both internal and external data in the development of these parameters. In estimating the term of the exposures and resulting effect on the measurement of expected credit loss, we consider the impact of potential prepayments as well as the effect of borrower extension options. Borrower ratings are reviewed at least annually and are periodically mapped to third-party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated loans and lending-related commitments are reviewed quarterly.

The second element, a pooled allowance component for residential mortgage loans, is determined by first segregating our mortgage pools into two categories: (i) our wealth management mortgages and (ii) our legacy mortgage portfolio disclosed as other residential mortgages. We then apply models to each portfolio to predict prepayments, default rates and loss severity. We consider historical loss experience and use a loan-level, multi-period default model which further segments each portfolio by product type including first lien fixed rate mortgages, first lien adjustable rate mortgages, second lien mortgages, and interest-only mortgages. We calculate the mortgage loss up to loan contractual maturity and embed a reasonable and supportable forecast and macroeconomic variable inputs which are described above. For home equity lines of credit, probability of default and loss given default are based on external data from third-party databases due to the small size of the portfolio and limited internal data. Our legacy mortgage portfolio and home equity line of credit portfolios represent small sub-segments of our mortgage loans.

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

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Allowance for credit losses - Other

We do not apply our credit loss measurement methodologies to accrued interest receivable balances related to our loan, debt securities and deposits with third party financial institutions assets given our nonaccrual policy that requires charge-off of interest receivable when deemed uncollectible. Accrued interest receivable related to these instruments is presented in total with other interest-bearing instruments in the consolidated balance sheet. Accrued interest receivable related to each major loan

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

class is disclosed within our credit quality disclosure in Note 5.

Our policy for credit losses related to purchased financial assets requires an evaluation to be performed prior to the effective purchase date to determine if more than an insignificant decline in credit quality has occurred during the period between the origination and purchase date, or in the case of debt securities, the period between the issuance and purchase date. If we purchase a financial asset with more than insignificant deterioration in credit quality, the measurement of expected credit loss is performed using the methodologies described above, and the credit loss is recorded as an allowance for credit losses on the purchase date. Subsequent to purchase, changes (favorable and unfavorable) in expected cash flows are recognized immediately in net income by adjusting the allowance. We evaluate various factors in the determination of whether a more than an insignificant decline in credit quality has occurred and these factors vary depending upon the type of asset purchased. Such factors include changes in risk rating and/or agency rating, collateral deterioration, payment status, purchase price, credit spreads, and other factors. We did not purchase any such assets during the first six months of 2020 and did not own such assets as of June 30, 2020.

We apply a separate credit loss methodology to accounts receivables to estimate the expected credit losses associated with these short-term receivables which historically have not resulted in significant credit losses. The allowance for credit losses on accounts receivable is reflected in other assets.

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

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. Contingent payments totaled $3 million in the second quarter of 2020 and the first six months of 2020.

At June 30, 2020, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $5 million to $10 million over the next two years, but could be higher as certain of the arrangements do not contain a contractual maximum.

Transaction in 2019

On Nov. 8, 2019, BNY Mellon, along with the other holders of Promontory Interfinancial Network, LLC (“PIN”), completed the sale of their interests in PIN. BNY Mellon recorded an after-tax gain of $622 million on the sale of this equity investment.

Note 4–Securities

On Jan. 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments on a prospective basis. See Note 2 for the significant accounting policy related to securities.

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2020 and Dec. 31, 2019.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities at June 30, 2020		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$26,005	$516	$84	$26,437
U.S. Treasury	23,537	1,600	—	25,137
Sovereign debt/sovereign guaranteed	15,724	165	2	15,887
Agency commercial mortgage-backed securities (“MBS”)	9,357	633	2	9,988
Foreign covered bonds	5,469	53	3	5,519
Supranational	5,385	64	1	5,448
Collateralized loan obligations (“CLOs”)	4,526	4	98	4,432
Foreign government agencies	3,536	42	—	3,578
U.S. government agencies	2,635	173	2	2,806
Other asset-backed securities (“ABS”)	2,724	29	10	2,743
Non-agency commercial MBS	2,517	129	16	2,630
Commercial paper/certificates of deposit (“CDs”)	1,849	4	—	1,853
Non-agency RMBS (a)	1,464	149	15	1,598
State and political subdivisions	1,150	31	2	1,179
Corporate bonds	789	42	—	831
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$106,668	$3,634	$235	$110,067
Held-to-maturity:
Agency RMBS	$32,869	$1,108	$9	$33,968
U.S. Treasury	4,687	114	1	4,800
U.S. government agencies	2,349	6	3	2,352
Agency commercial MBS	1,982	108	—	2,090
Commercial paper/CDs	1,537	2	—	1,539
Sovereign debt/sovereign guaranteed	974	41	—	1,015
Foreign covered bonds	79	—	—	79
Non-agency RMBS	73	3	2	74
Supranational	49	—	—	49
State and political subdivisions	16	1	—	17
Total securities held-to-maturity	$44,615	$1,383	$15	$45,983
Total securities	$151,283	$5,017	$250	$156,050

(a)	Includes $538 million that was included in the former Grantor Trust.

(b)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. The allowance for credit loss on available-for-sale securities of $12 million primarily relates to CLOs. See Note 2 for additional information.

(c)
Includes gross unrealized gains of $28 million and gross unrealized losses of $55 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

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

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities gains (losses)
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Realized gross gains	$16	$12	$12	$28	$17
Realized gross losses	(7)	(3)	(5)	(10)	(9)
Recognized gross impairments	—	—	—	—	—
Total net securities gains	$9	$9	$7	$18	$8

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains by type.

Net securities gains
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Supranational	$6	$—	$—	$6	$—
U.S. Treasury	1	5	3	6	4
Other	2	4	4	6	4
Total net securities gains	$9	$9	$7	$18	$8

Allowance for credit losses - Securities

In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. The allowance for credit losses related to securities was $7 million on Jan. 1, 2020 and $12 million at June 30, 2020. The increase reflects additional credit deterioration in the available-for-sale CLO portfolio. For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to Notes 1 and 4, both Notes to Consolidated Financial Statements, in our 2019 Annual Report.

Credit quality indicators - Securities

At June 30, 2020, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in credit spreads from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $55 million of the unrealized losses at June 30, 2020 and $65 million at Dec. 31, 2019 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position at June 30, 2020 (a)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$2,809	$5	$6,030	$79	$8,839	$84
Sovereign debt/sovereign guaranteed	1,952	2	110	—	2,062	2
Agency commercial MBS	266	—	350	2	616	2
Foreign covered bonds	1,003	2	281	1	1,284	3
Supranational	931	1	233	—	1,164	1
CLOs	3,522	68	575	19	4,097	87
U.S. government agencies	79	2	—	—	79	2
Other ABS	760	6	203	4	963	10
Non-agency commercial MBS	476	15	39	1	515	16
Non-agency RMBS (b)	508	7	96	7	604	14
State and political subdivisions	79	2	2	—	81	2
Total securities available-for-sale (c)	$12,385	$110	$7,919	$113	$20,304	$223

(a)	Includes $530 million of securities with an unrealized loss of greater than $1 million.

(b)
Includes $42 million of securities with an unrealized loss of $1 million for less than 12 months and $1 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.

(c)
Includes gross unrealized losses of $55 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

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

Held-to-maturity securities portfolio at June 30, 2020 (a)			Ratings (b)
		Net unrealized gain				BB+ and lower	A1+/A2/SP-1+
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$32,869	$1,099	100%	—%	—%	—%	—%	—%
U.S. Treasury	4,687	113	100	—	—	—	—	—
U.S. government agencies	2,349	3	100	—	—	—	—	—
Agency commercial MBS	1,982	108	100	—	—	—	—	—
Commercial paper/CDs	1,537	2	—	—	—	—	100	—
Sovereign debt/sovereign guaranteed (c)	974	41	100	—	—	—	—	—
Foreign covered bonds (d)	79	—	100	—	—	—	—	—
Non-agency RMBS	73	1	42	43	2	12	—	1
Supranational	49	—	100	—	—	—	—	—
State and political subdivisions	16	1	6	2	6	—	—	86
Total held-to-maturity securities	$44,615	$1,368	96%	1%	—%	—%	3%	—%

(a)
In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 for additional information.

(b)	Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.

(c)	Primarily consists of exposure to France, UK and Germany.

(d)	Primarily consists of exposure to Canada.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2020	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$5,348	0.50%	$25	2.55%	$178	2.92%	$13,826	0.71%	$—	—%	$19,377
Over 1 through 5 years	10,350	1.52	1,038	1.22	646	3.29	16,098	0.68	—	—	28,132
Over 5 through 10 years	6,171	1.67	1,623	2.56	107	2.42	2,838	0.53	—	—	10,739
Over 10 years	3,268	3.11	120	2.06	248	2.37	355	0.97	—	—	3,991
Mortgage-backed securities	—	—	—	—	—	—	—	—	40,653	2.24	40,653
Asset-backed securities	—	—	—	—	—	—	—	—	7,175	2.18	7,175
Total	$25,137	1.54%	$2,806	2.04%	$1,179	2.96%	$33,117	0.69%	$47,828	2.23%	$110,067
Securities held-to-maturity:
One year or less	$1,899	0.41%	$—	—%	$—	—%	$1,646	1.21%	$—	—%	$3,545
Over 1 through 5 years	2,788	1.91	1,696	1.12	3	5.66	919	0.66	—	—	5,406
Over 5 through 10 years	—	—	212	1.98	—	—	31	0.92	—	—	243
Over 10 years	—	—	441	2.33	13	4.76	43	0.35	—	—	497
Mortgage-backed securities	—	—	—	—	—	—	—	—	34,924	2.87	34,924
Total	$4,687	1.32%	$2,349	1.42%	$16	4.91%	$2,639	1.00%	$34,924	2.87%	$44,615

(a)	Yields are based upon the amortized cost of securities.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Pledged assets

At June 30, 2020, BNY Mellon had pledged assets of $139 billion, including $109 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $6 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2020 included $121 billion of securities, $12 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At June 30, 2020 and Dec. 31, 2019, pledged assets included $21 billion and $29 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

At June 30, 2020, we pledged commercial paper and CDs totaling $1.5 billion as collateral to the Federal Reserve Bank of Boston to secure non-recourse borrowings under the Federal Reserve’s Money Market Mutual Fund Liquidity Facility (“MMLF”) program.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2020 and Dec. 31, 2019, the market value of the securities received that can be sold or repledged was $107 billion and $153 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2020 and Dec. 31, 2019, the market value of securities collateral sold or repledged was $72 billion and $107 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At both June 30, 2020 and Dec. 31, 2019, cash segregated under federal and other regulations or requirements was $2 billion. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $6 billion at June 30, 2020 and $1 billion at Dec. 31, 2019. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2020	Dec. 31, 2019
(in millions)
Domestic:
Commercial	$2,192	$1,442
Commercial real estate	6,217	5,575
Financial institutions	3,804	4,852
Lease financings	439	537
Wealth management loans and mortgages	15,753	16,050
Other residential mortgages	450	494
Overdrafts	1,073	524
Other	1,489	1,167
Margin loans	11,476	11,907
Total domestic	42,893	42,548
Foreign:
Commercial	253	347
Commercial real estate	11	7
Financial institutions	6,949	7,626
Lease financings	589	576
Wealth management loans and mortgages	122	140
Other (primarily overdrafts)	3,147	2,230
Margin loans	1,433	1,479
Total foreign	12,504	12,405
Total loans (a)	$55,397	$54,953

(a)	Net of unearned income of $292 million at June 30, 2020 and $313 million at Dec. 31, 2019 primarily related to domestic and foreign lease financings.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

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

Allowance for credit losses

On Jan. 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 for the significant accounting policy related to allowance for credit losses on loans and lending-related commitments.

Activity in the allowance for credit losses on loans and lending-related commitments is presented below.

Allowance for credit losses activity for the quarter ended June 30, 2020					Wealth management loans and mortgages		Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings				Total
Beginning balance	$26	$208	$18	$13	$9		$14	$288
Charge-offs	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—		3	3
Net recoveries	—	—	—	—	—		3	3
Provision	14	164	(2)	(10)	2		(5)	163
Ending balance (a)	$40	$372	$16	$3	$11		$12	$454
Allowance for:
Loan losses	$23	$244	$11	$3	$9		$12	$302
Lending-related commitments	17	128	5	—	2		—	152
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$18	(b)	$—	$18
Allowance for loan losses	—	—	—	—	—		—	—

(a)	Includes $11 million of allowance for credit losses related to foreign loans, primarily financial institutions.

(b)	Includes collateral dependent loans of $18 million with $26 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended March 31, 2020					Wealth management loans and mortgages		Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings				Foreign	(a)	Total
Balance at Dec. 31, 2019	$60	$76	$20	$3	$20		$13	$24		$216
Impact of adopting ASU 2016-13	(43)	14	(6)	—	(12)		2	(24)		(69)
Balance at Jan. 1, 2020	17	90	14	3	8		15	—		147
Charge-offs	—	—	—	—	—		—	—		—
Recoveries	—	—	—	—	—		—	—		—
Net (charge-offs) recoveries	—	—	—	—	—		—	—		—
Provision	9	118	4	10	1		(1)	—		141
Ending balance (b)	$26	$208	$18	$13	$9		$14	$—		$288
Allowance for:
Loan losses	$13	$83	$10	$13	$7		$14	$—		$140
Lending-related commitments	13	125	8	—	2		—	—		148
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$18	(c)	$—	$—		$18
Allowance for loan losses	—	—	—	—	—		—	—		—

(a)	The allowance related to foreign exposure has been reclassified to financial institutions ($10 million), commercial ($10 million) and lease financings ($4 million).

(b)	Includes $12 million of allowance for credit losses related to foreign loans, primarily financial institutions.

(c)	Includes collateral dependent loans of $18 million with $26 million of collateral at fair value.
68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2019					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$82	$74	$23	$4	$21	$15	$—		$29	$248
Charge-offs	—	—	—	—	(1)	—	—		—	(1)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	—	—	(1)	2	—		—	1
Provision	(5)	(2)	(2)	—	—	(3)	—		4	(8)
Ending balance	$77	$72	$21	$4	$20	$14	$—		$33	$241
Allowance for:
Loan losses	$23	$57	$8	$4	$17	$14	$—		$23	$146
Lending-related commitments	54	15	13	—	3	—	—		10	95
Individually evaluated for impairment:
Loan balance	$96	$—	$—	$—	$16	$—	$—		$—	$112
Allowance for loan losses	10	—	—	—	—	—	—		—	10
Collectively evaluated for impairment:
Loan balance	$1,356	$5,192	$4,574	$662	$15,563	$549	$12,849	(a)	$11,539	$52,284
Allowance for loan losses	13	57	8	4	17	14	—		23	136

(a)	Includes $1,575 million of domestic overdrafts, $10,152 million of margin loans and $1,122 million of other loans at June 30, 2019.

Allowance for credit losses activity for the six months ended June 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Balance at Dec. 31, 2019	$60	$76	$20	$3	$20	$13	$24	$216
Impact of adopting ASU 2016-13	(43)	14	(6)	—	(12)	2	(24)	(69)
Balance at Jan. 1, 2020	17	90	14	3	8	15	—	147
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	—	3
Net recoveries	—	—	—	—	—	3	—	3
Provision	23	282	2	—	3	(6)	—	304
Ending balance	$40	$372	$16	$3	$11	$12	$—	$454

Allowance for credit losses activity for the six months ended June 30, 2019					Wealth management loans and mortgages	Other residential mortgages	All other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$81	$75	$22	$5	$21	$16	$—	$32	$252
Charge-offs	(11)	—	—	—	(1)	—	—	—	(12)
Recoveries	—	—	—	—	—	2	—	—	2
Net (charge-offs) recoveries	(11)	—	—	—	(1)	2	—	—	(10)
Provision	7	(3)	(1)	(1)	—	(4)	—	1	(1)
Ending balance	$77	$72	$21	$4	$20	$14	$—	$33	$241

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2020			Dec. 31, 2019
	Recorded investment
	With an allowance	Without an allowance
(in millions)			Total
Nonperforming loans:
Other residential mortgages	$58	$—	$58	$62
Wealth management loans and mortgages	10	18	28	24
Total nonperforming loans	68	18	86	86
Other assets owned	—	2	2	3
Total nonperforming assets	$68	$20	$88	$89

At June 30, 2020, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2020				Dec. 31, 2019
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$31	$6	$—	$37	$22	$5	$—	$27
Other residential mortgages	5	1	—	6	8	3	—	11
Financial institutions	—	—	—	—	1	30	—	31
Commercial real estate	—	—	—	—	6	12	—	18
Total past due loans	$36	$7	$—	$43	$37	$50	$—	$87

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Interagency Guidance. See Note 2 for additional details on the CARES Act and Interagency Guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance. The Company has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans totaling $282 million in the second quarter of 2020 by providing short-term loan payment forbearances or modified principal and/or interest payments. We did not identify these modifications as troubled debt restructurings (“TDRs”). These loans were primarily residential mortgage and commercial real estate loans. During the loan modification period, these loans are not reported as nonperforming or past due. We modified other residential mortgage loans totaling $1 million in both the second quarter of 2019 and first quarter of 2020.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2020
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans - Amortized cost		Accrued interest receivable
(in millions)	YTD20	2019	2018	2017	2016	Prior to 2016			Total (a)
Commercial:
Investment grade	$107	$213	$106	$554	$57	$—	$1,054	$—	$2,091
Non-investment grade	40	69	12	—	3	—	230	—	354
Total commercial	147	282	118	554	60	—	1,284	—	2,445	$3
Commercial real estate:
Investment grade	500	1,212	806	550	431	422	292	—	4,213
Non-investment grade	77	410	459	179	421	212	228	29	2,015
Total commercial real estate	577	1,622	1,265	729	852	634	520	29	6,228	8
Financial institutions:
Investment grade	27	247	133	125	14	181	7,934	—	8,661
Non-investment grade	53	29	—	—	—	—	2,010	—	2,092
Total financial institutions	80	276	133	125	14	181	9,944	—	10,753	25
Wealth management loans and mortgages:
Investment grade	34	81	12	171	56	85	6,877	—	7,316
Non-investment grade	—	—	—	—	—	35	79	—	114
Wealth management mortgages	491	1,126	719	1,360	1,736	2,976	37	—	8,445
Total wealth management loans and mortgages	525	1,207	731	1,531	1,792	3,096	6,993	—	15,875	27
Lease financings	45	20	20	12	29	902	—	—	1,028	—
Other residential mortgages	—	—	—	—	—	450	—	—	450	2
Other loans	—	—	—	—	—	—	1,530	—	1,530	1
Margin loans	2,552	1,000	—	—	—	—	9,357	—	12,909	11
Total loans	$3,926	$4,407	$2,267	$2,951	$2,747	$5,263	$29,628	$29	$51,218	$77

(a)	Excludes overdrafts of $4,179 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

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

Financial institutions

Financial institution exposures are high quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2020. In addition, 75% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term with 90% expiring within one year.

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

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At June 30, 2020, less than 1% of the mortgages were past due.

At June 30, 2020, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 23%; New York - 17%; Massachusetts - 10%; Florida - 8%; and other - 42%.

Lease financing

At June 30, 2020, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment and real estate. The largest component of our lease residual value exposure is freight-related rail. Assets are both domestic and foreign-based, with primary concentrations in the U.S. and Germany.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $450 million at June 30, 2020 and $494 million at Dec. 31, 2019. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2020 were $81 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 25% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.2 billion at June 30, 2020 and $2.7 billion at Dec. 31, 2019. Overdrafts occur on a daily basis and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $12.9 billion of secured margin loans at June 30, 2020, compared with $13.4 billion at Dec. 31, 2019. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2020 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2020. This compares to an $18 million allowance at March 31, 2020.  The decrease is driven by a reduction in exposure and improvement in collateral liquidity and values related to reverse repurchase agreements collateralized by non-agency debt securities.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$8,332	$9,007	$47	$17,386
Foreign currency translation	(24)	(109)	—	(133)
Other (a)	47	—	(47)	—
Balance at June 30, 2020	$8,355	$8,898	$—	$17,253

(a)	Reflects the transfer of goodwill associated with the Capital Markets business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2018	$8,333	$8,970	$47	$17,350
Foreign currency translation	(6)	(7)	—	(13)
Balance at June 30, 2019	$8,327	$8,963	$47	$17,337

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$678	$1,580	$849	$3,107
Amortization	(36)	(16)	—	(52)
Foreign currency translation	—	(10)	—	(10)
Balance at June 30, 2020	$642	$1,554	$849	$3,045

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2018	$758	$1,613	$849	$3,220
Amortization	(41)	(18)	—	(59)
Foreign currency translation	—	(1)	—	(1)
Balance at June 30, 2019	$717	$1,594	$849	$3,160

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2020				Dec. 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,514	$(1,244)	$270	10 years	$1,520	$(1,214)	$306
Customer relationships—Investment and Wealth Management	709	(554)	155	10 years	712	(544)	168
Other	64	(19)	45	14 years	64	(16)	48
Total subject to amortization	2,287	(1,817)	470	10 years	2,296	(1,774)	522
Not subject to amortization: (b)
Tradenames	1,291	N/A	1,291	N/A	1,293	N/A	1,293
Customer relationships	1,284	N/A	1,284	N/A	1,292	N/A	1,292
Total not subject to amortization	2,575	N/A	2,575	N/A	2,585	N/A	2,585
Total intangible assets	$4,862	$(1,817)	$3,045	N/A	$4,881	$(1,774)	$3,107

(a)	Excludes fully amortized intangible assets.

(b)	Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2020	$104
2021	81
2022	63
2023	52
2024	45

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

BNY Mellon’s three business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units and the Investment and Wealth Management segment is comprised of two reporting units. As a result of the annual goodwill impairment test of the six reporting units conducted in the second quarter of 2020, no goodwill impairment was recognized.

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2020	Dec. 31, 2019
(in millions)
Corporate/bank-owned life insurance	$5,245	$5,219
Accounts receivable	3,404	3,802
Fails to deliver	3,201	1,671
Software	1,778	1,590
Prepaid pension assets	1,545	1,464
Equity in a joint venture and other investments	1,146	1,102
Renewable energy investments	1,083	1,144
Qualified affordable housing project investments	962	1,024
Prepaid expense	544	491
Federal Reserve Bank stock	477	466
Income taxes receivable	194	388
Seed capital	149	184
Fair value of hedging derivatives	137	21
Other (a)	1,441	1,655
Total other assets	$21,306	$20,221

(a)	At June 30, 2020 and Dec. 31, 2019, other assets include $7 million and $22 million, respectively, of Federal Home Loan Bank stock, at cost.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $106 million at June 30, 2020 and $61 million at Dec. 31, 2019 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Upward adjustments	$2	$4	$2	$6	$2	$38
Downward adjustments	—	—	(1)	—	(1)	(4)
Net adjustments	$2	$4	$1	$6	$1	$34

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.0 billion at both June 30, 2020 and Dec. 31, 2019. Commitments to fund future investments in qualified affordable housing projects totaled $363 million at June 30, 2020 and $422 million at Dec. 31, 2019 and are recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2020 – $72 million; 2021 – $179 million; 2022 – $82 million; 2023 – $5 million; 2024 – $1 million; and 2025 and thereafter – $24 million.

Tax credits and other tax benefits recognized were $38 million in the second quarter of 2020, $38 million in the first quarter of 2020 and $39 million in the second quarter of 2019, $76 million in the first six months of 2020 and $78 million in the first six months of 2019.

Amortization expense included in the provision for income taxes was $31 million in the second quarter of 2020, $31 million in the first quarter of 2020 and $32 million in the second quarter of 2019, $62 million in the first six months of 2020 and $64 million in the first six months of 2019.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business, we make seed capital investments in certain funds we manage. We also hold private equity investments, specifically small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2020		Dec. 31, 2019
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$56	$12	$59	$—
Private equity investments (SBICs) (b)	91	58	89	55
Other (c)	40	—	33	—
Total	$187	$70	$181	$55

(a)
Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of six to 11 years at June 30, 2020 and lives of six years at Dec. 31, 2019, are liquidated.

(b)
Private equity investments include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

(c)
Primarily includes investments in funds that relate to deferred compensation arrangements with employees. Investments in funds can be redeemed on a monthly to quarterly basis with redemption notice periods of up to 95 days.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Note 8–Contract revenue

Fee revenue in Investment Services and Investment and Wealth Management is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in fee schedules. See Note 10 of the Notes to Consolidated Financial Statements in our 2019 Annual Report for information on the nature of our services and revenue recognition. See Note 24 of the Notes to Consolidated Financial Statements in our 2019 Annual Report for additional information on our principal businesses, Investment

Services and Investment and Wealth Management, and the primary services provided.

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

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2020				March 31, 2020				June 30, 2019 (a)
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$1,147	$25	$(15)	$1,157	$1,127	$23	$(11)	$1,139	$1,095	$20	$(6)	$1,109
Clearing services fees	431	—	—	431	470	—	—	470	411	—	(1)	410
Issuer services fees	277	—	—	277	263	—	—	263	291	—	—	291
Treasury services fees	144	—	1	145	149	—	—	149	140	1	—	141
Total investment services fees	1,999	25	(14)	2,010	2,009	23	(11)	2,021	1,937	21	(7)	1,951
Investment management and performance fees	4	792	(5)	791	5	862	(4)	863	4	833	(4)	833
Financing-related fees	23	1	—	24	28	—	—	28	16	—	1	17
Distribution and servicing	(7)	34	—	27	(12)	43	—	31	(13)	44	—	31
Investment and other income	62	(41)	3	24	72	(50)	—	22	69	(48)	—	21
Total fee revenue - contract revenue	2,081	811	(16)	2,876	2,102	878	(15)	2,965	2,013	850	(10)	2,853
Fee and other revenue - not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)	258	27	54	339	334	(32)	45	347	220	4	41	265
Total fee and other revenue	$2,339	$838	$38	$3,215	$2,436	$846	$30	$3,312	$2,233	$854	$31	$3,118

(a)	Restated to reflect the first quarter 2020 business segment reclassifications. There was no impact on total revenue, by type or in aggregate.

(b)
Primarily includes foreign exchange and other trading revenue, investment and other income (loss), financing-related fees, asset servicing fees, net securities gains (losses), all of which are accounted for using other accounting guidance.

(c)
The Investment and Wealth Management business includes income (loss) from consolidated investment management funds, net of noncontrolling interests, of $39 million in the second quarter of 2020, $(20) million in the first quarter of 2020 and $6 million in the second quarter of 2019.

IS - Investment Services segment.
IWM - Investment and Wealth Management segment.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment	Year-to-date
	June 30, 2020				June 30, 2019 (a)
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$2,274	$48	$(26)	$2,296	$2,176	$40	$(14)	$2,202
Clearing services fees	901	—	—	901	809	—	(1)	808
Issuer services fees	540	—	—	540	542	—	—	542
Treasury services fees	293	—	1	294	272	1	—	273
Total investment services fees	4,008	48	(25)	4,031	3,799	41	(15)	3,825
Investment management and performance fees	9	1,654	(9)	1,654	8	1,674	(8)	1,674
Financing-related fees	51	1	—	52	33	—	1	34
Distribution and servicing	(19)	77	—	58	(27)	89	—	62
Investment and other income	134	(91)	3	46	138	(97)	—	41
Total fee revenue - contract revenue	4,183	1,689	(31)	5,841	3,951	1,707	(22)	5,636
Fee and other revenue - not in scope of ASC 606 (b)(c)	592	(5)	99	686	443	16	71	530
Total fee and other revenue	$4,775	$1,684	$68	$6,527	$4,394	$1,723	$49	$6,166

(a)	Restated to reflect the first quarter 2020 business segment reclassifications. There was no impact on total revenue, by type or in aggregate.

(b)
Primarily includes foreign exchange and other trading revenue, investment and other income (loss), financing-related fees, asset servicing fees, net securities gains (losses), all of which are accounted for using other accounting guidance.

(c)
The Investment and Wealth Management business includes income from consolidated investment management funds, net of noncontrolling interests, of $19 million in the first six months of 2020 and $22 million in the first six months of 2019.

IS - Investment Services segment.
IWM - Investment and Wealth Management segment.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.4 billion at both June 30, 2020 and Dec. 31, 2019.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $69 million at June 30, 2020 and $32 million at Dec. 31, 2019. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $195 million at June 30, 2020 and $168 million at Dec. 31, 2019. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the second quarter of 2020 relating to contract liabilities as of March 31, 2020 was $58 million. Revenue recognized in the first six months of 2020 relating to contract liabilities as of Dec. 31, 2019 was $78 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $80 million at June 30, 2020 and $86 million at Dec. 31, 2019. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the second quarter of 2020, second quarter of 2019 and first quarter of 2020 and $10 million in both the first six months of 2020 and first six months of 2019.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

$14 million at June 30, 2020 and $16 million at Dec. 31, 2019. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in other expense on the consolidated income statement and totaled $2 million in the second quarter of 2020 and second quarter of 2019, $1 million in the first quarter of 2020 and $3 million in the first six months of 2020 and first six months of 2019. There were no impairments recorded on capitalized contract costs in the first six months of 2020.

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

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest revenue
Deposits with the Federal Reserve and other central banks	$(7)	$80	$113	$73	$252
Deposits with banks	40	58	64	98	127
Federal funds sold and securities purchased under resale agreements	61	396	568	457	1,042
Margin loans	40	87	119	127	254
Non-margin loans	230	309	365	539	720
Securities:
Taxable	556	594	687	1,150	1,393
Exempt from federal income taxes	6	6	10	12	22
Total securities	562	600	697	1,162	1,415
Trading securities	17	40	39	57	75
Total interest revenue	943	1,570	1,965	2,513	3,885
Interest expense
Deposits	(17)	240	432	223	823
Federal funds purchased and securities sold under repurchase agreements	1	275	372	276	703
Trading liabilities	2	7	11	9	18
Other borrowed funds	7	4	20	11	44
Commercial paper	1	6	18	7	26
Customer payables	(1)	30	69	29	139
Long-term debt	170	194	241	364	489
Total interest expense	163	756	1,163	919	2,242
Net interest revenue	780	814	802	1,594	1,643
Provision for credit losses	143	169	(8)	312	(1)
Net interest revenue after provision for credit losses	$637	$645	$810	$1,282	$1,644
78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2020			March 31, 2020			June 30, 2019
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$3	$—
Interest cost	39	6	1	39	7	1	45	8	1
Expected return on assets	(79)	(9)	(2)	(80)	(10)	(1)	(84)	(12)	(2)
Other	21	3	—	22	3	(1)	13	1	—
Net periodic benefit (credit) cost	$(19)	$3	$(1)	$(19)	$3	$(1)	$(26)	$—	$(1)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2020			June 30, 2019
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$6	$—	$—	$6	$—
Interest cost	78	13	2	89	16	3
Expected return on assets	(159)	(19)	(3)	(168)	(23)	(4)
Other	43	6	(1)	26	1	(1)
Net periodic benefit (credit) cost	$(38)	$6	$(2)	$(53)	$—	$(2)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $216 million (18.3% effective tax rate) in the second quarter of 2020, $264 million (20.5% effective tax rate) in the second quarter of 2019 and $265 million (21.6% effective tax rate) in the first quarter of 2020.

Our total tax reserves as of June 30, 2020 were $178 million compared with $173 million at Dec. 31, 2019. If these tax reserves were unnecessary, $178 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2020 is accrued interest, where applicable, of

$34 million. The additional tax expense related to interest for the six months ended June 30, 2020 was $3 million, compared with $6 million for the six months ended June 30, 2019.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $100 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2016. Our New York State, New York City and UK income tax returns are closed to examination through 2012.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

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

The following table presents the incremental assets and liabilities included in the consolidated balance sheet as of June 30, 2020 and Dec. 31, 2019. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investments	June 30, 2020				Dec. 31, 2019
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$450		$400	$850	$229		$400	$629
Other assets	10		—	10	16		—	16
Total assets	$460	(a)	$400	$860	$245	(b)	$400	$645
Other liabilities	$4		$399	$403	$1		$387	$388
Total liabilities	$4	(a)	$399	$403	$1	(b)	$387	$388
Nonredeemable noncontrolling interests	$112	(a)	$—	$112	$102	(b)	$—	$102

(a)	Includes voting model entities (“VMEs”) with assets of $283 million, liabilities of $1 million and nonredeemable noncontrolling interests of $37 million.

(b)	Includes VMEs with assets of $50 million, liabilities of $1 million and nonredeemable noncontrolling interests of $1 million.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2020 and Dec. 31, 2019, the following assets and liabilities related to the VIEs where we are not the primary beneficiary were included in our consolidated balance sheets and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the table below relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2020			Dec. 31, 2019
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$199	$—	$199	$208	$—	$208
Other	2,237	363	2,609	2,400	422	2,822

(a)	Includes investments in the Company’s sponsored CLOs.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2020 and Dec. 31, 2019.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2020	Dec. 31, 2019	June 30, 2020	Dec. 31, 2019
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to but excluding June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.70% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	—	990	—
Total		45,826	35,826	$4,532	$3,542

(a)	All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.

(b)	The carrying value of the Series C, Series D, Series E, Series F and Series G preferred stock is recorded net of issuance costs.

In May 2020, the Parent issued 1,000,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series G Noncumulative Perpetual Preferred Stock (the “Series G Preferred Stock”). The Parent will pay dividends on the Series G Preferred Stock, if declared by its board of directors on each March 20 and September 20, at an annual rate of 4.70%, from the original issue date to but excluding Sept. 20, 2025; and at a floating rate equal to the five-year treasury rate on the date that is three business days prior to the reset date plus 4.358% for each reset period, from and including Sept. 20, 2025. The floating rate will initially reset on Sept. 20, 2025 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The table below presents the dividends paid on the Parent’s preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		2Q20		1Q20		2Q19		YTD20		YTD19
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,022.22	$5	$1,011.11	$5	$1,022.22	$5	$2,033.33	$10	$2,022.22	$10
Series C	4,000		1,300.00	8	1,300.00	8	1,300.00	7	2,600.00	16	2,600.00	15
Series D	100		2,250.00	11	N/A	—	2,250.00	11	2,250.00	11	2,250.00	11
Series E	100		2,475.00	25	N/A	—	2,475.00	25	2,475.00	25	2,475.00	25
Series F	100		N/A	—	2,312.50	23	N/A	—	2,312.50	23	2,312.50	23
Total				$49		$36		$48		$85		$84

(a)	Represents Normal Preferred Capital Securities.
N/A - Not applicable.

For additional information on the preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2020			March 31, 2020			June 30, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$104	$11	$115	$(265)	$(104)	$(369)	$29	$(19)	$10
Total foreign currency translation	104	11	115	(265)	(104)	(369)	29	(19)	10
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	989	(236)	753	243	(60)	183	384	(97)	287
Reclassification adjustment (b)	(9)	2	(7)	(9)	2	(7)	(7)	2	(5)
Net unrealized gain (loss) on assets available-for-sale	980	(234)	746	234	(58)	176	377	(95)	282
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	24	(5)	19	24	(6)	18	12	(2)	10
Total defined benefit plans	24	(5)	19	24	(6)	18	12	(2)	10
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	3	(1)	2	(13)	3	(10)	2	(2)	—
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts - staff expense	3	(1)	2	(1)	—	(1)	—	—	—
Total reclassifications to net income	3	(1)	2	(1)	—	(1)	—	—	—
Net unrealized gain (loss) on cash flow hedges	6	(2)	4	(14)	3	(11)	2	(2)	—
Total other comprehensive income (loss)	$1,114	$(230)	$884	$(21)	$(165)	$(186)	$420	$(118)	$302

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.

(b)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the consolidated income statement.

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2020			June 30, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(161)	$(93)	$(254)	$56	$(17)	$39
Total foreign currency translation	(161)	(93)	(254)	56	(17)	39
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	1,232	(296)	936	706	(180)	526
Reclassification adjustment (b)	(18)	4	(14)	(8)	2	(6)
Net unrealized gain (loss) on assets available-for-sale	1,214	(292)	922	698	(178)	520
Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	(11)	2	(9)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	48	(11)	37	25	(5)	20
Total defined benefit plans	48	(11)	37	14	(3)	11
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(10)	2	(8)	8	(6)	2
Reclassification of net loss (gain) to net income:
FX contracts - staff expense	2	(1)	1	1	2	3
Total reclassifications to net income	2	(1)	1	1	2	3
Net unrealized (loss) gain on cash flow hedges	(8)	1	(7)	9	(4)	5
Total other comprehensive income (loss)	$1,093	$(395)	$698	$777	$(202)	$575

(a)	Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.

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

The following tables present the financial instruments carried at fair value at June 30, 2020 and Dec. 31, 2019, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

Assets measured at fair value on a recurring basis at June 30, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$26,437	$—	$—	$26,437
U.S. Treasury	25,137	—	—	—	25,137
Sovereign debt/sovereign guaranteed	8,570	7,317	—	—	15,887
Agency commercial MBS	—	9,988	—	—	9,988
Foreign covered bonds	—	5,519	—	—	5,519
Supranational	—	5,448	—	—	5,448
CLOs	—	4,432	—	—	4,432
Foreign government agencies	—	3,578	—	—	3,578
U.S. government agencies	—	2,806	—	—	2,806
Other ABS	—	2,743	—	—	2,743
Non-agency commercial MBS	—	2,630	—	—	2,630
Commercial paper/CDs	—	1,853	—	—	1,853
Non-agency RMBS (b)	—	1,598	—	—	1,598
State and political subdivisions	—	1,179	—	—	1,179
Corporate bonds	—	831	—	—	831
Other debt securities	—	1	—	—	1
Total available-for-sale securities	33,707	76,360	—	—	110,067
Trading assets:
Debt instruments	4,782	2,775	—	—	7,557
Equity instruments (c)	2,397	—	—	—	2,397
Derivative assets not designated as hedging:
Interest rate	5	5,496	—	(2,436)	3,065
Foreign exchange	—	4,322	—	(3,204)	1,118
Equity and other contracts	2	11	—	—	13
Total derivative assets not designated as hedging	7	9,829	—	(5,640)	4,196
Total trading assets	7,186	12,604	—	(5,640)	14,150
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	137	—	—	137
Total derivative assets designated as hedging	—	137	—	—	137
Other assets (d)	52	153	—	—	205
Assets measured at NAV (d)					187
Subtotal assets of operations at fair value	40,945	89,254	—	(5,640)	124,746
Percentage of assets of operations prior to netting	31%	69%	—%
Assets of consolidated investment management funds	416	44	—	—	460
Total assets	$41,361	$89,298	$—	$(5,640)	$125,206
Percentage of total assets prior to netting	32%	68%	—%

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$2,589	$75	$—	$—	$2,664
Equity instruments	20	—	—	—	20
Derivative liabilities not designated as hedging:
Interest rate	7	4,661	—	(2,680)	1,988
Foreign exchange	—	4,036	—	(3,134)	902
Equity and other contracts	1	23	—	(3)	21
Total derivative liabilities not designated as hedging	8	8,720	—	(5,817)	2,911
Total trading liabilities	2,617	8,795	—	(5,817)	5,595
Long-term debt (c)	—	399	—	—	399
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	915	—	—	915
Foreign exchange	—	49	—	—	49
Total other liabilities – derivative liabilities designated as hedging	—	964	—	—	964
Subtotal liabilities of operations at fair value	2,617	10,158	—	(5,817)	6,958
Percentage of liabilities of operations prior to netting	20%	80%	—%
Liabilities of consolidated investment management funds	—	4	—	—	4
Total liabilities	$2,617	$10,162	$—	$(5,817)	$6,962
Percentage of total liabilities prior to netting	20%	80%	—%

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

(b)	Includes $538 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$27,043	$—	$—	$27,043
U.S. Treasury	15,431	—	—	—	15,431
Sovereign debt/sovereign guaranteed	7,784	4,862	—	—	12,646
Agency commercial MBS	—	9,417	—	—	9,417
Foreign covered bonds	—	4,197	—	—	4,197
CLOs	—	4,063	—	—	4,063
Supranational	—	3,709	—	—	3,709
Foreign government agencies	—	2,643	—	—	2,643
Non-agency commercial MBS	—	2,178	—	—	2,178
Other ABS	—	2,143	—	—	2,143
U.S. government agencies	—	1,949	—	—	1,949
Non-agency RMBS (b)	—	1,233	—	—	1,233
State and political subdivisions	—	1,044	—	—	1,044
Corporate bonds	—	853	—	—	853
Other debt securities	—	1	—	—	1
Total available-for-sale securities	23,215	65,335	—	—	88,550
Trading assets:
Debt instruments	1,568	4,243	—	—	5,811
Equity instruments (c)	4,539	—	—	—	4,539
Derivative assets not designated as hedging:
Interest rate	4	3,686	—	(1,792)	1,898
Foreign exchange	—	5,331	—	(4,021)	1,310
Equity and other contracts	—	19	—	(6)	13
Total derivative assets not designated as hedging	4	9,036	—	(5,819)	3,221
Total trading assets	6,111	13,279	—	(5,819)	13,571
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	21	—	—	21
Total derivative assets designated as hedging	—	21	—	—	21
Other assets (d)	38	179	—	—	217
Assets measured at NAV (d)					181
Subtotal assets of operations at fair value	29,364	78,814	—	(5,819)	102,540
Percentage of assets of operations prior to netting	27%	73%	—%
Assets of consolidated investment management funds	212	33	—	—	245
Total assets	$29,576	$78,847	$—	$(5,819)	$102,785
Percentage of total assets prior to netting	27%	73%	—%

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2019					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$1,477	$107	$—	$—	$1,584
Equity instruments	73	—	—	—	73
Derivative liabilities not designated as hedging:
Interest rate	6	3,244	—	(1,986)	1,264
Foreign exchange	—	5,340	—	(3,428)	1,912
Equity and other contracts	3	6	—	(1)	8
Total derivative liabilities not designated as hedging	9	8,590	—	(5,415)	3,184
Total trading liabilities	1,559	8,697	—	(5,415)	4,841
Long-term debt (c)	—	387	—	—	387
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	350	—	—	350
Foreign exchange	—	257	—	—	257
Total other liabilities – derivative liabilities designated as hedging	—	607	—	—	607
Subtotal liabilities of operations at fair value	1,559	9,691	—	(5,415)	5,835
Percentage of liabilities of operations prior to netting	14%	86%	—%
Liabilities of consolidated investment management funds	1	—	—	—	1
Total liabilities	$1,560	$9,691	$—	$(5,415)	$5,836
Percentage of total liabilities prior to netting	14%	86%	—%

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

(b)	Includes $640 million in Level 2 that was included in the former Grantor Trust.

(c)	Includes certain interests in securitizations.

(d)	Includes seed capital, private equity investments and other assets.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2020						Dec. 31, 2019
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2007-2020	$938		82%	1%	—%	17%	$464		55%	1%	—%	44%
2006	250		—	22	—	78	291		—	21	—	79
2005	262		5	2	7	86	305		5	2	8	85
2004 and earlier	148		21	22	8	49	173		22	24	4	50
Total non-agency RMBS	$1,598		51%	6%	2%	41%	$1,233		25%	9%	3%	63%
Non-agency commercial MBS originated in:
2009-2020	$2,630		100%	—%	—%	—%	$2,178		98%	2%	—%	—%
Foreign covered bonds:
Canada	$2,241		100%	—%	—%	—%	$1,798		100%	—%	—%	—%
UK	1,093		100	—	—	—	984		100	—	—	—
Australia	750		100	—	—	—	431		100	—	—	—
Norway	533		100	—	—	—	287		100	—	—	—
Germany	407		100	—	—	—	357		100	—	—	—
Other	495		100	—	—	—	340		100	—	—	—
Total foreign covered bonds	$5,519		100%	—%	—%	—%	$4,197		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
UK	$3,773		100%	—%	—%	—%	$3,318		100%	—%	—%	—%
Germany	2,346		100	—	—	—	1,997		100	—	—	—
France	2,238		100	—	—	—	1,272		100	—	—	—
Spain	1,961		—	4	96	—	1,453		—	6	94	—
Italy	1,069		—	—	100	—	1,260		—	—	100	—
Singapore	931		100	—	—	—	742		100	—	—	—
Ireland	676		29	71	—	—	301		—	100	—	—
Netherlands	564		100	—	—	—	791		100	—	—	—
Canada	502		100	—	—	—	271		100	—	—	—
Japan	434		—	100	—	—	274		—	100	—	—
Belgium	411		100	—	—	—	79		100	—	—	—
Austria	331		100	—	—	—	240		100	—	—	—
Hong Kong	330		100	—	—	—	411		100	—	—	—
Other (d)	321		45	—	21	34	237		39	4	—	57
Total sovereign debt/sovereign guaranteed	$15,887		74%	6%	19%	1%	$12,646		73%	5%	21%	1%
Foreign government agencies:
Germany	$1,398		100%	—%	—%	—%	$1,131		100%	—%	—%	—%
Netherlands	730		100	—	—	—	678		100	—	—	—
Canada	321		62	38	—	—	71		—	100	—	—
France	281		100	—	—	—	42		100	—	—	—
Sweden	276		100	—	—	—	202		100	—	—	—
Finland	241		100	—	—	—	245		100	—	—	—
Other	331		84	16	—	—	274		79	21	—	—
Total foreign government agencies	$3,578		95%	5%	—%	—%	$2,643		95%	5%	—%	—%

(a)	Represents ratings by S&P or the equivalent.

(b)
At June 30, 2020 and Dec. 31, 2019, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(c)	Includes $538 million at June 30, 2020 and $640 million at Dec. 31, 2019 that were included in the former Grantor Trust.

(d)	Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $109 million at June 30, 2020 and $134 million at Dec. 31, 2019.
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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of June 30, 2020 and Dec. 31, 2019.

Assets measured at fair value on a nonrecurring basis	June 30, 2020				Dec. 31, 2019
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$53	$—	$53	$—	$58	$—	$58
Other assets (b)	—	107	—	107	—	64	—	64
Total assets at fair value on a nonrecurring basis	$—	$160	$—	$160	$—	$122	$—	$122

(a)
The fair value of these loans decreased less than $1 million in the second quarter of 2020 and the fourth quarter of 2019, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.

(b)	Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2020 and Dec. 31, 2019, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$112,728	$—	$112,728	$112,728
Interest-bearing deposits with banks	—	18,063	—	18,063	18,045
Federal funds sold and securities purchased under resale agreements	—	36,638	—	36,638	36,638
Securities held-to-maturity	5,815	40,168	—	45,983	44,615
Loans (a)	—	54,377	—	54,377	54,067
Other financial assets	4,776	1,165	—	5,941	5,941
Total	$10,591	$263,139	$—	$273,730	$272,034
Liabilities:
Noninterest-bearing deposits	$—	$78,100	$—	$78,100	$78,100
Interest-bearing deposits	—	226,917	—	226,917	227,370
Federal funds purchased and securities sold under repurchase agreements	—	14,512	—	14,512	14,512
Payables to customers and broker-dealers	—	25,012	—	25,012	25,012
Commercial paper	—	665	—	665	665
Borrowings	—	1,852	—	1,852	1,852
Long-term debt	—	28,875	—	28,875	27,167
Total	$—	$375,933	$—	$375,933	$374,678

(a)	Does not include the leasing portfolio.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$95,042	$—	$95,042	$95,042
Interest-bearing deposits with banks	—	14,832	—	14,832	14,811
Federal funds sold and securities purchased under resale agreements	—	30,182	—	30,182	30,182
Securities held-to-maturity	4,630	30,175	—	34,805	34,483
Loans (a)	—	54,194	—	54,194	53,718
Other financial assets	4,830	1,233	—	6,063	6,063
Total	$9,460	$225,658	$—	$235,118	$234,299
Liabilities:
Noninterest-bearing deposits	$—	$57,630	$—	$57,630	$57,630
Interest-bearing deposits	—	200,846	—	200,846	201,836
Federal funds purchased and securities sold under repurchase agreements	—	11,401	—	11,401	11,401
Payables to customers and broker-dealers	—	18,758	—	18,758	18,758
Commercial paper	—	3,959	—	3,959	3,959
Borrowings	—	917	—	917	917
Long-term debt	—	27,858	—	27,858	27,114
Total	$—	$321,369	$—	$321,369	$321,615

(a)	Does not include the leasing portfolio.

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

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2020	Dec. 31, 2019
(in millions)
Assets of consolidated investment management funds:
Trading assets	$450	$229
Other assets	10	16
Total assets of consolidated investment management funds	$460	$245
Liabilities of consolidated investment management funds:
Other liabilities	4	1
Total liabilities of consolidated investment management funds	$4	$1

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $399 million at June 30, 2020 and $387 million at Dec. 31, 2019. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Change in fair value of long-term debt (a)
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Foreign exchange and other trading revenue	$(2)	$(10)	$(7)	$(12)	$(12)

(a)	The changes in fair value are approximately offset by an economic hedge included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2020.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities and long-term debt to floating interest rates. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest rate and foreign exchange rate changes.

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, corporate bonds and foreign covered bonds. At June 30, 2020, $13.9 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $13.9 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2020, $13.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $13.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, Hong Kong dollar, Singapore dollar and Polish zloty used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2020, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $312 million (notional), with a pre-tax loss of $3 million recorded in accumulated OCI. This loss will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At June 30, 2020, $131 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $131 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2020, forward foreign exchange contracts with notional amounts totaling $7.6 billion were designated as net investment hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

foreign subsidiaries were all long-term liabilities of BNY Mellon and, at June 30, 2020, had a combined U.S. dollar equivalent carrying value of $172 million.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q20	1Q20	2Q19	YTD20	YTD19
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$19	$(1,033)	$(486)	$(1,014)	$(869)
Hedged item	Interest revenue	(15)	1,011	480	996	856
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	47	714	300	761	485
Hedged item	Interest expense	(49)	(708)	(298)	(757)	(482)
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Other revenue	5	7	(5)	12	1
Hedged item	Other revenue	(5)	(7)	5	(12)	—
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	(3)	1	—	(2)	(1)
(Loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(1)	$(15)	$(4)	$(16)	$(10)

(a)
Includes gains of less than $1 million in the second quarter of 2020 and first quarter of 2020, a de minimis gain in the second quarter of 2019, a gain of less than $1 million in the first six months of 2020 and a gain of $1 million in the first six months of 2019 associated with the amortization of the excluded component. At June 30, 2020 and Dec. 31, 2019, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q20	1Q20	2Q19	YTD20	YTD19		2Q20	1Q20	2Q19	YTD20	YTD19
FX contracts	$(45)	$437	$76	$392	$70	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2020	Dec. 31, 2019	June 30, 2020	Dec. 31, 2019
Available-for-sale securities (b)(c)	$13,952	$13,792	$1,817	$687
Long-term debt	$14,956	$13,945	$919	$116

(a)
Includes $196 million and $53 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at June 30, 2020 and Dec. 31, 2019, respectively, and $156 million and $200 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2020 and Dec. 31, 2019, respectively.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $131 million at June 30, 2020 and $142 million at Dec. 31, 2019.

(c)	Carrying amount represents the amortized cost.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio at June 30, 2020 and Dec. 31, 2019.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2020	Dec. 31, 2019	June 30, 2020	Dec. 31, 2019	June 30, 2020	Dec. 31, 2019
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$27,775	$28,365	$—	$—	$915	$350
Foreign exchange contracts	8,040	8,390	137	21	49	257
Total derivatives designated as hedging instruments			$137	$21	$964	$607
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$217,613	$306,790	$5,501	$3,690	$4,668	$3,250
Foreign exchange contracts	781,991	848,961	4,322	5,331	4,036	5,340
Equity contracts	1,657	3,189	13	19	22	5
Credit contracts	165	165	—	—	2	4
Total derivatives not designated as hedging instruments			$9,836	$9,040	$8,728	$8,599
Total derivatives fair value (d)			$9,973	$9,061	$9,692	$9,206
Effect of master netting agreements (e)			(5,640)	(5,819)	(5,817)	(5,415)
Fair value after effect of master netting agreements			$4,333	$3,242	$3,875	$3,791

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the consolidated balance sheet.

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

(e)
Effect of master netting agreements includes cash collateral received and paid of $869 million and $1,046 million, respectively, at June 30, 2020, and $1,022 million and $618 million, respectively, at Dec. 31, 2019.

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

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	2Q20	1Q20	2Q19	YTD20	YTD19
Foreign exchange	$174	$253	$150	$427	$310
Other trading (loss) revenue	(8)	66	16	58	26
Total foreign exchange and other trading revenue	$166	$319	$166	$485	$336

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities and non-foreign exchange derivatives.

We also use derivative financial instruments as risk mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were gains of $28 million in the second quarter of 2020 and $5 million in the second quarter of 2019, losses of $41 million in the first quarter of 2020 and $13 million in the first six months of 2020 and a gain of $23 million in the first six months of 2019.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit, independent from trading, on a daily basis. Based on certain assumptions, the VaR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period, utilizes a 99% confidence level and incorporates non-linear product characteristics. The VaR model is one of several statistical models used to develop economic capital results, which are allocated to lines of business for computing risk-adjusted performance.

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

	June 30, 2020	Dec. 31, 2019
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$5,951	$3,442
Collateral posted	$6,372	$3,671

(a)	Before consideration of cash collateral.

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

Potential close-out exposures (fair value) (a)
	June 30, 2020	Dec. 31, 2019
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$31	$56
Baa2/BBB	$558	$608
Ba1/BB+	$2,981	$2,084

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.

(b)	Represents ratings by Moody’s/S&P.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2020 and Dec. 31, 2019, existing collateral arrangements would have required us to post additional collateral of $31 million and $63 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2020
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,549	$2,436		$1,113	$384	$—	$729
Foreign exchange contracts	4,026	3,204		822	7	—	815
Equity and other contracts	9	—		9	1	—	8
Total derivatives subject to netting arrangements	7,584	5,640		1,944	392	—	1,552
Total derivatives not subject to netting arrangements	2,389	—		2,389	—	—	2,389
Total derivatives	9,973	5,640		4,333	392	—	3,941
Reverse repurchase agreements	72,781	48,615	(b)	24,166	24,140	—	26
Securities borrowing	12,472	—		12,472	11,843	—	629
Total	$95,226	$54,255		$40,971	$36,375	$—	$4,596

(a)	Includes the effect of netting agreements and net cash collateral received. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

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

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2020				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$5,563	$2,680		$2,883	$2,849	$—	$34
Foreign exchange contracts	3,690	3,134		556	150	—	406
Equity and other contracts	22	3		19	—	—	19
Total derivatives subject to netting arrangements	9,275	5,817		3,458	2,999	—	459
Total derivatives not subject to netting arrangements	417	—		417	—	—	417
Total derivatives	9,692	5,817		3,875	2,999	—	876
Repurchase agreements	59,794	48,615	(b)	11,179	11,175	—	4
Securities lending	982	—		982	962	—	20
Total	$70,468	$54,432		$16,036	$15,136	$—	$900

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2019				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,550	$1,986		$1,564	$1,539	$—	$25
Foreign exchange contracts	4,873	3,428		1,445	74	—	1,371
Equity and other contracts	5	1		4	2	—	2
Total derivatives subject to netting arrangements	8,428	5,415		3,013	1,615	—	1,398
Total derivatives not subject to netting arrangements	778	—		778	—	—	778
Total derivatives	9,206	5,415		3,791	1,615	—	2,176
Repurchase agreements	104,451	93,794	(b)	10,657	10,657	—	—
Securities lending	718	—		718	694	—	24
Total	$114,375	$99,209		$15,166	$12,966	$—	$2,200

(a)	Includes the effect of netting agreements and net cash collateral paid. The offset related to the OTC derivatives was allocated to the various types of derivatives based on the net positions.

(b)	Offsetting of repurchase agreements relates to our involvement in the FICC, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2020				Dec. 31, 2019
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$52,950	$300	$109	$53,359	$94,788	$10	$—	$94,798
U.S. government agencies	642	—	—	642	594	16	—	610
Agency RMBS	1,384	—	149	1,533	4,234	774	—	5,008
Corporate bonds	195	23	1,272	1,490	266	236	1,617	2,119
Other debt securities	93	79	1,749	1,921	40	188	1,079	1,307
Equity securities	—	98	751	849	31	99	479	609
Total	$55,264	$500	$4,030	$59,794	$99,953	$1,323	$3,175	$104,451
Securities lending:
U.S. government agencies	$21	$—	$—	$21	$19	$—	$—	$19
Other debt securities	191	—	—	191	201	—	—	201
Equity securities	770	—	—	770	498	—	—	498
Total	$982	$—	$—	$982	$718	$—	$—	$718
Total secured borrowings	$56,246	$500	$4,030	$60,776	$100,671	$1,323	$3,175	$105,169

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2020	Dec. 31, 2019
(in millions)
Lending commitments	$49,147	$49,119
Standby letters of credit (“SBLC”) (a)	2,291	2,298
Commercial letters of credit	59	74
Securities lending indemnifications (b)(c)	417,924	408,378

(a)	Net of participations totaling $145 million at June 30, 2020 and $146 million at Dec. 31, 2019.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $58 billion at June 30, 2020 and $57 billion at Dec. 31, 2019.

(c)	Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $40 billion at June 30, 2020 and $37 billion at Dec. 31, 2019.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $32.6 billion in less than one year, $16.2 billion in one to five years and $319 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $185 million at June 30, 2020 and $184 million at Dec. 31, 2019. At June 30, 2020, $1.7 billion of the SBLCs will expire within one year, $545 million in one to five years and $7 million over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2020	Dec. 31, 2019

Investment grade	89%	90%
Non-investment grade	11%	10%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $59 million at June 30, 2020 and $74 million at Dec. 31, 2019.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $152 million at June 30, 2020 and $94 million at Dec. 31, 2019.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $438 billion at June 30, 2020 and $428 billion at Dec. 31, 2019.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2020 and Dec. 31, 2019, $58 billion and $57 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $62 billion and $61 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2020, we had no unsettled repurchase agreements and no unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2020. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2020
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.6	$24.5	$26.1
Banks	7.0	1.1	8.1
Asset managers	1.3	6.3	7.6
Insurance	0.1	2.7	2.8
Government	0.1	0.2	0.3
Other	0.7	0.7	1.4
Total	$10.8	$35.5	$46.3

Commercial portfolio exposure (in billions)	June 30, 2020
	Loans	Unfunded commitments	Total exposure
Manufacturing	$1.1	$3.5	$4.6
Services and other	1.1	3.3	4.4
Energy and utilities	0.1	4.1	4.2
Media and telecom	0.1	0.9	1.0
Total	$2.4	$11.8	$14.2

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2020 and Dec. 31, 2019, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2020 and Dec. 31, 2019, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $730 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Four actions

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

commenced in August 2014, December 2014, December 2015 and February 2017 are pending in New York federal court; and one action commenced in May 2016 is pending in New York state court.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission (“SEC”) charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. Thirteen lawsuits have been filed against Pershing in Louisiana, Florida and New Jersey federal courts in January 2010, January and February 2015, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. All of the cases that have been brought in federal court against Pershing and the case brought against The Bank of New York Mellon have been consolidated in Texas federal court for discovery purposes. On Dec. 19, 2019, the Court of Appeals for the Fifth Circuit affirmed the dismissal of six individual federal lawsuits brought under Florida law, which will also apply to four other similarly situated cases. On March 18, 2020, the plaintiffs in those lawsuits filed a Petition for Writ of Certiorari seeking permission to appeal to the United States Supreme Court. Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings also have been initiated by alleged purchasers asserting similar claims.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. In addition, the Tribunal de Contas da Uniao, an administrative tribunal, has initiated two proceedings with the purpose of determining liability for losses to two investment funds administered by DTVM in which Postalis was the exclusive investor. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers.

100 BNY Mellon

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

Business results are subject to reclassification when organizational changes are made. There were no significant organizational changes in the second quarter of 2020. The results are also subject to refinements in revenue and expense allocation methodologies, which are typically reflected on a prospective basis.

In the first quarter of 2020, we reclassified the results of certain services provided between the segments from noninterest expense to fee and other revenue. This activity is offset in the Other segment and relates to services that are also provided to third parties and provides consistency with the reporting of the revenues. This adjustment had no impact on income before taxes of the businesses. Also in the first quarter of 2020, we reclassified the results related to certain lending activities from the Wealth Management business to the Pershing business. These loans were originated by the Wealth Management business as a service to Pershing clients. This resulted in an increase in total revenue, noninterest expense and income before taxes in the Pershing business and corresponding decrease in the Wealth Management business. Prior periods were restated in the first quarter of 2020 for both reclassifications.

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

The results of our businesses are presented and analyzed on an internal management reporting basis.

•
Revenue amounts reflect fee and other revenue generated by each business and include revenue for services provided between the segments that are also provided to third parties. Fee and other revenue transferred between businesses under revenue transfer agreements is included within other revenue in each business.

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,339	$838	(a)	$38	$3,215	(a)
Net interest revenue (expense)	768	48		(36)	780
Total revenue	3,107	886	(a)	2	3,995	(a)
Provision for credit losses	145	7		(9)	143
Noninterest expense	1,989	658		39	2,686
Income (loss) before income taxes	$973	$221	(a)	$(28)	$1,166	(a)
Pre-tax operating margin (b)	31%	25%		N/M	29%
Average assets	$335,288	$30,327		$49,744	$415,359

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $39 million, representing $54 million of income and noncontrolling interests of $15 million. Total revenue and income before income taxes are net of noncontrolling interests of $15 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,436	$846	(a)	$30	$3,312	(a)
Net interest revenue (expense)	806	52		(44)	814
Total revenue (loss)	3,242	898	(a)	(14)	4,126	(a)
Provision for credit losses	149	9		11	169
Noninterest expense	1,987	695		30	2,712
Income (loss) before income taxes	$1,106	$194	(a)	$(55)	$1,245	(a)
Pre-tax operating margin (b)	34%	22%		N/M	30%
Average assets	$304,089	$30,543		$50,646	$385,278

(a)
Total fee and other revenue includes net loss from consolidated investment management funds of $20 million, representing $38 million of losses and a loss attributable to noncontrolling interests of $18 million. Total revenue and income before income taxes are net of a loss attributable to noncontrolling interests of $18 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2019	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,233	$854	(a)	$31	$3,118	(a)
Net interest revenue (expense)	783	59		(40)	802
Total revenue (loss)	3,016	913	(a)	(9)	3,920	(a)
Provision for credit losses	(4)	(2)		(2)	(8)
Noninterest expense	1,963	655		29	2,647
Income (loss) before income taxes	$1,057	$260	(a)	$(36)	$1,281	(a)
Pre-tax operating margin (b)	35%	29%		N/M	33%
Average assets	$264,781	$29,793		$47,810	$342,384

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $6 million, representing $10 million of income and noncontrolling interests of $4 million. Total revenue and income before income taxes are net of noncontrolling interests of $4 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,775	$1,684	(a)	$68	$6,527	(a)
Net interest revenue (expense)	1,574	100		(80)	1,594
Total revenue (loss)	6,349	1,784	(a)	(12)	8,121	(a)
Provision for credit losses	294	16		2	312
Noninterest expense	3,976	1,353		69	5,398
Income (loss) before income taxes	$2,079	$415	(a)	$(83)	$2,411	(a)
Pre-tax operating margin (b)	33%	23%		N/M	30%
Average assets	$319,689	$30,435		$50,194	$400,318

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $19 million, representing $16 million of income and a loss attributable to noncontrolling interests of $3 million. Total revenue and income before income taxes are net of a loss attributable to noncontrolling interests of $3 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.
BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2019	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,394	$1,723	(a)	$49	$6,166	(a)
Net interest revenue (expense)	1,587	126		(70)	1,643
Total revenue (loss)	5,981	1,849	(a)	(21)	7,809	(a)
Provision for credit losses	4	(1)		(4)	(1)
Noninterest expense	3,944	1,324		78	5,346
Income (loss) before income taxes	$2,033	$526	(a)	$(95)	$2,464	(a)
Pre-tax operating margin (b)	34%	28%		N/M	32%
Average assets	$260,432	$30,819		$48,041	$339,292

(a)
Total fee and other revenue includes net income from consolidated investment management funds of $22 million, representing $36 million of income and noncontrolling interests of $14 million. Total revenue and income before income taxes are net of noncontrolling interests of $14 million.

(b)	Income before income taxes divided by total revenue.
N/M - Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2020	2019
Change in assets of consolidated investment management funds	$215	$76
Change in liabilities of consolidated investment management funds	3	4
Change in nonredeemable noncontrolling interests of consolidated investment management funds	10	65
Securities purchased not settled	1,730	1,113
Securities matured not settled	—	10
Premises and equipment/capitalized software funded by finance lease obligations	—	14
Premises and equipment/operating lease obligations	66	1,272	(a)
Investment redemptions not settled	—	—

(a)	Includes $1,244 million related to the adoption of ASU 2016-02, Leases, and $28 million related to new or modified leases.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 105

Forward-looking Statements

Some statements in this Quarterly Report are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of money market fee waivers, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth and initiatives, including the potential effects of the coronavirus pandemic on any of the foregoing.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements.

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

106 BNY Mellon

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

Investors should consider all risk factors discussed in this Quarterly Report and our 2019 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other website referenced herein are not part of this report.

BNY Mellon 107

Part II - Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 1A. Risk Factors.

The following discussion supplements the discussion of risk factors that could affect our business, financial condition or results of operations set forth in Part I, Item 1A., Risk Factors, on pages 75 through 99 of our 2019 Annual Report. The discussion of Risk Factors, as so supplemented, sets forth our most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or in our 2019 Annual Report or other of our reports filed with or furnished to the SEC, also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in this report and such other reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-Q. See “Forward-looking Statements.”

The coronavirus pandemic is adversely affecting us and creates significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted.

The coronavirus pandemic has negatively affected the global economy, decreased liquidity in fixed income markets, created significant volatility and disruption in financial and equity markets, increased unemployment levels and disrupted businesses in many industries. This has resulted in increased demand on our transaction processing and clearance capabilities in many of our Investment Services businesses and volatility in the levels and mix of the assets under management of our Investment and Wealth Management business. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest rate environment, which has reduced, and is expected to continue to reduce, our net interest margin. As a result, we have granted and may continue to grant money market fee waivers. The effects of the pandemic have resulted, and could continue to result, in higher and more volatile provisions for credit losses for financial instruments subject to ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, held by us. The continuing effects of the pandemic could also result in increased credit losses and charge-offs, particularly if our credit exposures continue to increase and as more clients and customers experience credit deterioration, as well as increased risk of other asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on our business and results of operations.

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

The pandemic has resulted in an increase in our balance sheet and volatility in risk-weighted assets, as we experience elevated deposit levels. Moreover, on March 15, 2020, we, along with the other member banks of the Financial Services Forum, announced that we would temporarily suspend share repurchases through the second quarter of 2020 to preserve capital and liquidity in order to further our objective of using our capital and liquidity to support our clients and customers. Further, in June 2020, the Federal Reserve announced that it has required participating CCAR firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms would not be permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. The Federal Reserve also stated that it may extend these limitations quarter-by-quarter. Our

108 BNY Mellon

Part II - Other Information (continued)

ability to resume our common stock repurchase program and maintain our common stock dividend depends on factors such as prevailing market conditions, our outlook for the economic environment, the performance of our business, the additional capital analysis required by the Federal Reserve, and whether the Federal Reserve keeps the limitations for the third quarter of 2020 in place for subsequent quarters.

The extent to which the pandemic impacts our business, financial condition, liquidity and results of operations, as well as our regulatory capital, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, actions taken by governmental authorities in response to the pandemic, as well as the direct and indirect impact on us, our clients and customers, and third parties. As the pandemic adversely affects the United States or the global economy, or our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table discloses repurchases of our common stock made in the second quarter of 2020. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2020			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2020
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2020	48	$45.41	48	$931
May 2020	7	35.66	7	931
June 2020	6	38.28	6	N/A
Second quarter of 2020 (a)	61	$43.59	61	N/A	(b)

(a)	Reflects shares repurchased from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

(b)
The Federal Reserve has announced that it will conduct additional analysis for all participating CCAR firms later this year and will not allow participating firms to make open market common stock repurchases during the third quarter of 2020. We are permitted to continue to repurchase shares from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

N/A - Not applicable.

In June 2019, in connection with the Federal Reserve’s non-objection to our 2019 capital plan, BNY Mellon announced a share repurchase plan providing for the repurchase of up to $3.94 billion of common stock starting in the third quarter of 2019 and continuing through the second quarter of 2020. This share repurchase plan replaced all previously authorized share repurchase plans.

In March 2020, we and the other members of the Financial Services Forum announced the temporary suspension of share repurchases until the end of the second quarter of 2020 to preserve capital and liquidity in order to further the objective of using capital and liquidity to support clients and customers.

In connection with the Federal Reserve’s release of the CCAR results in June 2020, BNY Mellon announced that it will not conduct open market common stock repurchases in the third quarter of 2020 and will resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment, the additional capital analysis required by the Federal Reserve, and whether the Federal Reserve keeps the limitations for the third quarter of 2020 in place for subsequent quarters. The Federal Reserve has announced that it will conduct additional analysis for all participating CCAR firms later this year and will not allow participating firms to

BNY Mellon 109

Part II - Other Information (continued)

make open market common stock repurchases during the third quarter of 2020.

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

Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.

110 BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020, and incorporated herein by reference.
3.8	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.

BNY Mellon 111

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
3.9	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2020. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

112 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 6, 2020	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 113