Form 10-Q
period 2020-09-30
Bank of New York Mellon Corp
filed 2020-11-05
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020
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

As of Sept. 30, 2020, 886,135,805 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2020 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2020 events	4
Highlights of third quarter 2020 results	5
Impact of coronavirus pandemic on our business	6
Fee and other revenue	7
Net interest revenue	10
Noninterest expense	13
Income taxes	13
Review of businesses	14
Critical accounting estimates	21
Consolidated balance sheet review	21
Liquidity and dividends	31
Capital	36
Trading activities and risk management	41
Asset/liability management	43
Off-balance sheet arrangements	44
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	45
Recent accounting and regulatory developments	47
Website information	49

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	50
Consolidated Comprehensive Income Statement (unaudited)	52
Consolidated Balance Sheet (unaudited)	53
Consolidated Statement of Cash Flows (unaudited)	54
Consolidated Statement of Changes in Equity (unaudited)	55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$876	$901	$1,002	$2,721	$2,881
Basic earnings per share	$0.98	$1.01	$1.07	$3.05	$3.02
Diluted earnings per share	$0.98	$1.01	$1.07	$3.04	$3.01

Fee and other revenue	$3,117	$3,176	$3,128	$9,625	$9,272
Income from consolidated investment management funds	27	54	3	43	39
Net interest revenue	703	780	730	2,297	2,373
Total revenue	$3,847	$4,010	$3,861	$11,965	$11,684

Return on common equity (annualized)	8.7%	9.4%	10.6%	9.4%	10.3%
Return on tangible common equity (annualized) – Non-GAAP (a)	16.7%	18.5%	21.4%	18.5%	21.1%

Return on average assets (annualized)	0.84%	0.87%	1.13%	0.90%	1.12%

Fee revenue as a percentage of total revenue	81%	79%	81%	80%	79%

Non-U.S. revenue as a percentage of total revenue	37%	36%	37%	37%	36%

Pre-tax operating margin	30%	29%	33%	30%	32%

Net interest margin	0.79%	0.88%	0.99%	0.89%	1.10%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	0.79%	0.88%	1.00%	0.89%	1.11%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$38.6	$37.3	$35.8	$38.6	$35.8
Assets under management (“AUM”) at period end (in billions) (d)	$2,041	$1,961	$1,881	$2,041	$1,881
Market value of securities on loan at period end (in billions) (e)	$378	$384	$362	$378	$362

Average common shares and equivalents outstanding (in thousands):
Basic	889,499	889,020	933,264	891,050	949,035
Diluted	891,069	890,561	935,677	892,793	951,876

Selected average balances:
Interest-earning assets	$357,634	$357,562	$294,154	$346,418	$287,964
Total assets	$414,865	$415,359	$350,679	$405,203	$343,129
Interest-bearing deposits	$211,500	$210,643	$177,401	$206,610	$168,339
Noninterest-bearing deposits	$67,610	$72,411	$49,027	$66,869	$52,168
Long-term debt	$26,511	$28,122	$28,386	$27,285	$28,108
Preferred stock	$4,532	$4,010	$3,542	$4,029	$3,542
Total The Bank of New York Mellon Corporation common shareholders’ equity	$39,924	$38,476	$37,597	$38,693	$37,392

Other information at period end:
Cash dividends per common share	$0.31	$0.31	$0.31	$0.93	$0.87
Common dividend payout ratio	32%	31%	29%	31%	29%
Common dividend yield (annualized)	3.6%	3.2%	2.7%	3.6%	2.6%
Closing stock price per common share	$34.34	$38.65	$45.21	$34.34	$45.21
Market capitalization	$30,430	$34,239	$41,693	$30,430	$41,693
Book value per common share	$45.58	$44.21	$40.75	$45.58	$40.75
Tangible book value per common share – Non-GAAP (a)	$24.60	$23.31	$20.59	$24.60	$20.59
Full-time employees	48,600	48,300	48,700	48,600	48,700
Common shares outstanding (in thousands)	886,136	885,862	922,199	886,136	922,199

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2020	June 30, 2020	Dec. 31, 2019
Average liquidity coverage ratio (“LCR”)	111%	112%	120%

Regulatory capital ratios: (f)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	13.0%	12.6%	11.5%
Tier 1 capital ratio	15.7	15.4	13.7
Total capital ratio	16.6	16.3	14.4
Standardized:
CET1 ratio	13.5%	12.7%	12.5%
Tier 1 capital ratio	16.3	15.6	14.8
Total capital ratio	17.4	16.6	15.8

Tier 1 leverage ratio	6.5%	6.2%	6.6%
Supplementary leverage ratio (“SLR”) (g)	8.5	8.2	6.1

BNY Mellon shareholders’ equity to total assets ratio	10.5%	9.9%	10.9%
BNY Mellon common shareholders’ equity to total assets ratio	9.4	8.9	9.9
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
(c)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.4 trillion at Sept. 30, 2020, $1.3 trillion at June 30, 2020 and $1.4 trillion at Sept. 30, 2019.
(d)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
(e)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at Sept. 30, 2020 and June 30, 2020 and $66 billion at Sept. 30, 2019.
(f)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 36.
(g)    The SLR at Sept. 30, 2020 and June 30, 2020 reflect the exclusion of certain central bank placements and the temporary exclusion of U.S. Treasury securities from the leverage exposure. The temporary exclusion increased our consolidated SLR by 78 basis points at Sept. 30, 2020 and 40 basis points at June 30, 2020. See “Capital” beginning on page 36 for additional information.

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

BNY Mellon has two business segments, Investment Services and Investment and Wealth Management, which offer a comprehensive set of capabilities and deep expertise across the investment lifecycle, enabling the Company to provide solutions to buy-side and sell-side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our two business segments and lines of business, with the remaining operations in the Other segment.

Key third quarter 2020 events

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

CCAR and common stock repurchases

In August 2020, the Federal Reserve announced that BNY Mellon’s stress capital buffer (“SCB”) requirement would be 2.5%, which equals the regulatory minimum, effective on Oct. 1, 2020.

The Federal Reserve also announced that it has required participating Comprehensive Capital Analysis and Review (“CCAR”) firms, including us, to update and resubmit their capital plans and that, as

4 BNY Mellon

a result, unless otherwise approved by the Federal Reserve, participating firms were not permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. On Sept. 30, 2020, the Federal Reserve extended these limitations through the fourth quarter of 2020.

Highlights of third quarter 2020 results

Net income applicable to common shareholders was $876 million, or $0.98 per diluted common share, in the third quarter of 2020. Net income applicable to common shareholders was $1.0 billion, or $1.07 per diluted common share, in the third quarter of 2019. The highlights below are based on the third quarter of 2020 compared with the third quarter of 2019, unless otherwise noted.

•Total revenue of $3.8 billion decreased less than 1% primarily reflecting:
•Fee revenue decreased 1%, primarily reflecting higher money market fee waivers, partially offset by higher client activity and balances in Pershing and Asset Servicing, higher market values and the favorable impact of a weaker U.S. dollar. (See “Fee and other revenue” beginning on page 7.)
•Net interest revenue decreased 4%. The decrease would have been 8% larger due to the impact of the third quarter 2019 lease-related impairment of $70 million. The decrease primarily reflects lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates, higher deposits, securities portfolio and loan balances. (See “Net interest revenue” on page 10.)
•Provision for credit losses of $9 million reflects a fairly consistent macroeconomic outlook compared with the second quarter of 2020. (See “Consolidated balance sheet review - Allowance for credit losses” beginning on page 28.)
•Noninterest expense increased 4%, 3% of which was due to the impact of the third quarter 2019 net reduction of reserves for a tax-related exposure of certain investment management funds. The remainder of the increase primarily reflects continued investments in technology, higher professional, legal and other purchased services expense and the unfavorable impact of a weaker U.S. dollar, partially offset by lower staff and business development (travel and marketing) expenses. (See “Noninterest expense” on page 13.)
•Effective tax rate of 18.4%. (See “Income taxes” on page 13.)

Capital and liquidity

•CET1 ratio was 13.0% at Sept. 30, 2020, compared with 12.6% at June 30, 2020. The increase in the CET1 ratio primarily reflects capital generated through earnings, foreign currency translation and unrealized gains on securities available-for-sale, partially offset by higher risk-weighted assets (“RWAs”) and capital deployed through dividend payments. (See “Capital” beginning on page 36.)

Highlights of our principal businesses

Investment Services
•Total revenue decreased 4%.
•Income before income taxes decreased 17%.
•AUC/A of $38.6 trillion, increased 8%, primarily reflecting higher market values, net new business, client inflows and the favorable impact of a weaker U.S. dollar.

Investment and Wealth Management
•Total revenue increased 3%.
•Income before income taxes decreased 17%, driven by the third quarter 2019 tax-related reserve reduction.
•AUM of $2.0 trillion, increased 9%, primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

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

Since March 2020, the vast majority of our employees have worked from home. They have been fully operational with minimal disruption to servicing our clients. However, our continued reliance on work-from-home arrangements may result in increased operational risks.

Market volatility associated with the performance of global equity and fixed income markets and lower interest rates has had, and may continue to have, a considerable impact on all of our businesses. Our lower-risk diversified fee-based business model benefits from heightened volatility and a flight-to-quality on a relative basis compared with other credit-focused financial institutions.

Our Investment Services businesses were favorably impacted by higher client volumes in the first nine months of 2020 compared with the prior year. The significant increases in market volatility also resulted in increased client activity in foreign exchange, and higher asset servicing, clearing services in Pershing, as well as clearance and collateral management fee revenue. However, the heightened volumes and volatility were lower in the second and third quarters of 2020 compared with the first quarter of 2020.

This volatility, coupled with the interest rate environment, also led to an increase in deposit levels from the prior year as our clients increased the levels of cash placed with us. This favorably impacted net interest revenue. However, the low interest rate environment has more than offset that benefit and is expected to continue to reduce our net interest revenue and margin.

Given the recent levels of short-term interest rates, money market mutual fund fees have been waived and may continue to be waived, which reduced fee revenue in the second and third quarters of 2020. See further discussion of money market fee waivers in “Fee and other revenue.”

As discussed above under “Key third quarter 2020 events,” we and the other CCAR firms have suspended open market common stock repurchases through the fourth quarter of 2020, and we continued our current quarterly common stock dividend of $0.31 per share. See “Recent regulatory developments” for additional information related to the 2020 CCAR.

The significant changes in market values during 2020 have impacted revenue related to seed capital investments (net of hedges) in our Investment and Wealth Management business, which benefited the second and third quarters of 2020 and negatively impacted the first quarter of 2020. The Investment and Wealth Management business continued to be negatively impacted by higher money market fee waivers in the second and third quarters of 2020.

During the first quarter of 2020, we purchased $2.2 billion of commercial paper and certificates of deposit (“CDs”) from affiliated money market mutual funds in order to provide liquidity support to the funds. We also purchased $650 million in the first quarter of 2020 and $1.1 billion in the second quarter of 2020 of commercial paper and CDs from third-party money market mutual funds and funded this purchase through the Federal Reserve Bank of Boston’s Money Market Mutual Fund Liquidity Facility (“MMLF”) program. At Sept. 30, 2020, commercial paper and CDs totaled approximately $650 million. See “Recent regulatory developments” in the First Quarter 2020 Form 10-Q for additional information on the MMLF.

The need to apply macroeconomic forecasting in the current environment in conjunction with the new expected credit loss accounting guidance has resulted in and may continue to result in heightened levels of credit loss provisioning. The continuing effects of the pandemic could also result in increased credit losses and charge-offs. The macroeconomic outlook in the third quarter of 2020 was fairly consistent with the second quarter of 2020.

In addition, a prolonged economic downturn may result in other asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles.

It is difficult to forecast the impact of the coronavirus, together with related public health measures, on our results with certainty because so much depends on

6 BNY Mellon

how the health crisis evolves, its impact on the global economy as well as actions taken by central banks and governments to support the economy.

The current macroeconomic environment has also resulted in responses by governmental and regulatory bodies. See “Recent regulatory developments” in the first quarter 2020 Form 10-Q for additional information on legislative and regulatory developments in response to the coronavirus pandemic.
For further discussion of the current and potential impact of the coronavirus pandemic see Item 1A. Risk Factors “The coronavirus pandemic is adversely affecting us and creates significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted.”

Fee and other revenue

Fee and other revenue								YTD20
				3Q20 vs.				vs.
(dollars in millions, unless otherwise noted)	3Q20	2Q20	3Q19	2Q20	3Q19	YTD20	YTD19	YTD19
Investment services fees:
Asset servicing fees (a)	$1,168	$1,173	$1,152	—%	1%	$3,500	$3,415	2%
Clearing services fees (b)	397	431	419	(8)	(5)	1,298	1,227	6
Issuer services fees	295	277	324	6	(9)	835	866	(4)
Treasury services fees	152	144	140	6	9	445	412	8
Total investment services fees	2,012	2,025	2,035	(1)	(1)	6,078	5,920	3
Investment management and performance fees	835	786	832	6	—	2,483	2,506	(1)
Foreign exchange and other trading revenue	137	166	150	(17)	(9)	622	486	28
Financing-related fees	49	58	49	(16)	—	166	150	11
Distribution and servicing	29	27	33	7	(12)	87	95	(8)
Investment and other income	46	105	30	N/M	N/M	162	108	N/M
Total fee revenue	3,108	3,167	3,129	(2)	(1)	9,598	9,265	4
Net securities gains (losses)	9	9	(1)	N/M	N/M	27	7	N/M
Total fee and other revenue	$3,117	$3,176	$3,128	(2)%	—%	$9,625	$9,272	4%

Fee revenue as a percentage of total revenue	81%	79%	81%			80%	79%

AUC/A at period end (in trillions) (c)	$38.6	$37.3	$35.8	3%	8%	$38.6	$35.8	8%
AUM at period end (in billions) (d)	$2,041	$1,961	$1,881	4%	9%	$2,041	$1,881	9%
(a)    Asset servicing fees include the fees from the Clearance and Collateral Management business and also include securities lending revenue of $40 million in the third quarter of 2020, $56 million in the second quarter of 2020, $43 million in the third quarter of 2019, $147 million in the first nine months of 2020 and $135 million in the first nine months of 2019.
(b)    Clearing services fees are almost entirely earned by our Pershing business.
(c)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2020, $1.3 trillion at June 30, 2020 and $1.4 trillion at Sept. 30, 2019.
(d)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M - Not meaningful.

Fee and other revenue decreased less than 1% compared with the third quarter of 2019 and decreased 2% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower issuer services and clearing services fees, partially offset by higher asset servicing fees, investment and other income and treasury services fees. The decrease compared with the second quarter of 2020 primarily reflects lower investment and other income, clearing services fees and foreign exchange and other trading revenue, partially offset by higher investment management and performance fees and issuer services fees.

Money market fee waivers

Given the recent levels of short-term interest rates, money market mutual fund fees and other similar fees are being waived to protect investors from negative returns. The fee waivers have primarily impacted

BNY Mellon 7

clearing services fees in Pershing, and to a lesser extent revenue in our other businesses including investment management fees and distribution and servicing revenue in Investment and Wealth Management and fees in other Investment Services businesses, but also resulted in lower distribution and servicing expense. Money market fee waivers are highly sensitive to changes in short-term interest rates and are difficult to predict.

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. A majority of the money market fee waivers were driven by low short-term interest rates.

Money market fee waivers
(in millions)	3Q20	2Q20	YTD20
Investment services fees:
Asset servicing fees	$(1)	$—	$(1)
Clearing services fees	(57)	(50)	(116)
Issuer services fees	(1)	(1)	(2)
Treasury services fees	(3)	(2)	(5)
Total investment services fees	(62)	(53)	(124)
Investment management and performance fees	(42)	(30)	(86)
Distribution and servicing revenue	(6)	(3)	(9)
Total fee and other revenue	(110)	(86)	(219)
Less: Distribution and servicing expense	9	7	16
Net impact of money market fee waivers	$(101)	$(79)	$(203)

Impact to revenue by line of business (a):
Asset Servicing	$(4)	$(1)	$(5)
Pershing	(73)	(60)	(142)
Issuer Services	(2)	(1)	(3)
Treasury Services	(1)	—	(1)
Investment Management	(28)	(24)	(66)
Wealth Management	(2)	—	(2)
Total impact to revenue by line of business	$(110)	$(86)	$(219)
(a) The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

We expect the impact from money market fee waivers, net of distribution and servicing expense, to be $135 million to $150 million in the fourth quarter of 2020. We also expect the quarterly run rate in 2021 to be at the higher end of that range. This impact may be partially offset depending on the levels of money market balances.

Investment services fees

Investment services fees decreased 1% compared with both the third quarter of 2019 and second quarter of 2020 reflecting the following:
•Asset servicing fees increased 1% compared with the third quarter of 2019 and decreased less than 1% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects higher client volumes. The decrease compared with the second quarter of 2020 primarily reflects lower securities lending revenue driven by tighter spreads.
•Clearing services fees decreased 5% compared with the third quarter of 2019 and 8% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects the impact of rate-driven money market fee waivers, partially offset by higher money market balances. The decrease compared with the second quarter of 2020 primarily reflects lower clearing volumes and higher rate-driven money market fee waivers.
•Issuer services fees decreased 9% compared with the third quarter of 2019 and increased 6% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower Depositary Receipts revenue. The increase compared with the second quarter of 2020 primarily reflects seasonally higher Depositary Receipts revenue.
•Treasury services fees increased 9% compared with the third quarter of 2019 and 6% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects lower compensating balance credits provided to clients driven by lower rates and higher money market balances. The increase compared with the second quarter of 2020 primarily reflects higher payment volumes and other fees.

See “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees increased slightly compared with the third quarter of 2019 and 6% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects higher market values, the

8 BNY Mellon

favorable impact of a weaker U.S. dollar and higher performance fees, partially offset by the impact of money market fee waivers. The increase compared with the second quarter of 2020 primarily reflects higher market values and the favorable impact of a weaker U.S. dollar. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 1% compared with the third quarter of 2019. Performance fees were $7 million in the third quarter of 2020, $2 million in the third quarter of 2019 and $5 million in the second quarter of 2020.

AUM was $2.0 trillion at Sept. 30, 2020, an increase of 9% compared with Sept. 30, 2019, primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

See “Investment and Wealth Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Foreign exchange	$151	$174	$129	$578	$439
Other trading (loss) revenue	(14)	(8)	21	44	47
Total foreign exchange and other trading revenue	$137	$166	$150	$622	$486

Foreign exchange and other trading revenue decreased 9% compared with the third quarter of 2019 and 17% compared with the second quarter of 2020.

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, and the impact of foreign currency hedging activities. In the third quarter of 2020, foreign exchange revenue totaled $151 million, an increase of 17% compared with the third quarter of 2019 and a decrease of 13% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects the impact of foreign currency hedging activity. The decrease compared with the second quarter of 2020 primarily reflects lower volumes and volatility. Foreign exchange revenue is primarily reported in the
Investment Services business and, to a lesser extent, the Investment and Wealth Management business and the Other segment.

Other trading losses totaled $14 million in the third quarter of 2020 compared with other trading revenue of $21 million in the third quarter of 2019 and other trading losses of $8 million in the second quarter of 2020. Both decreases primarily reflect lower derivative and fixed income trading and hedging, which is partially offset in net interest revenue. Other trading revenue is reported in all three business segments.

Investment and other income

The following table provides the components of investment and other income.

Investment and other income
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Corporate/bank-owned life insurance	$33	$36	$33	$105	$95
Expense reimbursements from joint venture	23	19	21	63	59
Asset-related gains	4	3	2	11	4
Seed capital gains (a)	9	23	—	1	10
Other (loss) income	(23)	24	(26)	(18)	(60)
Total investment and other income	$46	$105	$30	$162	$108
(a)    Excludes seed capital gains related to consolidated investment management funds, which are reflected in operations of consolidated investment management funds.

Investment and other income increased compared with the third quarter of 2019 and decreased compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects higher seed capital gains. The decrease compared with the second quarter of 2020 primarily reflects the impact of foreign currency translation, a one-time fee in the Asset Servicing business recorded in the second quarter of 2020 and lower seed capital gains.

Year-to-date 2020 compared with year-to-date 2019

Fee and other revenue increased 4% compared with the first nine months of 2019, primarily reflecting higher foreign exchange and other trading revenue, asset servicing fees, clearing services fees and investment and other income. The 28% increase in foreign exchange and other trading revenue primarily reflects higher volatility and volumes. The 2% increase in asset servicing fees primarily reflects

BNY Mellon 9

higher client volumes. The 6% increase in clearing services fees primarily reflects higher clearing volumes and money market balances, partially offset by money market fee waivers. The increase in investment and other income revenue primarily reflects one-time fees in the Asset Servicing and Pershing businesses and the impact of foreign currency translation.

Net interest revenue

Net interest revenue								YTD20
				3Q20 vs.				vs.
(dollars in millions)	3Q20	2Q20	3Q19	2Q20	3Q19	YTD20	YTD19	YTD19
Net interest revenue – GAAP	$703	$780	$730	(10)%	(4)%	$2,297	$2,373	(3)%
Add: Tax equivalent adjustment	2	2	3	N/M	N/M	6	11	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$705	$782	$733	(10)%	(4)%	$2,303	$2,384	(3)%

Average interest-earning assets	$357,634	$357,562	$294,154	—%	22%	$346,418	$287,964	20%

Net interest margin – GAAP	0.79%	0.88%	0.99%	(9)	bps	(20)	bps	0.89%	1.10%	(21)	bps
Net interest margin (FTE) – Non-GAAP (a)	0.79%	0.88%	1.00%	(9)	bps	(21)	bps	0.89%	1.11%	(22)	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M - Not meaningful.
bps - basis points.

Net interest revenue decreased 4% compared with the third quarter of 2019 and 10% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 would have been 8% larger due to the impact of the third quarter 2019 lease-related impairment of $70 million. The decrease primarily reflects lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates, higher deposits, securities portfolio and loan balances. The decrease compared with the second quarter of 2020 was primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates and a larger securities portfolio.

Net interest margin decreased 20 basis points compared with the third quarter of 2019 and 9 basis points compared with the second quarter of 2020. The decreases reflect the factors mentioned above.

Average interest-earning assets increased 22% compared with the third quarter of 2019 and increased slightly compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects a larger securities portfolio and higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2020. Approximately 40% of the average non-U.S. dollar deposits in the third quarter of 2020 were euro denominated.

Net interest revenue in future quarters will depend on the level and mix of client deposits, deposit rates, as well as the level and shape of the yield curve, which may result in lower yields on interest-earning assets.

Year-to-date 2020 compared with year-to-date 2019

Net interest revenue decreased 3% compared with the first nine months of 2019. The decrease would have been 3% larger due to the impact of the third quarter 2019 lease-related impairment of $70 million. The decrease is primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates, higher deposits, securities portfolio and loan balances. The decrease in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 20% compared with the first nine months of 2019. The increase primarily reflects a larger securities portfolio and higher interest-bearing deposits with the Federal Reserve and other central banks.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	Sept. 30, 2020			June 30, 2020			Sept. 30, 2019
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$90,670	$(10)	(0.04)%	$94,229	$(7)	(0.03)%	$60,030	$102	0.67%
Interest-bearing deposits with banks (primarily foreign banks)	19,202	20	0.42	21,093	40	0.76	15,324	73	1.89
Federal funds sold and securities purchased under resale agreements (a)	30,342	48	0.63	30,265	61	0.82	40,816	660	6.42
Margin loans	12,870	41	1.24	12,791	40	1.28	10,303	104	4.02
Non-margin loans:
Domestic offices	30,053	160	2.12	31,185	172	2.21	29,285	202	2.75	(b)
Foreign offices	10,693	39	1.45	12,743	58	1.84	11,247	85	2.97
Total non-margin loans	40,746	199	1.94	43,928	230	2.10	40,532	287	2.81	(b)
Securities:
U.S. government obligations	30,073	102	1.36	27,901	105	1.52	19,315	103	2.11
U.S. government agency obligations	78,300	328	1.68	74,583	358	1.92	67,235	418	2.49
State and political subdivisions (c)	1,500	9	2.51	1,025	7	2.98	1,217	9	3.05
Other securities (c)	46,719	69	0.59	45,511	93	0.82	33,729	148	1.75
Trading securities (c)	7,212	16	0.91	6,236	18	1.13	5,653	41	2.80
Total securities (c)	163,804	524	1.28	155,256	581	1.50	127,149	719	2.25
Total interest-earning assets (c)	$357,634	$822	0.92%	$357,562	$945	1.06%	$294,154	$1,945	2.63%	(b)
Noninterest-earning assets	57,231			57,797			56,525
Total assets	$414,865			$415,359			$350,679
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$102,767	$(4)	(0.01)%	$102,135	$15	0.06%	$82,663	$267	1.28%
Foreign offices	108,733	(25)	(0.09)	108,508	(32)	(0.12)	94,738	170	0.71
Total interest-bearing deposits	211,500	(29)	(0.05)	210,643	(17)	(0.03)	177,401	437	0.98
Federal funds purchased and securities sold under repurchase agreements (a)	16,850	6	0.13	14,209	1	0.03	13,432	443	13.08
Trading liabilities	2,692	2	0.30	1,974	2	0.39	1,371	8	2.33
Other borrowed funds	873	3	1.40	2,272	7	1.30	1,148	10	3.24
Commercial paper	2,274	—	0.09	191	1	1.02	3,796	22	2.26
Payables to customers and broker-dealers	18,501	—	(0.01)	18,742	(1)	(0.01)	15,440	59	1.52
Long-term debt	26,511	135	2.01	28,122	170	2.42	28,386	233	3.24
Total interest-bearing liabilities	$279,201	$117	0.16%	$276,153	$163	0.24%	$240,974	$1,212	1.99%
Total noninterest-bearing deposits	67,610			72,411			49,027
Other noninterest-bearing liabilities	23,393			24,121			19,280
Total liabilities	370,204			372,685			309,281
Temporary equity
Redeemable noncontrolling interests	82			74			64
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	44,456			42,486			41,139
Noncontrolling interests	123			114			195
Total permanent equity	44,579			42,600			41,334
Total liabilities, temporary equity and permanent equity	$414,865			$415,359			$350,679
Net interest revenue (FTE) – Non-GAAP (d)		$705			$782			$733
Net interest margin (FTE) – Non-GAAP (c)(d)			0.79%			0.88%			1.00%	(b)
Less: Tax equivalent adjustment (c)		2			2			3
Net interest revenue – GAAP		$703			$780			$730
Net interest margin – GAAP			0.79%			0.88%			0.99%	(b)
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $43 billion for the third quarter of 2020, $67 billion for the second quarter of 2020 and $68 billion for the third quarter of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.26% for the third quarter of 2020 and second quarter of 2020 and 2.42% for the third quarter of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.04% for the third quarter of 2020, 0.00% for the second quarter of 2020 and 2.17% for the third quarter of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
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
(c)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(d)    See “Net interest revenue” on page 10 for the reconciliation of this Non-GAAP measure.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	Sept. 30, 2020			Sept. 30, 2019
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$88,442	$63	0.09%	$61,777	$354	0.75%
Interest-bearing deposits with banks (primarily foreign banks)	19,126	118	0.83	14,288	200	1.87
Federal funds sold and securities purchased under resale agreements (a)	31,567	505	2.14	35,984	1,702	6.32
Margin loans	12,882	168	1.74	11,289	358	4.25
Non-margin loans:
Domestic offices	30,983	570	2.45	28,989	755	3.48	(b)
Foreign offices	11,532	168	1.95	10,576	252	3.18
Total non-margin loans	42,515	738	2.32	39,565	1,007	3.40	(b)
Securities:
U.S. government obligations	27,061	316	1.56	20,578	335	2.17
U.S. government agency obligations	73,992	1,086	1.96	66,191	1,273	2.56
State and political subdivisions (c)	1,187	24	2.80	1,716	37	2.86
Other securities (c)	42,883	247	0.77	31,068	456	1.96
Trading securities (c)	6,763	74	1.46	5,508	116	2.80
Total securities (c)	151,886	1,747	1.53	125,061	2,217	2.37
Total interest-earning assets (c)	$346,418	$3,339	1.29%	$287,964	$5,838	2.71%	(b)
Noninterest-earning assets	58,785			55,165
Total assets	$405,203			$343,129
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$101,610	$181	0.24%	$75,846	$742	1.31%
Foreign offices	105,000	13	0.02	92,493	518	0.75
Total interest-bearing deposits	206,610	194	0.13	168,339	1,260	1.00
Federal funds purchased and securities sold under repurchase agreements (a)	15,000	282	2.51	12,393	1,146	12.36
Trading liabilities	2,099	11	0.66	1,470	26	2.36
Other borrowed funds	1,286	14	1.50	2,295	54	3.11
Commercial paper	1,352	7	0.70	2,718	48	2.35
Payables to customers and broker-dealers	17,879	29	0.22	15,736	198	1.68
Long-term debt	27,285	499	2.43	28,108	722	3.40
Total interest-bearing liabilities	$271,511	$1,036	0.51%	$231,059	$3,454	1.99%
Total noninterest-bearing deposits	66,869			52,168
Other noninterest-bearing liabilities	23,913			18,760
Total liabilities	362,293			301,987
Temporary equity
Redeemable noncontrolling interests	74			65
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	42,722			40,934
Noncontrolling interests	114			143
Total permanent equity	42,836			41,077
Total liabilities, temporary equity and permanent equity	$405,203			$343,129
Net interest revenue (FTE) – Non-GAAP (d)		$2,303			$2,384
Net interest margin (FTE) – Non-GAAP (c)(d)			0.89%			1.11%	(b)
Less: Tax equivalent adjustment (c)		6			11
Net interest revenue – GAAP		$2,297			$2,373
Net interest margin – GAAP			0.89%			1.10%	(b)
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $63 billion for the first nine months of 2020 and $54 billion for the first nine months of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.71% for the first nine months of 2020 and 2.52% for the first nine months of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.48% for the first nine months of 2020 and 2.30% for the first nine months of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
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
(d)    See “Net interest revenue” on page 10 for the reconciliation of this Non-GAAP measure.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD20
				3Q20 vs.				vs.
(dollars in millions)	3Q20	2Q20	3Q19	2Q20	3Q19	YTD20	YTD19	YTD19
Staff	$1,466	$1,464	$1,479	—%	(1)%	$4,412	$4,424	—%
Professional, legal and other purchased services	355	337	316	5	12	1,022	978	4
Software and equipment	340	345	309	(1)	10	1,011	896	13
Net occupancy	136	137	138	(1)	(1)	408	413	(1)
Sub-custodian and clearing	119	120	111	(1)	7	344	331	4
Distribution and servicing	85	85	97	—	(12)	261	282	(7)
Bank assessment charges	30	35	31	(14)	(3)	100	93	8
Business development	17	20	47	(15)	(64)	79	148	(47)
Amortization of intangible assets	26	26	30	—	(13)	78	89	(12)
Other	107	117	32	(9)	234	364	282	29
Total noninterest expense	$2,681	$2,686	$2,590	—%	4%	$8,079	$7,936	2%

Full-time employees at period end	48,600	48,300	48,700	1%	—%

Total noninterest expense increased 4% compared with the third quarter of 2019 and decreased slightly compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects a reduction of previously established reserves for a tax-related exposure of certain investment management funds that we manage, net of staff expense. The increase compared with the third quarter of 2019 also reflects continued investments in technology, higher professional, legal and other purchased services expense and the unfavorable impact of a weaker U.S. dollar, partially offset by lower staff and business development (travel and marketing) expenses. The investments in technology are included in staff, professional, legal and other purchased services, and software and equipment expenses. The slight decrease compared with the second quarter of 2020 primarily reflects decreases in most expense categories, partially offset by the unfavorable impact of a weaker U.S. dollar and higher professional, legal and other purchased services expense.

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

Year-to-date 2020 compared with year-to-date 2019

Noninterest expense increased 2% compared with the first nine months of 2019, primarily reflecting continued investments in technology and a reduction of previously established reserves for a tax-related exposure of certain investment management funds that we manage, net of staff expense recorded in 2019, partially offset by lower business development (travel and marketing) expense.

Income taxes

BNY Mellon recorded an income tax provision of $213 million (18.4% effective tax rate) in the third quarter of 2020, $246 million (19.1% effective tax rate) in the third quarter of 2019 and $216 million (18.3% effective tax rate) in the second quarter of 2020. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

BNY Mellon 13

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, Investment Services and Investment and Wealth Management, and the Other segment.

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

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no significant organizational changes in the second or third quarters of 2020. In the first quarter of 2020, we reclassified the results of certain services provided between the segments from noninterest expense to fee and other revenue. The intersegment activity is eliminated in the Other segment and relates to services that are also provided to third parties and provides consistency with the reporting of the revenues. This adjustment had no impact on income before taxes of the businesses. Also in the first quarter of 2020, we reclassified the results related to certain lending activities from the Wealth Management business to the Pershing business. These loans were originated by the Wealth Management business as a service to Pershing clients. This resulted in an increase in total revenue, noninterest expense and income before taxes in the Pershing business and a corresponding decrease in the Wealth Management business. Prior periods were restated in the first quarter of 2020 for both reclassifications.

The results of our businesses may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. In the third quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments. Also in the third quarter, volume-related fees may decline due to reduced client activity, and staff expense typically increases reflecting the annual employee merit increase. In the fourth quarter, we typically incur higher business development and marketing expenses; however, 2020 is expected to be different given the impact of the coronavirus pandemic. In our Investment and Wealth Management business, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in Investment and Wealth Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At Sept. 30, 2020, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.06.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.

14 BNY Mellon

Investment Services business

										YTD20
(dollars in millions)						3Q20 vs.				vs.
	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19	YTD20	YTD19	YTD19
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,156	$1,164	$1,147	$1,138	$1,138	(1)%	2%	$3,467	$3,375	3%
Clearing services fees (b)	397	431	470	421	419	(8)	(5)	1,298	1,228	6
Issuer services fees	295	277	263	264	324	6	(9)	835	866	(4)
Treasury services fees	152	144	149	147	139	6	9	445	411	8
Total investment services fees	2,000	2,016	2,029	1,970	2,020	(1)	(1)	6,045	5,880	3
Foreign exchange and other trading revenue	146	178	261	151	160	(18)	(9)	585	470	24
Other (c)	100	145	146	115	116	(31)	(14)	391	340	15
Total fee and other revenue	2,246	2,339	2,436	2,236	2,296	(4)	(2)	7,021	6,690	5
Net interest revenue	681	768	806	778	761	(11)	(11)	2,255	2,348	(4)
Total revenue	2,927	3,107	3,242	3,014	3,057	(6)	(4)	9,276	9,038	3
Provision for credit losses	(10)	145	149	(5)	(15)	N/M	N/M	284	(11)	N/M
Noninterest expense (excluding amortization of intangible assets)	2,002	1,971	1,969	2,160	1,952	2	3	5,942	5,856	1
Amortization of intangible assets	18	18	18	19	21	—	(14)	54	61	(11)
Total noninterest expense	2,020	1,989	1,987	2,179	1,973	2	2	5,996	5,917	1
Income before income taxes	$917	$973	$1,106	$840	$1,099	(6)%	(17)%	$2,996	$3,132	(4)%

Pre-tax operating margin	31%	31%	34%	28%	36%			32%	35%

Securities lending revenue	$37	$51	$46	$40	$39	(27)%	(5)%	$134	$123	9%

Total revenue by line of business:
Asset Servicing	$1,354	$1,463	$1,531	$1,411	$1,411	(7)%	(4)%	$4,348	$4,223	3%
Pershing	538	578	653	579	575	(7)	(6)	1,769	1,708	4
Issuer Services	435	431	419	415	466	1	(7)	1,285	1,308	(2)
Treasury Services	323	340	339	329	312	(5)	4	1,002	946	6
Clearance and Collateral Management	277	295	300	280	293	(6)	(5)	872	853	2
Total revenue by line of business	$2,927	$3,107	$3,242	$3,014	$3,057	(6)%	(4)%	$9,276	$9,038	3%

Average balances:
Average loans	$40,308	$43,113	$41,789	$38,721	$37,005	(7)%	9%	$41,731	$36,881	13%
Average deposits	$263,621	$268,467	$242,187	$215,388	$208,044	(2)%	27%	$258,112	$201,472	28%
(a)    Asset servicing fees include the fees from the Clearance and Collateral Management business.
(b)    Clearing services fees are almost entirely earned by our Pershing business.
(c)    Other revenue includes investment management and performance fees, financing-related fees, distribution and servicing revenue, securities gains and losses and investment and other income.
N/M - Not meaningful.

BNY Mellon 15

Investment Services business metrics						3Q20 vs.
(dollars in millions, unless otherwise noted)	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19
AUC/A at period end (in trillions) (a)	$38.6	$37.3	$35.2	$37.1	$35.8	3%	8%
Market value of securities on loan at period end (in billions) (b)	$378	$384	$389	$378	$362	(2)%	4%

Pershing:
Net new assets (U.S. platform) (in billions) (c)	$12	$11	$31	$33	$19	N/M	N/M
Average active clearing accounts (U.S. platform) (in thousands)	6,556	6,507	6,437	6,340	6,283	1%	4%
Average long-term mutual fund assets (U.S. platform)	$597,312	$547,579	$549,206	$573,475	$547,522	9%	9%
Average investor margin loans (U.S. platform)	$9,350	$9,235	$9,419	$9,420	$9,222	1%	1%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,417	$3,573	$3,724	$3,562	$3,550	(4)%	(4)%
(a)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2020, $1.3 trillion at June 30, 2020, $1.2 trillion at March 31, 2020, $1.5 trillion at Dec. 31, 2019 and $1.4 trillion at Sept. 30, 2019.
(b)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $62 billion at Sept. 30, 2020 and June 30, 2020, $59 billion at March 31, 2020, $60 billion at Dec. 31, 2019 and $66 billion at Sept. 30, 2019.
(c)    Net new assets represent net flows of assets excluding dividends and interest (e.g., net cash deposits and net securities transfers) in customer accounts in Pershing LLC, a U.S. broker-dealer.
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

We are one of the leading global investment services providers with $38.6 trillion of AUC/A at Sept. 30, 2020.

The Asset Servicing business provides a comprehensive suite of solutions. As one of the largest global custody and fund accounting providers and a trusted partner, we offer services for the safekeeping of assets in capital markets globally as well as alternative investment and structured product strategies. We provide custody and foreign exchange services, support exchange-traded funds and unit investment trusts and provide our clients outsourcing capabilities. Our robust digital and data offerings enable us to provide fully integrated technology solutions for our clients. We deliver securities lending and financing solutions on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.3 trillion in 34 separate markets.
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

Our Clearance and Collateral Management business clears and settles equity and fixed-income
16 BNY Mellon

transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their liquidity, financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $3.4 trillion serviced globally including approximately $2.4 trillion of the U.S. tri-party repo market at Sept. 30, 2020.

Review of financial results

AUC/A of $38.6 trillion increased 8% compared with Sept. 30, 2019, primarily reflecting higher market values, net new business, client inflows and the favorable impact of a weaker U.S. dollar. AUC/A consisted of 34% equity securities and 66% fixed-income securities at Sept. 30, 2020 and Sept. 30, 2019.

Total revenue of $2.9 billion decreased 4% compared with the third quarter of 2019 and 6% compared with the second quarter of 2020. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion decreased 4% compared with the third quarter of 2019 and 7% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower interest rates, partially offset by higher client deposits and client volumes. The decrease compared with the second quarter of 2020 primarily reflects lower foreign exchange volumes, lower net interest revenue, a one-time fee recorded in the second quarter of 2020 and lower securities lending revenue driven by tighter spreads.

Pershing revenue of $538 million decreased 6% compared with the third quarter of 2019 and 7% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects the impact of rate-driven money market fee waivers, partially offset by higher money market balances. The decrease compared with the second quarter of 2020 primarily reflects lower clearing volumes and higher rate-driven money market fee waivers.

Issuer Services revenue of $435 million decreased 7% compared with the third quarter of 2019 and increased 1% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower Depositary Receipts revenue. The increase compared with the second quarter of 2020 primarily reflects seasonally higher Depositary Receipts revenue, partially offset by lower net interest revenue.

Treasury Services revenue of $323 million increased 4% compared with the third quarter of 2019 and decreased 5% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects higher client deposits and money market balances. The decrease compared with the second quarter of 2020 primarily reflects lower net interest revenue, partially offset by higher payment volumes.

Clearance and Collateral Management revenue of $277 million decreased 5% compared with the third quarter of 2019 and 6% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower investment income due to the fourth quarter 2019 sale of an equity investment. The decrease compared with the second quarter of 2020 primarily reflects lower clearance volumes and net interest revenue.

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

Noninterest expense of $2.0 billion increased 2% compared with both the third quarter of 2019 and the second quarter of 2020. The increase compared with the third quarter of 2019 was primarily driven by continued investments in technology. The increase compared with the second quarter of 2020 primarily reflects higher staff expense and the unfavorable impact of a weaker U.S. dollar.

Year-to-date 2020 compared with year-to-date 2019

Total revenue of $9.3 billion increased 3% compared with the first nine months of 2019. Asset Servicing revenue of $4.3 billion increased 3%, primarily reflecting higher foreign exchange and other trading

BNY Mellon 17

revenue, higher volumes from existing clients and higher market values, partially offset by lower net interest revenue. Pershing revenue of $1.8 billion increased 4%, primarily reflecting higher money market balances and clearing volumes, partially offset by the impact of rate-driven money market fee waivers. Issuer Services revenue of $1.3 billion decreased 2%, primarily reflecting lower Depositary Receipts revenue, partially offset by new business in Corporate Trust. Treasury Services revenue of $1.0 billion increased 6%, primarily reflecting higher money market balances, client deposits and net interest revenue. Clearance and Collateral
Management revenue of $872 million increased 2%, primarily reflecting growth in collateral management and clearance volumes and higher net interest revenue, partially offset by lower investment income due to the fourth quarter 2019 sale of an equity investment.

Noninterest expense of $6.0 billion increased 1% compared with the first nine months of 2019 primarily reflecting continued investments in technology, partially offset by lower business development (travel and marketing) expense.

Investment and Wealth Management business

										YTD20
						3Q20 vs.				vs.
(dollars in millions)	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19	YTD20	YTD19	YTD19
Revenue:
Investment management fees (a)	$828	$782	$812	$836	$830	6%	—%	$2,422	$2,471	(2)%
Performance fees	7	5	50	48	2	N/M	N/M	62	35	77
Investment management and performance fees (b)	835	787	862	884	832	6	—	2,484	2,506	(1)
Distribution and servicing	31	34	43	44	45	(9)	(31)	108	134	(19)
Other (a)	5	17	(59)	(4)	(39)	N/M	N/M	(37)	(79)	N/M
Total fee and other revenue (a)	871	838	846	924	838	4	4	2,555	2,561	—
Net interest revenue	47	48	52	47	49	(2)	(4)	147	175	(16)
Total revenue	918	886	898	971	887	4	3	2,702	2,736	(1)
Provision for credit losses	12	7	9	—	—	N/M	N/M	28	(1)	N/M
Noninterest expense (excluding amortization of intangible assets)	653	650	687	722	582	—	12	1,990	1,888	5
Amortization of intangible assets	8	8	8	9	10	—	(20)	24	28	(14)
Total noninterest expense	661	658	695	731	592	—	12	2,014	1,916	5
Income before income taxes	$245	$221	$194	$240	$295	11%	(17)%	$660	$821	(20)%

Pre-tax operating margin	27%	25%	22%	25%	33%			24%	30%
Adjusted pre-tax operating margin – Non-GAAP (c)	29%	28%	24%	27%	37%			27%	33%

Total revenue by line of business:
Investment Management	$641	$621	$620	$692	$608	3%	5%	$1,882	$1,870	1%
Wealth Management	277	265	278	279	279	5	(1)	820	866	(5)
Total revenue by line of business	$918	$886	$898	$971	$887	4%	3%	$2,702	$2,736	(1)%

Average balances:
Average loans	$11,503	$11,791	$12,124	$12,022	$12,013	(2)%	(4)%	$11,805	$12,184	(3)%
Average deposits	$17,570	$17,491	$16,144	$15,195	$14,083	—%	25%	$17,070	$14,831	15%
(a)    Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange and other trading revenue and investment and other income.
(b)    On a constant currency basis, investment management and performance fees decreased 1% (Non-GAAP) compared with the third quarter of 2019. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
(c)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
N/M - Not meaningful.

18 BNY Mellon

AUM trends						3Q20 vs.
(dollars in billions)	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19
AUM at period end, by product type: (a)
Equity	$149	$141	$120	$154	$147	6%	1%
Fixed income	241	224	211	224	211	8	14
Index	350	333	274	339	321	5	9
Liability-driven investments	788	752	705	728	742	5	6
Multi-asset and alternative investments	193	185	171	192	182	4	6
Cash	320	326	315	273	278	(2)	15
Total AUM by product type	$2,041	$1,961	$1,796	$1,910	$1,881	4%	9%

Changes in AUM: (a)
Beginning balance of AUM	$1,961	$1,796	$1,910	$1,881	$1,843
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(2)	(2)	(6)	(4)
Fixed income	1	4	—	5	2
Liability-driven investments	14	(2)	(5)	(3)	(4)
Multi-asset and alternative investments	(3)	—	(1)	3	(1)
Total long-term active strategies inflows (outflows)	8	—	(8)	(1)	(7)
Index	(3)	9	3	(5)	(3)
Total long-term strategies inflows (outflows)	5	9	(5)	(6)	(10)
Short-term strategies:
Cash	(10)	11	43	(7)	11
Total net (outflows) inflows	(5)	20	38	(13)	1
Net market impact	41	143	(91)	(20)	66
Net currency impact	44	2	(61)	62	(29)
Ending balance of AUM	$2,041	$1,961	$1,796	$1,910	$1,881	4%	9%

Wealth Management client assets (b)	$265	$254	$236	$266	$259	4%	2%
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

Review of financial results

AUM increased 9% compared with Sept. 30, 2019 primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

Net long-term strategy inflows were $5 billion in the third quarter of 2020, driven by liability-driven investment funds. Short-term strategy outflows were $10 billion in the third quarter of 2020. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $918 million increased 3% compared with the third quarter of 2019 and 4% compared with the second quarter of 2020.

Investment Management revenue of $641 million increased 5% compared with the third quarter of 2019 and 3% compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects the impact of hedging activities in the third quarter of 2019, higher market values, the favorable impact of a weaker U.S. dollar and higher performance fees, partially offset by the impact of money market fee waivers. The increase compared with the second quarter of 2020 primarily reflects higher market values and the favorable impact of a

BNY Mellon 19

weaker U.S. dollar, partially offset by lower seed capital gains, net of hedges.

Wealth Management revenue of $277 million decreased 1% compared with the third quarter of 2019 and increased 5% compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects lower net interest revenue. The comparisons with the third quarter of 2019 and second quarter of 2020 reflect higher market values offset by a shift to lower fee investment products.

Revenue generated in the Investment and Wealth Management business included 41% from non-U.S. sources in the third quarter of 2020, compared with 39% in the third quarter of 2019 and 40% in the second quarter of 2020.

Noninterest expense of $661 million increased 12% compared with the third quarter of 2019 and increased slightly compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects the net reduction of reserves for a tax-related exposure of certain investment management funds in the third quarter of 2019.

Year-to-date 2020 compared with year-to-date 2019

Total revenue of $2.7 billion decreased 1% compared with the first nine months of 2019. Investment Management revenue of $1.9 billion increased 1% primarily reflecting higher market values, the impact of hedging activities and higher performance fees, partially offset by an unfavorable change in the mix of AUM and the impact of fee waivers. Wealth Management revenue of $820 million decreased 5% reflecting lower net interest revenue, partially offset by higher market values.

Noninterest expense of $2.0 billion increased 5% compared with the first nine months of 2019, primarily reflecting the net reduction of reserves for a tax-related exposure of certain investment management funds in the third quarter of 2019.

Other segment

(in millions)	3Q20	2Q20	1Q20	4Q19		3Q19	YTD20	YTD19
Fee revenue (loss)	$11	$29	$21	$817	(a)	$(5)	$61	$36
Net securities gains (losses)	9	9	9	(23)		(1)	27	7
Total fee and other revenue (loss)	20	38	30	794		(6)	88	43
Net interest (expense)	(25)	(36)	(44)	(10)		(80)	(105)	(150)
Total (loss) revenue	(5)	2	(14)	784		(86)	(17)	(107)
Provision for credit losses	7	(9)	11	(3)		(1)	9	(5)
Noninterest expense	—	39	30	54		25	69	103
(Loss) income before income taxes	$(12)	$(28)	$(55)	$733		$(110)	$(95)	$(205)

Average loans and leases	$1,805	$1,815	$1,961	$1,974		$1,817	$1,861	$1,789
(a)    Includes a gain on sale of an equity investment.

See page 18 of our 2019 Annual Report for additional information on the Other segment.

In the first quarter of 2020, we reclassified the results of certain services provided between the segments from noninterest expense to fee and other revenue. The intersegment activity is eliminated in the Other segment and relates to services that are also provided to third parties and provides consistency with the reporting of the revenues. This adjustment had no impact on income before taxes of the businesses.

Review of financial results

Fee revenue, net securities gains (losses) and net interest expense include corporate treasury and other investment activity, including hedging activity which offsets between fee revenue and net interest expense.

Fee revenue increased $16 million compared with the third quarter of 2019 and decreased $18 million compared with the second quarter of 2020. The increase compared with the third quarter of 2019 primarily reflects higher corporate treasury activity and equity investment income. The decrease compared with the second quarter of 2020 primarily

20 BNY Mellon

reflects lower corporate treasury activity and equity investment income.

Net interest expense decreased $55 million compared with the third quarter of 2019 and $11 million compared with the second quarter of 2020. The decrease compared with the third quarter of 2019 primarily reflects the lease-related impairment of $70 million recorded in the third quarter of 2019 and corporate treasury activity. The decrease compared with the second quarter of 2020 primarily reflects corporate treasury activity.

Noninterest expense decreased $25 million compared with the third quarter of 2019 and $39 million compared with the second quarter of 2020. Both decreases primarily reflects lower staff expense.

Year-to-date 2020 compared with year-to-date 2019

Loss before taxes decreased $110 million compared with the first nine months of 2019. Total loss decreased $90 million, primarily reflecting the lease-related impairment of $70 million recorded in the third quarter of 2019 and corporate treasury activity. Noninterest expense decreased $34 million compared with the first nine months of 2019, primarily reflecting lower staff expense and higher intersegment eliminations, partially offset by higher pension expense.

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

Critical accounting estimates	Reference
Allowance for credit losses	First quarter 2020 Form 10-Q, pages 19-20.
Fair value of financial instruments and derivatives	2019 Annual Report, pages 23-24.
Goodwill and other intangibles	2019 Annual Report, pages 24-25 and second quarter 2020 Form 10-Q, page 21.
Litigation and regulatory contingencies	“Legal proceedings” in Note 18 of the Notes to Consolidated Financial Statements.
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

At Sept. 30, 2020, total assets were $428 billion, compared with $382 billion at Dec. 31, 2019. The increase in total assets was primarily driven by higher securities and interest-bearing deposits with the Federal Reserve and other central banks, resulting from significant deposit inflows. Deposits totaled $296 billion at Sept. 30, 2020, compared with $259 billion at Dec. 31, 2019. The increase reflects the current macroeconomic environment. Total interest-bearing deposits as a percentage of total interest-earning assets were 58% at Sept. 30, 2020 and 62% at Dec. 31, 2019.

At Sept. 30, 2020, available funds totaled $159 billion which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $145 billion at Dec. 31, 2019. Total available funds as a percentage of total assets were 37% at Sept. 30, 2020 and 38% at Dec. 31, 2019. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $155 billion, or 36% of total assets, at Sept. 30, 2020, compared with $123 billion, or 32% of total assets, at Dec. 31, 2019. The increase primarily reflects investments in U.S. Treasury securities, agency residential mortgage-backed securities (“RMBS”), supranational securities, and

BNY Mellon 21

U.S. government agency securities and an increase in the unrealized pre-tax gain. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $55.5 billion, or 13% of total assets, at Sept. 30, 2020, compared with $55.0 billion, or 14% of total assets, at Dec. 31, 2019. The increase was primarily driven by higher overdrafts and commercial real estate loans, partially offset by lower loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $26.1 billion at Sept. 30, 2020 and $27.5 billion at Dec. 31, 2019. Maturities and redemptions were partially offset by issuances and an increase in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity increased to $44.9 billion at
Sept. 30, 2020 from $41.5 billion at Dec. 31, 2019. For additional information, see “Capital.”

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

Country risk exposure at Sept. 30, 2020	Interest-bearing deposits					Total exposure
(in billions)	Central banks	Banks	Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$15.7	$0.7	$1.2	$4.0	$2.1	$23.7
Germany	14.9	0.6	0.7	4.3	0.3	20.8
Japan	17.4	1.3	—	0.6	0.1	19.4
Canada	—	2.5	0.1	3.9	1.1	7.6
Belgium	5.9	0.2	0.1	0.3	—	6.5
China	—	2.8	1.5	—	0.2	4.5
Ireland	0.7	0.1	1.3	0.6	1.4	4.1
France	—	—	0.1	2.7	0.2	3.0
Luxembourg	0.6	0.2	0.2	0.1	1.8	2.9
South Korea	0.1	0.7	1.8	—	0.1	2.7
Total Top 10 country exposure	$55.3	$9.1	$7.0	$16.5	$7.3	$95.2	(d)

Select country exposure:
Italy	$0.1	$0.4	$—	$2.0	$—	$2.5
Brazil	—	—	0.9	0.1	0.1	1.1
Total select country exposure	$0.1	$0.4	$0.9	$2.1	$0.1	$3.6
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Securities include both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposures comprise approximately 75% of our total non-U.S. exposure.

Based on our internal country risk management process at Sept. 30, 2020, our largest country risk exposure was to the UK, which withdrew from the European Union (“EU”) on Jan. 31, 2020. For additional information, see “Other Matters - UK’s Withdrawal from the EU (“Brexit”)” and “Risk
Factors - The UK’s withdrawal from the EU may have negative effects on global economic conditions, global financial markets, and our business and results of operations” both included in our 2019 Annual Report.

22 BNY Mellon

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2020		3Q20 change in unrealized gain (loss)	Sept. 30, 2020			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1+
(dollars in millions)	Fair value			Amortized cost	Fair value						AAA/ AA-	A+/ A-				Not rated
Agency RMBS	$60,401		$47	$61,348	$62,922		103%	$1,574		16%	100%	—%	—%	—%	—%	—%
U.S. Treasury	28,651		83	26,454	26,964		102	510		42	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	16,868		8	14,908	15,086		101	178		10	67	7	25	1	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,731		45	11,340	11,777		104	437		32	100	—	—	—	—	—
Supranational	5,484		5	7,121	7,176		101	55		46	100	—	—	—	—	—
Foreign covered bonds (e)	5,598		14	5,777	5,841		101	64		35	99	1	—	—	—	—
U.S. government agencies	5,056		8	5,566	5,646		101	80		21	100	—	—	—	—	—
Collateralized loan obligations (“CLOs”)	4,432		44	4,707	4,657		99	(50)		100	99	—	—	—	—	1
Foreign government agencies (f)	3,575		4	3,924	3,967		101	43		29	94	6	—	—	—	—
Other asset-backed securities (“ABS”)	2,743		8	2,903	2,930		101	27		25	99	—	—	1	—	—
Non-agency commercial MBS	2,602		34	2,565	2,684		105	119		23	100	—	—	—	—	—
Non-agency RMBS (g)	1,672		14	1,864	2,013		108	149		55	60	5	2	20	—	13
State and political subdivisions	1,196		(1)	1,676	1,705		102	29		1	83	13	3	—	—	1
Corporate bonds	831		—	988	1,030		104	42		—	19	64	17	—	—	—
Commercial paper/CDs	3,392		(4)	650	652		100	2		55	—	—	—	—	100	—
Other	1		—	1	1		100	—		—	—	—	—	—	—	100
Total securities	$154,233	(h)	$309	$151,792	$155,051	(h)	102%	$3,259	(h)(i)	27%	95%	2%	3%	—%	—%	—%
(a)    Amortized cost reflects historical impairments, but does not include the impact of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, UK, France, Italy, Spain and Singapore.
(e)    Primarily consists of exposure to Canada, UK, Australia and Norway.
(f)    Primarily consists of exposure to Germany, the Netherlands and Canada.
(g)    Includes RMBS that were included in the former Grantor Trust of $538 million at June 30, 2020 and $512 million at Sept. 30, 2020.
(h)    Includes net unrealized losses on derivatives hedging securities available-for-sale (including terminated hedges) of $1,817 million at June 30, 2020 and $1,650 million at Sept. 30, 2020.
(i)    Includes unrealized gains of $1,897 million at Sept. 30, 2020 related to available-for-sale securities, net of hedges, and $1,362 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $155.1 billion at Sept. 30, 2020, compared with $122.7 billion at Dec. 31, 2019. The increase primarily reflects investments in U.S. Treasury, agency RMBS, supranational and U.S. government agency securities and an increase in unrealized pre-tax gain.

Included in the securities portfolio at Sept. 30, 2020 were $159 million of commercial paper and $198 million of CDs purchased from affiliated money market mutual funds in order to provide liquidity support to the funds. Additionally, at Sept. 30, 2020, the securities portfolio included $295 million of commercial paper and CDs purchased from money market mutual funds managed by third parties and funded through the MMLF program.

BNY Mellon 23

At Sept. 30, 2020, the securities portfolio had a net unrealized gain, including the impact of related hedges, of $3.3 billion, compared with $796 million at Dec. 31, 2019. The increase in the net unrealized pre-tax gain was primarily driven by lower market rates.

The fair value of the available-for-sale securities totaled $107.6 million at Sept. 30, 2020, net of hedges, or 69% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $47.5 million or 31% of the securities portfolio, net of hedges.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income (“OCI”) was $1.4 billion at Sept. 30, 2020, compared with $361 million at Dec. 31, 2019. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

At Sept. 30, 2020, 95% of the securities in our portfolio were rated AAA/AA-, unchanged when compared with Dec. 31, 2019.

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

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	3Q20	2Q20	1Q20	4Q19	3Q19
Amortizable purchase premium (net of discount) relating to securities:
Balance at period end	$2,050	$1,693	$1,555	$1,319	$1,308
Estimated average life remaining at period end (in years)	3.8	3.7	3.8	4.3	4.2
Amortization	$161	$125	$101	$100	$95
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period end	$133	$145	$159	$163	$171
Estimated average life remaining at period end (in years)	5.7	5.8	6.1	6.3	6.3
Accretion	$9	$10	$11	$12	$13
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	Sept. 30, 2020			Dec. 31, 2019
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$11.0	$33.5	$44.5	$12.5	$34.4	$46.9
Commercial	1.9	12.2	14.1	1.8	12.6	14.4
Subtotal institutional	12.9	45.7	58.6	14.3	47.0	61.3
Wealth management loans and mortgages	15.9	0.9	16.8	16.2	0.8	17.0
Commercial real estate	6.0	3.2	9.2	5.6	3.6	9.2
Lease financings	1.1	—	1.1	1.1	—	1.1
Other residential mortgages	0.4	—	0.4	0.5	—	0.5
Overdrafts	4.0	—	4.0	2.7	—	2.7
Other	1.7	—	1.7	1.2	—	1.2
Subtotal non-margin loans	42.0	49.8	91.8	41.6	51.4	93.0
Margin loans	13.5	0.1	13.6	13.4	0.1	13.5
Total	$55.5	$49.9	$105.4	$55.0	$51.5	$106.5

24 BNY Mellon

At Sept. 30, 2020, total exposure of $105.4 billion decreased 1% compared with Dec. 31, 2019, primarily reflecting lower exposure to financial institutions, partially offset by higher overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 56% of our total exposure at Sept. 30, 2020 and 58% at Dec. 31, 2019. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2020					Dec. 31, 2019
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.8	$22.3	$25.1	97%	99%	$2.9	$23.4	$26.3
Asset managers	1.2	6.5	7.7	98	83	1.3	6.4	7.7
Banks	6.1	1.1	7.2	85	97	7.4	1.1	8.5
Insurance	0.1	2.7	2.8	100	16	—	2.7	2.7
Government	0.1	0.2	0.3	100	47	0.1	0.3	0.4
Other	0.7	0.7	1.4	96	53	0.8	0.5	1.3
Total	$11.0	$33.5	$44.5	95%	89%	$12.5	$34.4	$46.9

The financial institutions portfolio exposure was $44.5 billion at Sept. 30, 2020, a decrease of 5% compared with Dec. 31, 2019, primarily reflecting a decrease in loans to banks and unfunded commitments to the securities industry.

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

The exposure to financial institutions is generally short-term, with 89% of the exposures expiring within one year. At Sept. 30, 2020, 61% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2019.
Secured intraday credit facilities represent approximately 40% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

At Sept. 30, 2020, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $18.9 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

Our banks exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 97% due in less than one year. The investment grade percentage of our banks exposure was 85% at Sept. 30, 2020, compared with 77% at Dec. 31, 2019. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2020. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

BNY Mellon 25

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2020					Dec. 31, 2019
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$1.0	$3.5	$4.5	94%	37%	$0.6	$3.7	$4.3
Manufacturing	0.7	3.8	4.5	94	21	0.9	4.2	5.1
Energy and utilities	0.2	4.0	4.2	89	5	0.3	3.7	4.0
Media and telecom	—	0.9	0.9	93	3	—	1.0	1.0
Total	$1.9	$12.2	$14.1	93%	20%	$1.8	$12.6	$14.4

The commercial portfolio exposure was $14.1 billion at Sept. 30, 2020, a decrease of 2% from Dec. 31, 2019, primarily driven by lower exposure in the manufacturing portfolio, partially offset by increased exposure in the services and other and energy and utilities portfolios.

We have $734 million of total direct exposure to the oil and gas industry, most of which is reflected in the energy and utilities portfolio in the table above. This exposure is to exploration and production, refining and integrated companies and was 65% investment grade at Sept. 30, 2020 and 91% at Dec. 31, 2019.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Financial institutions	95%	95%	96%	95%	95%
Commercial	93%	92%	94%	96%	95%
Wealth management loans and mortgages

Our wealth management exposure was $16.8 billion at Sept. 30, 2020, compared with $17.0 billion at Dec. 31, 2019. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at Sept. 30, 2020.

At Sept. 30, 2020, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 17%; Massachusetts - 10%; Florida - 8%; and other - 43%.

26 BNY Mellon

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2020		Dec. 31, 2019
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$3.2	87%	$3.1	86%
Office	2.8	76	3.1	77
Retail	1.0	52	1.0	57
Mixed-use	0.8	20	0.6	24
Hotels	0.6	19	0.6	17
Healthcare	0.3	10	0.3	—
Other	0.5	24	0.5	21
Total commercial real estate	$9.2	64%	$9.2	65%
(a)    Represents the amount of secured exposure in each asset class.

Our commercial real estate exposure totaled $9.2 billion at Sept. 30, 2020 and Dec. 31, 2019. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At Sept. 30, 2020, the unsecured portfolio consists of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At Sept. 30, 2020, our commercial real estate portfolio consisted of the following concentrations: New York metro - 39%; REITs and real estate operating companies - 36%; and other - 25%.

Lease financings

The lease financings portfolio exposure totaled $1.1 billion at Sept. 30, 2020 and Dec. 31, 2019. At Sept. 30, 2020, approximately 98% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment and real estate. The largest component of our lease residual value exposure is freight-related rail cars.
Assets are both domestic and foreign-based, with primary concentrations in the U.S. and Germany.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $423 million at Sept. 30, 2020 and $494 million at Dec. 31, 2019. Included in this portfolio at Sept. 30, 2020 were $76 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 19% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $13.6 billion at Sept. 30, 2020 and $13.5 billion at Dec. 31, 2019 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $3.6 billion at Sept. 30, 2020 and Dec. 31, 2019 related to a term loan program that offers fully collateralized loans to broker-dealers.

BNY Mellon 27

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit (“SBLC”) and overdrafts associated with our custody and securities clearance businesses.
On Jan. 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statements for the significant accounting policy related to allowance for credit losses on loans and lending-related commitments.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2020		June 30, 2020		Dec. 31, 2019	Sept. 30, 2019
(dollars in millions)
Beginning balance of allowance for credit losses	$475		$329		$224	$241
Provision for credit losses	9		143		(8)	(16)
Net recoveries (charge-offs):
Loans:
Other residential mortgages	1		3		—	—
Commercial	—		—		—	(1)
Other financial instruments	1		—		N/A	N/A
Net recoveries (charge-offs)	2		3		—	(1)
Ending balance of allowance for credit losses	$486		$475		$216	$224

Allowance for loan losses	$325		$302		$122	$127
Allowance for lending-related commitments	135		152		94	97
Allowance for financial instruments	26	(a)	21	(a)	N/A	N/A
Total allowance for credit losses	$486		$475		$216	$224

Non-margin loans	$41,993		$42,488		$41,567	$44,417
Margin loans	13,498		12,909		13,386	10,464
Total loans	$55,491		$55,397		$54,953	$54,881
Allowance for loan losses as a percentage of total loans	0.59%		0.55%		0.22%	0.23%
Allowance for loan losses as a percentage of non-margin loans	0.77		0.71		0.29	0.29
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.83		0.82		0.39	0.41
Allowance for loan losses and lending-related commitments as a percentage of non-margin loans	1.10		1.07		0.52	0.50
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.
N/A - Not applicable.

The provision for credit losses of $9 million in the third quarter of 2020 reflects a fairly consistent macroeconomic outlook compared with the second quarter of 2020.

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

Allocation of allowance for loan losses and lending-related commitments	Sept. 30, 2020		June 30, 2020		Dec. 31, 2019	Sept. 30, 2019

Commercial real estate	84%		81%		35%	35%
Commercial	6		9		28	27
Financial institutions	2		4		9	9
Other residential mortgages	4		3		6	6
Wealth management (b)	3		2		9	9
Lease financings	1		1		2	1
Foreign	—	(a)	—	(a)	11	13
Total	100%		100%		100%	100%
(a)    The allowance related to foreign exposure has been reclassified to the respective classes of financing receivables.
(b)    Includes the allowance for credit losses on wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If each credit were rated one grade better, the allowance would have decreased by $119 million, and if each credit were rated one grade worse, the allowance would have increased by $146 million. Our multi-scenario based macroeconomic forecast used in determining the Sept. 30, 2020 allowance for credit losses consisted of three recessionary scenarios, each of varying severity and duration. The baseline scenario reflects moderate recovery across most key variables, whereas the upside scenario is principally a V-shaped recovery, and the downside scenario is reflective of W-shaped recovery in GDP and unemployment and deeper reductions in asset prices compared to the baseline. We placed the most weight on our baseline scenario, with the remaining weighting resulting in slightly more weight placed on the downside scenario than the upside scenario. From a sensitivity perspective, at Sept. 30, 2020, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $245 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2020	Dec. 31, 2019
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$56	$62
Wealth management loans and mortgages	27	24
Total nonperforming loans	83	86
Other assets owned	1	3
Total nonperforming assets	$84	$89
Nonperforming assets ratio	0.15%	0.16%
Nonperforming assets ratio, excluding margin loans	0.20	0.21
Allowance for loan losses/nonperforming loans (a)	391.6	141.9
Allowance for loan losses/nonperforming assets (a)	386.9	137.1
Allowance for loan losses and lending-related commitments/nonperforming loans (a)	554.2	251.2
Allowance for loan losses and lending-related commitments/nonperforming assets (a)	547.6	242.7
(a)    In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statement for additional information.

BNY Mellon 29

Lost interest

Interest revenue would have increased by $1 million in the third quarter of 2020, second quarter of 2020 and the third quarter of 2019 and $4 million in the first nine months of 2020 and first nine months of 2019, if nonperforming loans at period-end had been performing for the entire respective periods.

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as troubled debt restructurings (“TDRs”): The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Interagency Guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional details on this guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance and we have elected to apply both, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $106 million in the third quarter of 2020 and $282 million in the second quarter of 2020. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We also modified loans of $56 million in the third quarter of 2020, a majority of which were commercial real estate loans, by providing long-term loan payment modifications and an extension of maturity. We did not identify any of the modifications as TDRs. None of these loans were reported as past due or nonperforming at Sept. 30, 2020. At Sept. 30, 2020, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $174 million. We modified residential mortgage loans of $4 million in the third quarter of 2019.

Deposits

Increased volatility coupled with the interest rate environment has led to an increase in deposit levels as our clients increased the levels of cash placed with us. Total deposits were $296.3 billion at Sept. 30, 2020, an increase of 14%, compared with $259.5 billion at Dec. 31, 2019.

Noninterest-bearing deposits were $79.5 billion at Sept. 30, 2020, compared with $57.6 billion at Dec.
31, 2019. Interest-bearing deposits were $216.8 billion at Sept. 30, 2020, compared with $201.9 billion at Dec. 31, 2019. See “Impact of coronavirus pandemic on our business” for additional information.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Maximum month-end balance during the quarter	$17,248	$14,512	$16,967
Average daily balance (a)	$16,850	$14,209	$13,432
Weighted-average rate during the quarter (a)	0.13%	0.03%	13.08%
Ending balance (b)	$15,907	$14,512	$11,796
Weighted-average rate at period end (b)	0.16%	0.00%	11.70%
(a)    Includes the average impact of offsetting under enforceable netting agreements of $42,862 million in the third quarter of 2020, $66,606 million in the second quarter of 2020 and $67,519 million in the third quarter of 2019. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 0.04% for the third quarter of 2020, 0.00% for the second quarter of 2020 and 2.17% for the third quarter of 2019. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.
(b)    Includes the impact of offsetting under enforceable netting agreements of $54,629 million at Sept. 30, 2020, $48,615 million at June 30, 2020 and $60,094 million at Sept. 30, 2019.

Fluctuations of federal funds purchased and securities sold under repurchase agreements reflect changes in overnight borrowing opportunities. The fluctuations of the weighted-average rates compared with Sept. 30, 2019 and June 30, 2020 primarily reflect lower interest rates and repurchase agreement activity with the Fixed Income Clearing Corporation (the “FICC”),

30 BNY Mellon

where we record interest expense gross, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Maximum month-end balance during the quarter	$24,188	$25,012	$19,103
Average daily balance (a)	$23,847	$23,944	$18,619
Weighted-average rate during the quarter (a)	(0.01)%	(0.01)%	1.52%
Ending balance	$23,514	$25,012	$18,364
Weighted-average rate at period end	(0.01)%	(0.01)%	1.34%
(a)    The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $18,501 million in the third quarter of 2020, $18,742 million in the second quarter of 2020 and $15,440 million in the third quarter of 2019.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper
	Quarter ended
(dollars in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Maximum month-end balance during the quarter	$5,000	$665	$5,692
Average daily balance	$2,274	$191	$3,796
Weighted-average rate during the quarter	0.09%	1.02%	2.26%
Ending balance	$671	$665	$3,538
Weighted-average rate at period end	0.09%	0.02%	1.88%

The Bank of New York Mellon issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The fluctuations in the commercial paper balances primarily reflect funding of investments in short-term assets.

Information related to other borrowed funds is presented below.

Other borrowed funds
	Quarter ended
(dollars in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Maximum month-end balance during the quarter	$948	$2,451	$1,358
Average daily balance	$873	$2,272	$1,148
Weighted-average rate during the quarter	1.40%	1.30%	3.24%
Ending balance	$420	$1,628	$820
Weighted-average rate at period end	1.66%	1.37%	3.16%

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank, the Federal Reserve Bank of Boston under the MMLF program, overdrafts of sub-custodian account balances in our Investment Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. The decrease in other borrowed funds compared with Sept. 30, 2019 primarily reflects a decrease in borrowings from the Federal Home Loan Bank, partially offset by borrowings from the Federal Reserve Bank of Boston under the MMLF program. The decrease in other borrowed funds compared with June 30, 2020 primarily reflects lower borrowings from the Federal Reserve Bank of Boston under the MMLF program.

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

BNY Mellon 31

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

Available funds	Sept. 30, 2020	Dec. 31, 2019	Average
(dollars in millions)			3Q20	2Q20	3Q19	YTD20	YTD19
Cash and due from banks	$4,104	$4,830	$4,332	$4,102	$5,250	$4,343	$5,063
Interest-bearing deposits with the Federal Reserve and other central banks	106,185	95,042	90,670	94,229	60,030	88,442	61,777
Interest-bearing deposits with banks	19,027	14,811	19,202	21,093	15,324	19,126	14,288
Federal funds sold and securities purchased under resale agreements	29,647	30,182	30,342	30,265	40,816	31,567	35,984
Total available funds	$158,963	$144,865	$144,546	$149,689	$121,420	$143,478	$117,112
Total available funds as a percentage of total assets	37%	38%	35%	36%	35%	35%	34%

Total available funds were $159.0 billion at Sept. 30, 2020, compared with $144.9 billion at Dec. 31, 2019. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $19.7 billion for the nine months ended Sept. 30, 2020 and $18.9 billion for the nine months ended Sept. 30, 2019. The increase primarily reflects an increase in federal funds purchased and securities sold under repurchase agreements, partially offset by decreases in commercial paper and other borrowed funds.
Average foreign deposits, primarily from our European-based Investment Services businesses, were $105.0 billion for the nine months ended Sept. 30, 2020, compared with $92.5 billion for the nine months ended Sept. 30, 2019. Average interest-bearing domestic deposits were $101.6 billion for the nine months ended Sept. 30, 2020 and $75.8 billion for the nine months ended Sept. 30, 2019. The increase primarily reflects increased client activity.

Average payables to customers and broker-dealers were $17.9 billion for the nine months ended Sept. 30, 2020 and $15.7 billion for the nine months ended Sept. 30, 2019. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

32 BNY Mellon

Average long-term debt was $27.3 billion for the nine months ended Sept. 30, 2020 and $28.1 billion for the nine months ended Sept. 30, 2019.

Average noninterest-bearing deposits increased to $66.9 billion for the nine months ended Sept. 30, 2020 from $52.2 billion for the nine months ended Sept. 30, 2019, primarily reflecting client activity.

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
NR - Not rated.

Long-term debt totaled $26.1 billion at Sept. 30, 2020 and $27.5 billion at Dec. 31, 2019. Maturities of $2.05 billion and redemptions of $2.35 billion were partially offset by issuances of $2.25 billion and an increase in the fair value of hedged long-term debt. The Parent had $800 million of 2.45% senior notes scheduled to mature in the remainder of 2020. These notes were redeemed in October 2020 at par plus accrued and unpaid interest.

In November 2020, the Parent issued 582,500 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series H Noncumulative Perpetual Preferred Stock (the “Series H Preferred Stock”). The Series H Preferred Stock has a liquidation preference of $100,000 per share. The
Parent will pay dividends on the Series H Preferred Stock, if declared by its board of directors, on each March 20, June 20, September 20 and December 20, commencing on March 20, 2021, at an annual rate equal to 3.70% from the original issue date to but excluding, March 20, 2026; and at a floating rate equal to the five-year treasury rate (as defined in the certificate of designations) on the date that is three business days prior to the reset date plus 3.352% for each reset period, from and including March 20, 2026. The floating rate will initially reset on March 20, 2026 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The Parent will use the net proceeds, after deducting the underwriting discount and estimated offering

BNY Mellon 33

expenses, of approximately $575 million from the sale of the depositary shares to redeem all outstanding shares of the Series C Noncumulative Perpetual Preferred Stock, $100,000 liquidation preference per share (the “Series C Preferred Stock”). On Nov. 4, 2020, the Parent issued a notice of redemption to the holders of the Series C Preferred Stock to redeem in full the Series C Preferred Stock on Dec. 20, 2020. Deferred fees of approximately $15 million will be realized as preferred stock dividends upon redemption.

The Bank of New York Mellon may issue notes and CDs. At Sept. 30, 2020 and Dec. 31, 2019 there were $137 million and $1.1 billion, respectively, of CDs outstanding. At Sept. 30, 2020 and Dec. 31, 2019, $30 million and $1.3 billion, respectively, of notes were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The average commercial paper outstanding was $1.4 billion for the nine months ended Sept. 30, 2020 and $2.7 billion for the nine months ended Sept. 30, 2019. Commercial paper outstanding was $671 million at Sept. 30, 2020 and $4.0 billion at Dec. 31, 2019.

Subsequent to Sept. 30, 2020, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $973 million, without the need for a regulatory waiver. In addition, at Sept. 30, 2020, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $4 million, in aggregate, in the third quarter of 2020. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has three separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $4 million, in aggregate, in the third quarter of 2020.

BNY Mellon Capital Markets, LLC also has an uncommitted line of credit in place for $100 million for liquidity purposes. There were no borrowings under this line in the third quarter of 2020.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 81% of total revenue in the third quarter of 2020, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 115.4% at Sept. 30, 2020 and 116.9% at Dec. 31, 2019, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2020, a quarterly cash dividend of $0.31 per common share was paid to common shareholders. Our common stock dividend payout ratio was 32% for the third quarter of 2020.

In the third quarter of 2020, we repurchased 15.1 thousand common shares from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock, at an average price of $36.65 per common share for a total cost of less than $1 million.

In June 2020, the Federal Reserve announced that it would require participating CCAR firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal

34 BNY Mellon

Reserve, participating firms were not permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. On Sept. 30, 2020, the Federal Reserve extended these limitations through the fourth quarter of 2020.

BNY Mellon intends to resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment and the additional capital analysis required by the Federal Reserve. See “Recent regulatory developments” for additional information related to the 2020 CCAR.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at Sept. 30, 2020, and the average HQLA and average LCR for the third quarter of 2020.

Consolidated HQLA and LCR	Sept. 30, 2020
(dollars in billions)
Securities (a)	$120
Cash (b)	103
Total consolidated HQLA (c)	$223

Total consolidated HQLA – average (c)	$213
Average LCR	111%
(a)    Primarily includes securities of U.S. government-sponsored enterprises, sovereign securities, U.S. Treasury, U.S. agency and investment-grade corporate debt.
(b)    Primarily includes cash on deposit with central banks.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $163 billion at Sept. 30, 2020 and averaged $154 billion for the third quarter of 2020.
BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2020.

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

Net cash provided by operating activities was $5.9 billion in the nine months ended Sept. 30, 2020, compared with $2.6 billion in the nine months ended Sept. 30, 2019. In the nine months ended Sept. 30, 2020, cash flows provided by operations primarily resulted from earnings and changes in trading assets and liabilities. In the nine months ended Sept. 30, 2019, cash flows provided by operations primarily resulted from earnings, partially offset by changes in trading assets and liabilities.

Net cash used for investing activities was $44.3 billion in the nine months ended Sept. 30, 2020, compared with $5.2 billion in the nine months ended Sept. 30, 2019. In the nine months ended Sept. 30, 2020, net cash used for investing activities primarily reflects net changes in securities and changes in interest-bearing deposits with the Federal Reserve and other central banks. In the nine months ended Sept. 30, 2019, net cash used for investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in federal funds sold and securities purchased under resale agreements.
Net cash provided by financing activities was $38.1 billion in the nine months ended Sept. 30, 2020, compared with $3.5 billion in the nine months ended Sept. 30, 2019. In the nine months ended Sept. 30, 2020, net cash provided by financing activity reflects changes in deposits, payables to customers and broker-dealers and federal funds purchased and securities sold under repurchase agreements, partially offset by changes in commercial paper. In the nine months ended Sept. 30, 2019, net cash provided by financing activities primarily reflects changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt, changes in federal funds purchased and

BNY Mellon 35

securities sold under repurchase agreements, changes in other borrowed funds and common stock repurchases.

Capital

Capital data (dollars in millions, except per share amounts; common shares in thousands)	Sept. 30, 2020	June 30, 2020	Dec. 31, 2019
Average common equity to average assets	9.6%	9.3%	10.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.5%	9.9%	10.9%
BNY Mellon common shareholders’ equity to total assets ratio	9.4%	8.9%	9.9%
Total BNY Mellon shareholders’ equity	$44,917	$43,697	$41,483
Total BNY Mellon common shareholders’ equity	$40,385	$39,165	$37,941
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$21,800	$20,650	$19,216
Book value per common share	$45.58	$44.21	$42.12
Tangible book value per common share – Non-GAAP (a)	$24.60	$23.31	$21.33
Closing stock price per common share	$34.34	$38.65	$50.33
Market capitalization	$30,430	$34,239	$45,331
Common shares outstanding	886,136	885,862	900,683

Cash dividends per common share	$0.31	$0.31	$0.31
Common dividend payout ratio	32%	31%	20%
Common dividend yield	3.6%	3.2%	2.4%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $44.9 billion at Sept. 30, 2020 from $41.5 billion at Dec. 31, 2019. The increase primarily reflects earnings, unrealized gains on assets available-for-sale and the issuance of preferred stock in May 2020, partially offset by common stock repurchases and dividend payments.

In May 2020, the Parent issued 1,000,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series G Noncumulative Perpetual Preferred Stock (the “Series G Preferred Stock”). The Series G Preferred Stock has a liquidation preference of $100,000 per share. The Parent will pay dividends on the Series G Preferred Stock, if declared by its board of directors, on each March 20 and September 20, at an annual rate equal to 4.70% from the original issue date to but excluding, Sept. 20, 2025; and at a floating rate equal to the five-year treasury rate (as defined in the certificate of designations) on the date that is three business days prior to the reset date plus 4.358% for each reset period, from and including Sept. 20, 2025. The floating rate will initially reset on Sept. 20, 2025 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

In November 2020, the Parent issued 582,500 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series H Noncumulative Perpetual Preferred Stock (the “Series H Preferred Stock”). The Series H Preferred Stock has a liquidation preference of $100,000 per share. The Parent will pay dividends on the Series H Preferred Stock, if declared by its board of directors, on each March 20, June 20, September 20 and December 20, commencing on March 20, 2021, at an annual rate equal to 3.70% from the original issue date to but excluding, March 20, 2026; and at a floating rate equal to the five-year treasury rate (as defined in the certificate of designations) on the date that is three business days prior to the reset date plus 3.352% for each reset period, from and including March 20, 2026. The floating rate will initially reset on March 20, 2026 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The Parent will use the net proceeds, after deducting the underwriting discount and estimated offering expenses, of approximately $575 million from the sale of the depositary shares to redeem all outstanding shares of the Series C Preferred Stock. On Nov. 4, 2020, the Parent issued a notice of redemption to the holders of the Series C Preferred Stock to redeem in full the Series C Preferred Stock on Dec. 20, 2020.

36 BNY Mellon

Deferred fees of approximately $15 million will be realized as preferred stock dividends upon redemption.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated OCI was $1.4 billion at Sept. 30, 2020, compared with $361 million at Dec. 31, 2019. The increase in the unrealized gain, net of tax, was primarily driven by lower market interest rates.

In the nine months ended Sept. 30, 2020, we repurchased 21.8 million common shares at an average price of $45.43 per common share for a total of $988 million, nearly all of which were repurchased prior to the temporary suspension of share repurchases in March 2020.

In June 2020, the Federal Reserve announced that it would require participating CCAR firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms were not permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. On Sept. 30, 2020, the Federal Reserve extended these limitations through the fourth quarter of 2020.

BNY Mellon intends to resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment and the additional capital analysis required by the Federal Reserve. For additional information, see “Recent regulatory developments.”
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

BNY Mellon 37

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2020					June 30, 2020	Dec. 31, 2019
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		13.0%	12.6%	11.5%
Tier 1 capital ratio	6%		10		15.7	15.4	13.7
Total capital ratio	10		12		16.6	16.3	14.4
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		13.5%	12.7%	12.5%
Tier 1 capital ratio	6%		10		16.3	15.6	14.8
Total capital ratio	10		12		17.4	16.6	15.8
Tier 1 leverage ratio	N/A	(c)	4		6.5	6.2	6.6
SLR (d)(e)	N/A	(c)	5		8.5	8.2	6.1

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		17.2%	17.1%	15.1%
Tier 1 capital ratio	8		8.5		17.2	17.1	15.1
Total capital ratio	10		10.5		17.4	17.2	15.2
Tier 1 leverage ratio	5		4		6.9	6.7	6.9
SLR (d)	6		3		8.5	8.4	6.4
(a)    Minimum requirements for Sept. 30, 2020 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. Effective Oct. 1, 2020, the stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum, and replaces the current 2.5% capital conservation buffer for Standardized Approach capital ratios.
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
(d)    The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures. The SLR at Sept. 30, 2020 and June 30, 2020 reflects the exclusion of certain central bank placements from leverage exposure.
(e)    The SLR at Sept. 30, 2020 and June 30, 2020 reflects the temporary exclusion of U.S. Treasury securities from the leverage exposure which increased our consolidated SLR by 78 basis points and 40 basis points, respectively.

Our CET1 ratio determined under the Advanced Approaches was 13.0% at Sept. 30, 2020 and 11.5% at Dec. 31, 2019. The increase primarily reflects capital generated through earnings and unrealized gains on assets available-for-sale, partially offset by capital deployed through common stock repurchased, prior to the temporary suspension of share repurchases that began in March 2020, and dividend payments.

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

38 BNY Mellon

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets	Sept. 30, 2020	June 30, 2020	Dec. 31, 2019
(in millions)
CET1:
Common shareholders’ equity	$40,385	$39,165	$37,941
Adjustments for:
Goodwill and intangible assets (a)	(18,585)	(18,515)	(18,725)
Net pension fund assets	(275)	(270)	(272)
Equity method investments	(298)	(297)	(311)
Deferred tax assets	(51)	(48)	(46)
Other	(5)	—	(47)
Total CET1	21,171	20,035	18,540
Other Tier 1 capital:
Preferred stock	4,532	4,532	3,542
Other	(92)	(89)	(86)
Total Tier 1 capital	$25,611	$24,478	$21,996
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	474	463	216
Other	(6)	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,716	1,705	1,453
Excess of expected credit losses	228	217	—
Less: Allowance for credit losses	474	463	216
Total Tier 2 capital – Advanced Approaches	$1,470	$1,459	$1,237
Total capital:
Standardized Approach	$27,327	$26,183	$23,449
Advanced Approaches	$27,081	$25,937	$23,233

Risk-weighted assets:
Standardized Approach	$156,698	$157,290	$148,695
Advanced Approaches:
Credit Risk	$95,881	$95,647	$95,490
Market Risk	3,077	2,793	4,020
Operational Risk	64,150	60,900	61,388
Total Advanced Approaches	$163,108	$159,340	$160,898

Average assets for Tier 1 leverage ratio	$394,945	$394,394	$334,869
Total leverage exposure for SLR	$300,265	$297,300	$362,452
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q20
(in millions)
CET1 – Beginning of period	$20,035
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	876
Goodwill and intangible assets, net of related deferred tax liabilities	(70)
Gross CET1 generated	806
Capital deployed:
Common stock dividend payments	(279)
Total capital deployed	(279)
Other comprehensive income:
Foreign currency translation	329
Unrealized gain on assets available-for-sale	227
Defined benefit plans	20
Unrealized gain on cash flow hedges	8
Total other comprehensive income	584
Additional paid-in capital (a)	39
Other (deductions):
Embedded goodwill	(1)
Net pension fund assets	(5)
Deferred tax assets	(3)
Other	(5)
Total other deductions	(14)
Net CET1 generated	1,136
CET1 – End of period	$21,171
(a)    Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2020 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2020
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	9	bps
Advanced Approaches	6		8

Tier 1 capital:
Standardized Approach	6		10
Advanced Approaches	6		10

Total capital:
Standardized Approach	6		11
Advanced Approaches	6		10

Tier 1 leverage	3		2

SLR	3		3
BNY Mellon 39

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

Effective April 1, 2020, custody banks, including BNY Mellon and The Bank of New York Mellon, are permitted to exclude certain central bank placements from leverage exposure used in the SLR calculation. Also, effective April 1, 2020 and lasting through March 31, 2021, BHCs are permitted to temporarily exclude U.S. Treasury securities from the leverage exposure used in the SLR calculation. This temporary exclusion increased our consolidated SLR by 78 basis points at Sept. 30, 2020 and 40 basis points at June 30, 2020. See “Supervision and Regulation” in our 2019 Annual Report and “Recent regulatory developments” in our First Quarter 2020 Form 10-Q for additional information.

Stress capital buffer

In August 2020, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory minimum, effective as of Oct. 1, 2020. The SCB replaces the current 2.5% capital conservation buffer for Standardized Approach capital ratios.

The SCB final rule generally eliminates the requirement for prior approval of common stock repurchases in excess of the distributions in a firm’s capital plan, provided that such distributions are consistent with applicable capital requirements, including the SCB. In conjunction with the release of the 2020 CCAR results, the Federal Reserve has imposed restrictions on capital distributions for the third quarter of 2020, which have been extended through the fourth quarter of 2020. For more detail regarding these restrictions, see “Recent regulatory developments - CCAR 2020 results” in this Quarterly Report on Form 10-Q.

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

40 BNY Mellon

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2020
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	27.8%
As a percentage of total leverage exposure	7.5%	9.5%	15.1%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.4%
As a percentage of total leverage exposure	4.5%	N/A	6.2%

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

VaR represents a key risk management measure and it is important to note the inherent limitations to VaR, which include:
•VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•VaR does not take account of potential variability of market liquidity; and
•Previous moves in market risk factors may not produce accurate predictions of all future market moves.

See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	3Q20			Sept. 30, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.7	$2.6	$2.2
Foreign exchange	2.6	2.0	3.7	2.5
Equity	0.3	0.1	0.6	0.1
Credit	2.2	1.5	3.5	2.3
Diversification	(3.8)	N/M	N/M	(3.7)
Overall portfolio	3.4	2.4	4.6	3.4

VaR (a)	2Q20			June 30, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.1	$4.9	$2.2
Foreign exchange	3.4	2.2	5.9	2.4
Equity	0.5	0.4	1.4	0.4
Credit	3.5	1.8	10.2	2.8
Diversification	(5.7)	N/M	N/M	(4.0)
Overall portfolio	4.7	3.1	11.4	3.8

VaR (a)	3Q19			Sept. 30, 2019
(in millions)	Average	Minimum	Maximum
Interest rate	$4.7	$3.7	$7.3	$4.3
Foreign exchange	3.0	1.8	5.1	3.3
Equity	0.9	0.6	1.2	1.1
Credit	1.0	0.5	2.0	1.6
Diversification	(3.5)	N/M	N/M	(3.6)
Overall portfolio	6.1	4.0	8.2	6.7

VaR (a)	YTD20
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$1.7	$11.3
Foreign exchange	3.0	1.7	6.3
Equity	0.7	0.1	2.3
Credit	3.0	1.2	12.1
Diversification	(5.3)	N/M	N/M
Overall portfolio	4.8	2.4	14.3

BNY Mellon 41

VaR (a)	YTD19
(in millions)	Average	Minimum	Maximum
Interest rate	$4.3	$3.2	$7.3
Foreign exchange	3.2	1.8	6.4
Equity	0.8	0.6	1.2
Credit	0.8	0.4	2.0
Diversification	(3.3)	N/M	N/M
Overall portfolio	5.8	4.0	9.5
(a)    VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

The interest rate component of VaR represents instruments whose values are predominantly driven by interest rate levels. These instruments include, but are not limited to, U.S. Treasury securities, swaps, swaptions, forward rate agreements, exchange-traded futures and options, and other interest rate derivative products.

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

During the third quarter of 2020, interest rate risk generated 29% of average gross VaR, foreign exchange risk generated 36% of average gross VaR, equity risk generated 4% of average gross VaR and credit risk generated 31% of average gross VaR. During the third quarter of 2020, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Revenue range:	Number of days
Less than $(2.5)	4	6	—	3	2
$(2.5) – $0	10	12	3	5	7
$0 – $2.5	23	17	19	23	26
$2.5 – $5.0	16	15	19	24	22
More than $5.0	12	14	21	7	7
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $13.1 billion at Sept. 30, 2020 and $13.6 billion at Dec. 31, 2019.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $6.1 billion at Sept. 30, 2020 and $4.8 billion at Dec. 31, 2019.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

42 BNY Mellon

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves and our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

At Sept. 30, 2020, our OTC derivative assets, including those in hedging relationships, of $4.2 billion included a credit valuation adjustment (“CVA”) deduction of $39 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.6 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA decreased by $3 million and the DVA was unchanged in the third quarter of 2020, which increased foreign exchange and other trading revenue by $3 million. The net impact decreased foreign exchange and other trading revenue by $2 million in the second quarter of 2020 and increased foreign exchange and other trading revenue by $1 million in the third quarter of 2019.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019

Rating:
AAA to AA-	54%	56%	56%	54%	55%
A+ to A-	20	18	24	24	24
BBB+ to BBB-	17	18	14	17	16
BB+ and lower (b)	9	8	6	5	5
Total	100%	100%	100%	100%	100%
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

BNY Mellon 43

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Up 200 bps parallel rate ramp vs. baseline (a)	$608	$591	$187
Up 100 bps parallel rate ramp vs. baseline (a)	343	349	74
Down 100 bps parallel rate ramp vs. baseline (a)	418	315	(45)
Long-term up 50 bps, short-term unchanged (b)	144	153	115
Long-term down 50 bps, short-term unchanged (b)	(164)	(173)	(119)
(a)    In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.
(b)    Long-term is equal to or greater than one year.

The down 100 basis point scenario was impacted by a change in our deposit assumptions. Specifically, we increased the amount of deposit balances to which we would pass through negative central bank rates in the scenario.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the ramp up 100 basis point and 200 basis point scenarios in the table above by approximately $30 million and approximately $65 million, respectively. The impact would be smaller if the runoff was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors - Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2019 Annual Report.

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

44 BNY Mellon

Supplemental information – Explanation of GAAP and Non-GAAP financial measures

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q20	2Q20	3Q19	YTD20	YTD19
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$876	$901	$1,002	$2,721	$2,881
Add: Amortization of intangible assets	26	26	30	78	89
Less: Tax impact of amortization of intangible assets	7	6	7	19	21
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$895	$921	$1,025	$2,780	$2,949

Average common shareholders’ equity	$39,924	$38,476	$37,597	$38,693	$37,392
Less: Average goodwill	17,357	17,243	17,267	17,304	17,328
Average intangible assets	3,039	3,058	3,141	3,062	3,176
Add: Deferred tax liability – tax deductible goodwill	1,132	1,119	1,103	1,132	1,103
Deferred tax liability – intangible assets	666	664	679	666	679
Average tangible common shareholders’ equity – Non-GAAP	$21,326	$19,958	$18,971	$20,125	$18,670

Return on common shareholders’ equity – GAAP	8.7%	9.4%	10.6%	9.4%	10.3%
Return on tangible common shareholders’ equity – Non-GAAP	16.7%	18.5%	21.4%	18.5%	21.1%

BNY Mellon 45

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2020	June 30, 2020	Dec. 31, 2019	Sept. 30, 2019
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$44,917	$43,697	$41,483	$41,120
Less: Preferred stock	4,532	4,532	3,542	3,542
BNY Mellon common shareholders’ equity at period end – GAAP	40,385	39,165	37,941	37,578
Less: Goodwill	17,357	17,253	17,386	17,248
Intangible assets	3,026	3,045	3,107	3,124
Add: Deferred tax liability – tax deductible goodwill	1,132	1,119	1,098	1,103
Deferred tax liability – intangible assets	666	664	670	679
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$21,800	$20,650	$19,216	$18,988

Period-end common shares outstanding (in thousands)	886,136	885,862	900,683	922,199

Book value per common share – GAAP	$45.58	$44.21	$42.12	$40.75
Tangible book value per common share – Non-GAAP	$24.60	$23.31	$21.33	$20.59

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	3Q20	3Q19	3Q20 vs.
(dollars in millions)			3Q19
Investment management and performance fees – GAAP	$835	$832	—%
Impact of changes in foreign currency exchange rates	—	11
Adjusted investment management and performance fees – Non-GAAP	$835	$843	(1)%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business.

Constant currency reconciliation – Investment and Wealth Management business			3Q20 vs.
(dollars in millions)	3Q20	3Q19	3Q19
Investment management and performance fees – GAAP	$835	$832	—%
Impact of changes in foreign currency exchange rates	—	11
Adjusted investment management and performance fees – Non-GAAP	$835	$843	(1)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business.

Pre-tax operating margin reconciliation – Investment and Wealth Management business
(dollars in millions)	3Q20	2Q20	1Q20	4Q19	3Q19	YTD20	YTD19
Income before income taxes – GAAP	$245	$221	$194	$240	$295	$660	$821

Total revenue – GAAP	$918	$886	$898	$971	$887	$2,702	$2,736
Less: Distribution and servicing expense	85	86	91	93	98	262	283
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$833	$800	$807	$878	$789	$2,440	$2,453

Pre-tax operating margin – GAAP (a)	27%	25%	22%	25%	33%	24%	30%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	29%	28%	24%	27%	37%	27%	33%
(a)    Income before taxes divided by total revenue.

46 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following ASU issued by the FASB had not yet been adopted as of Sept. 30, 2020.

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and “Supervision and Regulation” in our 2019 Annual Report. The following discussions summarize certain regulatory, legislative and other developments that may affect BNY Mellon, the impact of many of which we are still evaluating.

CCAR Refiling, Limitations and SCB

In light of the changes in the financial markets and the economy, in June 2020, the Federal Reserve announced that all banking institutions subject to CCAR, including BNY Mellon, are required to resubmit their capital plans. On Sept. 17, 2020, the Federal Reserve released the supervisory scenarios for the resubmission, which was submitted on Nov. 2, 2020.

Also in September 2020, the Federal Reserve extended through the fourth quarter of 2020 the limitations on capital distributions and share repurchases that the Federal Reserve imposed on CCAR firms, including BNY Mellon, earlier in the year. For additional information regarding these limitations, see “Recent regulatory developments - CCAR 2020 results” in our Second Quarter 2020 Form 10-Q. Consistent with these limitations, for the fourth quarter, BNY Mellon maintained its quarterly common stock dividend of $0.31 per share and plans to maintain the suspension of its open market common stock repurchases.

On Aug. 10, 2020, the Federal Reserve announced the individual CCAR firms’ SCBs. The BNY Mellon SCB requirement is 2.5%, which equals the regulatory minimum, and is unchanged compared to the capital conservation buffer that previously applied. The SCB became effective on Oct. 1, 2020. For additional information regarding the SCB, see “Recent regulatory developments - Changes to CCAR and Stress Capital Buffer” in our First Quarter 2020 Form 10-Q and “Supervision and Regulation - Capital Planning and Stress Testing” in our 2019 Annual Report.

Capital, Liquidity and TLAC Relief

On Sept. 29, 2020, the Federal Reserve, the FDIC and the OCC (the “Agencies”) finalized without changes an interim final rule issued in March 2020 that neutralizes the regulatory capital and liquidity coverage ratio effects for institutions that participate in the Federal Reserve’s MMLF.

Similarly, in August 2020, the Agencies finalized without change an interim final rule issued in March 2020 that revised the definition of “eligible retained income” to make more gradual the automatic restrictions on capital distributions, such as share repurchases, dividend payments, and bonus payments. In the same final rulemaking, the Federal Reserve also finalized the March 2020 interim final rule that made corresponding changes to the TLAC buffer requirements. The final rule is effective as of Jan. 1, 2021.

Also in August 2020, the Agencies finalized a current expected credit loss (“CECL”) final rule that is substantially similar to the interim final rule issued in March 2020. The final rule permits banking organizations to temporarily delay the estimated

BNY Mellon 47

effects of CECL on regulatory capital until Jan. 1, 2022 and then to phase in those effects through Jan. 1, 2025. Under the final rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon adoption of CECL at Jan. 1, 2020 plus 25% of the increase in the allowance for credit losses since Jan. 1, 2020. BNY Mellon has not yet elected to apply this final rule. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the impact of the adoption of CECL and Note 5 of the Notes to Consolidated Financial Statements for the change in the allowance for credit losses during the third quarter of 2020.

For additional information regarding the interim final rulemakings noted above, see “Recent regulatory developments – Capital, Liquidity and TLAC Relief” in our First Quarter 2020 Form 10-Q.

Net Stable Funding Ratio

On Oct. 20, 2020, the Agencies issued a final net stable funding ratio (“NSFR”) rule that implements a quantitative measure of funding stability over a one-year horizon, and is applicable to certain large banking organizations, including BNY Mellon. Under the rule, BNY Mellon’s NSFR would be expressed as a ratio of its available stable funding to its required stable funding amount, calculated on an ongoing basis, and BNY Mellon would be required to maintain an NSFR of 100%. The effective date of the final NSFR rule is July 1, 2021, with the exception of certain disclosure requirements, which will begin to apply in 2023. BNY Mellon expects to be in compliance with the NSFR rule by the effective date.

Capital Treatment of Investments in Certain Debt Instruments of G-SIBs

On Oct. 20, 2020, the Agencies finalized a rule that generally requires certain advanced approaches banking organizations (including BNY Mellon) to deduct from Tier 2 capital, subject to certain exceptions, direct, indirect and synthetic exposures to covered debt instruments. Covered debt instruments under the rule include, for example, unsecured debt instruments issued by U.S. or foreign G-SIBs, among other entities, to meet TLAC requirements or similar foreign requirements as well as any other unsecured debt instruments pari passu or subordinated to such debt instruments. The rule is effective on April 1, 2021. The impact of the final rule is not expected to be material to BNY Mellon.

ECB Declaration of Exceptional Circumstances

In September 2020, the European Central Bank (“ECB”) issued a declaration of exceptional circumstances, which is in effect from Sept. 26, 2020 to June 27, 2021, and which, as a result of the so-called “quick-fix” to the Capital Requirements Regulation (“CRR”) earlier in the year, has the effect of allowing credit institutions subject to direct ECB supervision, such as The Bank of New York Mellon SA/NV, to disclose their leverage ratios excluding central bank deposits (as well as the leverage ratios absent this exclusion). The leverage ratio requirement is currently not binding on EU credit institutions but will become a binding requirement as part of the CRR 2, on June 28, 2021. The ECB declaration also has the effect of providing relief for subsidiaries of G-SIBs, such as The Bank of New York Mellon SA/NV, under the binding internal TLAC requirement.

For additional information regarding the so-called CRR “quick-fix”, see “Recent regulatory developments – ‘CRR Quick-Fix’” in our Second Quarter 2020 Form 10-Q.

48 BNY Mellon

Website information

Our website is www.bnymellon.com. We currently make available the following information under the Investor Relations portion of our website. With respect to filings with the SEC, we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

•All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as well as proxy statements and SEC Forms 3, 4 and 5;
•Financial statements and footnotes prepared using eXtensible Business Reporting Language (“XBRL”);
•Our earnings materials and selected management conference calls and presentations;
•Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio
Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and
•Our Corporate Governance Guidelines, Amended and Restated By-laws, Directors’ Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

We may use our website, our Twitter account (@BNYMellon) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,168	$1,173	$1,152	$3,500	$3,415
Clearing services fees	397	431	419	1,298	1,227
Issuer services fees	295	277	324	835	866
Treasury services fees	152	144	140	445	412
Total investment services fees	2,012	2,025	2,035	6,078	5,920
Investment management and performance fees	835	786	832	2,483	2,506
Foreign exchange and other trading revenue	137	166	150	622	486
Financing-related fees	49	58	49	166	150
Distribution and servicing	29	27	33	87	95
Investment and other income	46	105	30	162	108
Total fee revenue	3,108	3,167	3,129	9,598	9,265
Net securities gains (losses)	9	9	(1)	27	7
Total fee and other revenue	3,117	3,176	3,128	9,625	9,272
Operations of consolidated investment management funds
Investment income	27	54	4	43	40
Interest of investment management fund note holders	—	—	1	—	1
Income from consolidated investment management funds	27	54	3	43	39
Net interest revenue
Interest revenue	820	943	1,942	3,333	5,827
Interest expense	117	163	1,212	1,036	3,454
Net interest revenue	703	780	730	2,297	2,373
Total revenue	3,847	4,010	3,861	11,965	11,684
Provision for credit losses	9	143	(16)	321	(17)
Noninterest expense
Staff	1,466	1,464	1,479	4,412	4,424
Professional, legal and other purchased services	355	337	316	1,022	978
Software and equipment	340	345	309	1,011	896
Net occupancy	136	137	138	408	413
Sub-custodian and clearing	119	120	111	344	331
Distribution and servicing	85	85	97	261	282
Bank assessment charges	30	35	31	100	93
Business development	17	20	47	79	148
Amortization of intangible assets	26	26	30	78	89
Other	107	117	32	364	282
Total noninterest expense	2,681	2,686	2,590	8,079	7,936
Income
Income before income taxes	1,157	1,181	1,287	3,565	3,765
Provision for income taxes	213	216	246	694	747
Net income	944	965	1,041	2,871	3,018
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(7)	(15)	(3)	(4)	(17)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	937	950	1,038	2,867	3,001
Preferred stock dividends	(61)	(49)	(36)	(146)	(120)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$876	$901	$1,002	$2,721	$2,881

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$876	$901	$1,002	$2,721	$2,881
Less: Earnings allocated to participating securities	1	1	3	5	12
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$875	$900	$999	$2,716	$2,869

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Basic	889,499	889,020	933,264	891,050	949,035
Common stock equivalents	2,173	2,044	3,811	2,522	4,484
Less: Participating securities	(603)	(503)	(1,398)	(779)	(1,643)
Diluted	891,069	890,561	935,677	892,793	951,876

Anti-dilutive securities (a)	1,485	1,578	3,701	1,828	4,269
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in dollars)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Basic	$0.98	$1.01	$1.07	$3.05	$3.02
Diluted	$0.98	$1.01	$1.07	$3.04	$3.01

See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Net income	$944	$965	$1,041	$2,871	$3,018
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	331	115	(276)	77	(237)
Unrealized gain on assets available-for-sale:
Unrealized gain arising during the period	233	753	63	1,169	589
Reclassification adjustment	(6)	(7)	1	(20)	(5)
Total unrealized gain on assets available-for-sale	227	746	64	1,149	584
Defined benefit plans:
Net (loss) arising during the period	—	—	—	—	(9)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	20	19	10	57	30
Total defined benefit plans	20	19	10	57	21
Net unrealized gain (loss) on cash flow hedges	8	4	(6)	1	(1)
Total other comprehensive income (loss), net of tax (a)	586	884	(208)	1,284	367
Total comprehensive income	1,530	1,849	833	4,155	3,385
Net (income) attributable to noncontrolling interests	(7)	(15)	(3)	(4)	(17)
Other comprehensive (income) loss attributable to noncontrolling interests	(2)	—	3	—	1
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,521	$1,834	$833	$4,151	$3,369
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $584 million for the quarter ended Sept. 30, 2020, $884 million for the quarter ended June 30, 2020, $(205) million for the quarter ended Sept. 30, 2019, $1,284 million for the nine months ended Sept. 30, 2020 and $368 million for the nine months ended Sept. 30, 2019.

See accompanying unaudited Notes to Consolidated Financial Statements.

52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2020	Dec. 31, 2019
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $5 at Sept. 30, 2020 (a)	$4,104	$4,830
Interest-bearing deposits with the Federal Reserve and other central banks	106,185	95,042
Interest-bearing deposits with banks, net of allowance for credit losses of $4 at Sept. 30, 2020 (includes restricted of $2,891 and $2,437) (a)	19,027	14,811
Federal funds sold and securities purchased under resale agreements	29,647	30,182
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 at Sept. 30, 2020 (fair value of $47,458 and $34,805) (a)	46,096	34,483
Available-for-sale, at fair value (amortized cost of $105,684 and $87,435, net of allowance for credit losses of $12 at Sept 30, 2020) (a)	109,243	88,550
Total securities	155,339	123,033
Trading assets	13,074	13,571
Loans	55,491	54,953
Allowance for credit losses (a)	(325)	(122)
Net loans	55,166	54,831
Premises and equipment	3,617	3,625
Accrued interest receivable	489	624
Goodwill	17,357	17,386
Intangible assets	3,026	3,107
Other assets, net of allowance for credit losses on accounts receivable of $5 at Sept. 30, 2020 (includes $527 and $419, at fair value) (a)	20,779	20,221
Subtotal assets of operations	427,810	381,263
Assets of consolidated investment management funds, at fair value	588	245
Total assets	$428,398	$381,508
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$79,470	$57,630
Interest-bearing deposits in U.S. offices	111,703	101,542
Interest-bearing deposits in non-U.S. offices	105,139	100,294
Total deposits	296,312	259,466
Federal funds purchased and securities sold under repurchase agreements	15,907	11,401
Trading liabilities	6,084	4,841
Payables to customers and broker-dealers	23,514	18,758
Commercial paper	671	3,959
Other borrowed funds	420	599
Accrued taxes and other expenses	5,347	5,642
Other liabilities (including allowance for credit losses on lending-related commitments of $135 and $94, also includes $997 and $607, at fair value) (a)	8,671	7,612
Long-term debt (includes $400 and $387, at fair value)	26,121	27,501
Subtotal liabilities of operations	383,047	339,779
Liabilities of consolidated investment management funds, at fair value	4	1
Total liabilities	383,051	339,780
Temporary equity
Redeemable noncontrolling interests	179	143
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 45,826 and 35,826 shares	4,532	3,542
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,381,650,891 and 1,374,443,376 shares	14	14
Additional paid-in capital	27,741	27,515
Retained earnings	33,821	31,894
Accumulated other comprehensive loss, net of tax	(1,359)	(2,638)
Less: Treasury stock of 495,515,086 and 473,760,338 common shares, at cost	(19,832)	(18,844)
Total The Bank of New York Mellon Corporation shareholders’ equity	44,917	41,483
Nonredeemable noncontrolling interests of consolidated investment management funds	251	102
Total permanent equity	45,168	41,585
Total liabilities, temporary equity and permanent equity	$428,398	$381,508
(a)    In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statements for additional information.
See accompanying unaudited Notes to Consolidated Financial Statements.

BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2020	2019
Operating activities
Net income	$2,871	$3,018
Net (income) attributable to noncontrolling interests	(4)	(17)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,867	3,001
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses (a)	321	(17)
Pension plan contributions	(18)	(30)
Depreciation and amortization	1,175	971
Deferred tax (benefit)	(351)	(185)
Net securities (gains)	(27)	(7)
Change in trading assets and liabilities	1,736	(1,880)
Change in accruals and other, net	200	714
Net cash provided by operating activities	5,903	2,567
Investing activities
Change in interest-bearing deposits with banks	(3,808)	(1,503)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(9,775)	(7,171)
Purchases of securities held-to-maturity	(23,507)	(5,390)
Paydowns of securities held-to-maturity	6,291	3,501
Maturities of securities held-to-maturity	5,477	2,274
Purchases of securities available-for-sale	(56,860)	(33,929)
Sales of securities available-for-sale	10,824	7,482
Paydowns of securities available-for-sale	7,300	5,260
Maturities of securities available-for-sale	21,113	20,006
Net change in loans	(537)	1,478
Sales of loans and other real estate	10	147
Change in federal funds sold and securities purchased under resale agreements	525	3,071
Net change in seed capital investments	20	68
Purchases of premises and equipment/capitalized software	(956)	(1,112)
Other, net	(417)	588
Net cash (used for) investing activities	(44,300)	(5,230)
Financing activities
Change in deposits	35,736	13,207
Change in federal funds purchased and securities sold under repurchase agreements	4,299	(2,447)
Change in payables to customers and broker-dealers	4,627	(1,332)
Change in other borrowed funds	(183)	(2,422)
Change in commercial paper	(3,288)	1,599
Net proceeds from the issuance of long-term debt	2,245	2,246
Repayments of long-term debt	(4,400)	(4,250)
Proceeds from the exercise of stock options	36	51
Issuance of common stock	9	19
Issuance of preferred stock	990	—
Treasury stock acquired	(988)	(2,286)
Common cash dividends paid	(838)	(834)
Preferred cash dividends paid	(146)	(120)
Other, net	36	23
Net cash provided by financing activities	38,135	3,454
Effect of exchange rate changes on cash	(10)	(57)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(272)	734
Cash and due from banks and restricted cash at beginning of period	7,267	8,258
Cash and due from banks and restricted cash at end of period	$6,995	$8,992
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$4,104	$6,718
Restricted cash at end of period	2,891	2,274
Cash and due from banks and restricted cash at end of period	$6,995	$8,992
Supplemental disclosures
Interest paid	$1,166	$3,528
Income taxes paid	1,112	697
Income taxes refunded	23	445
(a)    In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.

54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2020	$4,532	$14	$27,702	$33,224	$(1,943)	$(19,832)	$112	$43,809	(a)	$157
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		21
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(1)
Other net changes in noncontrolling interests	—	—	—	—	—	—	132	132		—
Net income	—	—	—	937	—	—	7	944		—
Other comprehensive income	—	—	—	—	584	—	—	584		2
Dividends:
Common stock at $0.31 per share	—	—	—	(279)	—	—	—	(279)		—
Preferred stock	—	—	—	(61)	—	—	—	(61)		—
Common stock issued under employee benefit plans	—	—	6	—	—	—	—	6		—
Stock awards and options exercised	—	—	33	—	—	—	—	33		—
Balance at Sept. 30, 2020	$4,532	$14	$27,741	$33,821	$(1,359)	$(19,832)	$251	$45,168	(a)	$179
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,165 million at June 30, 2020 and $40,385 million at Sept. 30, 2020.

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
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,603 million at March 31, 2020 and $39,165 million at June 30, 2020.

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

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2019	$3,542	$14	$27,515	$31,894	$(2,638)	$(18,844)	$102	$41,585	(a)	$143
Impact of adopting ASU 2016-13, Financial Instruments – Credit Losses	—	—	—	45	(5)	—	—	40		—
Adjusted balance at Jan. 1, 2020	3,542	14	27,515	31,939	(2,643)	(18,844)	102	41,625		143
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		55
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(17)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	145	140		(2)
Net income (loss)	—	—	—	2,867	—	—	4	2,871		—
Other comprehensive income (loss)	—	—	—	—	1,284	—	—	1,284		—
Dividends:
Common stock at $0.93 per share	—	—	—	(839)	—	—	—	(839)		—
Preferred stock	—	—	—	(146)	—	—	—	(146)		—
Repurchase of common stock	—	—	—	—	—	(988)	—	(988)		—
Common stock issued under employee benefit plans	—	—	21	—	—	—	—	21		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	210	—	—	—	—	210		—
Balance at Sept. 30, 2020	$4,532	$14	$27,741	$33,821	$(1,359)	$(19,832)	$251	$45,168	(a)	$179
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,941 million at Dec. 31, 2019 and $40,385 million at Sept. 30, 2020.

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
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,096 million at Dec. 31, 2018 and $37,578 million at Sept. 30, 2019.

See accompanying unaudited Notes to Consolidated Financial Statements.

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

58 BNY Mellon

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

Various banking regulators issued guidance in the April 7, 2020 “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (revised)” (“Interagency Guidance”) on loan modification treatment pursuant to which financial institutions can apply the U.S. GAAP requirements for loan modifications. In accordance with this guidance, a loan modification is not considered a TDR if the modification is related to the coronavirus pandemic, the borrower had been current when the modification program was implemented, and the modification includes payment deferrals for not more than six months.

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

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

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

In our estimate, with the exception of our small home equity line of credit portfolio, available-for-sale debt securities, and individually evaluated financial assets, we utilize a multi-scenario macroeconomic forecast which includes a weighting of baseline, stronger near-term growth and moderate recession scenarios. This approach allows us to develop our estimate using a wide span of economic input variables. Our baseline scenario reflects a view on likely performance of each global region and the other two scenarios are designed relative to the baseline scenario. The scenarios include both a reasonable and supportable forecast period as well as a reversion period. The reasonable and supportable forecast is typically over a two- to three-year horizon, followed by a reversion period in which the economic data reverts to long-term historical experience. In general, the forecasts across the alternative economic scenarios tend to revert toward the long-term trends after the forecast period, which is the period in which the confidence interval is considered reasonable and supportable. The speed at which the scenario specific forecasts revert is based on observed historical patterns of mean reversion that are reflected in our model parameter estimates. Certain macroeconomic variables such as unemployment or home prices take longer to revert after a contraction, though specific recovery times are scenario-specific. Reversion will usually take longer the further away the scenario specific forecast is from the historical mean. On a quarterly basis, within a developed governance structure, we update these scenarios for current economic conditions and may adjust the scenario weighting based on our economic outlook.

Allowance for credit losses - Loans and lending-related commitments

The allowance for credit losses on loans is presented as a valuation allowance to loans, and the allowance for credit losses on lending-related commitments is recorded in other liabilities. The components of the allowance for credit losses on loans and lending-

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

related commitments consist of the following three elements:

•a pooled allowance component for higher risk-rated and pass-rated commercial and institutional credits;
•a pooled allowance component for residential mortgage loans; and
•an asset-specific allowance component involving individually evaluated credits of $1 million or greater.

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

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

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

Allowance for credit losses – Other financial instruments

We also estimate expected credit losses associated with margin loans, reverse repurchase agreements, security lending indemnifications, and deposits with third-party financial institutions using a similar methodology as described in the first allowance element within “Allowance for credit losses - Loans and lending-related commitments” above. The allowance for credit losses on reverse repurchase agreements are recorded in federal funds sold and securities purchased under resale agreements; the allowance for credit losses on securities lending indemnifications is recorded in other liabilities and the allowance for credit losses on deposits with third-party financial institutions is recorded in cash and due from banks or interest-bearing deposits with banks. Our reverse repurchase agreements are short term and subject to continuous overcollateralization by our counterparties and timely collateral replenishment, when necessary. As a result, we estimate the expected credit loss related to the uncollateralized portion of the asset at the balance sheet date, if any, and when there is a reasonable expectation that the counterparty will not replenish the collateral in compliance with the terms of the repurchase agreement. This method is also applied to margin lending arrangements and securities lending indemnifications.

Allowance for credit losses - Other

We do not apply our credit loss measurement methodologies to accrued interest receivable balances related to our loan, debt securities and deposits with third party financial institutions assets given our nonaccrual policy that requires charge-off of interest receivable when deemed uncollectible. Accrued interest receivable related to these instruments is

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

presented in total with other interest-bearing instruments in the consolidated balance sheet. Accrued interest receivable related to each major loan class is disclosed within our credit quality disclosure in Note 5.

Our policy for credit losses related to purchased financial assets requires an evaluation to be performed prior to the effective purchase date to determine if more than an insignificant decline in credit quality has occurred during the period between the origination and purchase date, or, in the case of debt securities, the period between the issuance and purchase date. If we purchase a financial asset with more than insignificant deterioration in credit quality, the measurement of expected credit loss is performed using the methodologies described above, and the credit loss is recorded as an allowance for credit losses on the purchase date. Subsequent to purchase, changes (favorable and unfavorable) in expected cash flows are recognized immediately in net income by adjusting the allowance. We evaluate various factors in the determination of whether a more than an insignificant decline in credit quality has occurred and these factors vary depending upon the type of asset purchased. Such factors include changes in risk rating and/or agency rating, collateral deterioration, payment status, purchase price, credit spreads, and other factors. We did not purchase any such assets during the first nine months of 2020 and did not own such assets as of Sept. 30, 2020.

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

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the third quarter of 2020. Contingent payment totaled $3 million in the first nine months of 2020.

At Sept. 30, 2020, we are potentially obligated to pay additional consideration which, using reasonable assumptions, could range from $5 million to $10 million over the next two years, but could be higher as certain of the arrangements do not contain a contractual maximum.

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

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2020 and Dec. 31, 2019.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Securities at Sept. 30, 2020		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Agency RMBS	$24,262	$526	$55	$24,733
U.S. Treasury	23,166	1,568	1	24,733
Sovereign debt/sovereign guaranteed	13,925	169	1	14,093
Agency commercial mortgage-backed securities (“MBS”)	9,299	646	3	9,942
Supranational	7,069	68	1	7,136
Foreign covered bonds	5,777	64	—	5,841
Collateralized loan obligations (“CLOs”)	4,696	5	44	4,657
Foreign government agencies	3,924	46	—	3,970
U.S. government agencies	3,300	180	2	3,478
Other asset-backed securities (“ABS”)	2,903	31	4	2,930
Non-agency commercial MBS	2,565	156	10	2,711
Non-agency RMBS (a)	1,793	157	9	1,941
State and political subdivisions	1,661	33	4	1,690
Corporate bonds	988	43	1	1,030
Commercial paper/certificates of deposit (“CDs”)	355	2	—	357
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$105,684	$3,694	$135	$109,243
Held-to-maturity:
Agency RMBS	$37,086	$1,117	$10	$38,193
U.S. Treasury	3,288	103	—	3,391
U.S. government agencies	2,266	5	4	2,267
Agency commercial MBS	2,041	107	—	2,148
Sovereign debt/sovereign guaranteed	983	41	—	1,024
Commercial paper/CDs	295	—	—	295
Non-agency RMBS	70	3	1	72
Supranational	52	1	—	53
State and political subdivisions	15	—	—	15
Total securities held-to-maturity	$46,096	$1,377	$15	$47,458
Total securities	$151,780	$5,071	$150	$156,701
(a)    Includes $512 million that was included in the former Grantor Trust.
(b)    In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. The amortized cost of available-for-sale securities is net of the allowance for credit loss of $12 million. The allowance for credit loss primarily relates to CLOs. See Note 2 for additional information.
(c)    Includes gross unrealized gains of $25 million and gross unrealized losses of $49 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

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

The following table presents the realized gains, losses and impairments, on a gross basis.

Net securities gains (losses)
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Realized gross gains	$10	$16	$1	$38	$18
Realized gross losses	(1)	(7)	(1)	(11)	(10)
Recognized gross impairments	—	—	(1)	—	(1)
Total net securities gains (losses)	$9	$9	$(1)	$27	$7

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Foreign government agencies	$5	$2	$—	$7	$—
U.S. Treasury	1	1	—	7	4
Supranational	—	6	—	6	—
Sovereign debt/sovereign guaranteed	1	2	—	3	3
State and political subdivisions	—	—	—	—	2
Other	2	(2)	(1)	4	(2)
Total net securities gains (losses)	$9	$9	$(1)	$27	$7

Allowance for credit losses - Securities

In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. The allowance for credit losses related to securities was $7 million on Jan. 1, 2020 and $12 million at Sept. 30, 2020. The increase reflects additional credit deterioration in the available-for-sale CLO portfolio. For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to Notes 1 and 4, both Notes to Consolidated Financial Statements, in our 2019 Annual Report.
Credit quality indicators - Securities

At Sept. 30, 2020, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in credit spreads from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $49 million of the unrealized losses at Sept. 30, 2020 and $65 million at Dec. 31, 2019 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred in prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

The following table shows the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2020 (a)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$1,126	$3	$2,102	$52	$3,228	$55
U.S. Treasury	1,041	1	—	—	1,041	1
Sovereign debt/sovereign guaranteed	1,069	1	119	—	1,188	1
Agency commercial MBS	566	1	306	2	872	3
Supranational	1,583	1	127	—	1,710	1
CLOs	3,449	31	579	13	4,028	44
U.S. government agencies	99	2	—	—	99	2
Other ABS	675	2	229	2	904	4
Non-agency commercial MBS	358	6	194	4	552	10
Non-agency RMBS (b)	636	3	97	6	733	9
State and political subdivisions	262	4	2	—	264	4
Corporate bonds	173	1	—	—	173	1
Total securities available-for-sale (c)	$11,037	$56	$3,755	$79	$14,792	$135
(a)    Includes $370 million of securities with an unrealized loss of greater than $1 million.
(b)    Includes $22 million of securities with an unrealized loss of $1 million for less than 12 months and $1 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.
(c)    Includes gross unrealized losses of $49 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to Agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities. There were no gross unrealized losses for less than 12 months.

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

Held-to-maturity securities portfolio at Sept. 30, 2020 (a)			Ratings (b)
		Net unrealized gain				BB+ and lower	A1+/A2/SP-1+
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$37,086	$1,107	100%	—%	—%	—%	—%	—%
U.S. Treasury	3,288	103	100	—	—	—	—	—
U.S. government agencies	2,266	1	100	—	—	—	—	—
Agency commercial MBS	2,041	107	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (c)	983	41	100	—	—	—	—	—
Commercial paper/CDs	295	—	—	—	—	—	100	—
Non-agency RMBS	70	2	39	46	2	12	—	1
Supranational	52	1	100	—	—	—	—	—
State and political subdivisions	15	—	6	2	6	—	—	86
Total held-to-maturity securities	$46,096	$1,362	99%	—%	—%	—%	1%	—%
(a)    In the first quarter of 2020, we adopted new accounting guidance included in ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, on a prospective basis. See Note 2 for additional information.
(b)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(c)    Primarily consists of exposure to France, UK and Germany.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2020	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$4,405	1.11%	$25	2.55%	$549	1.49%	$11,186	0.44%	$—	—%	$16,165
Over 1 through 5 years	10,546	1.28	1,866	0.85	570	3.16	17,769	0.61	—	—	30,751
Over 5 through 10 years	6,517	1.57	1,468	2.51	223	1.88	3,240	0.56	—	—	11,448
Over 10 years	3,265	3.11	119	2.06	348	2.22	233	0.62	—	—	3,965
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,327	2.18	39,327
Asset-backed securities	—	—	—	—	—	—	—	—	7,587	1.72	7,587
Total	$24,733	1.57%	$3,478	1.60%	$1,690	2.26%	$32,428	0.55%	$46,914	2.10%	$109,243
Securities held-to-maturity:
One year or less	$785	1.43%	$—	—%	$—	—%	$307	1.99%	$—	—%	$1,092
Over 1 through 5 years	2,503	1.90	1,253	0.82	2	5.66	946	0.67	—	—	4,704
Over 5 through 10 years	—	—	564	1.13	—	—	32	0.92	—	—	596
Over 10 years	—	—	449	2.28	13	4.76	45	0.35	—	—	507
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,197	2.57	39,197
Total	$3,288	1.79%	$2,266	1.19%	$15	4.91%	$1,330	0.96%	$39,197	2.57%	$46,096
(a)Yields are based upon the amortized cost of securities.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Pledged assets

At Sept. 30, 2020, BNY Mellon had pledged assets of $141 billion, including $108 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $5 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2020 included $123 billion of securities, $11 billion of loans, $6 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At Sept. 30, 2020 and Dec. 31, 2019, pledged assets included $23 billion and $29 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

At Sept. 30, 2020, we pledged commercial paper and CDs totaling $295 million as collateral to the Federal Reserve Bank of Boston to secure non-recourse borrowings under the Federal Reserve’s Money Market Mutual Fund Liquidity Facility (“MMLF”) program.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2020 and Dec. 31, 2019, the market value of the securities received that can be sold or repledged was $112 billion and $153 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2020 and Dec. 31, 2019, the market value of securities collateral sold or repledged was $80 billion and $107 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At Sept. 30, 2020 and Dec. 31, 2019, cash segregated under federal and other regulations or requirements was $3 billion and $2 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at Sept. 30, 2020 and $1 billion at Dec. 31, 2019. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Domestic:
Commercial	$1,839	$1,442
Commercial real estate	5,987	5,575
Financial institutions	4,915	4,852
Lease financings	482	537
Wealth management loans and mortgages	15,805	16,050
Other residential mortgages	423	494
Overdrafts	899	524
Other	1,616	1,167
Margin loans	11,220	11,907
Total domestic	43,186	42,548
Foreign:
Commercial	102	347
Commercial real estate	5	7
Financial institutions	6,097	7,626
Lease financings	596	576
Wealth management loans and mortgages	121	140
Other (primarily overdrafts)	3,106	2,230
Margin loans	2,278	1,479
Total foreign	12,305	12,405
Total loans (a)	$55,491	$54,953
(a)    Net of unearned income of $285 million at Sept. 30, 2020 and $313 million at Dec. 31, 2019 primarily related to domestic and foreign lease financings.

68 BNY Mellon

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

Activity in the allowance for credit losses on loans and lending-related commitments is presented below. This does not include activity in the allowance for credit losses related to other financial instruments, including cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, held-to-maturity securities, available-for-sale securities and accounts receivable.

Allowance for credit losses activity for the quarter ended Sept. 30, 2020					Wealth management loans and mortgages		Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings				Total
Beginning balance	$40	$372	$16	$3	$11		$12	$454
Charge-offs	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—		1	1
Net recoveries	—	—	—	—	—		1	1
Provision (a)	(13)	14	(5)	—	4		5	5
Ending balance (b)	$27	$386	$11	$3	$15		$18	$460
Allowance for:
Loan losses	$14	$270	$7	$3	$13		$18	$325
Lending-related commitments	13	116	4	—	2		—	135
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$17	(c)	$—	$17
Allowance for loan losses	—	—	—	—	—		—	—
(a)    Does not include provision for credit losses related to other financial instruments of $4 million for the third quarter 2020.
(b)    Includes $8 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral dependent loans of $17 million with $25 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended June 30, 2020					Wealth management loans and mortgages		Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings				Total
Beginning balance	$26	$208	$18	$13	$9		$14	$288
Charge-offs	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—		3	3
Net recoveries	—	—	—	—	—		3	3
Provision (a)	14	164	(2)	(10)	2		(5)	163
Ending balance (b)	$40	$372	$16	$3	$11		$12	$454
Allowance for:
Loan losses	$23	$244	$11	$3	$9		$12	$302
Lending-related commitments	17	128	5	—	2		—	152
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$18	(c)	$—	$18
Allowance for loan losses	—	—	—	—	—		—	—
(a)    Does not include provision for credit losses related to other financial instruments of $(20) million for the second quarter 2020.
(b)    Includes $11 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral dependent loans of $18 million with $26 million of collateral at fair value.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2019					Wealth management loans and mortgages	Other residential mortgages	All other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$77	$72	$21	$4	$20	$14	$—		$33	$241
Charge-offs	(1)	—	—	—	—	—	—		—	(1)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(1)	—	—	—	—	—	—		—	(1)
Provision	(15)	5	—	(1)	—	—	—		(5)	(16)
Ending balance	$61	$77	$21	$3	$20	$14	$—		$28	$224
Allowance for:
Loan losses	$10	$57	$7	$3	$17	$14	$—		$19	$127
Lending-related commitments	51	20	14	—	3	—	—		9	97
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$16	$—	$—		$—	$16
Allowance for loan losses	—	—	—	—	—	—	—		—	—
Collectively evaluated for impairment:
Loan balance	$1,335	$5,292	$4,973	$559	$15,748	$520	$12,567	(a)	$13,871	$54,865
Allowance for loan losses	10	57	7	3	17	14	—		19	127
(a)    Includes $1,247 million of domestic overdrafts, $10,177 million of margin loans and $1,143 million of other loans at Sept. 30, 2019.

Allowance for credit losses activity for the nine months ended Sept. 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Foreign		Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings				(a)
Balance at Dec. 31, 2019	$60	$76	$20	$3	$20	$13	$24		$216
Impact of adopting ASU 2016-13	(43)	14	(6)	—	(12)	2	(24)		(69)
Balance at Jan. 1, 2020	17	90	14	3	8	15	—		147
Charge-offs	—	—	—	—	—	—	—		—
Recoveries	—	—	—	—	—	4	—		4
Net recoveries	—	—	—	—	—	4	—		4
Provision (b)	10	296	(3)	—	7	(1)	—		309
Ending balance	$27	$386	$11	$3	$15	$18	$—		$460
(a)    The allowance related to foreign exposure has been reclassified to financial institutions ($10 million), commercial ($10 million) and lease financings ($4 million).
(b)    Does not include provision for credit losses related to other financial instruments of $12 million for the nine months ended Sept. 30, 2020.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2020			Dec. 31, 2019
	Recorded investment
	With an allowance	Without an allowance
(in millions)			Total
Nonperforming loans:
Other residential mortgages	$56	$—	$56	$62
Wealth management loans and mortgages	10	17	27	24
Total nonperforming loans	66	17	83	86
Other assets owned	—	1	1	3
Total nonperforming assets	$66	$18	$84	$89

At Sept. 30, 2020, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2020				Dec. 31, 2019
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$20	$1	$—	$21	$22	$5	$—	$27
Other residential mortgages	7	—	—	7	8	3	—	11
Financial institutions	—	—	—	—	1	30	—	31
Commercial real estate	9	—	—	9	6	12	—	18
Total past due loans	$36	$1	$—	$37	$37	$50	$—	$87

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Interagency Guidance. See Note 2 for additional details on the CARES Act and Interagency Guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance. The Company has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $106 million in the third quarter of 2020 and $282 million in the second quarter of 2020. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We also modified loans of $56 million in the third quarter of 2020, a majority of which were commercial real estate loans, by providing long-term loan payment modifications and an extension of maturity. We did not identify any of the modifications as troubled debt restructurings (“TDRs”). None of these loans were reported as past due or nonperforming at Sept. 30, 2020. At Sept. 30, 2020, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $174 million. We modified other residential mortgage loans of $4 million in the third quarter of 2019.

BNY Mellon 71

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

The table below provides information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							Sept. 30, 2020
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans - Amortized cost		Accrued interest receivable
(in millions)	YTD20	2019	2018	2017	2016	Prior to 2016			Total (a)
Commercial:
Investment grade	$153	$73	$96	$450	$57	$—	$893	$—	$1,722
Non-investment grade	85	61	7	—	—	—	66	—	219
Total commercial	238	134	103	450	57	—	959	—	1,941	$1
Commercial real estate:
Investment grade	611	1,065	542	543	385	430	175	—	3,751
Non-investment grade	160	526	604	159	367	152	244	29	2,241
Total commercial real estate	771	1,591	1,146	702	752	582	419	29	5,992	8
Financial institutions:
Investment grade	60	238	47	125	14	165	8,471	—	9,120
Non-investment grade	98	36	—	—	—	—	1,758	—	1,892
Total financial institutions	158	274	47	125	14	165	10,229	—	11,012	13
Wealth management loans and mortgages:
Investment grade	31	80	11	149	56	85	7,235	—	7,647
Non-investment grade	—	—	—	—	—	—	63	—	63
Wealth management mortgages	781	1,082	682	1,267	1,622	2,748	34	—	8,216
Total wealth management loans and mortgages	812	1,162	693	1,416	1,678	2,833	7,332	—	15,926	29
Lease financings	126	19	17	10	25	881	—	—	1,078	—
Other residential mortgages	—	—	—	—	—	423	—	—	423	2
Other loans	—	—	—	—	—	—	1,658	—	1,658	1
Margin loans	3,553	—	—	—	—	—	9,945	—	13,498	7
Total loans	$5,658	$3,180	$2,006	$2,703	$2,526	$4,884	$30,542	$29	$51,528	$61
(a)    Excludes overdrafts of $3,963 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

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

Financial institutions

Financial institution exposures are high quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2020. In addition, 75% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial
72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

institutions is generally short-term, with 89% expiring within one year.

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At Sept. 30, 2020, less than 1% of the mortgages were past due.

At Sept. 30, 2020, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 17%; Massachusetts - 10%; Florida - 8%; and other - 43%.

Lease financing

At Sept. 30, 2020, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment and real estate. The largest component of our lease residual value exposure is freight-related rail. Assets are both domestic and foreign-based, with primary concentrations in the U.S. and Germany.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $423 million at Sept. 30, 2020 and $494 million at Dec. 31, 2019. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2020 were $76 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007, of which 19% of the serviced loan balance was at least 60 days delinquent.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.0 billion at Sept. 30, 2020 and $2.7 billion at Dec. 31, 2019. Overdrafts occur on a daily basis and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $13.5 billion of secured margin loans at Sept. 30, 2020, compared with $13.4 billion at Dec. 31, 2019. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2020 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2020.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$8,332	$9,007	$47	$17,386
Foreign currency translation	21	(50)	—	(29)
Other (a)	47	—	(47)	—
Balance at Sept. 30, 2020	$8,400	$8,957	$—	$17,357
(a)    Reflects the transfer of goodwill associated with the Capital Markets business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2018	$8,333	$8,970	$47	$17,350
Foreign currency translation	(45)	(57)	—	(102)
Balance at Sept. 30, 2019	$8,288	$8,913	$47	$17,248

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$678	$1,580	$849	$3,107
Amortization	(54)	(24)	—	(78)
Foreign currency translation	1	(4)	—	(3)
Balance at Sept. 30, 2020	$625	$1,552	$849	$3,026

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2018	$758	$1,613	$849	$3,220
Amortization	(61)	(28)	—	(89)
Foreign currency translation	(1)	(6)	—	(7)
Balance at Sept. 30, 2019	$696	$1,579	$849	$3,124

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2020				Dec. 31, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,482	$(1,228)	$254	10 years	$1,520	$(1,214)	$306
Customer relationships—Investment and Wealth Management	711	(563)	148	10 years	712	(544)	168
Other	64	(21)	43	14 years	64	(16)	48
Total subject to amortization	2,257	(1,812)	445	10 years	2,296	(1,774)	522
Not subject to amortization: (b)
Tradenames	1,292	N/A	1,292	N/A	1,293	N/A	1,293
Customer relationships	1,289	N/A	1,289	N/A	1,292	N/A	1,292
Total not subject to amortization	2,581	N/A	2,581	N/A	2,585	N/A	2,585
Total intangible assets	$4,838	$(1,812)	$3,026	N/A	$4,881	$(1,774)	$3,107
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2020	$104
2021	81
2022	63
2023	52
2024	45

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

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Corporate/bank-owned life insurance	$5,276	$5,219
Accounts receivable	3,549	3,802
Fails to deliver	2,192	1,671
Software	1,832	1,590
Prepaid pension assets	1,599	1,464
Equity in a joint venture and other investments	1,190	1,102
Renewable energy investments	1,057	1,144
Qualified affordable housing project investments	997	1,024
Prepaid expense	522	491
Federal Reserve Bank stock	478	466
Income taxes receivable	332	388
Seed capital	200	184
Fair value of hedging derivatives	56	21
Other (a)	1,499	1,655
Total other assets	$20,779	$20,221
(a)    At Sept. 30, 2020 and Dec. 31, 2019, other assets include $8 million and $22 million, respectively, of Federal Home Loan Bank stock, at cost.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $112 million at Sept. 30, 2020 and $61 million at Dec. 31, 2019 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Upward adjustments	$4	$2	$1	$10	$3	$42
Downward adjustments	—	—	—	—	(1)	(4)
Net adjustments	$4	$2	$1	$10	$2	$38

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.0 billion at both Sept. 30, 2020 and Dec. 31, 2019. Commitments to fund future investments in qualified affordable housing projects totaled $388 million at Sept. 30, 2020 and $422 million at Dec. 31, 2019 and are recorded in other liabilities. A summary of the commitments to fund future investments is as follows: 2020 – $40 million; 2021 – $187 million; 2022 – $99 million; 2023 – $36 million; 2024 – $1 million; and 2025 and thereafter – $25 million.

Tax credits and other tax benefits recognized were $35 million in the third quarter of 2020, $38 million in the second quarter of 2020, $39 million in the third quarter of 2019, $111 million in the first nine months of 2020 and $117 million in the first nine months of 2019.

Amortization expense included in the provision for income taxes was $30 million in the third quarter of 2020, $31 million in the second quarter of 2020, $33 million in the third quarter of 2019, $92 million in the first nine months of 2020 and $97 million in the first nine months of 2019.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2020		Dec. 31, 2019
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$44	$11	$59	$—
Private equity investments (SBICs) (b)	97	55	89	55
Other (c)	43	—	33	—
Total	$184	$66	$181	$55
(a)    Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of six to 11 years at Sept. 30, 2020 and lives of six years at Dec. 31, 2019, are liquidated.
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

76 BNY Mellon

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

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2020				June 30, 2020				Sept. 30, 2019 (a)
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$1,143	$25	$(13)	$1,155	$1,147	$25	$(15)	$1,157	$1,106	$20	$(5)	$1,121
Clearing services fees	397	—	—	397	431	—	—	431	419	—	—	419
Issuer services fees	296	—	—	296	277	—	—	277	324	—	—	324
Treasury services fees	153	1	(2)	152	144	—	1	145	140	—	—	140
Total investment services fees	1,989	26	(15)	2,000	1,999	25	(14)	2,010	1,989	20	(5)	2,004
Investment management and performance fees	4	838	(3)	839	4	792	(5)	791	4	829	(4)	829
Financing-related fees	13	1	1	15	23	1	—	24	14	—	—	14
Distribution and servicing	(2)	31	—	29	(7)	34	—	27	(12)	45	—	33
Investment and other income	57	(33)	(2)	22	62	(41)	3	24	72	(50)	—	22
Total fee revenue - contract revenue	2,061	863	(19)	2,905	2,081	811	(16)	2,876	2,067	844	(9)	2,902
Fee and other revenue - not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)	185	8	39	232	258	27	54	339	229	(6)	3	226
Total fee and other revenue (loss)	$2,246	$871	$20	$3,137	$2,339	$838	$38	$3,215	$2,296	$838	$(6)	$3,128
(a)    Restated to reflect the first quarter 2020 business segment reclassifications. There was no impact on total revenue, by type or in aggregate. See Note 19 for additional information related to the reclassifications.
(b)    Primarily includes foreign exchange and other trading revenue, financing-related fees, investment and other income (loss), asset servicing fees and net securities gains (losses), all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment includes income from consolidated investment management funds, net of noncontrolling interests, of $20 million in the third quarter of 2020, $39 million in the second quarter of 2020 and $— million in the third quarter of 2019.
IS - Investment Services business segment.
IWM - Investment and Wealth Management business segment.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment	Year-to-date
	Sept. 30, 2020				Sept. 30, 2019 (a)
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee revenue - contract revenue:
Investment services fees:
Asset servicing fees	$3,417	$73	$(39)	$3,451	$3,282	$60	$(19)	$3,323
Clearing services fees	1,298	—	—	1,298	1,228	—	(1)	1,227
Issuer services fees	836	—	—	836	866	—	—	866
Treasury services fees	446	1	(1)	446	412	1	—	413
Total investment services fees	5,997	74	(40)	6,031	5,788	61	(20)	5,829
Investment management and performance fees	13	2,492	(12)	2,493	12	2,503	(12)	2,503
Financing-related fees	64	2	1	67	47	—	1	48
Distribution and servicing	(21)	108	—	87	(39)	134	—	95
Investment and other income	191	(124)	1	68	210	(147)	—	63
Total fee revenue - contract revenue	6,244	2,552	(50)	8,746	6,018	2,551	(31)	8,538
Fee and other revenue - not in scope of ASC 606 (b)(c)	777	3	138	918	672	10	74	756
Total fee and other revenue	$7,021	$2,555	$88	$9,664	$6,690	$2,561	$43	$9,294
(a)    Restated to reflect the first quarter 2020 business segment reclassifications. There was no impact on total revenue, by type or in aggregate. See Note 19 for additional information related to the reclassifications.
(b)    Primarily includes foreign exchange and other trading revenue, financing-related fees, investment and other income (loss), asset servicing fees and net securities gains (losses), all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment includes income from consolidated investment management funds, net of noncontrolling interests, of $39 million in the first nine months of 2020 and $22 million in the first nine months of 2019.
IS - Investment Services business segment.
IWM - Investment and Wealth Management business segment.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at Sept. 30, 2020 and $2.4 billion at Dec. 31, 2019.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $57 million at Sept. 30, 2020 and $32 million at Dec. 31, 2019. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $187 million at Sept. 30, 2020 and $168 million at Dec. 31, 2019. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the third quarter of 2020 relating to contract liabilities as of June 30, 2020 was $65 million. Revenue recognized in the first nine months of 2020 relating to contract liabilities as of Dec. 31, 2019 was $95 million.
Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $77 million at Sept. 30, 2020 and $86 million at Dec. 31, 2019. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $6 million in the third quarter of 2020, $7 million in the third quarter of 2019, $5 million in the second quarter of 2020, $16 million in the first nine months of 2020 and $17 million in the first nine months of 2019.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

fulfillment of the performance obligation, and totaled $12 million at Sept. 30, 2020 and $16 million at Dec. 31, 2019. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the consolidated income statement and totaled $1 million in the third quarter of 2020 and third quarter of 2019, $2 million in the second quarter of 2020 and $4 million in the first nine months of 2020 and first nine months of 2019. There were no impairments recorded on capitalized contract costs in the first nine months of 2020.
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

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended				Year-to-date
(in millions)	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019		Sept. 30, 2020	Sept. 30, 2019
Interest revenue
Deposits with the Federal Reserve and other central banks	$(10)	$(7)	$102		$63	$354
Deposits with banks	20	40	73		118	200
Federal funds sold and securities purchased under resale agreements	48	61	660		505	1,702
Margin loans	41	40	104		168	358
Non-margin loans	199	230	287	(a)	738	1,007	(a)
Securities:
Taxable	499	556	669		1,649	2,062
Exempt from federal income taxes	7	6	7		19	29
Total securities	506	562	676		1,668	2,091
Trading securities	16	17	40		73	115
Total interest revenue	820	943	1,942		3,333	5,827
Interest expense
Deposits	(29)	(17)	437		194	1,260
Federal funds purchased and securities sold under repurchase agreements	6	1	443		282	1,146
Trading liabilities	2	2	8		11	26
Other borrowed funds	3	7	10		14	54
Commercial paper	—	1	22		7	48
Customer payables	—	(1)	59		29	198
Long-term debt	135	170	233		499	722
Total interest expense	117	163	1,212		1,036	3,454
Net interest revenue	703	780	730		2,297	2,373
Provision for credit losses	9	143	(16)		321	(17)
Net interest revenue after provision for credit losses	$694	$637	$746		$1,976	$2,390
(a)    Includes the impact of a lease-related impairment of $70 million.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2020			June 30, 2020			Sept. 30, 2019
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$3	$—
Interest cost	39	7	2	39	6	1	44	8	2
Expected return on assets	(80)	(10)	(2)	(79)	(9)	(2)	(84)	(11)	(1)
Other	22	2	(1)	21	3	—	13	—	(1)
Net periodic benefit (credit) cost	$(19)	$2	$(1)	$(19)	$3	$(1)	$(27)	$—	$—

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2020			Sept. 30, 2019
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$9	$—	$—	$9	$—
Interest cost	117	20	4	133	24	5
Expected return on assets	(239)	(29)	(5)	(252)	(34)	(5)
Other	65	8	(2)	39	1	(2)
Net periodic benefit (credit) cost	$(57)	$8	$(3)	$(80)	$—	$(2)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $213 million (18.4% effective tax rate) in the third quarter of 2020, $246 million (19.1% effective tax rate) in the third quarter of 2019 and $216 million (18.3% effective tax rate) in the second quarter of 2020.

Our total tax reserves as of Sept. 30, 2020 were $85 million compared with $173 million at Dec. 31, 2019. If these tax reserves were unnecessary, $85 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2020 is accrued interest, where applicable, of
$23 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2020 was $5 million, compared with $9 million for the nine months ended Sept. 30, 2019.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $15 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2016. Our New York State and New York City income tax returns are closed to examination through 2012. Our UK income tax returns are closed to examination through 2015.

80 BNY Mellon

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

The following table presents the incremental assets and liabilities included in the consolidated balance sheet as of Sept. 30, 2020 and Dec. 31, 2019. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investments	Sept. 30, 2020				Dec. 31, 2019
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$579		$400	$979	$229		$400	$629
Other assets	9		—	9	16		—	16
Total assets	$588	(a)	$400	$988	$245	(b)	$400	$645
Other liabilities	$4		$400	$404	$1		$387	$388
Total liabilities	$4	(a)	$400	$404	$1	(b)	$387	$388
Nonredeemable noncontrolling interests	$251	(a)	$—	$251	$102	(b)	$—	$102
(a)    Includes voting model entities (“VMEs”) with assets of $226 million, liabilities of $1 million and nonredeemable noncontrolling interests of $31 million.
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

The maximum loss exposure indicated in the table below relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2020			Dec. 31, 2019
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities - Available-for-sale (a)	$206	$—	$206	$208	$—	$208
Other	2,278	388	2,675	2,400	422	2,822
(a)    Includes investments in the Company’s sponsored CLOs.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2020 and Dec. 31, 2019.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	5,001	5,001	$500	$500
Series C	5.2%	5,825	5,825	568	568
Series D	4.50% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.95% to but excluding June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.70% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	—	990	—
Total		45,826	35,826	$4,532	$3,542
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series C, Series D, Series E, Series F and Series G preferred stock is recorded net of issuance costs.

In May 2020, the Parent issued 1,000,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series G Noncumulative Perpetual Preferred Stock (the “Series G Preferred Stock”). The Parent will pay dividends on the Series G Preferred Stock, if declared by its board of directors, on each March 20 and September 20, at an annual rate of 4.70%, from the original issue date to but excluding Sept. 20, 2025; and at a floating rate equal to the five-year treasury rate on the date that is three business days prior to the reset date plus 4.358% for each reset period, from and including Sept. 20, 2025. The floating rate will initially reset on Sept. 20, 2025 and subsequently on each date falling on the fifth anniversary of the preceding reset date.

The table below presents the dividends paid on the Parent’s preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		3Q20		2Q20		3Q19		YTD20		YTD19
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,011.11	$5	$1,022.22	$5	$1,022.22	$5	$3,044.44	$15	$3,044.44	$15
Series C	4,000		1,300.00	7	1,300.00	8	1,300.00	8	3,900.00	23	3,900.00	23
Series D	100		N/A	—	2,250.00	11	N/A	—	2,250.00	11	2,250.00	11
Series E	100		962.65	10	2,475.00	25	N/A	—	3,437.65	35	2,475.00	25
Series F	100		2,312.50	23	N/A	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		1,579.72	16	N/A	—	N/A	—	1,579.72	16	N/A	—
Total				$61		$49		$36		$146		$120
(a)    Represents Normal Preferred Capital Securities.
N/A - Not applicable.

For additional information on the preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.
82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2020			June 30, 2020			Sept. 30, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$262	$69	$331	$104	$11	$115	$(213)	$(63)	$(276)
Total foreign currency translation	262	69	331	104	11	115	(213)	(63)	(276)
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	297	(64)	233	989	(236)	753	88	(25)	63
Reclassification adjustment (b)	(9)	3	(6)	(9)	2	(7)	1	—	1
Net unrealized gain on assets available-for-sale	288	(61)	227	980	(234)	746	89	(25)	64
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	24	(4)	20	24	(5)	19	13	(3)	10
Total defined benefit plans	24	(4)	20	24	(5)	19	13	(3)	10
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	9	(1)	8	3	(1)	2	(9)	4	(5)
Reclassification of net (gain) loss to net income:
Interest rate contracts - interest expense	—	—	—	—	—	—	1	—	1
Foreign exchange (“FX”) contracts - staff expense	—	—	—	3	(1)	2	(2)	—	(2)
Total reclassifications to net income	—	—	—	3	(1)	2	(1)	—	(1)
Net unrealized gain (loss) on cash flow hedges	9	(1)	8	6	(2)	4	(10)	4	(6)
Total other comprehensive income (loss)	$583	$3	$586	$1,114	$(230)	$884	$(121)	$(87)	$(208)
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

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2020			Sept. 30, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$101	$(24)	$77	$(157)	$(80)	$(237)
Total foreign currency translation	101	(24)	77	(157)	(80)	(237)
Unrealized gain on assets available-for-sale:
Unrealized gain (loss) arising during period	1,529	(360)	1,169	794	(205)	589
Reclassification adjustment (b)	(27)	7	(20)	(7)	2	(5)
Net unrealized gain on assets available-for-sale	1,502	(353)	1,149	787	(203)	584
Defined benefit plans:
Net (loss) arising during the period	—	—	—	(11)	2	(9)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	72	(15)	57	38	(8)	30
Total defined benefit plans	72	(15)	57	27	(6)	21
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) arising during period	(1)	1	—	(1)	(2)	(3)
Reclassification of net loss (gain) to net income:
Interest rate contracts - interest expense	—	—	—	1	—	1
FX contracts - staff expense	2	(1)	1	(1)	2	1
Total reclassifications to net income	2	(1)	1	—	2	2
Net unrealized (loss) on cash flow hedges	1	—	1	(1)	—	(1)
Total other comprehensive income	$1,676	$(392)	$1,284	$656	$(289)	$367
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

BNY Mellon 83

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

Assets measured at fair value on a recurring basis at Sept. 30, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
Agency RMBS	$—	$24,733	$—	$—	$24,733
U.S. Treasury	24,733	—	—	—	24,733
Sovereign debt/sovereign guaranteed	7,179	6,914	—	—	14,093
Agency commercial MBS	—	9,942	—	—	9,942
Supranational	—	7,136	—	—	7,136
Foreign covered bonds	—	5,841	—	—	5,841
CLOs	—	4,657	—	—	4,657
Foreign government agencies	—	3,970	—	—	3,970
U.S. government agencies	—	3,478	—	—	3,478
Other ABS	—	2,930	—	—	2,930
Non-agency commercial MBS	—	2,711	—	—	2,711
Non-agency RMBS (b)	—	1,941	—	—	1,941
State and political subdivisions	—	1,690	—	—	1,690
Corporate bonds	—	1,030	—	—	1,030
Commercial paper/CDs	—	357	—	—	357
Other debt securities	—	1	—	—	1
Total available-for-sale securities	31,912	77,331	—	—	109,243
Trading assets:
Debt instruments	3,181	3,050	—	—	6,231
Equity instruments (c)	2,694	—	—	—	2,694
Derivative assets not designated as hedging:
Interest rate	4	4,958	—	(2,133)	2,829
Foreign exchange	—	4,410	—	(3,102)	1,308
Equity and other contracts	4	11	—	(3)	12
Total derivative assets not designated as hedging	8	9,379	—	(5,238)	4,149
Total trading assets	5,883	12,429	—	(5,238)	13,074
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	56	—	—	56
Total derivative assets designated as hedging	—	56	—	—	56
Other assets (d)	113	174	—	—	287
Assets measured at NAV (d)					184
Subtotal assets of operations at fair value	37,908	89,990	—	(5,238)	122,844
Percentage of assets of operations prior to netting	30%	70%	—%
Assets of consolidated investment management funds	360	228	—	—	588
Total assets	$38,268	$90,218	$—	$(5,238)	$123,432
Percentage of total assets prior to netting	30%	70%	—%

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$3,396	$66	$—	$—	$3,462
Equity instruments	26	—	—	—	26
Derivative liabilities not designated as hedging:
Interest rate	3	4,243	—	(2,551)	1,695
Foreign exchange	—	4,522	—	(3,631)	891
Equity and other contracts	—	11	—	(1)	10
Total derivative liabilities not designated as hedging	3	8,776	—	(6,183)	2,596
Total trading liabilities	3,425	8,842	—	(6,183)	6,084
Long-term debt (c)	—	400	—	—	400
Other liabilities – derivative liabilities designated as hedging:
Interest rate	—	803	—	—	803
Foreign exchange	—	194	—	—	194
Total other liabilities – derivative liabilities designated as hedging	—	997	—	—	997
Subtotal liabilities of operations at fair value	3,425	10,239	—	(6,183)	7,481
Percentage of liabilities of operations prior to netting	25%	75%	—%
Liabilities of consolidated investment management funds	—	4	—	—	4
Total liabilities	$3,425	$10,243	$—	$(6,183)	$7,485
Percentage of total liabilities prior to netting	25%	75%	—%
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
(b)    Includes $512 million in Level 2 that was included in the former Grantor Trust.
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
(d)    Includes seed capital, private equity investments and other assets.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2020						Dec. 31, 2019
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2007-2020	$1,311		88%	—%	—%	12%	$464		55%	1%	—%	44%
2006	244		—	23	—	77	291		—	21	—	79
2005	243		4	—	7	89	305		5	2	8	85
2004 and earlier	143		20	9	12	59	173		22	24	4	50
Total non-agency RMBS	$1,941		61%	4%	2%	33%	$1,233		25%	9%	3%	63%
Non-agency commercial MBS originated in:
2009-2020	$2,711		100%	—%	—%	—%	$2,178		98%	2%	—%	—%
Foreign covered bonds:
Canada	$2,368		98%	2%	—%	—%	$1,798		100%	—%	—%	—%
UK	1,130		100	—	—	—	984		100	—	—	—
Australia	775		100	—	—	—	431		100	—	—	—
Norway	609		100	—	—	—	287		100	—	—	—
Germany	479		100	—	—	—	357		100	—	—	—
Other	480		100	—	—	—	340		100	—	—	—
Total foreign covered bonds	$5,841		99%	1%	—%	—%	$4,197		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$2,155		100%	—%	—%	—%	$1,997		100%	—%	—%	—%
UK	2,037		100	—	—	—	3,318		100	—	—	—
Italy	1,974		—	—	100	—	1,260		—	—	100	—
France	1,846		100	—	—	—	1,272		100	—	—	—
Spain	1,835		—	5	95	—	1,453		—	6	94	—
Singapore	949		100	—	—	—	742		100	—	—	—
Canada	732		100	—	—	—	271		100	—	—	—
Ireland	522		—	100	—	—	301		—	100	—	—
Netherlands	471		100	—	—	—	791		100	—	—	—
Japan	437		—	100	—	—	274		—	100	—	—
Austria	294		100	—	—	—	240		100	—	—	—
Belgium	253		100	—	—	—	79		100	—	—	—
Hong Kong	206		100	—	—	—	411		100	—	—	—
Other (d)	382		51	—	18	31	237		39	4	—	57
Total sovereign debt/sovereign guaranteed	$14,093		65%	7%	27%	1%	$12,646		73%	5%	21%	1%
Foreign government agencies:
Germany	$1,483		100%	—%	—%	—%	$1,131		100%	—%	—%	—%
Netherlands	800		100	—	—	—	678		100	—	—	—
Canada	442		72	28	—	—	71		—	100	—	—
France	293		100	—	—	—	42		100	—	—	—
Sweden	276		100	—	—	—	202		100	—	—	—
Finland	246		100	—	—	—	245		100	—	—	—
Other	430		77	23	—	—	274		79	21	—	—
Total foreign government agencies	$3,970		94%	6%	—%	—%	$2,643		95%	5%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2020 and Dec. 31, 2019, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes $512 million at Sept. 30, 2020 and $640 million at Dec. 31, 2019 that were included in the former Grantor Trust.
(d)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $119 million at Sept. 30, 2020 and $134 million at Dec. 31, 2019.
88 BNY Mellon

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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2020				Dec. 31, 2019
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$52	$—	$52	$—	$58	$—	$58
Other assets (b)	—	113	—	113	—	64	—	64
Total assets at fair value on a nonrecurring basis	$—	$165	$—	$165	$—	$122	$—	$122
(a)The fair value of these loans decreased less than $1 million in the third quarter of 2020 and the fourth quarter of 2019, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at Sept. 30, 2020 and Dec. 31, 2019, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	Sept. 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$106,185	$—	$106,185	$106,185
Interest-bearing deposits with banks	—	19,037	—	19,037	19,027
Federal funds sold and securities purchased under resale agreements	—	29,647	—	29,647	29,647
Securities held-to-maturity	4,415	43,043	—	47,458	46,096
Loans (a)	—	54,475	—	54,475	54,088
Other financial assets	4,104	1,121	—	5,225	5,225
Total	$8,519	$253,508	$—	$262,027	$260,268
Liabilities:
Noninterest-bearing deposits	$—	$79,470	$—	$79,470	$79,470
Interest-bearing deposits	—	216,499	—	216,499	216,842
Federal funds purchased and securities sold under repurchase agreements	—	15,907	—	15,907	15,907
Payables to customers and broker-dealers	—	23,514	—	23,514	23,514
Commercial paper	—	671	—	671	671
Borrowings	—	607	—	607	607
Long-term debt	—	27,457	—	27,457	25,721
Total	$—	$364,125	$—	$364,125	$362,732
(a)    Does not include the leasing portfolio.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$95,042	$—	$95,042	$95,042
Interest-bearing deposits with banks	—	14,832	—	14,832	14,811
Federal funds sold and securities purchased under resale agreements	—	30,182	—	30,182	30,182
Securities held-to-maturity	4,630	30,175	—	34,805	34,483
Loans (a)	—	54,194	—	54,194	53,718
Other financial assets	4,830	1,233	—	6,063	6,063
Total	$9,460	$225,658	$—	$235,118	$234,299
Liabilities:
Noninterest-bearing deposits	$—	$57,630	$—	$57,630	$57,630
Interest-bearing deposits	—	200,846	—	200,846	201,836
Federal funds purchased and securities sold under repurchase agreements	—	11,401	—	11,401	11,401
Payables to customers and broker-dealers	—	18,758	—	18,758	18,758
Commercial paper	—	3,959	—	3,959	3,959
Borrowings	—	917	—	917	917
Long-term debt	—	27,858	—	27,858	27,114
Total	$—	$321,369	$—	$321,369	$321,615
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

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Assets of consolidated investment management funds:
Trading assets	$579	$229
Other assets	9	16
Total assets of consolidated investment management funds	$588	$245
Liabilities of consolidated investment management funds:
Other liabilities	4	1
Total liabilities of consolidated investment management funds	$4	$1

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $400 million at Sept. 30, 2020 and $387 million at Dec. 31, 2019. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in foreign exchange and other trading revenue in the consolidated income statement.

Change in fair value of long-term debt (a)
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Foreign exchange and other trading revenue	$(1)	$(2)	$(3)	$(13)	$(15)
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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2020.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, corporate bonds and foreign covered bonds. At Sept. 30, 2020, $14.5 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $14.5 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2020, $13.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $13.9 billion.
In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, Euro, Hong Kong dollar, Singapore dollar and Polish zloty used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2020, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $319 million (notional), with a pre-tax gain of $5 million recorded in accumulated OCI. This gain will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At Sept. 30, 2020, $140 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $140 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2020, forward foreign exchange contracts with notional amounts totaling $7.9 billion were designated as net investment hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon and, at Sept. 30, 2020, had a combined U.S. dollar equivalent carrying value of $179 million.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q20	2Q20	3Q19	YTD20	YTD19
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$150	$19	$(250)	$(864)	$(1,119)
Hedged item	Interest revenue	(140)	(15)	243	856	1,099
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(68)	47	146	693	631
Hedged item	Interest expense	66	(49)	(145)	(691)	(627)
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Other revenue	1	(5)	2	(11)	3
Hedged item	Other revenue	1	5	(2)	13	(2)
Cash flow hedge of interest rate risk
(Loss) reclassified from OCI into income	Interest expense	—	—	(1)	—	(1)
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	—	(3)	2	(2)	1
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$10	$(1)	$(5)	$(6)	$(15)
(a)    Includes gains of less than $1 million in the third quarter of 2020, second quarter of 2020 and third quarter of 2019 and gains of $1 million in the first nine months of 2020 and first nine months of 2019 associated with the amortization of the excluded component. At Sept. 30, 2020 and Dec. 31, 2019, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q20	2Q20	3Q19	YTD20	YTD19		3Q20	2Q20	3Q19	YTD20	YTD19
FX contracts	$(289)	$(45)	$252	$103	$322	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019
Available-for-sale securities (b)(c)	$14,629	$13,792	$1,650	$687
Long-term debt	$14,889	$13,945	$870	$116
(a)    Includes $187 million and $53 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2020 and Dec. 31, 2019, respectively, and $136 million and $200 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2020 and Dec. 31, 2019, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $140 million at Sept. 30, 2020 and $142 million at Dec. 31, 2019.
(c)    Carrying amount represents the amortized cost.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio at Sept. 30, 2020 and Dec. 31, 2019.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$28,441	$28,365	$—	$—	$803	$350
Foreign exchange contracts	8,369	8,390	56	21	194	257
Total derivatives designated as hedging instruments			$56	$21	$997	$607
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$206,771	$306,790	$4,962	$3,690	$4,246	$3,250
Foreign exchange contracts	753,812	848,961	4,410	5,331	4,522	5,340
Equity contracts	2,241	3,189	15	19	8	5
Credit contracts	165	165	—	—	3	4
Total derivatives not designated as hedging instruments			$9,387	$9,040	$8,779	$8,599
Total derivatives fair value (d)			$9,443	$9,061	$9,776	$9,206
Effect of master netting agreements (e)			(5,238)	(5,819)	(6,183)	(5,415)
Fair value after effect of master netting agreements			$4,205	$3,242	$3,593	$3,791
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $675 million and $1,620 million, respectively, at Sept. 30, 2020, and $1,022 million and $618 million, respectively, at Dec. 31, 2019.

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

The following table presents our foreign exchange and other trading revenue.

Foreign exchange and other trading revenue
(in millions)	3Q20	2Q20	3Q19	YTD20	YTD19
Foreign exchange	$151	$174	$129	$578	$439
Other trading (loss) revenue	(14)	(8)	21	44	47
Total foreign exchange and other trading revenue	$137	$166	$150	$622	$486

Foreign exchange revenue includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities and non-foreign exchange derivatives.

We also use derivative financial instruments as risk mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a gain of $12 million in the third quarter of 2020, a de minimis loss in the third quarter of 2019, a gain of $28 million in the second quarter of 2020, a loss of $1 million in the first nine months of 2020 and a gain of $23 million in the first nine months of 2019.

BNY Mellon 93

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

	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$5,958	$3,442
Collateral posted	$6,384	$3,671
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2020	Dec. 31, 2019
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$10	$56
Baa2/BBB	$565	$608
Ba1/BB+	$3,113	$2,084
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

94 BNY Mellon

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

Offsetting of derivative assets and financial assets at Sept. 30, 2020
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,183	$2,133		$1,050	$350	$—	$700
Foreign exchange contracts	4,043	3,102		941	33	—	908
Equity and other contracts	8	3		5	—	—	5
Total derivatives subject to netting arrangements	7,234	5,238		1,996	383	—	1,613
Total derivatives not subject to netting arrangements	2,209	—		2,209	—	—	2,209
Total derivatives	9,443	5,238		4,205	383	—	3,822
Reverse repurchase agreements	72,507	54,629	(b)	17,878	17,852	—	26
Securities borrowing	11,769	—		11,769	11,216	—	553
Total	$93,719	$59,867		$33,852	$29,451	$—	$4,401
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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2020				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$5,035	$2,551		$2,484	$2,477	$—	$7
Foreign exchange contracts	4,294	3,631		663	224	—	439
Equity and other contracts	8	1		7	—	—	7
Total derivatives subject to netting arrangements	9,337	6,183		3,154	2,701	—	453
Total derivatives not subject to netting arrangements	439	—		439	—	—	439
Total derivatives	9,776	6,183		3,593	2,701	—	892
Repurchase agreements	69,494	54,629	(b)	14,865	14,863	1	1
Securities lending	1,002	—		1,002	961	—	41
Total	$80,272	$60,812		$19,460	$18,525	$1	$934
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2020				Dec. 31, 2019
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$60,350	$—	$—	$60,350	$94,788	$10	$—	$94,798
Agency RMBS	2,913	675	2	3,590	4,234	774	—	5,008
Corporate bonds	232	64	1,432	1,728	266	236	1,617	2,119
Sovereign debt/ sovereign guaranteed	128	—	1,151	1,279	—	22	—	22
State and political subdivisions	43	39	810	892	38	166	1,077	1,281
U.S. government agencies	610	—	—	610	594	16	—	610
Other debt securities	47	44	186	277	2	—	2	4
Equity securities	—	53	715	768	31	99	479	609
Total	$64,323	$875	$4,296	$69,494	$99,953	$1,323	$3,175	$104,451
Securities lending:
Agency RMBS	$180	$—	$—	$180	$160	$—	$—	$160
U.S. government agencies	1	—	—	1	19	—	—	19
Other debt securities	49	—	—	49	41	—	—	41
Equity securities	772	—	—	772	498	—	—	498
Total	$1,002	$—	$—	$1,002	$718	$—	$—	$718
Total secured borrowings	$65,325	$875	$4,296	$70,496	$100,671	$1,323	$3,175	$105,169

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

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2020	Dec. 31, 2019
(in millions)
Lending commitments	$47,658	$49,119
Standby letters of credit (“SBLC”) (a)	2,175	2,298
Commercial letters of credit	87	74
Securities lending indemnifications (b)(c)	414,324	408,378
(a)Net of participations totaling $145 million at Sept. 30, 2020 and $146 million at Dec. 31, 2019.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $58 billion at Sept. 30, 2020 and $57 billion at Dec. 31, 2019.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $43 billion at Sept. 30, 2020 and $37 billion at Dec. 31, 2019.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.0 billion in less than one year, $16.3 billion in one to five years and $336 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $200 million at Sept. 30, 2020 and $184 million at Dec. 31, 2019. At Sept. 30, 2020, $1.6 billion of the SBLCs will expire within one year, $568 million in one to five years and $1 million over five years.

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

Standby letters of credit	Sept. 30, 2020	Dec. 31, 2019

Investment grade	87%	90%
Non-investment grade	13%	10%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $87 million at Sept. 30, 2020 and $74 million at Dec. 31, 2019.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $135 million at Sept. 30, 2020 and $94 million at Dec. 31, 2019.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

were secured by collateral of $435 billion at Sept. 30, 2020 and $428 billion at Dec. 31, 2019.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2020 and Dec. 31, 2019, $58 billion and $57 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $61 billion and $61 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2020, we had $150 million of unsettled repurchase agreements and no unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2020. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2020
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.8	$22.3	$25.1
Asset managers	1.2	6.5	7.7
Banks	6.1	1.1	7.2
Insurance	0.1	2.7	2.8
Government	0.1	0.2	0.3
Other	0.7	0.7	1.4
Total	$11.0	$33.5	$44.5

Commercial portfolio exposure (in billions)	Sept. 30, 2020
	Loans	Unfunded commitments	Total exposure
Services and other	$1.0	$3.5	$4.5
Manufacturing	0.7	3.8	4.5
Energy and utilities	0.2	4.0	4.2
Media and telecom	—	0.9	0.9
Total	$1.9	$12.2	$14.1

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

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Three actions commenced in December 2014, December 2015 and February 2017 are pending in New York federal court; and one action commenced in May 2016 is pending in New York state court. A New York federal court action filed in August 2014 has been dismissed.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. Thirteen lawsuits have been filed against Pershing in Louisiana, Florida and New Jersey federal courts in January 2010, January and February 2015, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against
Pershing. All the cases that have been brought in federal court against Pershing and the case brought against The Bank of New York Mellon have been consolidated in Texas federal court for discovery purposes. On Dec. 19, 2019, the Court of Appeals for the Fifth Circuit affirmed the dismissal of six individual federal lawsuits brought under Florida law, which will also apply to four other similarly situated cases. On March 18, 2020, the plaintiffs in those lawsuits filed a Petition for Writ of Certiorari seeking permission to appeal to the United States Supreme Court. On Oct. 5, 2020, the United States Supreme Court denied the Petition. In July 2020, after being enjoined from pursuing claims before the Financial Industry Regulatory Authority, Inc. (“FINRA”), an investment firm filed an action against Pershing in Texas federal court. FINRA arbitration proceedings also have been initiated by alleged purchasers asserting similar claims.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. In addition, the Tribunal de Contas da Uniao (“TCU”), an administrative tribunal, has initiated two proceedings with the purpose of determining liability for losses to two investment funds administered by DTVM in which Postalis was the exclusive investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $41.7 million. TCU also imposed on DTVM a fine of approximately $1.8 million. DTVM has filed an administrative appeal of the decision. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator.

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

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no significant organizational changes in the second or third quarters of 2020. In the first quarter of 2020, we reclassified the results of certain services provided between the segments from noninterest expense to fee and other revenue. The intersegment activity is eliminated in the Other segment and relates to services that are also provided to third parties and provides consistency with the reporting of the revenues. This adjustment had no impact on income before taxes of the businesses. Also in the first quarter of 2020, we reclassified the results related to certain lending activities from the Wealth Management business to the Pershing business. These loans were originated by the Wealth Management business as a service to Pershing clients. This resulted in an increase in total revenue, noninterest expense and income before taxes in the Pershing business and corresponding decrease in the Wealth Management business. Prior periods were restated in the first quarter of 2020 for both reclassifications.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2019 Annual Report.

The results of our businesses are presented and analyzed on an internal management reporting basis.

•Revenue amounts reflect fee and other revenue generated by each business and include revenue for services provided between the segments that are also provided to third parties. Fee and other revenue transferred between businesses under revenue transfer agreements is included within other revenue in each business.
•Revenues and expenses associated with specific client bases are included in those businesses. For example, foreign exchange activity associated with clients using custody products is included in Investment Services.
•Net interest revenue is allocated to businesses based on the yields on the assets and liabilities generated by each business. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each business based on their interest sensitivity and maturity characteristics.
•The provision for credit losses associated with the respective credit portfolios is reflected in each business segment.
•Incentives expense related to restricted stock is allocated to the businesses.
•Support and other indirect expenses, including services provided between segments that are not provided to third parties or not subject to a revenue transfer agreement, are allocated to businesses based on internally developed methodologies and reflected in noninterest expense.
•Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.
•Litigation expense is generally recorded in the business in which the charge occurs.
•Management of the securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the securities portfolio are generally included in the Other segment.
•Client deposits serve as the primary funding source for our securities portfolio. We typically allocate all interest revenue to the businesses generating the deposits. Accordingly, accretion related to the portion of the securities portfolio restructured in 2009 has been included in the results of the businesses.
•Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•Goodwill and intangible assets are reflected within individual businesses.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,246	$871	(a)	$20	$3,137	(a)
Net interest revenue (expense)	681	47		(25)	703
Total revenue (loss)	2,927	918	(a)	(5)	3,840	(a)
Provision for credit losses	(10)	12		7	9
Noninterest expense	2,020	661		—	2,681
Income (loss) before income taxes	$917	$245	(a)	$(12)	$1,150	(a)
Pre-tax operating margin (b)	31%	27%		N/M	30%
Average assets	$329,324	$30,160		$55,381	$414,865
(a)    Total fee and other revenue includes net income from consolidated investment management funds of $20 million, representing $27 million of income and noncontrolling interests of $7 million. Total revenue and income before income taxes are net of noncontrolling interests of $7 million.
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
(b)    Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Sept. 30, 2019	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue (loss)	$2,296	$838	(a)	$(6)	$3,128	(a)
Net interest revenue (expense)	761	49		(80)	730
Total revenue (loss)	3,057	887	(a)	(86)	3,858	(a)
Provision for credit losses	(15)	—		(1)	(16)
Noninterest expense	1,973	592		25	2,590
Income (loss) before income taxes	$1,099	$295	(a)	$(110)	$1,284	(a)
Pre-tax operating margin (b)	36%	33%		N/M	33%
Average assets	$269,926	$27,840		$52,913	$350,679
(a)    Total fee and other revenue includes net income from consolidated investment management funds of $— million, representing $3 million of income and noncontrolling interests of $3 million. Total revenue and income before income taxes are net of noncontrolling interests of $3 million.
(b)    Income before income taxes divided by total revenue.
N/M - Not meaningful.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$7,021	$2,555	(a)	$88	$9,664	(a)
Net interest revenue (expense)	2,255	147		(105)	2,297
Total revenue (loss)	9,276	2,702	(a)	(17)	11,961	(a)
Provision for credit losses	284	28		9	321
Noninterest expense	5,996	2,014		69	8,079
Income (loss) before income taxes	$2,996	$660	(a)	$(95)	$3,561	(a)
Pre-tax operating margin (b)	32%	24%		N/M	30%
Average assets	$322,924	$30,343		$51,936	$405,203
(a)    Total fee and other revenue includes net income from consolidated investment management funds of $39 million, representing $43 million of income and noncontrolling interests of $4 million. Total revenue and income before income taxes are net of noncontrolling interests of $4 million.
(b)    Income before income taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2019	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$6,690	$2,561	(a)	$43	$9,294	(a)
Net interest revenue (expense)	2,348	175		(150)	2,373
Total revenue (loss)	9,038	2,736	(a)	(107)	11,667	(a)
Provision for credit losses	(11)	(1)		(5)	(17)
Noninterest expense	5,917	1,916		103	7,936
Income (loss) before income taxes	$3,132	$821	(a)	$(205)	$3,748	(a)
Pre-tax operating margin (b)	35%	30%		N/M	32%
Average assets	$263,631	$29,815		$49,683	$343,129
(a)    Total fee and other revenue includes net income from consolidated investment management funds of $22 million, representing $39 million of income and noncontrolling interests of $17 million. Total revenue and income before income taxes are net of noncontrolling interests of $17 million.
(b)    Income before income taxes divided by total revenue.
N/M - Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2020	2019
Transfers from loans to other assets for other real estate owned	$1	$1
Change in assets of consolidated investment management funds	343	120
Change in liabilities of consolidated investment management funds	3	13
Change in nonredeemable noncontrolling interests of consolidated investment management funds	149	102
Securities purchased not settled	846	804
Premises and equipment/capitalized software funded by finance lease obligations	—	14
Premises and equipment/operating lease obligations	126	1,440	(a)
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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in “Risk Factors” in this Quarterly Report and our 2019 Annual Report, such as:

•a communications or technology disruption or failure within our infrastructure or the infrastructure of third parties that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations;
•a cybersecurity incident, or a failure to protect our computer systems, networks and information and our clients’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system or network failures, or loss of access to information; any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•our business may be materially adversely affected by operational risk;
•the coronavirus pandemic is adversely affecting us and creates significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted;
•our risk management framework may not be effective in mitigating risk and reducing the potential for losses;
•we are subject to extensive government rulemaking, policies, regulation and supervision; these rules and regulations have, and in the future may, compel us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations;
•regulatory or enforcement actions or litigation could materially adversely affect our results of operations or harm our businesses or reputation;
•our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm;
•failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition;
•a failure or circumvention of our controls and procedures could have a material adverse effect on our business, reputation, results of operations and financial condition;
•the application of our Title I preferred resolution strategy or resolution under the Title II orderly liquidation authority could adversely affect the Parent’s liquidity and financial condition and the Parent’s security holders;
•impacts from climate change, natural disasters, acts of terrorism, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations;
•we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by

BNY Mellon 107

Forward-looking Statements (continued)

slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences;
•weakness and volatility in financial markets and the economy generally may materially adversely affect our business, results of operations and financial condition;
•changes in interest rates and yield curves could have a material adverse effect on our profitability;
•transitions away from and the anticipated replacement of LIBOR and other IBORs could adversely impact our business and results of operations;
•the UK’s withdrawal from the EU may have negative effects on global economic conditions, global financial markets, and our business and results of operations;
•we may experience losses on securities related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition;
•the failure or perceived weakness of any of our significant clients or counterparties, many of whom are major financial institutions and sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business;
•our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity;
•we could incur losses if our allowance for credit losses, including loan and lending-related commitments reserves, is inadequate;
•any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue;
•new lines of business, new products and services or transformational or strategic project initiatives may subject us to additional risks, and the failure to implement these initiatives could affect our results of operations;

•we are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability;
•our business may be adversely affected if we are unable to attract and retain employees;
•our strategic transactions present risks and uncertainties and could have an adverse effect on our business, results of operations and financial condition;
•tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition;
•our ability to return capital to shareholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or our failure to pay full and timely dividends on our preferred stock;
•the Parent is a non-operating holding company, and as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders; and
•changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

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

The coronavirus pandemic has negatively affected the global economy, decreased liquidity in fixed income markets, created significant volatility and disruption in financial and equity markets, increased unemployment levels and disrupted businesses in many industries. This has resulted in increased demand on our transaction processing and clearance capabilities in many of our Investment Services businesses and volatility in the levels and mix of the assets under management of our Investment and Wealth Management business. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest rate environment, which has reduced, and is expected to continue to reduce, our net interest margin. As a result, we have granted and may continue to grant money market fee waivers. The effects of the pandemic have resulted, and could continue to result, in higher and more volatile provisions for credit losses for financial instruments subject to ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, held by us. The continuing effects of the pandemic could also result in increased credit losses and charge-offs, particularly if our credit exposures increase and as more clients and customers experience credit deterioration, as well as increased risk of other asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on our business and results of operations.

In addition, reliance on work-from-home capabilities by us, our clients and other industry participants, as well as the potential inability to maintain critical staff in operational facilities due to stay-at-home orders or operational precautions across jurisdictions, illness and quarantines present heightened cybersecurity, information security and operational risks. Any disruption to our ability to deliver services to our clients and customers could result in potential liability to our clients and customers, regulatory fines, penalties or other sanctions, increased operational costs or harm to our reputation.

The pandemic has resulted in an increase in our balance sheet and volatility in risk-weighted assets, as we experience elevated deposit levels. Moreover, on March 15, 2020, we, along with the other member banks of the Financial Services Forum, announced that we would temporarily suspend share repurchases through the second quarter of 2020 to preserve capital and liquidity in order to further our objective of using our capital and liquidity to support our clients and customers. Further, in June 2020, the Federal Reserve announced that it has required participating CCAR firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms would not be permitted, during the third quarter of 2020, to conduct open market common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. The Federal Reserve has extended these limitations to the fourth quarter and may further extend these limitations. Our ability to resume our common stock repurchase program and maintain our

BNY Mellon 109

Part II - Other Information (continued)

common stock dividend depends on factors such as prevailing market conditions, our outlook for the economic environment, the performance of our business, the additional capital analysis required by the Federal Reserve, and whether the Federal Reserve keeps the limitations for the third and fourth quarters of 2020 in place for subsequent quarters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2020. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2020			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2020
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2020	$5	$37.41	$5	N/A
August 2020	2	37.96	2	N/A
September 2020	8	35.81	8	N/A
Third quarter of 2020 (a)	15	$36.65	15	N/A	(b)
(a)    Reflects shares repurchased from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.
(b)    The Federal Reserve has announced that it will conduct additional analysis for all participating CCAR firms later this year and will not allow participating firms to make open market common stock repurchases during the third or fourth quarter of 2020. We are permitted to continue to repurchase shares from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.
N/A - Not applicable.

In June 2020, the Federal Reserve announced that it has required participating Comprehensive Capital Analysis and Review (“CCAR”) firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms were not permitted to conduct open market common stock repurchase in the third quarter of 2020. On Sept. 30, 2020, the Federal Reserve extended the limitation on open market common stock repurchase through the fourth quarter of 2020.

BNY Mellon intends to resume the common stock repurchase program as early as possible, depending on factors such as prevailing market conditions, our outlook for the economic environment and the additional capital analysis required by the Federal Reserve.
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

Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.

110 BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020, and incorporated herein by reference.
3.9	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.10	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.

BNY Mellon 111

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2020. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	2020 Form of Performance Share Unit Agreement.	Filed herewith.
10.2	2020 Form of Restricted Stock Unit Agreement.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2020, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

112 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 5, 2020	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 113