Form 10-K
period 2020-12-31
Bank of New York Mellon Corp
filed 2021-02-25
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35651

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $34,213,115,468.

As of January 31, 2021, 878,735,187 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2021 Proxy Statement-Part III
    The Bank of New York Mellon Corporation 2020 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2020 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2021 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

•All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any proxy statement mailed by us in connection with the solicitation of proxies;
•Our earnings materials and selected management conference calls and presentations;
•Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Federal Financial Institutions Examination Council – Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and
•Our Corporate Governance Guidelines, Amended and Restated By-laws, Directors’ Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

The contents of BNY Mellon’s website or any other websites referenced herein are not part of this Form 10-K.

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “ambition,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements. Some statements in this document are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of money market fee waivers, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth and initiatives, including the potential effects of the coronavirus pandemic on any of the foregoing.

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

1 BNY Mellon

•errors or delays in our operational and transaction processing may materially adversely affect our business, financial condition, results of operations and reputation;
•our risk management framework, models and processes may not be effective in mitigating risk and reducing the potential for losses;
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
•a cybersecurity incident, or a failure to protect our computer systems, networks and information and our clients’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system or network failures, or loss of access to information. Any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•we are subject to extensive government rulemaking, policies, regulation and supervision that impact our operations. Changes to and introduction of new rules and regulations have, and in the future may, compel us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations;
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
•a failure or circumvention of our controls and procedures could have a material adverse effect on our business, financial condition, results of operations and reputation;
•we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences;
•weakness and volatility in financial markets and the economy generally may materially adversely affect our business, financial condition and results of operations;
•changes in interest rates and yield curves have had, and may in the future continue to have, a material adverse effect on our profitability;
•we may experience losses on securities related to volatile and illiquid market conditions, reducing our earnings and impacting our financial condition;
•transitions away from and the replacement of LIBOR and IBORs could adversely impact our business, financial condition and results of operations;
•following the end of the transition period, the UK and the EU have not agreed to alternatives to the “passporting rights,” which may result in negative effects on global economic conditions, global financial markets, and our business, financial condition and results of operations;
•the failure or perceived weakness of any of our significant clients or counterparties, many of whom are major financial institutions or sovereign entities, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business;
•we could incur losses if our allowance for credit losses, including loan and lending-related commitment reserves, is inadequate or if our expectations of future economic conditions deteriorate;
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
BNY Mellon 2

•our ability to return capital to shareholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, including those governing capital and capital planning, applicable provisions of Delaware law and our failure to pay full and timely dividends on our preferred stock;
•any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our business, financial condition and results of operations and on the value of the securities we issue;
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
•our business may be adversely affected if we are unable to attract, retain and motivate employees;

•our strategic transactions present risks and uncertainties and could have an adverse effect on our business, financial condition and results of operations;
•our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm;
•climate change concerns could adversely affect our business, affect client activity levels and damage our reputation;
•impacts from natural disasters, climate change, acts of terrorism, pandemics, global conflicts and other geopolitical events may have a negative impact on our business and operations;
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

Investors should consider all risk factors discussed in the 2020 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.
3 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $41.1 trillion in assets under custody and/or administration and $2.2 trillion in assets under management as of Dec. 31, 2020. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two business segments, Investment Services and Investment and Wealth Management. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy investments and certain business exits.

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

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. Our two principal U.S. banking subsidiaries are:
•The Bank of New York Mellon, a New York state-chartered bank, which houses our Investment Services businesses, including Asset Servicing, Issuer Services, Treasury Services, Clearance and Collateral Management, as well as the bank-advised business of Investment Management; and
•BNY Mellon, National Association (“BNY Mellon, N.A.”), a national bank, which houses our Wealth Management business and certain activities of our Pershing businesses.
We have four other U.S. bank and/or trust company subsidiaries concentrating on trust products and services across the United States: The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, BNY Mellon Investment Servicing Trust Company and BNY Mellon Trust Company of Illinois. Most of our Investment Management business and Pershing businesses are direct or indirect non-bank subsidiaries of BNY Mellon.

Each of our bank and trust company subsidiaries is subject to regulation by the applicable bank regulatory authority. The deposits of our U.S. banking subsidiaries are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

BNY Mellon’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the European Central Bank and the National Bank of Belgium under the Single Supervisory Mechanism and is also supervised by the Belgian Financial Services and Markets Authority for conduct of business rules. BNY Mellon SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Copenhagen, Denmark; Dublin, Ireland; Frankfurt, Germany; the City of Luxembourg, Luxembourg; Madrid, Spain; Milan, Italy; and Paris, France.  BNY Mellon SA/NV’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A – Supervision and Regulation” section in the Annual Report.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2020.

5 BNY Mellon

Human Capital Management

Information on the BNY Mellon’s human capital management can be found in the “MD&A – Human Capital” section in the Annual Report, which is incorporated herein by reference.

Supervision and Regulation

Information on the supervision and regulation of BNY Mellon can be found in the “MD&A – Supervision and Regulation” section in the Annual Report, which is incorporated herein by reference.

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Investment Services business competes with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and integrated cash management solutions and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Our Investment and Wealth Management business competes with domestic and international investment management and wealth management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms and insurance companies, as well as a wide range of technology service providers.

Competition is based on a number of factors including, among others, customer service, transaction execution, capital or access to capital, quality and range of products and services offered, technological innovation and expertise, price, reputation, rates, lending limits and customer convenience. Competition also varies based on the types of clients, customers, industries and geographies served. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs. Competition in the financial services industry continues to be intense. Our competitive position may be affected by institutions that are not similarly subject to extensive regulation and whose compensatory arrangements are not subject to the same regulatory and supervisory frameworks that apply to us.
As part of our business strategy, we seek to distinguish ourselves from competitors by the wide breadth of services and capabilities and the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor. For this reason, we have made and continue to make substantial investments in this area so we can continue to scale and digitize our operating model.

For additional discussion regarding competition, see “MD&A – Risk Factors – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” and “MD&A – Risk Factors – Our business may be adversely affected if we are unable to attract, retain and motivate employees” in the Annual Report, which are incorporated herein by reference.

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

BNY Mellon 6

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

IV. Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Critical accounting estimates – Allowance for credit losses” section in the MD&A, which portion is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented in the “Consolidated balance sheet review – Allowance for credit losses” section in the MD&A, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the allowance for credit exposure, and the analyses of the allowance for credit exposure are set forth in the Annual Report in the “Risk Management – Credit risk” and “Critical accounting estimates” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 6.5 million square feet of leased and owned space.

In Europe, the Middle East and Africa (our “EMEA” region), we have offices that total approximately 1.4 million square feet of leased and owned space and we have 1.9 million square feet of leased space in our Asia-Pacific (“APAC”) region.

BNY Mellon 7

Our global facilities are used across our business segments for corporate purposes. In the preceding paragraphs, square footage figures do not include excess space that has been subleased to third parties. We regularly evaluate our space capacity in relation to current and projected needs. We have incurred and may in the future incur costs if we reduce our space capacity or commit to, or occupy, new properties in locations in which we operate and dispose of existing space. These costs may be material to our operating results in a given period.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
BNY Mellon 8

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2021, there were 24,348 holders of record of our common stock.

Additional information about our common stock, including additional information about share repurchases and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section in the MD&A in the Annual Report and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be executed through open market repurchases, in privately negotiated transactions or by other means, including through repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 6, 12, 14, 19, 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates,” “Trading activities and risk management,” “Asset/liability management” and “Risk Management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 20 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.
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

As of Dec. 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
9 BNY Mellon

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 116 and 117 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

BNY Mellon 10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the following sections: “Delinquent Section 16(a) Reports” under the heading “Additional Information – Information on Stock Ownership;” “Background” under the heading “Item 1 – Election of Directors – Resolution;” “Nominees” under the heading “Item 1 – Election of Directors;” and “Board Meetings and Committee Information – Committees and Committee Charters” and “– Audit Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference.
CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at https://www.bnymellon.com/content/dam/
bnymellon/documents/pdf/csr/employee-code-of-conduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at https://www.bnymellon.com/content/dam/bnymellon/documents/pdf/investor-relations/directors-code-of-conduct.pdf. We intend to disclose on our website any amendments to or waivers of (i) the Code of Conduct relating to executive officers (including the officers specified below) and (ii) the Directors’ Code of Conduct relating to our directors.

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

Name	Age	Positions and offices

Jolen Anderson	42	Ms. Anderson has served as Senior Executive Vice President and Global Head of Human Resources of BNY Mellon since September 2019. From 2014 to September 2019, Ms. Anderson served as Senior Vice President, Chief Diversity Officer and Chief Counsel, Employment and Social Responsibility, for Visa Inc.

Bridget E. Engle	57	Ms. Engle has served as Senior Executive Vice President and Head of Operations and Technology of BNY Mellon since August 2020 and as Senior Executive Vice President and Chief Information Officer from June 2017 to August 2020. From April 2015 to March 2017, Ms. Engle served as Bank of America Corporation’s Chief Information Officer for Global Commercial Banking and Markets Technology.

Thomas P. (Todd) Gibbons	64	Mr. Gibbons has served as Chief Executive Officer of BNY Mellon since March 2020 and as interim Chief Executive Officer from September 2019 until March 2020. He was previously Vice Chairman and Chief Executive Officer of Clearing, Markets and Client Management of BNY Mellon from January 2018 to September 2019 and Vice Chairman and Chief Financial Officer of BNY Mellon from July 2008 to January 2018.

Hani A. Kablawi	52	Mr. Kablawi has served as Senior Executive Vice President and Chairman of International of BNY Mellon since January 2020 and was Senior Executive Vice President and Chairman of EMEA and Chief Executive Officer of Global Asset Servicing from January 2018 to January 2020 and Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018. Mr. Kablawi previously served as Chief Executive Officer of EMEA Asset Servicing from January 2012 to July 2016.

Catherine Keating	59	Ms. Keating has served as Senior Executive Vice President and Chief Executive Officer of Wealth Management at BNY Mellon since July 2018. From February 2015 to June 2018, Ms. Keating was the Chief Executive Officer of Commonfund.

11 BNY Mellon

Name	Age	Positions and offices

Senthil Kumar	55	Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019 and managed Citi’s risk for their Financial Institutions and Public Sector team and Alternative Investments business from 2004 to 2014.

Kurtis R. Kurimsky	47	Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015.

Francis (Frank) La Salla	57	Mr. La Salla has served as Senior Executive Vice President and Chief Executive Officer of Issuer Services of BNY Mellon since January 2018 and was Chief Executive Officer of Corporate Trust from May 2017 to January 2018. Mr. La Salla previously served as Chief Executive Officer of Global Structured Products and Alternative Investment Services from March 2014 to May 2017.

J. Kevin McCarthy	56	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014.

Emily Portney	49
Ms. Portney has served as Senior Executive Vice President and Chief Financial Officer of BNY Mellon since July 2020 and as Global Head of Asset Servicing client management, sales and service and Head of the Americas region from October 2018 to July 2020. Ms. Portney was the Chief Financial Officer of Barclays International from September 2016 to May 2018. Prior to joining Barclays, Ms. Portney was Chief Financial Officer of North America for Visa Inc. and spent the previous 22 years at JPMorgan Chase & Co.

Roman Regelman	49	Mr. Regelman has served as Senior Executive Vice President and Chief Executive Officer of Asset Servicing and Head of Digital of BNY Mellon since January 2020 and as Senior Executive Vice President and Head of Digital from September 2018 to January 2020. From 2011 to December 2017, Mr. Regelman was partner, managing director and co-leader of the financial institutions digital business at Boston Consulting Group.

Akash Shah	35	Mr. Shah has served as Senior Executive Vice President and Head of Strategy and Global Client Management of BNY Mellon since January 2020 and as Senior Executive Vice President and Head of Strategy since July 2018. From 2006 to July 2018, Mr. Shah worked at McKinsey & Company, most recently as a partner and co-head of the Capital Markets & Investment Banking practice.

Hanneke Smits	54
Ms. Smits has served as Senior Executive Vice President and Chief Executive Officer of Investment Management at BNY Mellon since October 2020 and as the Chief Executive Officer of Newton Investment Management from August 2016 to September 2020. Ms. Smits was previously the Chief Investment Officer at Adams Street Partners until December 2014.

Robin Vince	49	Mr. Vince has served as Vice Chair of BNY Mellon and Chief Executive Officer of Global Market Infrastructure since October 2020. Previously, Mr. Vince worked at Goldman Sachs Group Inc. for 25 years, serving most recently as a Senior Director from January 2020 to September 2020 and a Participating Managing Director at Goldman Sachs Group Inc. from 2006 to 2019.

BNY Mellon 12

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 – Election of Directors;” “Compensation Discussion and Analysis” and “Executive Compensation Tables and Other Compensation Disclosure” under the heading “Item 2 – Advisory Vote on Compensation;” “Board Meetings and Committee Information - Committees and Committee Charters” and “– Human Resources and Compensation Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the HRC Committee” under the heading “Item 2 – Advisory Vote on Compensation – Compensation Discussion and Analysis” is deemed furnished hereunder.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Business Relationships and Related Party Transactions Policy” under the heading “Additional Information – Other Information;” “Director Independence” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information;” and “Board Meetings and Committee Information – Committees and Committee Charters,” “– Audit Committee,” “– Corporate Governance, Nominating and Social Responsibility Committee” and “– Human Resources and Compensation Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP,” which is incorporated herein by reference.

13 BNY Mellon

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)    The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	119-120
	Consolidated Comprehensive Income Statement	121
	Consolidated Balance Sheet	122
	Consolidated Statement of Cash Flows	123
	Consolidated Statement of Changes in Equity	124-126
	Notes to Consolidated Financial Statements	127-201
	Report of Independent Registered Public Accounting Firm	202

(3)	Exhibits
	See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 15 through 22 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)    Other Financial Data

None.

ITEM 16. FORM 10-K SUMMARY

None.

BNY Mellon 14

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

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020 and incorporated herein by reference.
15 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

3.8		Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020 and incorporated herein by reference.
3.9		Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2020. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.2	*	Amendment effective as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.5	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
BNY Mellon 16

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.6	*	Amendment effective as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.7	*	Amendment effective as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.9	*	Amendment effective as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.10	*	Amendment effective as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.11	*	Amendment effective as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.12	*	Amendment effective as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.13	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.14	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
17 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.15	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.16	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.17	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.18	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.19	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.20	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.21	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.22	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.23	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.24	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
BNY Mellon 18

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.25	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.26	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.27	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.28	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.29	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan.	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.30	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
10.31	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.32	*	Amendment effective as of June 30, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.33	*	The Bank of New York Mellon Corporation Executive Severance Plan (as amended effective Feb. 19, 2016).	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2016, and incorporated herein by reference.
10.34	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
19 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.35	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.36	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Aug. 8, 2016.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2016, and incorporated herein by reference.
10.37	*	2017 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.38	*	2017 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2017, and incorporated herein by reference.
10.39	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.40	*	2018 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.41	*	2018 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.42	*	Amendment effective as of Nov. 1, 2018 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2018, and incorporated herein by reference.
10.43	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.44	*	2019 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.45	*	2019 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
BNY Mellon 20

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.46	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.47	*	2020 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.48	*	2020 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.49	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2020 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1		Primary subsidiaries of the Company.	Filed herewith.
23.1		Consent of KPMG LLP.	Filed herewith.
24.1		Power of Attorney.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
21 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Thomas P. Gibbons
Thomas P. Gibbons
Chief Executive Officer

DATED: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Thomas P. Gibbons	Director and Principal Executive Officer
Thomas P. Gibbons
Chief Executive Officer

By:	/s/ Emily Portney	Principal Financial Officer
Emily Portney
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; Jeffrey A. Goldstein; Ralph Izzo; Edmund F. Kelly; Jennifer B. Morgan; Elizabeth E. Robinson; Samuel C. Scott III; Frederick O. Terrell; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 25, 2021
J. Kevin McCarthy
Attorney-in-fact
23 BNY Mellon