Form 10-Q
period 2021-06-30
Bank of New York Mellon Corp
filed 2021-08-05
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021
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

As of June 30, 2021, 863,173,678 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2021 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2021 and subsequent events	4
Highlights of second quarter 2021 results	5
Impact of coronavirus pandemic on our business	6
Fee and other revenue	7
Net interest revenue	11
Noninterest expense	14
Income taxes	14
Review of businesses	15
Critical accounting estimates	23
Consolidated balance sheet review	23
Liquidity and dividends	34
Capital	38
Trading activities and risk management	43
Asset/liability management	45
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	47
Recent regulatory developments	49
Other matters	50
Website information	50

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	51
Consolidated Comprehensive Income Statement (unaudited)	53
Consolidated Balance Sheet (unaudited)	54
Consolidated Statement of Cash Flows (unaudited)	55
Consolidated Statement of Changes in Equity (unaudited)	56

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended				Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2021	March 31, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$991	$858	$901		$1,849	$1,845
Basic earnings per share	$1.14	$0.97	$1.01		$2.11	$2.06
Diluted earnings per share	$1.13	$0.97	$1.01		$2.10	$2.06

Fee and other revenue	$3,315	$3,266	$3,230	(a)	$6,581	$6,524	(a)
Net interest revenue	645	655	780		1,300	1,594
Total revenue	$3,960	$3,921	$4,010		$7,881	$8,118

Return on common equity (annualized)	9.8%	8.5%	9.4%		9.2%	9.7%
Return on tangible common equity (annualized) – Non-GAAP (b)	18.6%	16.1%	18.5%		17.3%	19.4%

Return on average assets (annualized)	0.88%	0.76%	0.87%		0.82%	0.93%

Fee revenue as a percentage of total revenue	81%	83%	77%	(a)	82%	78%	(a)

Non-U.S. revenue as a percentage of total revenue	38%	37%	36%		38%	36%

Pre-tax operating margin	32%	29%	29%		31%	30%

Net interest margin	0.67%	0.66%	0.88%		0.67%	0.94%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (c)	0.67%	0.67%	0.88%		0.67%	0.94%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (d)	$45.0	$41.7	$37.3		$45.0	$37.3
Assets under management (“AUM”) at period end (in billions) (e)	$2,320	$2,214	$1,961		$2,320	$1,961
Market value of securities on loan at period end (in billions) (f)	$456	$445	$384		$456	$384

Average common shares and equivalents outstanding (in thousands):
Basic	869,460	882,558	889,020		876,006	891,642
Diluted	873,475	885,655	890,561		879,409	893,603

Selected average balances:
Interest-earning assets	$388,285	$397,297	$357,562		$392,766	$340,749
Total assets	$452,329	$460,379	$415,359		$456,332	$400,318
Interest-bearing deposits	$239,466	$245,115	$210,643		$242,275	$204,138
Noninterest-bearing deposits	$85,802	$83,429	$72,411		$84,622	$66,494
Long-term debt	$25,275	$26,199	$28,122		$25,734	$27,677
Preferred stock	$4,541	$4,541	$4,010		$4,541	$3,776
Total The Bank of New York Mellon Corporation common shareholders’ equity	$40,393	$40,720	$38,476		$40,556	$38,070

Other information at period end:
Cash dividends per common share	$0.31	$0.31	$0.31		$0.62	$0.62
Common dividend payout ratio	27%	32%	31%		30%	30%
Common dividend yield (annualized)	2.4%	2.7%	3.2%		2.4%	3.2%
Closing stock price per common share	$51.23	$47.29	$38.65		$51.23	$38.65
Market capitalization	$44,220	$41,401	$34,239		$44,220	$34,239
Book value per common share	$47.20	$46.16	$44.21		$47.20	$44.21
Tangible book value per common share – Non-GAAP (b)	$25.64	$24.88	$23.31		$25.64	$23.31
Full-time employees	48,800	48,000	48,300		48,800	48,300
Common shares outstanding (in thousands)	863,174	875,481	885,862		863,174	885,862
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2021	March 31, 2021	Dec. 31, 2020
Average liquidity coverage ratio (“LCR”)	110%	110%	110%

Regulatory capital ratios: (g)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	12.7%	12.6%	13.1%
Tier 1 capital ratio	15.3	15.3	15.8
Total capital ratio	16.0	16.1	16.7
Standardized:
CET1 ratio	12.6%	12.6%	13.4%
Tier 1 capital ratio	15.2	15.2	16.1
Total capital ratio	16.2	16.2	17.1

Tier 1 leverage ratio	6.0%	5.8%	6.3%
Supplementary leverage ratio (“SLR”) (h)	7.5	8.1	8.6

BNY Mellon shareholders’ equity to total assets ratio	9.7%	9.7%	9.8%
BNY Mellon common shareholders’ equity to total assets ratio	8.7	8.7	8.8
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
(c)    See “Net interest revenue” on page 11 for a reconciliation of this Non-GAAP measure.
(d)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.7 trillion at June 30, 2021, $1.6 trillion at March 31, 2021 and $1.3 trillion at June 30, 2020.
(e)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
(f)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $63 billion at June 30, 2021, $64 billion at March 31, 2021 and $62 billion at June 30, 2020.
(g)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 38.
(h)    The SLR at March 31, 2021 and Dec. 31, 2020 reflect the temporary exclusion of U.S. Treasury securities from the leverage exposure, which increased our SLR by 68 basis points and 72 basis points, respectively. The temporary exclusion ceased to apply beginning April 1, 2021. See “Capital” beginning on page 38 for additional information.

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

Key second quarter 2021 and subsequent events

Share repurchase program and increase in cash dividend on common stock

In June 2021, our Board of Directors approved the repurchase of up to $6.0 billion of common stock starting in the third quarter of 2021 and continuing through the fourth quarter of 2022.

Additionally, in July, our Board of Directors approved a 10% increase in the quarterly cash dividend on common stock, from $0.31 to $0.34 per share. This increased quarterly cash dividend will be paid on Aug. 9, 2021.

4 BNY Mellon

Highlights of second quarter 2021 results

Net income applicable to common shareholders was $991 million, or $1.13 per diluted common share, in the second quarter of 2021. Net income applicable to common shareholders was $901 million, or $1.01 per diluted common share, in the second quarter of 2020. The highlights below are based on the second quarter of 2021 compared with the second quarter of 2020, unless otherwise noted.

•Total revenue of $4.0 billion decreased 1%, primarily reflecting:
•Fee revenue increased 4%, primarily reflecting the positive impact of higher markets, the favorable impact of a weaker U.S. dollar and higher client volumes, partially offset by money market fee waivers. (See “Fee and other revenue” beginning on page 7.)
•Other revenue decreased primarily reflecting lower gains related to seed capital investments. (See “Fee and other revenue” beginning on page 7.)
•Net interest revenue decreased 17%, primarily reflecting lower interest rates on interest-earning assets. This was partially offset by the benefit of lower funding and deposit rates, lower debt balances, a larger securities portfolio and higher deposit balances. (See “Net interest revenue” on page 11.)
•Provision for credit losses was a benefit of $86 million primarily driven by an improvement in the macroeconomic forecast. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 31.)
•Noninterest expense increased 3%, primarily reflecting the unfavorable impact of a weaker U.S. dollar, investments in efficiency and growth initiatives and higher revenue-related expenses. (See “Noninterest expense” on page 14.)
•Effective tax rate of 19.0%. (See “Income taxes” on page 14.)

Capital and liquidity

•CET1 ratio was 12.6% at June 30, 2021, unchanged compared with March 31, 2021. Capital generated through earnings was offset by capital deployed through common stock repurchases and dividends, and higher risk-weighted assets. (See “Capital” beginning on page 38.)
•Tier 1 leverage was 6.0% at June 30, 2021, compared with 5.8% at March 31, 2021. The increase reflects capital generation and lower average assets. (See “Capital” beginning on page 38.)
•Repurchased 12.8 million common shares for $618 million.

Highlights of our principal businesses

Investment Services
•Total revenue decreased 4%.
•Income before income taxes increased 3%.
•AUC/A of $45.0 trillion increased 21%, primarily reflecting higher market values, net new business and the favorable impact of a weaker U.S. dollar.

Investment and Wealth Management
•Total revenue increased 13%.
•Income before income taxes increased 48%.
•AUM of $2.3 trillion increased 18%, primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

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

Short-term interest rates have remained low through the second quarter of 2021, which has continued to result in lower net interest revenue and higher money market fee waivers. This has been partially offset by higher average deposit balances and higher money market balances compared with 2020.

Equity market levels have continued to improve in the first six months of 2021, resulting in increased asset-based fees in Investment Services and Investment and Wealth Management.

The macroeconomic outlook continued to improve through the first and second quarters of 2021, resulting in decreases in the allowance for credit losses and benefits to the provision for credit losses.

The restrictions on common stock dividends and share repurchases ended on June 30, 2021.

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
6 BNY Mellon

Fee and other revenue

Fee and other revenue										YTD21
(dollars in millions, unless otherwise noted)					2Q21 vs.					vs.
	2Q21	1Q21	2Q20		1Q21	2Q20	YTD21	YTD20		YTD20
Investment services fees:
Asset servicing fees (a)	$1,200	$1,199	$1,173		—%	2%	$2,399	$2,332		3%
Clearing services fees (b)	435	455	431		(4)	1	890	901		(1)
Issuer services fees	281	245	277		15	1	526	540		(3)
Treasury services fees	160	157	144		2	11	317	293		8
Total investment services fees	2,076	2,056	2,025		1	3	4,132	4,066		2
Investment management and performance fees	889	890	786		—	13	1,779	1,648		8
Foreign exchange revenue	184	231	193	(c)	(20)	(5)	415	438	(c)	(5)
Financing-related fees	48	51	58		(6)	(17)	99	117		(15)
Distribution and servicing	27	29	27		(7)	—	56	58		(3)
Total fee revenue	3,224	3,257	3,089	(c)	(1)	4	6,481	6,327	(c)	2
Investment and other income	89	9	132	(c)	N/M	N/M	98	179	(c)	N/M
Net securities gains	2	—	9		N/M	N/M	2	18		N/M
Total other revenue	91	9	141		N/M	N/M	100	197		N/M
Total fee and other revenue	$3,315	$3,266	$3,230		2%	3%	$6,581	$6,524		1%

Fee revenue as a percentage of total revenue	81%	83%	77%	(c)			82%	78%	(c)

AUC/A at period end (in trillions) (d)	$45.0	$41.7	$37.3		8%	21%	$45.0	$37.3		21%
AUM at period end (in billions) (e)	$2,320	$2,214	$1,961		5%	18%	$2,320	$1,961		18%
(a)    Asset servicing fees include the fees from the Clearance and Collateral Management business and also include securities lending revenue of $45 million in the second quarter of 2021, $45 million in the first quarter of 2021, $56 million in the second quarter of 2020, $90 million in the first six months of 2021 and $107 million in the first six months of 2020.
(b)    Clearing services fees are almost entirely earned by our Pershing business.
(c)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
(d)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.7 trillion at June 30, 2021, $1.6 trillion at March 31, 2021 and $1.3 trillion at June 30, 2020.
(e)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M – Not meaningful.

Fee revenue increased 4% compared with the second quarter of 2020 and decreased 1% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher investment management and performance fees, asset servicing fees and treasury services fees, partially offset by lower financing-related fees and foreign exchange revenue. The decrease compared with the first quarter of 2021 primarily reflects lower foreign exchange revenue and clearing services fees, partially offset by higher issuer services fees.

Other revenue decreased $50 million compared with the second quarter of 2020 and increased $82 million compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower gains related to seed capital investments. The increase compared with the first quarter of 2021 primarily reflects a $39 million impairment related to a renewable energy investment recorded in the first quarter of 2021, gains from other investments and disposals, and higher other income.

Money market fee waivers

Given the continued low short-term interest rates, money market mutual fund fees and other similar fees are being waived to protect investors from negative returns. The fee waivers have primarily impacted fee revenues in Pershing and Investment Management, but also resulted in lower distribution and servicing expense. The fee waivers also began to impact fee revenues in our other businesses in the second half of 2020. Money market fee waivers are highly sensitive to changes in short-term interest rates and are difficult to predict. Assuming no change in money market
BNY Mellon 7

balances, we expect to recover over 50% of the pre-tax income related to fee waivers with a 25 basis point increase in the Fed Funds rate and we expect to recover nearly 100% of the pre-tax income related to fee waivers when the Fed Funds rate increases 100 basis points.

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. In the second quarter of 2021, the net impact of money market fee waivers was $252 million, up from $188 million in the first quarter of 2021, driven by lower short-term interest rates and higher money market balances.

Money market fee waivers
(in millions)	2Q21	1Q21	2Q20	YTD21	YTD20
Investment services fees:
Asset servicing fees	$(42)	$(22)	$—	$(64)	$—
Clearing services fees	(88)	(74)	(50)	(162)	(59)
Issuer services fees	(15)	(10)	(1)	(25)	(1)
Treasury services fees	(3)	(3)	(2)	(6)	(2)
Total investment services fees	(148)	(109)	(53)	(257)	(62)
Investment management and performance fees	(115)	(89)	(30)	(204)	(44)
Distribution and servicing revenue	(13)	(13)	(3)	(26)	(3)
Total fee revenue	(276)	(211)	(86)	(487)	(109)
Less: Distribution and servicing expense	24	23	7	47	7
Net impact of money market fee waivers	$(252)	$(188)	$(79)	$(440)	$(102)

Impact to revenue by line of business (a):
Asset Servicing	$(50)	$(29)	$(1)	$(79)	$(1)
Pershing	(99)	(94)	(60)	(193)	(69)
Issuer Services	(22)	(15)	(1)	(37)	(1)
Treasury Services	(16)	(9)	—	(25)	—
Investment Management	(85)	(61)	(24)	(146)	(38)
Wealth Management	(4)	(3)	—	(7)	—
Total impact to revenue by line of business	$(276)	$(211)	$(86)	$(487)	$(109)
(a)    The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

We expect the impact from money market fee waivers, net of distribution and servicing expense, to approximate $225 million in the third quarter of 2021, based on implied forward rates and money market balances as of the end of the second quarter of 2021. Fee waivers in subsequent periods will continue to be dependent on short-term interest rates and the level of money market balances.

Investment services fees

Investment services fees increased 3% compared with the second quarter of 2020 and 1% compared with the first quarter of 2021, reflecting the following:
•Asset servicing fees increased 2% compared with the second quarter of 2020 and was up slightly compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher client activity, market values and tri-party collateral management balances, partially offset by higher money market fee waivers, and lower intraday credit fees and clearance volumes. The slight increase compared with the first quarter of 2021 primarily reflects higher tri-party collateral management balances, partially offset by higher money market fee waivers and lower clearance volumes.
•Clearing services fees increased 1% compared with the second quarter of 2020 and decreased 4% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher market values, client activity and balances, partially offset by higher money market fee waivers. The decrease compared with the first quarter of 2021 primarily reflects lower clearance volumes, partially offset by higher market values.
•Issuer services fees increased 1% compared with the second quarter of 2020 and 15% compared with the first quarter of 2021. Both increases
8 BNY Mellon

primarily reflect higher Depositary Receipts revenue, partially offset by money market fee waivers in Corporate Trust. The increase compared with the second quarter of 2020 also reflects higher Corporate Trust revenue.
•Treasury services fees increased 11% compared with the second quarter of 2020 and 2% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher payment volumes. The increase compared with first quarter of 2021 primarily reflects net new business.

See “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees increased 13% compared with the second quarter of 2020 and decreased slightly compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects the impact of higher market values, the favorable impact of a weaker U.S. dollar, higher performance fees and net inflows, partially offset by higher money market fee waivers. The decrease compared with the first quarter of 2021 primarily reflects the timing of performance fees and higher money market fee waivers, offset by the impact of higher market values, equity investment gains and net inflows. Performance fees were $14 million in the second quarter of 2021, $5 million in the second quarter of 2020 and $40 million in the first quarter of 2021. On a constant currency basis (Non-GAAP), investment management and performance fees increased 9% compared with the second quarter of 2020.

AUM was $2.3 trillion at June 30, 2021, an increase of 18% compared with June 30, 2020, primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

See “Investment and Wealth Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). In the second quarter of 2021, foreign exchange revenue totaled $184 million, decreases of 5% compared with the second quarter of 2020 and 20% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower volatility, partially offset by higher volumes. The decrease compared with the first quarter of 2021 primarily reflects lower volumes and volatility. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment and Wealth Management business and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Investment Services business, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees totaled $48 million in the second quarter of 2021, $58 million in the second quarter of 2020 and $51 million in the first quarter of 2021. Both decreases primarily reflect lower underwriting fees.

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
BNY Mellon 9

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

The following table provides the components of investment and other income.

Investment and other income
(in millions)	2Q21	1Q21	2Q20	(a)	YTD21	YTD20	(a)
Income from consolidated investment management funds	$13	$17	$54		$30	$16
Seed capital gains (losses) (b)	18	3	23		21	(8)
Other trading (loss) revenue	(1)	(7)	(8)		(8)	58
Renewable energy investment (losses)	(41)	(81)	(34)		(122)	(68)
Corporate/bank-owned life insurance	29	33	36		62	72
Other investments gains (c)	23	11	13		34	6
Disposal gains	6	—	—		6	—
Expense reimbursements from joint venture	25	23	19		48	40
Other income	17	10	29		27	63
Total investment and other income	$89	$9	$132		$98	$179
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

Investment and other income was $89 million in the second quarter of 2021 compared with $132 million in the second quarter of 2020 and $9 million in the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower gains related to seed capital investments reflected in the income from consolidated investment management funds and seed capital gains (losses) line items. The increase compared with the first quarter of 2021 primarily reflects the $39 million impairment related to a renewable energy investment recorded in the first quarter of 2021, gains from other investments and disposals and higher other income.

Year-to-date 2021 compared with year-to-date 2020

Fee revenue increased 2% compared with the first six months of 2020, primarily reflecting higher investment management and performance fees and asset servicing fees, partially offset by lower foreign exchange revenue and financing-related fees. The 8% increase in investment management and performance fees primarily reflects higher market values, the favorable impact of a weaker U.S. dollar, equity investment gains and net inflows, partially offset by higher money market fee waivers. The 3% increase in asset servicing fees primarily reflects higher client activity, market values and the favorable impact of a weaker U.S. dollar, partially offset by money market fee waivers.

The decrease in other revenue primarily reflects one-time fees in the Asset Servicing and Pershing businesses recorded in the first six months of 2020, an impairment related to a renewable energy investment recorded in the first quarter of 2021 and lower derivative and fixed income trading results, partially offset by higher gains related to seed capital.
10 BNY Mellon

Net interest revenue

Net interest revenue								YTD21
				2Q21 vs.				vs.
(dollars in millions)	2Q21	1Q21	2Q20	1Q21	2Q20	YTD21	YTD20	YTD20
Net interest revenue – GAAP	$645	$655	$780	(2)%	(17)%	$1,300	$1,594	(18)%
Add: Tax equivalent adjustment	3	3	2	N/M	N/M	6	4	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$648	$658	$782	(2)%	(17)%	$1,306	$1,598	(18)%

Average interest-earning assets	$388,285	$397,297	$357,562	(2)%	9%	$392,766	$340,749	15%

Net interest margin – GAAP	0.67%	0.66%	0.88%	1	bps	(21)	bps	0.67%	0.94%	(27)	bps
Net interest margin (FTE) – Non-GAAP (a)	0.67%	0.67%	0.88%	—	bps	(21)	bps	0.67%	0.94%	(27)	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue decreased 17% compared with the second quarter of 2020 and 2% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower interest rates on interest-earning assets, partially offset by the benefit of lower funding and deposit rates, lower debt balances, a larger securities portfolio and higher deposit balances. The decrease compared with the first quarter of 2021 was primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower funding and deposit rates.

Net interest margin decreased 21 basis points compared with the second quarter of 2020 and increased 1 basis point compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects the factors mentioned above.

Average interest-earning assets increased 9% compared with the second quarter of 2020 and decreased 2% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks, a larger securities portfolio and higher loan balances. The decrease compared with the first quarter of 2021 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, partially offset by higher loan balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2021. Approximately 40% of the average non-U.S. dollar deposits in the second quarter of 2021 were euro denominated.

Net interest revenue in future periods will depend on the level and mix of client deposits and deposit rates, as well as the level and shape of the yield curve, which may result in lower yields on interest-earning assets.

Due to lower interest rates, net interest revenue has been trending lower and we expect net interest revenue to decrease in 2021 compared with 2020.

Year-to-date 2021 compared with year-to-date 2020

Net interest revenue decreased 18% compared with the first six months of 2020, primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower deposit and funding rates, a larger securities portfolio, higher deposit balances and lower debt balances. The decrease in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 15% compared with the first six months of 2020. The increase primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks and a larger securities portfolio.
BNY Mellon 11

Average balances and interest rates	Quarter ended
	June 30, 2021			March 31, 2021			June 30, 2020
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$114,564	$(25)	(0.09)%	$125,930	$(16)	(0.05)%	$94,229	$(7)	(0.03)%
Interest-bearing deposits with banks (primarily foreign banks)	22,465	11	0.20	21,313	14	0.27	21,093	40	0.76
Federal funds sold and securities purchased under resale agreements (a)	27,857	25	0.36	29,186	32	0.44	30,265	61	0.82
Margin loans	18,995	49	1.04	15,891	45	1.14	12,791	40	1.28
Non-margin loans:
Domestic offices	36,455	173	1.90	31,218	157	2.02	31,185	172	2.21
Foreign offices	5,070	15	1.14	9,680	28	1.18	12,743	58	1.84
Total non-margin loans	41,525	188	1.81	40,898	185	1.82	43,928	230	2.10
Securities:
U.S. government obligations (b)	33,212	59	0.71	28,759	63	0.90	27,901	75	1.08
U.S. government agency obligations (b)	72,809	244	1.34	77,623	271	1.40	74,583	341	1.83
State and political subdivisions (b)(c)	2,768	14	1.94	2,526	12	1.92	1,025	7	2.98
Other securities (b)(c)	47,451	112	0.95	47,030	116	0.99	45,511	140	1.23
Total investment securities (c)	156,240	429	1.10	155,938	462	1.19	149,020	563	1.51
Trading securities (c)	6,639	11	0.72	8,141	19	0.95	6,236	18	1.13
Total securities (c)	162,879	440	1.08	164,079	481	1.18	155,256	581	1.50
Total interest-earning assets (c)	$388,285	$688	0.71%	$397,297	$741	0.75%	$357,562	$945	1.06%
Noninterest-earning assets	64,044			63,082			57,797
Total assets	$452,329			$460,379			$415,359
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$126,953	$(8)	(0.02)%	$128,543	$(7)	(0.02)%	$102,135	$15	0.06%
Foreign offices	112,513	(41)	(0.15)	116,572	(30)	(0.10)	108,508	(32)	(0.12)
Total interest-bearing deposits	239,466	(49)	(0.08)	245,115	(37)	(0.06)	210,643	(17)	(0.03)
Federal funds purchased and securities sold under repurchase agreements (a)	13,773	(5)	(0.17)	15,288	(3)	(0.07)	14,209	1	0.03
Trading liabilities	2,282	2	0.38	2,227	3	0.53	1,974	2	0.39
Other borrowed funds	298	1	2.21	331	2	2.01	2,272	7	1.30
Commercial paper	—	—	—	—	—	—	191	1	1.02
Payables to customers and broker-dealers	16,811	—	(0.01)	17,691	(1)	(0.01)	18,742	(1)	(0.01)
Long-term debt	25,275	91	1.43	26,199	119	1.81	28,122	170	2.42
Total interest-bearing liabilities	$297,905	$40	0.05%	$306,851	$83	0.11%	$276,153	$163	0.24%
Total noninterest-bearing deposits	85,802			83,429			72,411
Other noninterest-bearing liabilities	23,317			24,556			24,121
Total liabilities	407,024			414,836			372,685
Temporary equity
Redeemable noncontrolling interests	57			85			74
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	44,934			45,261			42,486
Noncontrolling interests	314			197			114
Total permanent equity	45,248			45,458			42,600
Total liabilities, temporary equity and permanent equity	$452,329			$460,379			$415,359
Net interest revenue (FTE) – Non-GAAP (d)		$648			$658			$782
Net interest margin (FTE) – Non-GAAP (c)(d)			0.67%			0.67%			0.88%
Less: Tax equivalent adjustment		3			3			2
Net interest revenue – GAAP		$645			$655			$780
Net interest margin – GAAP			0.67%			0.66%			0.88%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $41 billion for the second quarter of 2021, $37 billion for the first quarter of 2021 and $67 billion for the second quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.15% for the second quarter of 2021, 0.19% for the first quarter of 2021 and 0.26% for the second quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been (0.04)% for the second quarter of 2021, (0.02)% for the first quarter of 2021 and 0.00% for the second quarter of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    In the second quarter of 2021, we reclassified the impact of hedging within the categories comprising total investment securities to align the impact of hedging with the securities being hedged and reclassified prior periods to be comparable. The change reduced the income and average rates previously reported for U.S. government obligations and U.S. government agency obligations and increased the income and average rates for Other securities.
(c)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(d)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.
12 BNY Mellon

Average balances and interest rates	Year-to-date
	June 30, 2021			June 30, 2020
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$120,216	$(41)	(0.07)%	$87,316	$73	0.16%
Interest-bearing deposits with banks (primarily foreign banks)	21,892	25	0.24	19,087	98	1.03
Federal funds sold and securities purchased under resale agreements (a)	28,518	57	0.40	32,187	457	2.86
Margin loans	17,452	94	1.09	12,887	127	1.99
Non-margin loans:
Domestic offices	33,851	330	1.96	31,453	410	2.62
Foreign offices	7,362	43	1.17	11,956	129	2.17
Total non-margin loans	41,213	373	1.82	43,409	539	2.49
Securities:
U.S. government obligations (b)	30,998	122	0.80	25,538	139	1.10
U.S. government agency obligations (b)	75,202	515	1.37	71,815	728	2.03
State and political subdivisions (b)(c)	2,648	26	1.93	1,029	15	3.02
Other securities (b)(c)	47,242	228	0.97	40,943	283	1.38
Total investment securities (c)	156,090	891	1.14	139,325	1,165	1.67
Trading securities (c)	7,385	30	0.85	6,538	58	1.77
Total securities (c)	163,475	921	1.13	145,863	1,223	1.68
Total interest-earning assets (c)	$392,766	$1,429	0.73%	$340,749	$2,517	1.48%
Noninterest-earning assets	63,566			59,569
Total assets	$456,332			$400,318
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$127,744	$(15)	(0.02)%	$101,025	$185	0.37%
Foreign offices	114,531	(71)	(0.13)	103,113	38	0.07
Total interest-bearing deposits	242,275	(86)	(0.07)	204,138	223	0.22
Federal funds purchased and securities sold under repurchase agreements (a)	14,526	(8)	(0.12)	14,064	276	3.95
Trading liabilities	2,255	5	0.45	1,800	9	0.94
Other borrowed funds	314	3	2.11	1,495	11	1.53
Commercial paper	—	—	—	886	7	1.50
Payables to customers and broker-dealers	17,249	(1)	(0.01)	17,564	29	0.33
Long-term debt	25,734	210	1.63	27,677	364	2.62
Total interest-bearing liabilities	$302,353	$123	0.08%	$267,624	$919	0.69%
Total noninterest-bearing deposits	84,622			66,494
Other noninterest-bearing liabilities	23,933			24,174
Total liabilities	410,908			358,292
Temporary equity
Redeemable noncontrolling interests	71			70
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	45,097			41,846
Noncontrolling interests	256			110
Total permanent equity	45,353			41,956
Total liabilities, temporary equity and permanent equity	$456,332			$400,318
Net interest revenue (FTE) – Non-GAAP (d)		$1,306			$1,598
Net interest margin (FTE) – Non-GAAP (c)(d)			0.67%			0.94%
Less: Tax equivalent adjustment		6			4
Net interest revenue – GAAP		$1,300			$1,594
Net interest margin – GAAP			0.67%			0.94%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $39 billion for the first six months of 2021 and $73 billion for the first six months of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.17% for the first six months of 2021 and 0.87% for the first six months of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been (0.03)% for the first six months of 2021 and 0.64% for the first six months of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    In the second quarter of 2021, we reclassified the impact of hedging within the categories comprising total investment securities to align the impact of hedging with the securities being hedged and reclassified prior periods to be comparable. The change reduced the income and average rates previously reported for U.S. government obligations and U.S. government agency obligations and increased the income and average rates for Other securities.
(c)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(d)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.
BNY Mellon 13

Noninterest expense

Noninterest expense								YTD21
				2Q21 vs.				vs.
(dollars in millions)	2Q21	1Q21	2Q20	1Q21	2Q20	YTD21	YTD20	YTD20
Staff	$1,518	$1,602	$1,464	(5)%	4%	$3,120	$2,946	6%
Software and equipment	365	362	345	1	6	727	671	8
Professional, legal and other purchased services	363	343	337	6	8	706	667	6
Sub-custodian and clearing	132	124	120	6	10	256	225	14
Net occupancy	122	123	137	(1)	(11)	245	272	(10)
Distribution and servicing	73	74	85	(1)	(14)	147	176	(16)
Bank assessment charges	35	34	35	3	—	69	70	(1)
Amortization of intangible assets	20	24	26	(17)	(23)	44	52	(15)
Business development	22	19	20	16	10	41	62	(34)
Other	128	146	117	(12)	9	274	257	7
Total noninterest expense	$2,778	$2,851	$2,686	(3)%	3%	$5,629	$5,398	4%

Full-time employees at period end	48,800	48,000	48,300	2%	1%	48,800	48,300	1%

Total noninterest expense increased 3% compared with the second quarter of 2020 and decreased 3% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects the unfavorable impact of a weaker U.S. dollar, investments in efficiency and growth initiatives and higher revenue-related expenses. The investments in efficiency and growth initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. The decrease compared with the first quarter of 2021 primarily reflects lower staff expense driven by increased expense for awards to retirement eligible employees recorded in the first quarter of 2021.

We expect total reported noninterest expense to increase approximately 3% for the full-year 2021 compared to 2020. This is driven by an unfavorable impact of foreign exchange rates, incremental investments in growth and efficiency opportunities and higher volume- and revenue-related expenses, partially offset by the impact of 2020 notable items, which were litigation expense, severance and real estate charges. Notable items comprised 1% of total noninterest expense in 2020. Noninterest expense could be impacted if foreign exchange rates change from June 30, 2021 levels, volume- and revenue-related expenses increase or there are unexpected charges or expenses.

Year-to-date 2021 compared with year-to-date 2020

Noninterest expense increased 4% compared with the first six months of 2020, primarily reflecting investments in efficiency and growth initiatives, the unfavorable impact of a weaker U.S. dollar and higher revenue-related expenses, partially offset by lower distribution and servicing, net occupancy and business development (travel and marketing) expenses.

Income taxes

BNY Mellon recorded an income tax provision of $241 million (19.0% effective tax rate) in the second quarter of 2021, $216 million (18.3% effective tax rate) in the second quarter of 2020 and $221 million (19.2% effective tax rate) in the first quarter of 2021. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

14 BNY Mellon

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

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the second quarter of 2021.

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

Fee revenue in Investment and Wealth Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2021, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our businesses to our overall profitability.
BNY Mellon 15

Investment Services business

											YTD21
(dollars in millions)						2Q21 vs.					vs.
	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20	YTD21	YTD20		YTD20
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,192	$1,191	$1,130	$1,156	$1,164	—%	2%	$2,383	$2,311		3%
Clearing services fees (b)	435	455	418	397	431	(4)	1	890	901		(1)
Issuer services fees	281	245	257	295	277	15	1	526	540		(3)
Treasury services fees	160	157	156	152	144	2	11	317	293		8
Total investment services fees	2,068	2,048	1,961	2,000	2,016	1	3	4,116	4,045		2
Foreign exchange revenue	152	193	163	126	164	(21)	(7)	345	392	(c)	(12)
Other (d)	116	104	111	120	159	12	(27)	220	338	(c)	(35)
Total fee and other revenue	2,336	2,345	2,235	2,246	2,339	—	—	4,681	4,775		(2)
Net interest revenue	643	645	670	681	768	—	(16)	1,288	1,574		(18)
Total revenue	2,979	2,990	2,905	2,927	3,107	—	(4)	5,969	6,349		(6)
Provision for credit losses	(77)	(79)	31	(10)	145	N/M	N/M	(156)	294		N/M
Noninterest expense (excluding amortization of intangible assets)	2,040	2,084	2,157	2,002	1,971	(2)	4	4,124	3,940		5
Amortization of intangible assets	12	17	17	18	18	(29)	(33)	29	36		(19)
Total noninterest expense	2,052	2,101	2,174	2,020	1,989	(2)	3	4,153	3,976		4
Income before income taxes	$1,004	$968	$700	$917	$973	4%	3%	$1,972	$2,079		(5)%

Pre-tax operating margin	34%	32%	24%	31%	31%			33%	33%

Securities lending revenue	$42	$41	$36	$37	$51	2%	(18)%	$83	$97		(14)%

Total revenue by line of business:
Asset Servicing	$1,382	$1,424	$1,357	$1,354	$1,463	(3)%	(6)%	$2,806	$2,994		(6)%
Pershing	590	605	563	538	578	(2)	2	1,195	1,231		(3)
Issuer Services	405	363	385	435	431	12	(6)	768	850		(10)
Treasury Services	319	317	325	323	340	1	(6)	636	679		(6)
Clearance and Collateral Management	283	281	275	277	295	1	(4)	564	595		(5)
Total revenue by line of business	$2,979	$2,990	$2,905	$2,927	$3,107	—%	(4)%	$5,969	$6,349		(6)%

Average balances:
Average loans	$46,845	$43,468	$41,437	$40,308	$43,113	8%	9%	$45,166	$42,451		6%
Average deposits	$313,923	$315,088	$292,631	$263,621	$268,467	—%	17%	$314,502	$255,327		23%
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
N/M – Not meaningful.

16 BNY Mellon

Investment Services business metrics						2Q21 vs.
(dollars in millions, unless otherwise noted)	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20
AUC/A at period end (in trillions) (a)	$45.0	$41.7	$41.1	$38.6	$37.3	8%	21%
Market value of securities on loan at period end (in billions) (b)	$456	$445	$435	$378	$384	2%	19%

Pershing:
Net new assets (U.S. platform) (in billions) (c)	$40	$28	$28	$12	$11	N/M	N/M
Average active clearing accounts (U.S. platform) (in thousands)	6,889	6,757	6,635	6,556	6,507	2%	6%
Average long-term mutual fund assets (U.S. platform)	$730,954	$678,556	$630,086	$597,312	$547,579	8%	33%
Average investor margin loans (U.S. platform)	$12,097	$10,937	$10,097	$9,350	$9,235	11%	31%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$3,898	$3,638	$3,555	$3,417	$3,573	7%	9%
(a)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.7 trillion at June 30, 2021, $1.6 trillion at March 31, 2021, $1.5 trillion at Dec. 31, 2020, $1.4 trillion at Sept. 30, 2020 and $1.3 trillion at June 30, 2020.
(b)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $63 billion at June 30, 2021, $64 billion at March 31, 2021, $68 billion at Dec. 31, 2020 and $62 billion at Sept. 30, 2020 and June 30, 2020.
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

We are one of the leading global investment services providers with $45.0 trillion of AUC/A at June 30, 2021.

The Asset Servicing business provides a comprehensive suite of solutions. As one of the largest global custody and fund accounting providers and a trusted partner, we offer services for the safekeeping of assets in capital markets globally as well as alternative investment and structured product strategies. We provide custody and foreign exchange services, support exchange-traded funds and unit investment trusts and provide our clients outsourcing capabilities. Our robust digital and data offerings enable us to provide fully integrated technology solutions for our clients. We deliver securities lending and financing solutions on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $5.0 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

BNY Mellon 17

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their liquidity, financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $3.9 trillion serviced globally, including approximately $2.7 trillion of the U.S. tri-party repo market at June 30, 2021.

Review of financial results

AUC/A of $45.0 trillion increased 21% compared with June 30, 2020, primarily reflecting higher market values, net new business and the favorable impact of a weaker U.S. dollar. AUC/A consisted of 38% equity securities and 62% fixed-income securities at June 30, 2021 and 33% equity securities and 67% fixed-income securities at June 30, 2020.

Total revenue of $3.0 billion decreased 4% compared with the second quarter of 2020 and decreased slightly compared with the first quarter of 2021. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion decreased 6% compared with the second quarter of 2020 and 3% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 includes lower net interest revenue, higher money market fee waivers and lower foreign exchange revenue, partially offset by higher client activity and market values. The decrease compared with the first quarter of 2021 primarily reflects lower foreign exchange revenue and higher money market fee waivers.

Pershing revenue of $590 million increased 2% compared with the second quarter of 2020 and decreased 2% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects higher market values, client activity and balances, partially offset by higher money market fee waivers. The decrease compared with the first quarter of 2021 primarily reflects lower clearance volumes, partially offset by higher market values.

Issuer Services revenue of $405 million decreased 6% compared with the second quarter of 2020 and increased 12% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects higher money market fee waivers and lower net interest revenue in Corporate Trust, partially offset by higher Depositary Receipts revenue. The increase compared with the first quarter of 2021 primarily reflects higher Depositary Receipts revenue, partially offset by higher money market fee waivers in Corporate Trust.

Treasury Services revenue of $319 million decreased 6% compared with the second quarter of 2020 and increased 1% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower interest rates and higher money market fee waivers, partially offset by higher payment volumes and deposits. The increase compared with the first quarter of 2021 primarily reflects higher net interest revenue and net new business, partially offset by higher money market fee waivers.

Clearance and Collateral Management revenue of $283 million decreased 4% compared with the second quarter of 2020 and increased 1% compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 primarily reflects lower net interest revenue, intraday credit fees and clearance volumes, partially offset by higher tri-party collateral management balances. The increase compared with the first quarter of 2021 primarily reflects higher tri-party collateral management balances, partially offset by lower clearance volumes.

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

Noninterest expense of $2.1 billion increased 3% compared with the second quarter of 2020 and decreased 2% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects the unfavorable impact of a weaker U.S. dollar, investments in efficiency and
18 BNY Mellon

growth initiatives and higher revenue-related expenses. The decrease compared with the first quarter of 2021 primarily reflects lower staff and litigation expenses, partially offset by higher revenue-related expenses.

Year-to-date 2021 compared with year-to-date 2020

Total revenue of $6.0 billion decreased 6% compared with the first six months of 2020. Asset Servicing revenue of $2.8 billion decreased 6%, primarily reflecting lower net interest revenue, higher money market fee waivers and lower foreign exchange revenue, partially offset by higher client activity and market values. Pershing revenue of $1.2 billion decreased 3%, primarily reflecting higher money market fee waivers, partially offset by higher market values and client volumes. Issuer Services revenue of
$768 million decreased 10%, primarily reflecting lower net interest revenue and higher money market fee waivers in Corporate Trust. Treasury Services revenue of $636 million decreased 6%, primarily reflecting lower interest rates and higher money market fee waivers, partially offset by higher payment volumes and deposits. Clearance and Collateral Management revenue of $564 million decreased 5%, primarily reflecting lower net interest revenue, intra-day credit fees and clearance volumes.

Noninterest expense of $4.2 billion increased 4% compared with the first six months of 2020 primarily reflects investments in efficiency and growth initiatives, the unfavorable impact of a weaker U.S. dollar, higher revenue-related expenses and litigation expense.

BNY Mellon 19

Investment and Wealth Management business

										YTD21
						2Q21 vs.				vs.
(dollars in millions)	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20	YTD21	YTD20	YTD20
Revenue:
Investment management fees (a)	$876	$850	$839	$828	$782	3%	12%	$1,726	$1,594	8%
Performance fees	14	40	45	7	5	N/M	180	54	55	(2)
Investment management and performance fees (b)	890	890	884	835	787	—	13	1,780	1,649	8
Distribution and servicing	28	28	29	31	34	—	(18)	56	77	(27)
Other (a)	34	25	27	5	17	N/M	N/M	59	(42)	N/M
Total fee and other revenue (a)	952	943	940	871	838	1	14	1,895	1,684	13
Net interest revenue	47	48	50	47	48	(2)	(2)	95	100	(5)
Total revenue	999	991	990	918	886	1	13	1,990	1,784	12
Provision for credit losses	(4)	4	(8)	12	7	N/M	N/M	—	16	N/M
Noninterest expense (excluding amortization of intangible assets)	669	702	678	653	650	(5)	3	1,371	1,337	3
Amortization of intangible assets	8	7	9	8	8	14	—	15	16	(6)
Total noninterest expense	677	709	687	661	658	(5)	3	1,386	1,353	2
Income before income taxes	$326	$278	$311	$245	$221	17%	48%	$604	$415	46%

Pre-tax operating margin	33%	28%	32%	27%	25%			30%	23%
Adjusted pre-tax operating margin – Non-GAAP (c)	35%	30%	34%	29%	28%			33%	26%

Total revenue by line of business:
Investment Management	$700	$698	$714	$641	$621	—%	13%	$1,398	$1,241	13%
Wealth Management	299	293	276	277	265	2	13	592	543	9
Total revenue by line of business	$999	$991	$990	$918	$886	1%	13%	$1,990	$1,784	12%

Average balances:
Average loans	$11,871	$11,610	$11,497	$11,503	$11,791	2%	1%	$11,742	$11,958	(2)%
Average deposits	$17,466	$19,177	$18,144	$17,570	$17,491	(9)%	—%	$18,317	$16,817	9%
(a)    Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange revenue and investment and other income.
(b)    On a constant currency basis, investment management and performance fees increased 9% (Non-GAAP) compared with the second quarter of 2020. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for the reconciliation of this Non-GAAP measure.
(c)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47.
N/M – Not meaningful.
20 BNY Mellon

AUM trends						2Q21 vs.
(dollars in billions)	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20
AUM at period end, by product type: (a)
Equity	$187	$173	$170	$149	$141	8%	33%
Fixed income	272	261	259	241	224	4	21
Index	440	419	393	350	333	5	32
Liability-driven investments	841	802	855	788	752	5	12
Multi-asset and alternative investments	222	214	209	193	185	4	20
Cash	358	345	325	320	326	4	10
Total AUM by product type	$2,320	$2,214	$2,211	$2,041	$1,961	5%	18%

Changes in AUM: (a)
Beginning balance of AUM	$2,214	$2,211	$2,041	$1,961	$1,796
Net inflows (outflows):
Long-term strategies:
Equity	(3)	—	(2)	(4)	(2)
Fixed income	8	8	5	1	4
Liability-driven investments	11	8	15	14	(2)
Multi-asset and alternative investments	1	(2)	—	(3)	—
Total long-term active strategies inflows	17	14	18	8	—
Index	(5)	3	(3)	(3)	9
Total long-term strategies inflows	12	17	15	5	9
Short-term strategies:
Cash	13	19	5	(10)	11
Total net inflows (outflows)	25	36	20	(5)	20
Net market impact	79	(36)	93	41	143
Net currency impact	2	3	57	44	2
Ending balance of AUM	$2,320	$2,214	$2,211	$2,041	$1,961	5%	18%

Wealth Management client assets (b)	$305	$292	$286	$265	$254	4%	20%
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

Review of financial results

AUM increased 18% compared with June 30, 2020 primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar (principally versus the British pound) and net inflows.

Net long-term strategy inflows were $12 billion in the second quarter of 2021, driven by inflows of liability-driven and fixed income investments, partially offset by outflows of index and equity funds. Short-term strategy inflows were $13 billion in the second quarter of 2021. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $999 million increased 13% compared with the second quarter of 2020 and 1% compared with the first quarter of 2021.

Investment Management revenue of $700 million increased 13% compared with the second quarter of 2020 and increased slightly compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects the impact of higher market values, the favorable impact of a weaker U.S. dollar, higher performance fees and net inflows, partially offset by the impact of money market fee waivers. The slight increase compared
BNY Mellon 21

with the first quarter of 2021 primarily reflects the impact of higher market values, equity investment gains (net of hedges), including seed capital, and net inflows, partially offset by the timing of performance fees and higher money market fee waivers.

Wealth Management revenue of $299 million increased 13% compared with the second quarter of 2020 and 2% compared with the first quarter of 2021. Both increases primarily reflect the impact of higher market values.

Revenue generated in the Investment and Wealth Management business included 38% from non-U.S. sources in the second quarter of 2021, compared with 40% in the second quarter of 2020 and 38% in the first quarter of 2021.

Noninterest expense of $677 million increased 3% compared with the second quarter of 2020 and decreased 5% compared with the first quarter of 2021. The increase compared with the second quarter of 2020 primarily reflects the unfavorable impact of a weaker U.S. dollar and higher staff expense, partially offset by lower distribution and servicing expense. The decrease compared with the first quarter of 2021 primarily reflects lower staff expense.

Year-to-date 2021 compared with year-to-date 2020

Total revenue of $2.0 billion increased 12% compared with the first six months of 2020. Investment Management revenue of $1.4 billion increased 13% primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar, and equity investment gains (net of hedges), including seed capital, partially offset by higher money market fee waivers. Wealth Management revenue of $592 million increased 9%, primarily reflecting higher market values.

Noninterest expense of $1.4 billion increased 2% compared with the first six months of 2020, primarily reflecting the unfavorable impact of a weaker U.S. dollar and higher staff expense, partially offset by lower distribution and servicing expense.

Other segment

(in millions)	2Q21	1Q21	4Q20	3Q20	2Q20	YTD21	YTD20
Fee revenue	$13	$9	$11	$7	$10	$22	$16	(a)
Other revenue	9	(36)	(28)	13	28	(27)	52	(a)
Total fee and other revenue	22	(27)	(17)	20	38	(5)	68
Net interest (expense)	(45)	(38)	(40)	(25)	(36)	(83)	(80)
Total revenue	(23)	(65)	(57)	(5)	2	(88)	(12)
Provision for credit losses	(5)	(8)	(8)	7	(9)	(13)	2
Noninterest expense	49	41	64	—	39	90	69
(Loss) before income taxes	$(67)	$(98)	$(113)	$(12)	$(28)	$(165)	$(83)

Average loans and leases	$1,804	$1,711	$1,794	$1,805	$1,815	$1,757	$1,887
(a)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

See page 21 of our 2020 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity which has an offsetting impact in fee and other revenue and net interest expense.

Fee and other revenue decreased $16 million compared with the second quarter of 2020 and increased $49 million compared with the first quarter of 2021. The decrease compared with the second quarter of 2020 was impacted by lower net securities gains. The increase compared with the first quarter of 2021 primarily reflects an impairment of a renewable energy investment recorded in the first quarter of 2021.

22 BNY Mellon

Noninterest expense increased $10 million compared with the second quarter of 2020 and $8 million compared with the first quarter of 2021. Both increases primarily reflect higher staff expense.

Year-to-date 2021 compared with year-to-date 2020

(Loss) before income taxes increased $82 million compared with the first six months of 2020. Total fee and other revenue decreased $73 million, primarily reflecting an impairment of a renewable energy investment recorded in the first quarter of 2021 and lower net securities gains. Noninterest expense increased $21 million compared with the first six months of 2020, primarily reflecting higher staff expense.

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

Critical accounting estimates	Reference
Allowance for credit losses	2020 Annual Report, pages 24-26, and “Allowance for credit losses.”
Fair value of financial instruments and derivatives	2020 Annual Report, pages 26-28.
Goodwill and other intangibles	2020 Annual Report, pages 28-29. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 17 of the Notes to Consolidated Financial Statements.

Goodwill and other intangible assets

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units and the Investment and Wealth Management segment is comprised of two reporting units.

In the second quarter of 2021, we performed our annual goodwill impairment test on all six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of March 31, 2021. The discount rate applied to these cash flows was 10% and incorporated a 6% market equity risk premium. Estimated cash flows extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame.

As a result of the annual goodwill impairment test of the six reporting units, no goodwill impairment was recognized. The fair values of all six of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Investment Management reporting unit, with $7.3 billion of allocated goodwill, which is one of the two reporting units in the Investment and Wealth Management segment, exceeded its carrying value by approximately 25%. For the Investment Management reporting unit, in the future, small changes in the assumptions, such as changes in the level of AUM and operating margin, could produce a non-cash goodwill impairment. See “Critical accounting estimates” in our 2020 Annual Report for additional information on the annual goodwill impairment test.

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

At June 30, 2021, total assets were $467 billion, compared with $470 billion at Dec. 31, 2020. The decrease in total assets was primarily driven by lower
BNY Mellon 23

interest-bearing deposits with the Federal Reserve and other central banks, partially offset by higher loans. Deposits totaled $339 billion at June 30, 2021, compared with $342 billion at Dec. 31, 2020. The decrease reflects lower interest-bearing deposits in both non-U.S. and U.S. offices, partially offset by higher noninterest-bearing deposits (principally U.S. offices). Total interest-bearing deposits as a percentage of total interest-earning assets were 61% at June 30, 2021 and 63% at Dec. 31, 2020.

At June 30, 2021, available funds totaled $183 billion, which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $196 billion at Dec. 31, 2020. Total available funds as a percentage of total assets were 39% at June 30, 2021 and 42% at Dec. 31, 2020. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $155.9 billion, or 33% of total assets, at June 30, 2021, compared with $156.4 billion, or 33% of total assets, at Dec. 31, 2020. The decrease primarily reflects lower agency residential mortgage-backed securities (“RMBS”) and a decrease in unrealized pre-tax gain, partially offset by an increase in U.S. Treasury securities. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $63.5 billion, or 14% of total assets, at June 30, 2021, compared with $56.5 billion, or 12% of total assets, at Dec. 31, 2020. The increase was primarily driven by higher margin loans and overdrafts. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $25.6 billion at June 30, 2021 and $26.0 billion at Dec. 31, 2020. Redemptions, a maturity and a decrease in the fair value of hedged long-term debt were partially offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $45.3 billion at June 30, 2021 from $45.8 billion at Dec. 31, 2020. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of June 30, 2021, as well as certain countries with higher risk profiles, and is presented on an internal risk management basis. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

24 BNY Mellon

Country risk exposure at June 30, 2021	Interest-bearing deposits					Total exposure
(in billions)	Central banks	Banks	Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$19.6	$0.4	$1.6	$3.4	$3.8	$28.8
Germany	22.2	0.6	0.6	4.3	0.5	28.2
Japan	18.2	0.9	—	0.5	0.2	19.8
Belgium	8.6	0.7	0.1	0.2	—	9.6
Canada	—	3.9	0.3	3.7	1.2	9.1
Netherlands	4.3	—	0.3	2.0	0.1	6.7
Luxembourg	1.4	0.1	0.2	0.1	2.8	4.6
China	—	2.5	1.3	—	0.1	3.9
Ireland	0.7	0.2	0.4	0.2	2.3	3.8
France	—	0.4	—	2.8	0.3	3.5
Total Top 10 country exposure	$75.0	$9.7	$4.8	$17.2	$11.3	$118.0	(d)

Select country exposure:
Italy	$0.1	$—	$—	$1.7	$—	$1.8
Brazil	—	—	0.9	0.1	0.4	1.4
Total select country exposure	$0.1	$—	$0.9	$1.8	$0.4	$3.2
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

BNY Mellon 25

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2021		2Q21 change in unrealized gain (loss)	June 30, 2021			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-				Not rated
Agency RMBS	$58,831		$66	$53,154	$53,944		101%	$790		14%	100%	—%	—%	—%	—%	—%
U.S. Treasury	30,595		(28)	34,112	34,267		100	155		53	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	14,571		(6)	14,098	14,209		101	111		16	75	5	19	1	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,730		72	11,360	11,678		103	318		30	100	—	—	—	—	—
Supranational	7,505		—	8,121	8,157		100	36		56	100	—	—	—	—	—
Foreign covered bonds (e)	6,542		(10)	6,752	6,793		101	41		35	100	—	—	—	—	—
U.S. government agencies	5,469		43	5,446	5,460		100	14		25	100	—	—	—	—	—
Collateralized loan obligations (“CLOs”)	4,754		(1)	5,137	5,139		100	2		100	99	—	—	—	—	1
Non-agency commercial MBS	2,948		41	3,181	3,263		103	82		24	99	1	—	—	—	—
Foreign government agencies (f)	2,697		(4)	2,693	2,708		101	15		13	92	8	—	—	—	—
State and political subdivisions	2,649		27	2,610	2,621		100	11		—	83	10	—	—	6	1
Non-agency RMBS (g)	2,509		(5)	2,391	2,530		106	139		50	74	4	—	11	—	11
Other asset-backed securities (“ABS”)	2,628		(1)	2,446	2,456		100	10		19	100	—	—	—	—	—
Corporate bonds	2,238		50	2,348	2,347		100	(1)		—	16	68	16	—	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	—	100
Total securities	$155,667	(h)	$244	$153,850	$155,573	(h)	101%	$1,723	(h)(i)	31%	96%	2%	2%	—%	—%	—%
(a)    Amortized cost reflects historical impairments, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, France, Italy, UK, Singapore and Spain.
(e)    Primarily consists of exposure to Canada, UK, Australia and Norway.
(f)    Primarily consists of exposure to the Netherlands, Canada, France and Sweden.
(g)    Includes RMBS that were included in the former Grantor Trust of $451 million at March 31, 2021 and $416 million at June 30, 2021.
(h)    Includes net unrealized losses on derivatives hedging securities available-for-sale (including terminated hedges) of $634 million at March 31, 2021 and $927 million at June 30, 2021.
(i)    Includes unrealized gains of $1,129 million at June 30, 2021 related to available-for-sale securities, net of hedges, and $594 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $155.6 billion at June 30, 2021, compared with $156.3 billion at Dec. 31, 2020. The decrease primarily reflects lower agency RMBS and a decrease in unrealized pre-tax gain, partially offset by an increase in U.S. Treasury securities.

At June 30, 2021, the securities portfolio had a net unrealized gain, including the impact of related hedges, of $1.7 billion, compared with $3.2 billion at Dec. 31, 2020. The decrease in the net unrealized gain, including the impact of hedges, was primarily driven by higher market interest rates.

The fair value of the available-for-sale securities totaled $102.7 billion at June 30, 2021, net of hedges, or 66% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $52.9 billion at June 30, 2021, or 34% of the securities portfolio, net of hedges.
The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $854 million at June 30, 2021, compared with $1.5 billion at Dec. 31, 2020. The decrease in the unrealized gain, net of tax, was primarily driven by higher market interest rates.

At June 30, 2021, 96% of the securities in our portfolio were rated AAA/AA-, compared with 95% at Dec. 31, 2020.

See Note 3 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 14 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

26 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the securities portfolio and accretable discount related to the 2009 restructuring of the securities portfolio.

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	2Q21	1Q21	4Q20	3Q20	2Q20
Amortizable purchase premium (net of discount) relating to securities:
Balance at period-end	$2,067	$2,195	$2,283	$2,050	$1,693
Estimated average life remaining at period-end (in years)	4.4	4.3	3.9	3.8	3.7
Amortization	$183	$189	$181	$161	$125
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period-end	$118	$121	$130	$133	$145
Estimated average life remaining at period-end (in years)	6.1	5.9	5.6	5.7	5.8
Accretion	$9	$12	$8	$9	$10
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	June 30, 2021			Dec. 31, 2020
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$10.7	$32.4	$43.1	$11.2	$32.8	$44.0
Commercial	1.7	12.3	14.0	1.4	12.7	14.1
Subtotal institutional	12.4	44.7	57.1	12.6	45.5	58.1
Wealth management loans and mortgages	17.5	1.1	18.6	16.4	1.1	17.5
Commercial real estate	6.1	3.5	9.6	6.1	3.2	9.3
Lease financings	0.9	—	0.9	1.0	—	1.0
Other residential mortgages	0.3	—	0.3	0.4	—	0.4
Overdrafts	4.3	—	4.3	2.7	—	2.7
Other	2.1	—	2.1	1.9	—	1.9
Subtotal non-margin loans	43.6	49.3	92.9	41.1	49.8	90.9
Margin loans	19.9	0.1	20.0	15.4	0.1	15.5
Total	$63.5	$49.4	$112.9	$56.5	$49.9	$106.4

At June 30, 2021, total lending-related exposure of $112.9 billion increased 6% compared with Dec. 31, 2020, primarily reflecting higher margin loans, overdrafts and wealth management loans and mortgages, partially offset by lower financial institutions exposure.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 51% of our total exposure at June 30, 2021 and 55% at Dec. 31, 2020. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 27

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2021					Dec. 31, 2020
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$20.2	$22.6	97%	99%	$2.3	$21.6	$23.9
Asset managers	1.5	6.9	8.4	98	81	1.4	6.4	7.8
Banks	6.0	1.1	7.1	85	95	6.7	1.1	7.8
Insurance	0.2	3.0	3.2	100	22	0.1	2.8	2.9
Government	0.1	0.2	0.3	100	44	0.1	0.2	0.3
Other	0.5	1.0	1.5	96	44	0.6	0.7	1.3
Total	$10.7	$32.4	$43.1	96%	87%	$11.2	$32.8	$44.0

The financial institutions portfolio exposure was $43.1 billion at June 30, 2021, a decrease of 2% compared with Dec. 31, 2020, primarily reflecting lower exposure to the securities industry and banks portfolios, partially offset by higher exposure to the asset managers portfolio.

Financial institution exposures are high-quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2021. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short-term, with 87% of the exposures expiring within one year. At June 30, 2021, 16% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2020.

In addition, 71% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At June 30, 2021, the secured intra-day credit provided to dealers in connection with their tri-party repo activity totaled $17.2 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

The asset managers portfolio exposure is high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2021. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 95% due in less than one year. The investment grade percentage of our banks exposure was 85% at both June 30, 2021 and Dec. 31, 2020. Our non-investment grade exposures are primarily trade finance loans in Brazil.

28 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2021					Dec. 31, 2020
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$3.9	$4.5	96%	18%	$0.5	$4.1	$4.6
Energy and utilities	0.3	4.0	4.3	89	5	0.3	3.9	4.2
Services and other	0.7	3.5	4.2	95	40	0.6	3.8	4.4
Media and telecom	0.1	0.9	1.0	93	11	—	0.9	0.9
Total	$1.7	$12.3	$14.0	93%	20%	$1.4	$12.7	$14.1

The commercial portfolio exposure was $14.0 billion at June 30, 2021, a decrease of 1% from Dec. 31, 2020, primarily driven by lower exposure to the services and other portfolio.

We have $676 million of total direct exposure to the oil and gas industry at June 30, 2021, most of which is reflected in the energy and utilities portfolio in the table above. This exposure is to exploration and production, refining and integrated companies and was 65% investment grade at June 30, 2021 and 66% at Dec. 31, 2020.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Financial institutions	96%	96%	95%	95%	95%
Commercial	93%	92%	92%	93%	92%
Wealth management loans and mortgages

Our wealth management exposure was $18.6 billion at June 30, 2021, compared with $17.5 billion at Dec. 31, 2020. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at June 30, 2021.

At June 30, 2021, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 16%; Massachusetts – 9%; Florida – 9%; and other – 44%.

BNY Mellon 29

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2021		Dec. 31, 2020
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$3.4	82%	$3.3	86%
Office	2.6	77	2.8	75
Retail	0.9	57	1.0	52
Mixed-use	0.7	21	0.7	22
Hotels	0.6	20	0.6	20
Healthcare	0.4	22	0.4	25
Other	1.0	11	0.5	23
Total commercial real estate	$9.6	60%	$9.3	64%
(a)    Represents the amount of secured exposure in each asset class.

Our commercial real estate exposure totaled $9.6 billion at June 30, 2021 and $9.3 billion at Dec. 31, 2020. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At June 30, 2021, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2021, our commercial real estate portfolio consisted of the following concentrations: New York metro – 35%; REITs and real estate operating companies – 40%; and other – 25%.

Lease financings

The lease financings portfolio exposure totaled $0.9 billion at June 30, 2021 and $1.0 billion at Dec. 31, 2020. At June 30, 2021, approximately 98% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest component of our lease residual value exposure is freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in the Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $339 million at June 30, 2021 and $389 million at Dec. 31, 2020. Included in this portfolio at June 30, 2021 were $59 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $20.0 billion at June 30, 2021 and $15.5 billion at Dec. 31, 2020 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.3 billion at June 30, 2021 and $4.6 billion at Dec. 31, 2020 related to a term loan program that offers fully collateralized loans to broker-dealers.
30 BNY Mellon

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2021	March 31, 2021	Dec. 31, 2020	June 30, 2020
(dollars in millions)
Beginning balance of allowance for credit losses	$419	$501	$486	$329
Provision for credit losses	(86)	(83)	15	143
Net recoveries (charge-offs):
Loans:
Financial institutions	2	—	—	—
Other residential mortgages	—	2	—	3
Wealth management loans and mortgages	—	(1)	—	—
Other financial instruments	—	—	—	—
Net recoveries	2	1	—	3
Ending balance of allowance for credit losses	$335	$419	$501	$475

Allowance for loan losses	$269	$327	$358	$302
Allowance for lending-related commitments	50	73	121	152
Allowance for financial instruments (a)	16	19	22	21
Total allowance for credit losses	$335	$419	$501	$475

Non-margin loans	$43,624	$42,839	$41,053	$42,488
Margin loans	19,923	17,893	15,416	12,909
Total loans	$63,547	$60,732	$56,469	$55,397
Allowance for loan losses as a percentage of total loans	0.42%	0.54%	0.63%	0.55%
Allowance for loan losses as a percentage of non-margin loans	0.62	0.76	0.87	0.71
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.50	0.66	0.85	0.82
Allowance for loan losses and lending-related commitments as a percentage of non-margin loans	0.73	0.93	1.17	1.07
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $86 million in the second quarter of 2021, primarily driven by an improved macroeconomic forecast.

We had $19.9 billion of secured margin loans on our balance sheet at June 30, 2021 compared with $15.4 billion at Dec. 31, 2020. We have rarely suffered a loss on these types of loans. As a result, we believe that the ratio of allowance for loan losses and lending-related commitments as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.
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

BNY Mellon 31

Allocation of allowance for loan losses and lending-related commitments
	June 30, 2021	March 31, 2021	Dec. 31, 2020	June 30, 2020

Commercial real estate	90%	91%	89%	81%
Commercial	3	2	3	9
Financial institutions	2	2	2	4
Other residential mortgages	3	2	3	3
Wealth management (a)	1	2	2	2
Lease financings	1	1	1	1
Total	100%	100%	100%	100%
(a)    Includes the allowance for credit losses on wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If each credit were rated one grade better, the quantitative allowance would have decreased by $84 million, and if each credit were rated one grade worse, the quantitative allowance would have increased by $112 million. Our multi-scenario based macroeconomic forecast used in determining the June 30, 2021 allowance for credit losses consisted of three scenarios. The baseline scenario reflects moderate and flat GDP growth and unemployment recovery but with declining commercial real estate prices that begin to recover later in 2021. The upside scenario reflects faster GDP growth and unemployment recovery and less severe commercial real estate declines than the baseline. The downside scenario contemplates negative GDP growth and increasing unemployment throughout 2021 and steeper declines in commercial real estate prices than the baseline. Consistent with the first quarter of 2021, we placed the most weight on our baseline scenario, with the remaining weighting resulting in slightly more weight placed on the downside scenario than the upside scenario. From a sensitivity perspective, at June 30, 2021, if we had applied 100% weighting to the downside scenario, the quantitative allowance for credit losses would have been approximately $150 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2021	Dec. 31, 2020
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$39	$57
Wealth management loans and mortgages	24	30
Commercial real estate	26	1
Total nonperforming loans	89	88
Other assets owned	1	1
Total nonperforming assets	$90	$89
Nonperforming assets ratio	0.14%	0.16%
Nonperforming assets ratio, excluding margin loans	0.21	0.22
Allowance for loan losses/nonperforming loans	302.2	406.8
Allowance for loan losses/nonperforming assets	298.9	402.2
Total allowance for credit losses/nonperforming loans	358.4	544.3
Total allowance for credit losses/nonperforming assets	354.4	538.2

Nonperforming assets increased slightly compared with Dec. 31, 2020, reflecting higher commercial real estate loans, offset by lower other residential mortgages and wealth management loans and mortgages.

Lost interest

Interest revenue would have increased by $1 million in the second quarter of 2021, first quarter of 2021, second quarter of 2020, $2 million in the first six months of 2021 and $3 million in the first six months of 2020, if nonperforming loans at period-end had been performing for the entire respective periods.

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as troubled debt restructurings (“TDRs”): The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. See Note 1
32 BNY Mellon

of the Notes to Consolidated Financial Statements of our 2020 Annual Report for additional details on this guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance and we have elected to apply both, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $3 million in the second quarter of 2021, $282 million in the second quarter of 2020 and $6 million in the first quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We did not identify any of the modifications as TDRs. At June 30, 2021, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $77 million.

Deposits

Total deposits were $338.7 billion at June 30, 2021, a decrease of 1%, compared with $341.5 billion at Dec. 31, 2020. The decrease reflects lower interest-bearing deposits in both non-U.S. and U.S. offices, partially offset by higher noninterest-bearing deposits (principally U.S. offices).

Noninterest-bearing deposits were $94.1 billion at June 30, 2021 compared with $83.8 billion at Dec. 31, 2020. Interest-bearing deposits were $244.6 billion at June 30, 2021, compared with $257.7 billion at Dec. 31, 2020.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Maximum month-end balance during the quarter	$14,071	$15,863	$14,512
Average daily balance (a)	$13,773	$15,288	$14,209
Weighted-average rate during the quarter (a)	(0.17)%	(0.07)%	0.03%
Ending balance (b)	$12,425	$15,150	$14,512
Weighted-average rate at period end (b)	(0.25)%	(0.12)%	0.00%
(a)    Includes the average impact of offsetting under enforceable netting agreements of $41,173 million in the second quarter of 2021, $37,377 million in the first quarter of 2021 and $66,606 million in the second quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been (0.04)% for the second quarter of 2021, (0.02)% for the first quarter of 2021 and 0.00% for the second quarter of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.
(b)    Includes the impact of offsetting under enforceable netting agreements of $41,122 million at June 30, 2021, $33,544 million at March 31, 2021 and $48,615 million at June 30, 2020.

Fluctuations of federal funds purchased and securities sold under repurchase agreements reflect changes in overnight borrowing opportunities. The decrease of the weighted-average rates compared with June 30, 2020 primarily reflects lower interest rates and repurchase agreement activity with the Fixed Income Clearing Corporation (the “FICC”), where we record interest expense gross, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

BNY Mellon 33

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Maximum month-end balance during the quarter	$23,704	$25,124	$25,012
Average daily balance (a)	$23,760	$24,772	$23,944
Weighted-average rate during the quarter (a)	(0.01)%	(0.01)%	(0.01)%
Ending balance	$23,704	$23,827	$25,012
Weighted-average rate at period end	(0.01)%	(0.01)%	(0.01)%
(a)    The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $16,811 million in the second quarter of 2021, $17,691 million in the first quarter of 2021 and $18,742 million in the second quarter of 2020.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Maximum month-end balance during the quarter	$—	$—	$665
Average daily balance	$—	$—	$191
Weighted-average rate during the quarter	—%	—%	1.02%
Ending balance	$—	$—	$665
Weighted-average rate at period end	—%	—%	0.02%

The Bank of New York Mellon is authorized to issue commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The decrease in the commercial paper compared with June 30, 2020 primarily reflects the continuation of elevated deposit levels.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Maximum month-end balance during the quarter	$451	$348	$2,451
Average daily balance	$298	$331	$2,272
Weighted-average rate during the quarter	2.21%	2.01%	1.30%
Ending balance	$451	$348	$1,628
Weighted-average rate at period end	2.51%	2.05%	1.37%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Borrowings from the Federal Reserve Bank of Boston under the Money Market Mutual Fund Liquidity Facility (the “MMLF”) program are also included in other borrowed funds at June 30, 2020. Overdrafts typically relate to timing differences for settlements. The decrease in other borrowed funds compared with June 30, 2020 reflects a decline in borrowings from the Federal Reserve Bank of Boston under the MMLF program. The increase in other borrowed funds compared with March 31, 2021 reflects higher overdrafts of sub-custodian account balances in our Investment Services businesses.

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
34 BNY Mellon

risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2020 Annual Report.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of June 30, 2021, the Parent was in compliance with this policy.

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

Available funds	June 30, 2021	Dec. 31, 2020	Average
(dollars in millions)			2Q21	1Q21	2Q20	YTD21	YTD20
Cash and due from banks	$5,154	$6,252	$5,938	$5,720	$4,102	$5,830	$4,348
Interest-bearing deposits with the Federal Reserve and other central banks	126,355	141,775	114,564	125,930	94,229	120,216	87,316
Interest-bearing deposits with banks	21,270	17,300	22,465	21,313	21,093	21,892	19,087
Federal funds sold and securities purchased under resale agreements	29,762	30,907	27,857	29,186	30,265	28,518	32,187
Total available funds	$182,541	$196,234	$170,824	$182,149	$149,689	$176,456	$142,938
Total available funds as a percentage of total assets	39%	42%	38%	40%	36%	39%	36%

Total available funds were $182.5 billion at June 30, 2021, compared with $196.2 billion at Dec. 31, 2020. The decrease was primarily due to lower interest-bearing deposits with the Federal Reserve and other central banks, partially offset by higher interest-bearing deposits with banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper were $17.1 billion for the first six months of 2021 and $18.2 billion the first six months of 2020. The decrease primarily reflects lower other borrowed funds and commercial paper, partially offset by higher federal funds purchased and securities sold under repurchase agreements and trading liabilities.

Average foreign deposits, primarily from our European-based Investment Services business, were $114.5 billion for the first six months of 2021, compared with $103.1 billion for the first six months of 2020. Average interest-bearing domestic deposits were $127.7 billion for the first six months of 2021 and $101.0 billion for the first six months of 2020. The increase primarily reflects increased client activity.

Average payables to customers and broker-dealers were $17.2 billion for the first six months of 2021 and $17.6 billion for the first six months of 2020. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $25.7 billion for the first six months of 2021 and $27.7 billion for the first six months of 2020.

Average noninterest-bearing deposits increased to $84.6 billion for the first six months of 2021 from $66.5 billion for the first six months of 2020, primarily reflecting client activity.
BNY Mellon 35

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

Credit ratings at June 30, 2021
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
NR – Not rated.

Long-term debt totaled $25.6 billion at June 30, 2021 and $26.0 billion at Dec. 31, 2020. Redemptions of $2.3 billion, a maturity of $500 million and a decrease in the fair value of hedged long-term debt were partially offset by issuances of $2.7 billion. The Parent has $1.5 billion of long-term debt that will mature in the remainder of 2021.

In July 2021, the Parent issued $500 million of fixed rate senior notes maturing in 2026 at an annual interest rate of 1.05% and $500 million of fixed rate senior notes maturing in 2031 at an annual interest rate of 1.80%.

The Bank of New York Mellon may issue notes and CDs. At June 30, 2021 and Dec. 31, 2020, $30 million of notes were outstanding. There were no CDs outstanding at June 30, 2021 and $100 million was outstanding at Dec. 31, 2020.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at June 30, 2021 and Dec. 31, 2020. The average commercial paper outstanding was $886 million for the first six months of 2020.

Subsequent to June 30, 2021, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.6 billion, without the need for a regulatory waiver. In addition, at June 30, 2021, non-bank subsidiaries of the Parent had liquid assets of approximately $3.3 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to
36 BNY Mellon

Consolidated Financial Statements, both in our 2020 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. There were no borrowings under these lines in the second quarter of 2021. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $269 million in aggregate. Average borrowings under these lines were $14 million, in aggregate, in the second quarter of 2021.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 81% of total revenue in the second quarter of 2021, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 114.4% at June 30, 2021 and 114.3% at Dec. 31, 2020, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2021, a quarterly dividend of $0.31 per common share was paid to common shareholders. Our common stock dividend payout ratio was 27% for the second quarter of 2021.

In July 2021, our Board of Directors approved a 10% increase in the quarterly cash dividend on common stock, from $0.31 to $0.34 per share. This increased quarterly cash dividend will be paid on Aug. 9, 2021.
In the second quarter of 2021, we repurchased 12.8 million common shares at an average price of $48.17 per common share, for a total cost of $618 million.

In June 2021, our Board of Directors approved the repurchase of up to $6.0 billion of common stock starting in the third quarter of 2021 and continuing through the fourth quarter of 2022.

See “Recent regulatory developments” for additional information on the 2021 CCAR. Also see “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” in our 2020 Annual Report for additional information related to the 2020 CCAR.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at June 30, 2021, and the average HQLA and average LCR for the second quarter of 2021.

Consolidated HQLA and LCR	June 30, 2021
(dollars in billions)
Securities (a)	$121
Cash (b)	126
Total consolidated HQLA (c)	$247

Total consolidated HQLA – average (c)	$236
Average LCR	110%
(a)    Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.
(b)    Primarily includes cash on deposit with central banks.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $170 billion at June 30, 2021 and averaged $160 billion for the second quarter of 2021.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2021.

BNY Mellon 37

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

Net cash used for operating activities was $345 million in the six months ended June 30, 2021, compared with net cash provided by operations of $5.1 billion in the six months ended June 30, 2020. In the six months ended June 30, 2021 cash flows used for operations primarily resulted from changes in accruals, partially offset by earnings. In the six months ended June 30, 2020, cash flows provided by operations primarily resulted from earnings and changes in accruals.

Net cash provided by investing activities was $3.9 billion in the six months ended June 30, 2021, compared with net cash used for investing activities of $58.7 billion in the six months ended June 30,
2020. In the six months ended June 30, 2021, net cash provided by investing activities primarily reflects change in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by net changes in loans and changes in interest-bearing deposits with banks. In the six months ended June 30, 2020, net cash used for investing activities primarily reflects net changes in securities, change in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements.

Net cash used for financing activities was $3.5 billion in the six months ended June 30, 2021, compared with net cash provided by financing activities of $53.4 billion in the six months ended June 30, 2020. In the six months ended June 30, 2021, net cash used for financing activities primarily reflects repayments of long-term debt, changes in deposits, changes in payables to customers and broker-dealers and treasury stock acquired, partially offset by net proceeds from the issuance of long-term debt and change in federal funds purchased and securities sold under repurchase agreements. In the six months ended June 30, 2020, net cash provided by financing activities primarily reflects changes in deposits and payables to customers and broker-dealers, partially offset by changes in commercial paper.

Capital

Capital data	June 30, 2021	March 31, 2021	Dec. 31, 2020
(dollars in millions, except per share amounts; common shares in thousands)
Average common equity to average assets	8.9%	8.8%	9.3%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	9.7%	9.7%	9.8%
BNY Mellon common shareholders’ equity to total assets ratio	8.7%	8.7%	8.8%
Total BNY Mellon shareholders’ equity	$45,281	$44,954	$45,801
Total BNY Mellon common shareholders’ equity	$40,740	$40,413	$41,260
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$22,127	$21,779	$22,563
Book value per common share	$47.20	$46.16	$46.53
Tangible book value per common share – Non-GAAP (a)	$25.64	$24.88	$25.44
Closing stock price per common share	$51.23	$47.29	$42.44
Market capitalization	$44,220	$41,401	$37,634
Common shares outstanding	863,174	875,481	886,764

Cash dividends per common share	$0.31	$0.31	$0.31
Common dividend payout ratio	27%	32%	39%
Common dividend yield	2.4%	2.7%	2.9%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 47 for a reconciliation of GAAP to Non-GAAP.

38 BNY Mellon

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $45.3 billion at June 30, 2021 from $45.8 billion at Dec. 31, 2020. The decrease primarily reflects common stock repurchases, dividend payments and unrealized losses on securities available-for-sale, partially offset by earnings.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $854 million at June 30, 2021, compared with $1.5 billion at Dec. 31, 2020. The decrease in the unrealized gain, net of tax, was primarily driven by higher market interest rates.

In the first six months of 2021, we repurchased 29.6 million common shares at an average price of $44.49 per common share for a total of $1.3 billion under the share repurchase program that was in place through the second quarter of 2021.

In December 2020, the Federal Reserve released the results of the second round of CCAR stress tests during 2020 and extended the restriction on common stock dividends and open market common stock repurchases applicable to participating CCAR BHCs, including us, to the first quarter of 2021, with certain modifications. In March 2021, the Federal Reserve extended these restrictions through the second quarter of 2021. The temporary restrictions on dividends and share repurchases ended for BNY Mellon after June 30, 2021. Starting in the third quarter of 2021, BNY Mellon will continue to be subject to the normal constraints under the stress capital buffer (“SCB”) framework.

In June 2021, the Federal Reserve released the results of its stress tests for 2021. Our Board of Directors subsequently authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaces all previously authorized share repurchase plans. See “Recent regulatory developments” for additional information on the 2021 CCAR results.

Capital adequacy

Regulators establish certain levels of capital for BHCs and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company (“FHC”), our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of June 30, 2021 and Dec. 31, 2020, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Operational Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2020 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2020 Annual Report.

BNY Mellon 39

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2021					March 31, 2021	Dec. 31, 2020
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.7%	12.6%	13.1%
Tier 1 capital ratio	6%		10		15.3	15.3	15.8
Total capital ratio	10		12		16.0	16.1	16.7
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		12.6%	12.6%	13.4%
Tier 1 capital ratio	6%		10		15.2	15.2	16.1
Total capital ratio	10		12		16.2	16.2	17.1
Tier 1 leverage ratio	N/A	(c)	4		6.0	5.8	6.3
SLR (d)(e)	N/A	(c)	5		7.5	8.1	8.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		16.7%	16.8%	17.1%
Tier 1 capital ratio	8		8.5		16.7	16.8	17.1
Total capital ratio	10		10.5		16.8	17.0	17.3
Tier 1 leverage ratio	5		4		6.1	6.1	6.4
SLR (d)	6		3		8.0	8.2	8.5
(a)    Minimum requirements for June 30, 2021 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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

Our CET1 ratio under the Standardized Approach was 12.6% at June 30, 2021 and was 13.1% at Dec. 31, 2020 under the Advanced Approaches. The decrease was primarily driven by common stock repurchases, unrealized losses on securities available-for-sale, dividend payments and an increase in RWAs, partially offset by capital generated through earnings.

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

40 BNY Mellon

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	June 30, 2021	March 31, 2021	Dec. 31, 2020
(in millions)
CET1:
Common shareholders’ equity	$40,740	$40,413	$41,260
Adjustments for:
Goodwill and intangible assets (a)	(18,613)	(18,634)	(18,697)
Net pension fund assets	(308)	(321)	(319)
Equity method investments	(305)	(307)	(306)
Deferred tax assets	(55)	(53)	(54)
Other	(3)	(8)	(9)
Total CET1	21,456	21,090	21,875
Other Tier 1 capital:
Preferred stock	4,541	4,541	4,541
Other	(101)	(97)	(106)
Total Tier 1 capital	$25,896	$25,534	$26,310
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	326	409	490
Other	(6)	(1)	(10)
Total Tier 2 capital – Standardized Approach	1,568	1,656	1,728
Excess of expected credit losses	45	127	247
Less: Allowance for credit losses	326	409	490
Total Tier 2 capital – Advanced Approaches	$1,287	$1,374	$1,485
Total capital:
Standardized Approach	$27,464	$27,190	$28,038
Advanced Approaches	$27,183	$26,908	$27,795

Risk-weighted assets:
Standardized Approach	$169,885	$167,510	$163,848
Advanced Approaches:
Credit Risk	$101,282	$99,398	$98,262
Market Risk	3,010	3,599	4,226
Operational Risk	65,088	64,038	63,938
Total Advanced Approaches	$169,380	$167,035	$166,426

Average assets for Tier 1 leverage ratio	$432,954	$440,968	$417,982
Total leverage exposure for SLR	$346,455	$314,334	$304,823
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q21
(in millions)
CET1 – Beginning of period	$21,090
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	991
Goodwill and intangible assets, net of related deferred tax liabilities	21
Gross CET1 generated	1,012
Capital deployed:
Common stock dividends (a)	(273)
Common stock repurchases	(618)
Total capital deployed	(891)
Other comprehensive income:
Unrealized gain on assets available-for-sale	76
Foreign currency translation	51
Unrealized loss on cash flow hedges	(3)
Defined benefit plans	25
Total other comprehensive income	149
Additional paid-in capital (b)	78
Other additions (deductions):
Net pension fund assets	13
Embedded goodwill	2
Deferred tax assets	(2)
Other	5
Total other additions	18
Net CET1 generated	366
CET1 – End of period	$21,456
(a)    Includes dividend-equivalents on share-based awards.
(b)    Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2021 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2021
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		8

Tier 1 capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		10
Advanced Approaches	6		10

Tier 1 leverage	2		1

SLR	3		2
BNY Mellon 41

From April 1, 2020 through March 31, 2021, BHCs were permitted to temporarily exclude U.S. Treasury securities from total leverage exposure used in the SLR calculation. This temporary exclusion increased our consolidated SLR by 68 basis points at March 31, 2021 and 72 basis points at Dec. 31, 2020. The temporary exclusion also impacted the TLAC and LTD calculations. BNY Mellon and The Bank of New York Mellon, as custody banks, will continue to be able to exclude certain central bank placements from the total leverage exposure used in the SLR calculation, consistent with the amendments to the SLR finalized by the U.S. banking agencies in 2019 pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act.

Stress capital buffer

In August 2020, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2020. The SCB replaces the current 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Recent regulatory developments” for additional information on the SCB.

The SCB final rule generally eliminates the requirement for prior approval of common stock repurchases in excess of the distributions in a firm’s capital plan, provided that such distributions are consistent with applicable capital requirements and buffers, including the SCB. In conjunction with the release of the 2020 CCAR results, the Federal Reserve imposed restrictions on capital distributions as described earlier in “Capital.”

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2021
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	28.2%
As a percentage of total leverage exposure	7.5%	9.5%	13.8%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.6%
As a percentage of total leverage exposure	4.5%	N/A	5.7%
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

VaR (a)	2Q21			June 30, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.2	$1.6	$2.7	$1.9
Foreign exchange	2.6	1.9	3.7	2.3
Equity	0.1	—	0.3	0.2
Credit	1.8	1.4	2.6	2.0
Diversification	(3.7)	N/M	N/M	(3.5)
Overall portfolio	3.0	2.5	4.5	2.9

VaR (a)	1Q21			March 31, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.6	$2.7	$2.5
Foreign exchange	2.7	2.2	3.9	3.0
Equity	0.1	0.1	0.9	0.1
Credit	1.8	1.3	2.8	2.2
Diversification	(3.5)	N/M	N/M	(4.3)
Overall portfolio	3.2	2.5	4.9	3.5

VaR (a)	2Q20			June 30, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.1	$4.9	$2.2
Foreign exchange	3.4	2.2	5.9	2.4
Equity	0.5	0.4	1.4	0.4
Credit	3.5	1.8	10.2	2.8
Diversification	(5.7)	N/M	N/M	(4.0)
Overall portfolio	4.7	3.1	11.4	3.8

VaR (a)	YTD21
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.6	$2.7
Foreign exchange	2.7	1.9	3.9
Equity	0.1	—	0.9
Credit	1.8	1.3	2.8
Diversification	(3.6)	N/M	N/M
Overall portfolio	3.1	2.5	4.9

VaR (a)	YTD20
(in millions)	Average	Minimum	Maximum
Interest rate	$4.0	$2.1	$11.3
Foreign exchange	3.2	1.7	6.3
Equity	0.9	0.4	2.3
Credit	3.5	1.2	12.1
Diversification	(6.1)	N/M	N/M
Overall portfolio	5.5	3.1	14.3
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

BNY Mellon 43

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

During the second quarter of 2021, interest rate risk generated 33% of average gross VaR, foreign exchange risk generated 39% of average gross VaR, equity risk generated 1% of average gross VaR and credit risk generated 27% of average gross VaR. During the second quarter of 2021, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Revenue range:	Number of days
Less than $(2.5)	—	—	2	4	6
$(2.5) – $0	7	6	12	10	12
$0 – $2.5	22	17	11	23	17
$2.5 – $5.0	25	21	26	16	15
More than $5.0	10	17	11	12	14
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $15.5 billion at June 30, 2021 and $15.3 billion at Dec. 31, 2020.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $6.5 billion at June 30, 2021 and $6.0 billion at Dec. 31, 2020.

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

At June 30, 2021, our OTC derivative assets, including those in hedging relationships, of $4.8 billion included a credit valuation adjustment (“CVA”) deduction of $28 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.3 billion included a debit valuation adjustment (“DVA”) of $1 million related to our own credit spread. Net of hedges, the CVA decreased $1 million and the DVA increased by less than $1 million in the second quarter of 2021, which increased other trading revenue by $1 million. The net impact decreased other trading revenue by $1
44 BNY Mellon

million in the first quarter of 2021 and $2 million in the second quarter of 2020.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020

Rating:
AAA to AA-	52%	45%	46%	54%	56%
A+ to A-	19	26	28	20	18
BBB+ to BBB-	24	22	18	17	18
BB+ and lower (b)	5	7	8	9	8
Total	100%	100%	100%	100%	100%
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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Up 200 bps parallel rate ramp vs. baseline (a)	$890	$1,024	$591
Up 100 bps parallel rate ramp vs. baseline (a)	477	551	349
Down 100 bps parallel rate ramp vs. baseline (a)	430	384	315
Long-term up 50 bps, short-term unchanged (b)	123	120	153
Long-term down 50 bps, short-term unchanged (b)	(132)	(116)	(173)
(a)    In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.
(b)    Long-term is equal to or greater than one year.

The decreases in the ramp up sensitivities compared with March 31, 2021 are primarily driven by a decrease in deposit levels and the impact of hedging long-term debt.

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

BNY Mellon 45

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

46 BNY Mellon

Supplemental information – Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis as a supplement to GAAP information, which exclude goodwill and intangible assets, net of deferred tax liabilities. We believe that the return on tangible common equity – Non-GAAP is additional useful information for investors because it presents a measure of those assets that can generate income, and the tangible book value per common share – Non-GAAP is additional useful information because it presents the level of tangible assets in relation to shares of common stock outstanding.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q21	1Q21	2Q20	YTD21	YTD20
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$991	$858	$901	$1,849	$1,845
Add: Amortization of intangible assets	20	24	26	44	52
Less: Tax impact of amortization of intangible assets	5	6	6	11	12
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$1,006	$876	$921	$1,882	$1,885

Average common shareholders’ equity	$40,393	$40,720	$38,476	$40,556	$38,070
Less: Average goodwill	17,517	17,494	17,243	17,506	17,277
Average intangible assets	2,975	3,000	3,058	2,987	3,073
Add: Deferred tax liability – tax deductible goodwill	1,163	1,153	1,119	1,163	1,119
Deferred tax liability – intangible assets	675	665	664	675	664
Average tangible common shareholders’ equity – Non-GAAP	$21,739	$22,044	$19,958	$21,901	$19,503

Return on common shareholders’ equity – GAAP	9.8%	8.5%	9.4%	9.2%	9.7%
Return on tangible common shareholders’ equity – Non-GAAP	18.6%	16.1%	18.5%	17.3%	19.4%

BNY Mellon 47

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2021	March 31, 2021	Dec. 31, 2020	June 30, 2020
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$45,281	$44,954	$45,801	$43,697
Less: Preferred stock	4,541	4,541	4,541	4,532
BNY Mellon common shareholders’ equity at period end – GAAP	40,740	40,413	41,260	39,165
Less: Goodwill	17,487	17,469	17,496	17,253
Intangible assets	2,964	2,983	3,012	3,045
Add: Deferred tax liability – tax deductible goodwill	1,163	1,153	1,144	1,119
Deferred tax liability – intangible assets	675	665	667	664
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$22,127	$21,779	$22,563	$20,650

Period-end common shares outstanding (in thousands)	863,174	875,481	886,764	885,862

Book value per common share – GAAP	$47.20	$46.16	$46.53	$44.21
Tangible book value per common share – Non-GAAP	$25.64	$24.88	$25.44	$23.31

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	2Q21	2Q20	2Q21 vs.
(dollars in millions)			2Q20
Investment management and performance fees – GAAP	$889	$786	13%
Impact of changes in foreign currency exchange rates	—	31
Adjusted investment management and performance fees – Non-GAAP	$889	$817	9%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business.

Constant currency reconciliation – Investment and Wealth Management business			2Q21 vs.
(dollars in millions)	2Q21	2Q20	2Q20
Investment management and performance fees – GAAP	$890	$787	13%
Impact of changes in foreign currency exchange rates	—	31
Adjusted investment management and performance fees – Non-GAAP	$890	$818	9%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business.

Pre-tax operating margin reconciliation – Investment and Wealth Management business
(dollars in millions)	2Q21	1Q21	4Q20	3Q20	2Q20	YTD21	YTD20
Income before income taxes – GAAP	$326	$278	$311	$245	$221	$604	$415

Total revenue – GAAP	$999	$991	$990	$918	$886	$1,990	$1,784
Less: Distribution and servicing expense	74	75	76	85	86	149	177
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$925	$916	$914	$833	$800	$1,841	$1,607

Pre-tax operating margin – GAAP (a)	33%	28%	32%	27%	25%	30%	23%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	35%	30%	34%	29%	28%	33%	26%
(a)    Income before taxes divided by total revenue.

48 BNY Mellon

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2021 and “Supervision and Regulation” in our 2020 Annual Report. The following discussions summarize certain regulatory, legislative and other developments that may affect BNY Mellon.

CCAR 2021 Results

On June 24, 2021, the Federal Reserve released the results of its stress tests for 2021. The Federal Reserve also notified BNY Mellon that its indicative SCB requirement for the present stress test cycle will be 2.5%, which equals the regulatory floor. BNY Mellon expects that its final SCB will be confirmed later in 2021. The SCB will be effective on Oct. 1, 2021.

The temporary restrictions on dividends and share repurchases imposed as a result of the coronavirus pandemic ended for BNY Mellon after June 30, 2021. Starting in the third quarter of 2021, BNY Mellon will continue to be subject to the normal constraints under the SCB framework. For additional information regarding the SCB, see “Supervision and Regulation – Capital Planning and Stress Testing” in our 2020 Annual Report.

Consistent with the SCB framework, BNY Mellon increased its quarterly common stock dividend to $0.34 per share in the third quarter of 2021 and our Board has authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaces all previously authorized share repurchase plans.

NSFR Compliance Date

The final NSFR rule became effective on July 1, 2021. Under the final rule, the NSFR is expressed as a ratio of available stable funding to the required stable funding amount. BNY Mellon is required to maintain an NSFR of 1.0 and is in compliance with the NSFR. NSFR disclosure requirements will be effective in 2023.

EU/UK Trade and Cooperation Agreement

The EU-UK Trade and Cooperation Agreement (“EU-UK Agreement”) entered into force and became provisionally effective on Jan. 1, 2021. The EU-UK Agreement was ratified by the European Parliament in April 2021 and became fully effective. Under the EU-UK Agreement, the EU and UK have agreed to make their best endeavors to ensure that internationally agreed standards in the financial services sector for regulation and supervision are implemented and applied in their territory and establish a framework for structured regulatory cooperation on financial services. For more information regarding the impact of Brexit on the UK regulatory framework and related developments, see “Supervision and Regulation – Effects of ‘Brexit’ on UK Regulatory Framework” in the 2020 Annual Report.

Financial Services Act 2021 (UK)

The Financial Services Act 2021 (previously the Financial Services Bill 2020) received royal assent and entered into force in April 2021. The Financial Services Act 2021 makes several changes to the UK financial services regulatory framework. This includes providing the framework for implementation of the elements of the EU Capital Requirements Regulation 2 (“CRR2”) that do not already form part of EU retained law in the UK, and the framework for implementation of the EU Investment Firms Directive / Regulation (“IFD/IFR”) in the UK (modified for the UK environment as “UK IFPR”).

The Financial Services Act 2021 grants rulemaking powers to the Prudential Regulatory Authority (“PRA”) with respect to UK capital requirements directive/regulation matters, and the Financial Conduct Authority (“FCA”), with respect to UK IFPR matters. The Financial Services Act 2021 also enables Her Majesty’s Treasury to set commencement dates for various UK CRR2/UK IFPR provisions. Pursuant to this authority, Her Majesty’s Treasury has confirmed that the UK’s version of the CRR2 (“UK CRR2”) and the UK IFPR will come into effect on Jan. 1, 2022. For more information regarding the CRR2 and the UK IFPR, see “Supervision and Regulation – Operations and Regulations Outside the United States” and “Supervision and Regulation – Effects of ‘Brexit’ on UK Regulatory Framework” in the 2020 Annual Report.
BNY Mellon 49

EU Leverage Ratio

On June 28, 2021, the CRR2 leverage ratio became a binding requirement for EU credit institutions, such as The Bank of New York Mellon SA/NV. The European Central Bank (“ECB”) granted an optional exclusion for central bank deposits from the leverage ratio calculation that came into effect on the same date and will expire on March 31, 2022. It replaces the central bank deposits exclusion granted by the ECB in April 2020 in relation to the leverage ratio reporting requirements. The Bank of New York Mellon SA/NV is planning to use the exclusion.

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

In April 2021, New York state adopted legislation that provides a statutory fallback mechanism to replace LIBOR with a benchmark rate based on SOFR for New York-law governed contracts that reference U.S. dollar LIBOR and either have no fallback provisions or provisions that are based on LIBOR. The New York legislation also has a safe harbor regarding the selection and use of that SOFR-based benchmark rate.

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
50 BNY Mellon

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended				Year-to-date
	June 30, 2021	March 31, 2021	June 30, 2020		June 30, 2021	June 30, 2020
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,200	$1,199	$1,173		$2,399	$2,332
Clearing services fees	435	455	431		890	901
Issuer services fees	281	245	277		526	540
Treasury services fees	160	157	144		317	293
Total investment services fees	2,076	2,056	2,025		4,132	4,066
Investment management and performance fees	889	890	786		1,779	1,648
Foreign exchange revenue	184	231	193	(a)	415	438	(a)
Financing-related fees	48	51	58		99	117
Distribution and servicing	27	29	27		56	58
Total fee revenue	3,224	3,257	3,089	(a)	6,481	6,327	(a)
Investment and other income	89	9	132	(a)	98	179	(a)
Net securities gains	2	—	9		2	18
Total other revenue	91	9	141	(a)	100	197	(a)
Total fee and other revenue	3,315	3,266	3,230		6,581	6,524
Net interest revenue
Interest revenue	685	738	943		1,423	2,513
Interest expense	40	83	163		123	919
Net interest revenue	645	655	780		1,300	1,594
Total revenue	3,960	3,921	4,010		7,881	8,118
Provision for credit losses	(86)	(83)	143		(169)	312
Noninterest expense
Staff	1,518	1,602	1,464		3,120	2,946
Software and equipment	365	362	345		727	671
Professional, legal and other purchased services	363	343	337		706	667
Sub-custodian and clearing	132	124	120		256	225
Net occupancy	122	123	137		245	272
Distribution and servicing	73	74	85		147	176
Bank assessment charges	35	34	35		69	70
Amortization of intangible assets	20	24	26		44	52
Business development	22	19	20		41	62
Other	128	146	117		274	257
Total noninterest expense	2,778	2,851	2,686		5,629	5,398
Income
Income before income taxes	1,268	1,153	1,181		2,421	2,408
Provision for income taxes	241	221	216		462	481
Net income	1,027	932	965		1,959	1,927
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(5)	(5)	(15)		(10)	3
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,022	927	950		1,949	1,930
Preferred stock dividends	(31)	(69)	(49)		(100)	(85)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$991	$858	$901		$1,849	$1,845
(a)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$991	$858	$901	$1,849	$1,845
Less: Earnings allocated to participating securities	1	1	1	2	4
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$990	$857	$900	$1,847	$1,841

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in thousands)
Basic	869,460	882,558	889,020	876,006	891,642
Common stock equivalents	4,315	3,824	2,044	3,904	2,866
Less: Participating securities	(300)	(727)	(503)	(501)	(905)
Diluted	873,475	885,655	890,561	879,409	893,603

Anti-dilutive securities (a)	547	4,133	1,578	807	2,052
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in dollars)
Basic	$1.14	$0.97	$1.01	$2.11	$2.06
Diluted	$1.13	$0.97	$1.01	$2.10	$2.06

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in millions)
Net income	$1,027	$932	$965	$1,959	$1,927
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	51	(150)	115	(99)	(254)
Unrealized gain (loss) on assets available-for-sale:
Unrealized (loss) gain arising during the period	77	(703)	753	(626)	936
Reclassification adjustment	(1)	—	(7)	(1)	(14)
Total unrealized gain (loss) on assets available-for-sale	76	(703)	746	(627)	922
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	25	22	19	47	37
Total defined benefit plans	25	22	19	47	37
Net unrealized (loss) gain on cash flow hedges	(3)	(3)	4	(6)	(7)
Total other comprehensive income (loss), net of tax (a)	149	(834)	884	(685)	698
Total comprehensive income	1,176	98	1,849	1,274	2,625
Net (income) loss attributable to noncontrolling interests	(5)	(5)	(15)	(10)	3
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	2
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,171	$93	$1,834	$1,264	$2,630
(a)    Other comprehensive (loss) income attributable to The Bank of New York Mellon Corporation shareholders was $149 million for the quarter ended June 30, 2021, $(834) million for the quarter ended March 31, 2021, $884 million for the quarter ended June 30, 2020, $(685) million for the six months ended June 30, 2021 and $700 million for the six months ended June 30, 2020.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2021	Dec. 31, 2020
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $2 and $4	$5,154	$6,252
Interest-bearing deposits with the Federal Reserve and other central banks	126,355	141,775
Interest-bearing deposits with banks, net of allowance for credit losses of $1 and $3 (includes restricted of $4,317 and $3,167)	21,270	17,300
Federal funds sold and securities purchased under resale agreements	29,762	30,907
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $52,919 and $49,224)	52,325	47,946
Available-for-sale, at fair value (amortized cost of $101,525 and $105,141, net of allowance for credit losses of $9 and $11)	103,581	108,495
Total securities	155,906	156,441
Trading assets	15,520	15,272
Loans	63,547	56,469
Allowance for credit losses	(269)	(358)
Net loans	63,278	56,111
Premises and equipment	3,442	3,602
Accrued interest receivable	492	510
Goodwill	17,487	17,496
Intangible assets	2,964	3,012
Other assets, net of allowance for credit losses on accounts receivable of $4 and $4 (includes $1,222 and $1,009, at fair value)	25,333	20,955
Total assets	$466,963	$469,633
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$94,081	$83,854
Interest-bearing deposits in U.S. offices	130,344	133,479
Interest-bearing deposits in non-U.S. offices	114,245	124,212
Total deposits	338,670	341,545
Federal funds purchased and securities sold under repurchase agreements	12,425	11,305
Trading liabilities	6,451	6,031
Payables to customers and broker-dealers	23,704	25,085
Other borrowed funds	451	350
Accrued taxes and other expenses	5,213	5,696
Other liabilities (including allowance for credit losses on lending-related commitments of $50 and $121, also includes $582 and $1,110, at fair value) (a)	8,626	7,517
Long-term debt (includes $400 and $400, at fair value)	25,629	25,984
Total liabilities	421,169	423,513
Temporary equity
Redeemable noncontrolling interests	169	176
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 45,826 and 45,826 shares	4,541	4,541
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,388,316,851 and 1,382,306,327 shares	14	14
Additional paid-in capital	28,006	27,823
Retained earnings	35,540	34,241
Accumulated other comprehensive loss, net of tax	(1,670)	(985)
Less: Treasury stock of 525,143,173 and 495,542,796 common shares, at cost	(21,150)	(19,833)
Total The Bank of New York Mellon Corporation shareholders’ equity	45,281	45,801
Nonredeemable noncontrolling interests of consolidated investment management funds	344	143
Total permanent equity	45,625	45,944
Total liabilities, temporary equity and permanent equity	$466,963	$469,633

See accompanying unaudited Notes to Consolidated Financial Statements.
54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2021	2020
Operating activities
Net income	$1,959	$1,927
Net (income) loss attributable to noncontrolling interests	(10)	3
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,949	1,930
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses (a)	(169)	312
Pension plan contributions	(16)	(12)
Depreciation and amortization	938	744
Deferred tax (benefit)	274	(363)
Net securities (gains)	(2)	(18)
Change in trading assets and liabilities	176	171
Change in accruals and other, net	(3,495)	2,361
Net cash (used for) provided by operating activities	(345)	5,125
Investing activities
Change in interest-bearing deposits with banks	(2,924)	(3,710)
Change in interest-bearing deposits with the Federal Reserve and other central banks	13,409	(18,117)
Purchases of securities held-to-maturity	(5,449)	(14,499)
Paydowns of securities held-to-maturity	5,869	3,541
Maturities of securities held-to-maturity	834	1,836
Purchases of securities available-for-sale	(25,820)	(44,865)
Sales of securities available-for-sale	7,624	8,414
Paydowns of securities available-for-sale	7,081	4,416
Maturities of securities available-for-sale	8,999	12,241
Net change in loans	(7,017)	(610)
Sales of loans and other real estate	1	2
Change in federal funds sold and securities purchased under resale agreements	1,129	(6,516)
Net change in seed capital investments	(55)	19
Purchases of premises and equipment/capitalized software	(465)	(623)
Proceeds from the sale of premises and equipment	27	—
Dispositions, net of cash	8	—
Other, net	648	(275)
Net cash provided by (used for) investing activities	3,899	(58,746)
Financing activities
Change in deposits	(1,428)	47,576
Change in federal funds purchased and securities sold under repurchase agreements	1,214	3,155
Change in payables to customers and broker-dealers	(1,360)	6,260
Change in other borrowed funds	107	1,036
Change in commercial paper	—	(3,294)
Net proceeds from the issuance of long-term debt	2,691	2,246
Repayments of long-term debt	(2,750)	(3,000)
Proceeds from the exercise of stock options	32	33
Issuance of common stock	6	6
Issuance of preferred stock	—	990
Treasury stock acquired	(1,317)	(988)
Common cash dividends paid	(550)	(560)
Preferred cash dividends paid	(100)	(85)
Other, net	(6)	15
Net cash (used for) provided by financing activities	(3,461)	53,390
Effect of exchange rate changes on cash	(41)	(50)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	52	(281)
Cash and due from banks and restricted cash at beginning of period	9,419	7,267
Cash and due from banks and restricted cash at end of period	$9,471	$6,986
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,154	$4,776
Restricted cash at end of period	4,317	2,210
Cash and due from banks and restricted cash at end of period	$9,471	$6,986
Supplemental disclosures
Interest paid	$145	$1,013
Income taxes paid	266	756
Income taxes refunded	10	11

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 55

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2021	$4,541	$14	$27,928	$34,822	$(1,819)	$(20,532)	$262	$45,216	(a)	$187
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		6
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(22)
Other net changes in noncontrolling interests	—	—	9	—	—	—	77	86		(2)
Net income	—	—	—	1,022	—	—	5	1,027		—
Other comprehensive income	—	—	—	—	149	—	—	149		—
Dividends:
Common stock at $0.31 per share (b)	—	—	—	(273)	—	—	—	(273)		—
Preferred stock	—	—	—	(31)	—	—	—	(31)		—
Repurchase of common stock	—	—	—	—	—	(618)	—	(618)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	64	—	—	—	—	64		—
Balance at June 30, 2021	$4,541	$14	$28,006	$35,540	$(1,670)	$(21,150)	$344	$45,625	(a)	$169
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $40,413 million at March 31, 2021 and $40,740 million at June 30, 2021.
(b)    Includes dividend-equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2020	$4,541	$14	$27,823	$34,241	$(985)	$(19,833)	$143	$45,944	(a)	$176
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		23
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(30)
Other net changes in noncontrolling interests	—	—	(33)	—	—	—	114	81		18
Net income	—	—	—	927	—	—	5	932		—
Other comprehensive (loss)	—	—	—	—	(834)	—	—	(834)		—
Dividends:
Common stock at $0.31 per share (b)	—	—	—	(277)	—	—	—	(277)		—
Preferred stock	—	—	—	(69)	—	—	—	(69)		—
Repurchase of common stock	—	—	—	—	—	(699)	—	(699)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	133	—	—	—	—	133		—
Balance at March 31, 2021	$4,541	$14	$27,928	$34,822	$(1,819)	$(20,532)	$262	$45,216	(a)	$187
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $41,260 million at Dec. 31, 2020 and $40,413 million at March 31, 2021.
(b)    Includes dividend-equivalents on share-based awards.

56 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2020	$3,542	$14	$27,644	$32,601	$(2,827)	$(19,829)	$94	$41,239	(a)	$140
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Other net changes in noncontrolling interests	—	—	—	—	—	—	3	3		—
Net income	—	—	—	950	—	—	15	965		—
Other comprehensive income	—	—	—	—	884	—	—	884		—
Dividends:
Common stock at $0.31 per share	—	—	—	(278)	—	—	—	(278)		—
Preferred stock	—	—	—	(49)	—	—	—	(49)		—
Repurchase of common stock	—	—	—	—	—	(3)	—	(3)		—
Common stock issued under employee benefit plans	—	—	6	—	—	—	—	6		—
Preferred stock issued	990	—	—	—	—		—	990		—
Stock awards and options exercised	—	—	52	—	—	—	—	52		—
Balance at June 30, 2020	$4,532	$14	$27,702	$33,224	$(1,943)	$(19,832)	$112	$43,809	(a)	$157
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,603 million at March 31, 2020 and $39,165 million at June 30, 2020.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2020	$4,541	$14	$27,823	$34,241	$(985)	$(19,833)	$143	$45,944	(a)	$176
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		29
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(52)
Other net changes in noncontrolling interests	—	—	(24)	—	—	—	191	167		16
Net income	—	—	—	1,949	—	—	10	1,959		—
Other comprehensive (loss)	—	—	—	—	(685)	—	—	(685)		—
Dividends:
Common stock at $0.62 per share (b)	—	—	—	(550)	—	—	—	(550)		—
Preferred stock	—	—	—	(100)	—	—	—	(100)		—
Repurchase of common stock	—	—	—	—	—	(1,317)	—	(1,317)		—
Common stock issued under employee benefit plans	—	—	10	—	—	—	—	10		—
Stock awards and options exercised	—	—	197	—	—	—	—	197		—
Balance at June 30, 2021	$4,541	$14	$28,006	$35,540	$(1,670)	$(21,150)	$344	$45,625	(a)	$169
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $41,260 million at Dec. 31, 2020 and $40,740 million at June 30, 2021.
(b)    Includes dividend-equivalents on share-based awards.

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

See accompanying unaudited Notes to Consolidated Financial Statements.
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

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our 2020 Annual Report.

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

The table below summarizes the effects of the reclassifications on the consolidated income statement.

Consolidated income statement reclassifications	Quarter ended	Year-to-date
	June 30, 2020	June 30, 2020
(in millions)
Before reclassifications
Foreign exchange and other trading revenue	$166	$485
Total fee revenue	$3,167	$6,490
Investment and other income	$105	$116
Income from consolidated investment management funds	$54	$16

After reclassifications
Foreign exchange revenue	$193	$438
Total fee revenue	$3,089	$6,327
Investment and other income	$132	$179

The table below summarizes the effects of the reclassifications on the business segments.

Business segment reclassifications
(in millions)	YTD20
Investment Services business
Before reclassifications
Foreign exchange and other trading revenue	$439
Other revenue	$291

After reclassifications
Foreign exchange revenue	$392
Other revenue	$338

Other segment
Before reclassifications
Fee revenue	$50
Net securities gains	$18

After reclassifications
Fee revenue	$16
Other revenue	$52
BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

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

Note 2–Acquisitions and dispositions

In the fourth quarter of 2020, BNY Mellon entered into agreements to sell two legal entities, with one of the sales closing in the first quarter of 2021 and the other closing in July 2021. BNY Mellon recorded a total after-tax loss of $34 million on these transactions in the fourth quarter of 2020.

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2021 and Dec. 31, 2020.

Securities at June 30, 2021		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$24,731	$881	$175	$25,437
Agency residential mortgage-backed securities (“RMBS”)	17,522	366	45	17,843
Sovereign debt/sovereign guaranteed	13,093	128	26	13,195
Supranational	8,066	44	15	8,095
Agency commercial mortgage-backed securities (“MBS”)	7,377	483	6	7,854
Foreign covered bonds	6,752	46	5	6,793
Collateralized loan obligations (“CLOs”)	5,137	6	4	5,139
U.S. government agencies	3,242	118	10	3,350
Non-agency commercial MBS	3,181	110	11	3,280
Foreign government agencies	2,693	20	5	2,708
State and political subdivisions	2,595	24	13	2,606
Non-agency RMBS (a)	2,341	149	13	2,477
Other asset-backed securities (“ABS”)	2,446	17	7	2,456
Corporate bonds	2,348	35	36	2,347
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$101,525	$2,427	$371	$103,581
Held-to-maturity:
Agency RMBS	$35,632	$673	$201	$36,104
U.S. Treasury	9,381	72	9	9,444
Agency commercial MBS	3,983	77	15	4,045
U.S. government agencies	2,204	2	34	2,172
Sovereign debt/sovereign guaranteed	1,005	28	2	1,031
Supranational	55	—	—	55
Non-agency RMBS	50	3	—	53
State and political subdivisions	15	—	—	15
Total securities held-to-maturity	$52,325	$855	$261	$52,919
Total securities	$153,850	$3,282	$632	$156,500
(a)    Includes $416 million that was included in the former Grantor Trust.
(b)    The amortized cost of available-for-sale securities is net of the allowance for credit loss of $9 million. The allowance for credit loss primarily relates to CLOs.
(c)    Includes gross unrealized gains of $225 million and gross unrealized losses of $85 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains are primarily related to agency commercial MBS and losses are primarily related to U.S. Treasury securities and agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.
60 BNY Mellon

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
The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	2Q21	1Q21	2Q20	YTD21	YTD20
Realized gross gains	$6	$12	$16	$18	$28
Realized gross losses	(4)	(12)	(7)	(16)	(10)
Total net securities gains	$2	$—	$9	$2	$18

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q21	1Q21	2Q20	YTD21	YTD20
Supranational	$—	$—	$6	$—	$6
U.S. Treasury	—	(4)	1	(4)	6
Other	2	4	2	6	6
Total net securities gains	$2	$—	$9	$2	$18

In the second quarter of 2021, U.S. Treasury securities and agency commercial MBS with an aggregate amortized cost of $5.95 billion and fair value of $5.96 billion were transferred from available-for-sale securities to held-to-maturity securities to reduce the impact of changes in interest rates on accumulated other comprehensive income.

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $10 million at June 30, 2021 and $11 million at Dec. 31, 2020, and primarily relates to the available-for-sale CLO portfolio.

Credit quality indicators – Securities

At June 30, 2021, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in credit spreads from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $85 million of the unrealized losses at June 30, 2021 and $44 million at Dec. 31, 2020 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily U.S. Treasury securities and agency RMBS) that were transferred in the second quarter of 2021 and prior periods from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net
BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.
The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2021 (a)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$1,303	$10	$520	$35	$1,823	$45
U.S. Treasury	5,451	175	—	—	5,451	175
Sovereign debt/sovereign guaranteed	2,988	26	120	—	3,108	26
Agency commercial MBS	917	5	292	1	1,209	6
Foreign covered bonds	1,196	5	14	—	1,210	5
Supranational	1,603	15	133	—	1,736	15
CLOs	741	1	402	3	1,143	4
Foreign government agencies	793	5	—	—	793	5
U.S. government agencies	1,155	10	—	—	1,155	10
Other ABS	962	6	158	1	1,120	7
Non-agency commercial MBS	651	11	101	—	752	11
Non-agency RMBS (b)	1,102	9	242	4	1,344	13
State and political subdivisions	1,043	13	15	—	1,058	13
Corporate bonds	1,403	36	—	—	1,403	36
Total securities available-for-sale (c)	$21,308	$327	$1,997	$44	$23,305	$371
(a)    Includes $6.0 billion of securities with an unrealized loss of greater than $1 million.
(b)    Includes $1 million of securities with an unrealized loss of less than $1 million for less than 12 months and $7 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.
(c)    Includes $50 million gross unrealized losses for less than 12 months and gross unrealized losses of $35 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to U.S. Treasury securities and agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Held-to-maturity securities portfolio at June 30, 2021			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower	A1+/A2/SP-1
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$35,632	$472	100%	—%	—%	—%	—%	—%
U.S. Treasury	9,381	63	100	—	—	—	—	—
U.S. government agencies	2,204	(32)	100	—	—	—	—	—
Agency commercial MBS	3,983	62	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,005	26	100	—	—	—	—	—
Non-agency RMBS	50	3	24	59	1	15	—	1
Supranational	55	—	100	—	—	—	—	—
State and political subdivisions	15	—	5	2	5	—	—	88
Total held-to-maturity securities	$52,325	$594	100%	—%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Held-to-maturity securities portfolio at Dec. 31, 2020			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower	A1+/A2/SP-1
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$38,355	$1,041	100%	—%	—%	—%	—%	—%
U.S. Treasury	2,938	90	100	—	—	—	—	—
U.S. government agencies	2,816	(2)	100	—	—	—	—	—
Agency commercial MBS	2,659	103	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,050	42	98	—	—	—	2	—
Non-agency RMBS	58	3	28	55	2	14	—	1
Supranational	55	—	100	—	—	—	—	—
State and political subdivisions	15	1	6	2	6	—	—	86
Total held-to-maturity securities	$47,946	$1,278	100%	—%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2021	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,881	1.57%	$45	0.20%	$382	1.90%	$8,424	0.49%	$—	—%	$11,732
Over 1 through 5 years	8,494	1.25	1,808	0.88	540	2.64	18,877	0.52	—	—	29,719
Over 5 through 10 years	11,183	1.28	1,358	2.39	1,378	1.53	5,667	0.79	—	—	19,586
Over 10 years	2,879	3.11	139	1.98	306	2.28	171	0.54	—	—	3,495
Mortgage-backed securities	—	—	—	—	—	—	—	—	31,454	2.24	31,454
Asset-backed securities	—	—	—	—	—	—	—	—	7,595	1.44	7,595
Total	$25,437	1.51%	$3,350	1.53%	$2,606	1.91%	$33,139	0.56%	$39,049	2.09%	$103,581
Securities held-to-maturity:
One year or less	$1,379	1.91%	$—	—%	$1	5.54%	$48	0.24%	$—	—%	$1,428
Over 1 through 5 years	4,831	0.97	408	0.66	1	5.69	930	0.69	—	—	6,170
Over 5 through 10 years	3,171	1.18	1,513	1.08	—	—	82	0.60	—	—	4,766
Over 10 years	—	—	283	2.16	13	4.75	—	—	—	—	296
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,665	2.32	39,665
Total	$9,381	1.18%	$2,204	1.14%	$15	4.89%	$1,060	0.66%	$39,665	2.32%	$52,325
(a)    Yields are based upon the amortized cost of securities and do not reflect the impact of hedging.

Pledged assets

At June 30, 2021, BNY Mellon had pledged assets of $141 billion, including $111 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2021 included $123 billion of securities, $13 billion of loans, $5 billion of trading assets and less than $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

At Dec. 31, 2020, BNY Mellon had pledged assets of $141 billion, including $113 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $5 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2020 included $124 billion of securities, $11 billion of loans, $6 billion of trading assets and less
64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

than $1 billion of interest-bearing deposits with banks.

At June 30, 2021 and Dec. 31, 2020, pledged assets included $22 billion and $18 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2021 and Dec. 31, 2020, the market value of the securities received that can be sold or repledged was $111 billion and $121 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2021 and Dec. 31, 2020, the market value of securities collateral sold or repledged was $65 billion and $84 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2021 and Dec. 31, 2020, cash segregated under federal and other regulations or requirements was $4 billion and $3 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $2 billion at June 30, 2021 and $6 billion at Dec. 31, 2020. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2021	Dec. 31, 2020
(in millions)
Domestic:
Commercial	$1,653	$1,356
Commercial real estate	5,888	6,056
Financial institutions	4,544	4,495
Lease financings	356	431
Wealth management loans and mortgages	17,358	16,211
Other residential mortgages	339	389
Overdrafts	1,409	651
Other	2,009	1,823
Margin loans	17,022	13,141
Total domestic	50,578	44,553
Foreign:
Commercial	16	73
Commercial real estate	161	—
Financial institutions	6,188	6,750
Lease financings	567	559
Wealth management loans and mortgages	174	146
Other (primarily overdrafts)	2,962	2,113
Margin loans	2,901	2,275
Total foreign	12,969	11,916
Total loans (a)	$63,547	$56,469
(a)    Net of unearned income of $255 million at June 30, 2021 and $274 million at Dec. 31, 2020 primarily related to domestic and foreign lease financings.

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

Allowance for credit losses activity for the quarter ended June 30, 2021					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			Total
Beginning balance	$11	$365	$7	$2	$6	$9	$400
Charge-offs	—	—	—	—	—	(1)	(1)
Recoveries	—	—	2	—	—	1	3
Net recoveries	—	—	2	—	—	—	2
Provision (a)	(3)	(76)	(2)	—	(1)	(1)	(83)
Ending balance (b)	$8	$289	$7	$2	$5	$8	$319
Allowance for:
Loan losses	$3	$248	$4	$2	$4	$8	$269
Lending-related commitments	5	41	3	—	1	—	50
Individually evaluated for impairment:
Loan balance (c)	$—	$26	$—	$—	$17	$1	$44
Allowance for loan losses	—	3	—	—	—	—	3
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $3 million for the second quarter 2021.
(b)    Includes $4 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $44 million with $50 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended March 31, 2021					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			Total
Beginning balance	$16	$430	$10	$2	$8	$13	$479
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	2	2
Net (charge-offs) recoveries	—	—	—	—	(1)	2	1
Provision (a)	(5)	(65)	(3)	—	(1)	(6)	(80)
Ending balance (b)	$11	$365	$7	$2	$6	$9	$400
Allowance for:
Loan losses	$4	$303	$4	$2	$5	$9	$327
Lending-related commitments	7	62	3	—	1	—	73
Individually evaluated for impairment:
Loan balance (c)	$—	$26	$—	$—	$18	$1	$45
Allowance for loan losses	—	5	—	—	—	—	5
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $3 million for the first quarter 2021.
(b)    Includes $3 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $45 million with $59 million of collateral at fair value.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$26	$208	$18	$13	$9	$14	$288
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	3
Net recoveries	—	—	—	—	—	3	3
Provision (a)	14	164	(2)	(10)	2	(5)	163
Ending balance (b)	$40	$372	$16	$3	$11	$12	$454
Allowance for:
Loan losses	$23	$244	$11	$3	$9	$12	$302
Lending-related commitments	17	128	5	—	2	—	152
Individually evaluated for impairment:
Loan balance (c)	$—	$—	$—	$—	$18	$—	$18
Allowance for loan losses	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $20 million for the second quarter 2020.
(b)    Includes $11 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $18 million with $26 million of collateral at fair value.

Allowance for credit losses activity for the six months ended June 30, 2021					Wealth management loans and mortgages	Other residential mortgages	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$16	$430	$10	$2	$8	$13	$479
Charge-offs	—	—	—	—	(1)	(1)	(2)
Recoveries	—	—	2	—	—	3	5
Net recoveries (charge-offs)	—	—	2	—	(1)	2	3
Provision (a)	(8)	(141)	(5)	—	(2)	(7)	(163)
Ending balance	$8	$289	$7	$2	$5	$8	$319
(a)    Does not include provision for credit losses benefit related to other financial instruments of $6 million for the six months ended June 30, 2021.

Allowance for credit losses activity for the six months ended June 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Balance at Dec. 31, 2019	$60	$76	$20	$3	$20	$13	$24	$216
Impact of adopting ASU 2016-13	(43)	14	(6)	—	(12)	2	(24)	(69)
Balance at Jan. 1, 2020	17	90	14	3	8	15	—	147
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	—	3
Net recoveries	—	—	—	—	—	3	—	3
Provision (a)	23	282	2	—	3	(6)	—	304
Ending balance	$40	$372	$16	$3	$11	$12	$—	$454
(a)    Does not include provision for credit losses related to other financial instruments of $8 million for the six months ended June 30, 2020.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2021			Dec. 31, 2020
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Other residential mortgages	$38	$1	$39	$57	$—	$57
Wealth management loans and mortgages	6	18	24	10	20	30
Commercial real estate	26	—	26	1	—	1
Total nonperforming loans	70	19	89	68	20	88
Other assets owned	—	1	1	—	1	1
Total nonperforming assets	$70	$20	$90	$68	$21	$89

At June 30, 2021, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2021				Dec. 31, 2020
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$27	$1	$—	$28	$54	$1	$—	$55
Commercial real estate	21	—	—	21	19	16	—	35
Other residential mortgages	3	—	—	3	3	1	—	4
Financial institutions	—	—	—	—	11	—	—	11
Total past due loans	$51	$1	$—	$52	$87	$18	$—	$105

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. See Note 1 of the Notes to Consolidated Financial Statements in our 2020 Annual Report for additional details on the CARES Act, Consolidated Appropriations Act, 2021, and Interagency Guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance. The
Company has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $3 million in the second quarter of 2021, $282 million in the second quarter of 2020 and $6 million in the first quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We did not identify any of the modifications as TDRs. At June 30, 2021, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $77 million.
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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2021
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD21	2020	2019	2018	2017	Prior to 2017			Total (a)
Commercial:
Investment grade	$583	$20	$—	$—	$207	$57	$635	$—	$1,502
Non-investment grade	94	23	—	—	—	—	50	—	167
Total commercial	677	43	—	—	207	57	685	—	1,669	$1
Commercial real estate:
Investment grade	1,161	450	818	116	279	556	378	—	3,758
Non-investment grade	652	153	605	402	76	222	155	26	2,291
Total commercial real estate	1,813	603	1,423	518	355	778	533	26	6,049	7
Financial institutions:
Investment grade	514	101	—	—	—	82	8,233	—	8,930
Non-investment grade	37	—	—	—	—	—	1,765	—	1,802
Total financial institutions	551	101	—	—	—	82	9,998	—	10,732	13
Wealth management loans and mortgages:
Investment grade	58	16	75	5	153	144	9,063	—	9,514
Non-investment grade	2	—	—	—	—	—	38	—	40
Wealth management mortgages	988	1,063	929	583	1,012	3,374	29	—	7,978
Total wealth management loans and mortgages	1,048	1,079	1,004	588	1,165	3,518	9,130	—	17,532	27
Lease financings	17	92	16	11	6	781	—	—	923	—
Other residential mortgages	—	—	—	—	—	339	—	—	339	1
Other loans	—	—	—	—	—	—	2,064	—	2,064	1
Margin loans	5,408	1,900	—	—	—	—	12,615	—	19,923	8
Total loans	$9,514	$3,818	$2,443	$1,117	$1,733	$5,555	$35,025	$26	$59,231	$58
(a)    Excludes overdrafts of $4,316 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

BNY Mellon 69

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2021. In addition, 71% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term, with 87% expiring within one year.

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
70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At June 30, 2021, less than 1% of the mortgages were past due.

At June 30, 2021, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 16%; Massachusetts – 9%; Florida – 9%; and other – 44%.

Lease financings

At June 30, 2021, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest component of our lease residual value exposure is freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $339 million at June 30, 2021 and $389 million at Dec. 31, 2020. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2021 were $59 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.3 billion at June 30, 2021 and $2.7 billion at Dec. 31, 2020. Overdrafts occur on a daily basis and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $19.9 billion of secured margin loans at June 30, 2021, compared with $15.4 billion at Dec. 31, 2020. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2021 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2021.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$8,456	$9,040	$—	$17,496
Dispositions	—	(5)	—	(5)
Foreign currency translation	(21)	17	—	(4)
Balance at June 30, 2021	$8,435	$9,052	$—	$17,487

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$8,332	$9,007	$47	$17,386
Foreign currency translation	(24)	(109)	—	(133)
Other (a)	47	—	(47)	—
Balance at June 30, 2020	$8,355	$8,898	$—	$17,253
(a)    Reflects the transfer of goodwill associated with Capital Markets business.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$608	$1,555	$849	$3,012
Disposition	—	(6)	—	(6)
Amortization	(29)	(15)	—	(44)
Foreign currency translation	—	2	—	2
Balance at June 30, 2021	$579	$1,536	$849	$2,964

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$678	$1,580	$849	$3,107
Amortization	(36)	(16)	—	(52)
Foreign currency translation	—	(10)	—	(10)
Balance at June 30, 2020	$642	$1,554	$849	$3,045

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2021				Dec. 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,060	$(853)	$207	10 years	$1,435	$(1,199)	$236
Customer relationships—Investment and Wealth Management	697	(573)	124	9 years	705	(564)	141
Other	58	(18)	40	14 years	59	(15)	44
Total subject to amortization	1,815	(1,444)	371	10 years	2,199	(1,778)	421
Not subject to amortization: (b)
Tradename	1,295	N/A	1,295	N/A	1,295	N/A	1,295
Customer relationships	1,298	N/A	1,298	N/A	1,296	N/A	1,296
Total not subject to amortization	2,593	N/A	2,593	N/A	2,591	N/A	2,591
Total intangible assets	$4,408	$(1,444)	$2,964	N/A	$4,790	$(1,778)	$3,012
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

BNY Mellon’s three business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. The Investment Services segment is comprised of four reporting units and the Investment and Wealth Management segment is comprised of two reporting units. As a result of the annual goodwill impairment test of the six reporting units conducted in the second quarter of 2021, no goodwill impairment was recognized.

Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2021	Dec. 31, 2020
(in millions)
Corporate/bank-owned life insurance	$5,327	$5,301
Accounts receivable	4,693	3,619
Fails to deliver	3,911	1,371
Software	1,944	1,884
Prepaid pension assets	1,646	1,556
Equity in a joint venture and other investments	1,331	1,259
Qualified affordable housing project investments	1,096	1,145
Renewable energy investments	1,090	1,206
Income taxes receivable	738	599
Assets of consolidated investment management funds	561	487
Prepaid expense	561	477
Federal Reserve Bank stock	475	479
Seed capital	271	215
Fair value of hedging derivatives	77	19
Other (a)	1,612	1,338
Total other assets	$25,333	$20,955
(a)    At June 30, 2021 and Dec. 31, 2020, other assets include $7 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the
BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $144 million at June 30, 2021 and $129 million at Dec. 31, 2020 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	2Q21	1Q21	2Q20	YTD21	YTD20
Upward adjustments	$6	$—	$2	$6	$6	$59
Downward adjustments	—	—	—	—	—	(4)
Net adjustments	$6	$—	$2	$6	$6	$55

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.1 billion at June 30, 2021 and Dec. 31, 2020. Commitments to fund future investments in qualified affordable housing projects totaled $450 million at June 30, 2021 and $514 million at Dec. 31, 2020 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: 2021 – $132 million; 2022 – $110 million; 2023 – $151 million; 2024 – $36 million; 2025 – $1 million; and 2026 and thereafter – $20 million.

Tax credits and other tax benefits recognized were $38 million in the second quarter of 2021, $38 million in the first quarter of 2021, $38 million in the second quarter of 2020, $76 million in the first six months of 2021 and $76 million in the first six months of 2020.

Amortization expense included in the provision for income taxes was $32 million in the second quarter of 2021, $32 million in the first quarter of 2021, $31 million in the second quarter of 2020, $64 million in the first six months of 2021 and $62 million in the first six months of 2020.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2021		Dec. 31, 2020
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$57	$17	$52	$22
Private equity investments (SBICs) (b)	110	57	102	52
Other (c)	46	—	47	—
Total	$213	$74	$201	$74
(a)    Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of three to 11 years at both June 30, 2021 and Dec. 31, 2020, are liquidated.
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
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2021				March 31, 2021				June 30, 2020
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee and other revenue – contract revenue:
Investment services fees:
Asset servicing fees	$1,175	$24	$(16)	$1,183	$1,175	$25	$(18)	$1,182	$1,147	$25	$(15)	$1,157
Clearing services fees	435	—	—	435	455	—	—	455	431	—	—	431
Issuer services fees	281	—	—	281	245	—	—	245	277	—	—	277
Treasury services fees	164	—	(1)	163	159	—	1	160	144	—	1	145
Total investment services fees	2,055	24	(17)	2,062	2,034	25	(17)	2,042	1,999	25	(14)	2,010
Investment management and performance fees	4	870	(4)	870	4	883	(5)	882	4	792	(5)	791
Financing-related fees	16	—	—	16	20	—	—	20	23	1	—	24
Distribution and servicing	—	28	(1)	27	1	28	—	29	(7)	34	—	27
Investment and other income	32	(7)	—	25	36	(11)	—	25	62	(41)	3	24
Total fee and other revenue – contract revenue	2,107	915	(22)	3,000	2,095	925	(22)	2,998	2,081	811	(16)	2,876
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	229	37	44	310	250	18	(5)	263	258	27	54	339
Total fee and other revenue	$2,336	$952	$22	$3,310	$2,345	$943	$(27)	$3,261	$2,339	$838	$38	$3,215
(a)    Primarily includes asset servicing fees, foreign exchange revenue, financing-related fees, investment and other income (loss) and net securities gains (losses), all of which are accounted for using other accounting guidance.
(b)    The revenue in the Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $5 million in the second quarter of 2021 and first quarter of 2021 and $15 million in the second quarter of 2020.
IS – Investment Services business segment.
IWM – Investment and Wealth Management business segment.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2021				June 30, 2020
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee and other revenue – contract revenue:
Investment services fees:
Asset servicing fees	$2,350	$49	$(34)	$2,365	$2,274	$48	$(26)	$2,296
Clearing services fees	890	—	—	890	901	—	—	901
Issuer services fees	526	—	—	526	540	—	—	540
Treasury services fees	323	—	—	323	293	—	1	294
Total investment services fees	4,089	49	(34)	4,104	4,008	48	(25)	4,031
Investment management and performance fees	8	1,753	(9)	1,752	9	1,654	(9)	1,654
Financing-related fees	36	—	—	36	51	1	—	52
Distribution and servicing	1	56	(1)	56	(19)	77	—	58
Investment and other income	68	(18)	—	50	134	(91)	3	46
Total fee and other revenue – contract revenue	4,202	1,840	(44)	5,998	4,183	1,689	(31)	5,841
Fee and other revenue – not in scope of ASC 606 (a)(b)	479	55	39	573	592	(5)	99	686
Total fee and other revenue	$4,681	$1,895	$(5)	$6,571	$4,775	$1,684	$68	$6,527
(a)    Primarily includes asset servicing fees, foreign exchange revenue, financing-related fees, investment and other income (loss) and net securities gains (losses), all of which are accounted for using other accounting guidance.
(b)    The revenue in the Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $10 million in the first six months of 2021 and $(3) million in the first six months of 2020.
IS – Investment Services business segment.
IWM – Investment and Wealth Management business segment.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.7 billion at June 30, 2021 and $2.4 billion at Dec. 31, 2020.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $113 million at June 30, 2021 and $32 million at Dec. 31, 2020. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $189 million at June 30, 2021 and $167 million at Dec. 31, 2020. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the second quarter of 2021 relating to contract liabilities as of March 31, 2021 was $67 million. Revenue recognized in the first six months of 2021 relating to contract liabilities as of Dec. 31, 2020 was $83 million.
Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $67 million at June 30, 2021 and $73 million at Dec. 31, 2020. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the second quarter of 2021, second quarter of 2020 and first quarter of 2021 and $10 million in the first six months of 2021 and first six months of 2020.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the
76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

fulfillment of the performance obligation, and totaled $18 million at June 30, 2021 and $15 million at Dec. 31, 2020. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the consolidated income statement and totaled less than $1 million in the second quarter of 2021, $2 million in the second quarter of 2020, less than $1 million in the first quarter of 2021, $1 million in the first six months of 2021 and $3 million in the first six months of 2020.
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

Note 8–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest revenue
Deposits with the Federal Reserve and other central banks	$(25)	$(16)	$(7)	$(41)	$73
Deposits with banks	11	14	40	25	98
Federal funds sold and securities purchased under resale agreements	25	32	61	57	457
Margin loans	49	45	40	94	127
Non-margin loans	188	185	230	373	539
Securities:
Taxable	415	450	556	865	1,150
Exempt from federal income taxes	11	9	6	20	12
Total securities	426	459	562	885	1,162
Trading securities	11	19	17	30	57
Total interest revenue	685	738	943	1,423	2,513
Interest expense
Deposits	(49)	(37)	(17)	(86)	223
Federal funds purchased and securities sold under repurchase agreements	(5)	(3)	1	(8)	276
Trading liabilities	2	3	2	5	9
Other borrowed funds	1	2	7	3	11
Commercial paper	—	—	1	—	7
Customer payables	—	(1)	(1)	(1)	29
Long-term debt	91	119	170	210	364
Total interest expense	40	83	163	123	919
Net interest revenue	645	655	780	1,300	1,594
Provision for credit losses	(86)	(83)	143	(169)	312
Net interest revenue after provision for credit losses	$731	$738	$637	$1,469	$1,282

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2021			March 31, 2021			June 30, 2020
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$4	$—	$—	$3	$—
Interest cost	34	7	1	34	6	1	39	6	1
Expected return on assets	(75)	(8)	(1)	(75)	(9)	(2)	(79)	(9)	(2)
Other	24	3	—	25	4	—	21	3	—
Net periodic benefit (credit) cost	$(17)	$5	$—	$(16)	$5	$(1)	$(19)	$3	$(1)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2021			June 30, 2020
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$7	$—	$—	$6	$—
Interest cost	68	13	2	78	13	2
Expected return on assets	(150)	(17)	(3)	(159)	(19)	(3)
Other	49	7	—	43	6	(1)
Net periodic benefit (credit) cost	$(33)	$10	$(1)	$(38)	$6	$(2)

Note 10–Income taxes

BNY Mellon recorded an income tax provision of $241 million (19.0% effective tax rate) in the second quarter of 2021, $216 million (18.3% effective tax rate) in the second quarter of 2020 and $221 million (19.2% effective tax rate) in the first quarter of 2021.

Our total tax reserves as of June 30, 2021 were $117 million compared with $119 million at Dec. 31, 2020. If these tax reserves were unnecessary, $117 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2021 is accrued interest, where applicable, of $31 million. The additional tax expense related to interest for the six months ended June 30, 2021 was $4 million, compared with $3 million for the six months ended June 30, 2020.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $1 million as a result of adjustments related to tax years that are still subject to examination.
Our federal income tax returns are closed to examination through 2016. Our New York State income tax returns are closed to examination through 2014. Our New York City income tax returns are closed to examination through 2012. Our UK income tax returns are closed to examination through 2018.

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
78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

realization of tax credits. The projects, which are structured as limited partnerships and limited liability companies, are also VIEs, but are not consolidated.

The following table presents the incremental assets and liabilities included in the consolidated balance sheet as of June 30, 2021 and Dec. 31, 2020. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investments	June 30, 2021				Dec. 31, 2020
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$544		$400	$944	$482		$400	$882
Other assets	17		—	17	5		—	5
Total assets	$561	(a)	$400	$961	$487	(b)	$400	$887
Other liabilities	$7		$400	$407	$3		$400	$403
Total liabilities	$7	(a)	$400	$407	$3	(b)	$400	$403
Nonredeemable noncontrolling interests	$344	(a)	$—	$344	$143	(b)	$—	$143
(a)    Includes voting model entities (“VMEs”) with assets of $160 million, liabilities of $2 million and nonredeemable noncontrolling interests of $40 million.
(b)    Includes VMEs with assets of $314 million, liabilities of $3 million and nonredeemable noncontrolling interests of $76 million.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2021 and Dec. 31, 2020, the following assets and liabilities related to the VIEs where we are not the primary beneficiary were included in our consolidated balance sheets and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2021			Dec. 31, 2020
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities – Available-for-sale (a)	$212	$—	$212	$217	$—	$217
Other	2,400	450	2,865	2,565	514	3,096
(a)    Includes investments in the Company’s sponsored CLOs.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2021 and Dec. 31, 2020.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2021	Dec. 31, 2020	June 30, 2021	Dec. 31, 2020
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.950% to but excluding June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Total		45,826	45,826	$4,541	$4,541
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series E, Series F, Series G and Series H preferred stock is recorded net of issuance costs.

The table below presents the dividends paid on the Parent’s preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		2Q21		1Q21		2Q20		YTD21		YTD20
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,011.11	$5	$1,011.11	$5	$1,022.22	$5	$2,022.22	$10	$2,033.33	$10
Series C	4,000		N/A	N/A	N/A	N/A	1,300.00	8	N/A	N/A	2,600.00	16
Series D	100		2,250.00	11	N/A	—	2,250.00	11	2,250.00	11	2,250.00	11
Series E	100		911.68	9	924.82	9	2,475.00	25	1,836.50	18	2,475.00	25
Series F	100		N/A	—	2,315.50	23	N/A	—	2,315.50	23	2,312.50	23
Series G	100		N/A	—	2,350.00	24	N/A	—	2,350.00	24	N/A	—
Series H	100		925.00	6	1,408.06	8	N/A	N/A	2,333.06	14	N/A	N/A
Total				$31		$69		$49		$100		$85
(a)    Represents Normal Preferred Capital Securities.
N/A – Not applicable.
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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2021			March 31, 2021			June 30, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$38	$13	$51	$(127)	$(23)	$(150)	$104	$11	$115
Total foreign currency translation	38	13	51	(127)	(23)	(150)	104	11	115
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	106	(29)	77	(926)	223	(703)	989	(236)	753
Reclassification adjustment (b)	(2)	1	(1)	—	—	—	(9)	2	(7)
Net unrealized gain (loss) on assets available-for-sale	104	(28)	76	(926)	223	(703)	980	(234)	746
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	27	(2)	25	28	(6)	22	24	(5)	19
Total defined benefit plans	27	(2)	25	28	(6)	22	24	(5)	19
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge gain arising during period	—	—	—	1	—	1	3	(1)	2
Reclassification of net loss (gain) to net income:
FX contracts – staff expense	(4)	1	(3)	(5)	1	(4)	3	(1)	2
Total reclassifications to net income	(4)	1	(3)	(5)	1	(4)	3	(1)	2
Net unrealized (loss) gain on cash flow hedges	(4)	1	(3)	(4)	1	(3)	6	(2)	4
Total other comprehensive income (loss)	$165	$(16)	$149	$(1,029)	$195	$(834)	$1,114	$(230)	$884
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

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2021			June 30, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(89)	$(10)	$(99)	$(161)	$(93)	$(254)
Total foreign currency translation	(89)	(10)	(99)	(161)	(93)	(254)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(820)	194	(626)	1,232	(296)	936
Reclassification adjustment (b)	(2)	1	(1)	(18)	4	(14)
Net unrealized (loss) gain on assets available-for-sale	(822)	195	(627)	1,214	(292)	922
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	55	(8)	47	48	(11)	37
Total defined benefit plans	55	(8)	47	48	(11)	37
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	1	—	1	(10)	2	(8)
Reclassification of net (gains) losses to net income:
FX contracts – staff expense	(9)	2	(7)	2	(1)	1
Total reclassifications to net income	(9)	2	(7)	2	(1)	1
Net unrealized (loss) on cash flow hedges	(8)	2	(6)	(8)	1	(7)
Total other comprehensive (loss) income	$(864)	$179	$(685)	$1,093	$(395)	$698
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

The following tables present the financial instruments carried at fair value at June 30, 2021 and Dec. 31, 2020, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

Assets measured at fair value on a recurring basis at June 30, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$25,437	$—	$—	$—	$25,437
Agency RMBS	—	17,843	—	—	17,843
Sovereign debt/sovereign guaranteed	5,734	7,461	—	—	13,195
Supranational	—	8,095	—	—	8,095
Agency commercial MBS	—	7,854	—	—	7,854
Foreign covered bonds	—	6,793	—	—	6,793
CLOs	—	5,139	—	—	5,139
U.S. government agencies	—	3,350	—	—	3,350
Non-agency commercial MBS	—	3,280	—	—	3,280
Foreign government agencies	—	2,708	—	—	2,708
State and political subdivisions	—	2,606	—	—	2,606
Non-agency RMBS (b)	—	2,477	—	—	2,477
Other ABS	—	2,456	—	—	2,456
Corporate bonds	—	2,347	—	—	2,347
Other debt securities	—	1	—	—	1
Total available-for-sale securities	31,171	72,410	—	—	103,581
Trading assets:
Debt instruments	1,752	1,449	—	—	3,201
Equity instruments (c)	7,542	—	—	—	7,542
Derivative assets not designated as hedging:
Interest rate	4	3,670	—	(1,601)	2,073
Foreign exchange	—	6,774	—	(4,073)	2,701
Equity and other contracts	1	5	—	(3)	3
Total derivative assets not designated as hedging	5	10,449	—	(5,677)	4,777
Total trading assets	9,299	11,898	—	(5,677)	15,520
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	77	—	—	77
Total derivative assets designated as hedging	—	77	—	—	77
Other assets (d)	494	438	—	—	932
Total other assets	494	515	—	—	1,009
Assets measured at NAV (d)					213
Total assets	$40,964	$84,823	$—	$(5,677)	$120,323
Percentage of total assets prior to netting	33%	67%	—%
82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Liabilities:
Trading liabilities:
Debt instruments	$3,536	$39	$—	$—	$3,575
Equity instruments	121	—	—	—	121
Derivative liabilities not designated as hedging:
Interest rate	2	3,162	—	(2,063)	1,101
Foreign exchange	—	6,175	—	(4,531)	1,644
Equity and other contracts	3	94	—	(87)	10
Total derivative liabilities not designated as hedging	5	9,431	—	(6,681)	2,755
Total trading liabilities	3,662	9,470	—	(6,681)	6,451
Long-term debt (c)	—	400	—	—	400
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	469	—	—	469
Foreign exchange	—	106	—	—	106
Total derivative liabilities designated as hedging	—	575	—	—	575
Other liabilities	1	6	—	—	7
Total other liabilities	1	581	—	—	582
Total liabilities	$3,663	$10,451	$—	$(6,681)	$7,433
Percentage of total liabilities prior to netting	26%	74%	—%
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
(b)    Includes $416 million in Level 2 that was included in the former Grantor Trust.
(c)    Includes certain interests in securitizations.
(d)    Includes seed capital, private equity investments and other assets.
BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$24,894	$—	$—	$—	$24,894
Agency RMBS	—	22,347	—	—	22,347
Sovereign debt/sovereign guaranteed	5,909	6,482	—	—	12,391
Agency commercial MBS	—	9,228	—	—	9,228
Supranational	—	7,160	—	—	7,160
Foreign covered bonds	—	6,725	—	—	6,725
CLOs	—	4,703	—	—	4,703
Foreign government agencies	—	4,135	—	—	4,135
U.S. government agencies	—	3,853	—	—	3,853
Other ABS	—	3,164	—	—	3,164
Non-agency commercial MBS	—	3,017	—	—	3,017
Non-agency RMBS (b)	—	2,326	—	—	2,326
State and political subdivisions	—	2,308	—	—	2,308
Corporate bonds	—	1,994	—	—	1,994
Commercial paper/CDs	—	249	—	—	249
Other debt securities	—	1	—	—	1
Total available-for-sale securities	30,803	77,692	—	—	108,495
Trading assets:
Debt instruments	1,803	3,868	—	—	5,671
Equity instruments (c)	5,775	—	—	—	5,775
Derivative assets not designated as hedging:
Interest rate	5	4,477	—	(1,952)	2,530
Foreign exchange	—	7,688	—	(6,392)	1,296
Equity and other contracts	—	2	—	(2)	—
Total derivative assets not designated as hedging	5	12,167	—	(8,346)	3,826
Total trading assets	7,583	16,035	—	(8,346)	15,272
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	19	—	—	19
Total derivative assets designated as hedging	—	19	—	—	19
Other assets (d)	504	285	—	—	789
Total other assets	504	304	—	—	808
Assets measured at NAV (d)					201
Total assets	$38,890	$94,031	$—	$(8,346)	$124,776
Percentage of total assets prior to netting	29%	71%	—%

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2020					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Liabilities:
Trading liabilities:
Debt instruments	$2,287	$35	$—	$—	$2,322
Equity instruments	11	—	—	—	11
Derivative liabilities not designated as hedging:
Interest rate	2	3,878	—	(2,348)	1,532
Foreign exchange	—	7,622	—	(5,484)	2,138
Equity and other contracts	7	34	—	(13)	28
Total derivative liabilities not designated as hedging	9	11,534	—	(7,845)	3,698
Total trading liabilities	2,307	11,569	—	(7,845)	6,031
Long-term debt (c)	—	400	—	—	400
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	666	—	—	666
Foreign exchange	—	441	—	—	441
Total derivative liabilities designated as hedging	—	1,107	—	—	1,107
Other liabilities	1	2	—	—	3
Total other liabilities	1	1,109	—	—	1,110
Total liabilities	$2,308	$13,078	$—	$(7,845)	$7,541
Percentage of total liabilities prior to netting	15%	85%	—%
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
(d)    Includes seed capital, private equity investments and other assets.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2021						Dec. 31, 2020
	Total carrying value		Ratings (a)				Total carrying value		Ratings (a)
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollars in millions)		(b)						(b)
Non-agency RMBS (c), originated in:
2008-2021	$1,828		100%	—%	—%	—%	$1,548		100%	—%	—%	—%
2007	135		—	4	—	96	179		12	3	—	85
2006	207		—	24	—	76	237		—	23	—	77
2005	193		3	6	1	90	227		3	—	7	90
2004 and earlier	114		18	9	5	68	135		19	10	11	60
Total non-agency RMBS	$2,477		75%	3%	—%	22%	$2,326		69%	3%	1%	27%
Non-agency commercial MBS originated in:
2009-2021	$3,280		99%	1%	—%	—%	$3,017		99%	1%	—%	—%
Foreign covered bonds:
Canada	$2,294		100%	—%	—%	—%	$2,552		100%	—%	—%	—%
UK	1,313		100	—	—	—	1,259		100	—	—	—
Australia	866		100	—	—	—	951		100	—	—	—
Norway	719		100	—	—	—	703		100	—	—	—
Germany	625		100	—	—	—	494		100	—	—	—
Other	976		100	—	—	—	766		100	—	—	—
Total foreign covered bonds	$6,793		100%	—%	—%	—%	$6,725		100%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$3,429		100%	—%	—%	—%	$2,222		100%	—%	—%	—%
France	1,898		100	—	—	—	1,697		100	—	—	—
Italy	1,724		—	—	100	—	2,010		—	—	100	—
Singapore	1,209		100	—	—	—	984		100	—	—	—
Spain	1,081		—	9	91	—	1,920		—	5	95	—
UK	1,041		100	—	—	—	1,089		100	—	—	—
Canada	662		100	—	—	—	572		100	—	—	—
Hong Kong	472		100	—	—	—	29		100	—	—	—
Japan	399		—	100	—	—	408		—	100	—	—
Netherlands	350		100	—	—	—	491		100	—	—	—
Austria	293		100	—	—	—	256		100	—	—	—
Ireland	241		—	100	—	—	252		—	100	—	—
Other (d)	396		67	—	—	33	461		73	—	—	27
Total sovereign debt/sovereign guaranteed	$13,195		73%	6%	20%	1%	$12,391		62%	6%	31%	1%
Foreign government agencies:
Netherlands	$916		100%	—%	—%	—%	$847		100%	—%	—%	—%
Canada	543		77	23	—	—	511		75	25	—	—
France	283		100	—	—	—	305		100	—	—	—
Sweden	276		100	—	—	—	281		100	—	—	—
Norway	251		100	—	—	—	273		100	—	—	—
Finland	196		100	—	—	—	225		100	—	—	—
Germany	30		100	—	—	—	1,473		100	—	—	—
Other	213		54	46	—	—	220		55	45	—	—
Total foreign government agencies	$2,708		92%	8%	—%	—%	$4,135		95%	5%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2021 and Dec. 31, 2020, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes $416 million at June 30, 2021 and $487 million at Dec. 31, 2020 that were included in the former Grantor Trust.
(d)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $129 million at June 30, 2021 and $125 million at Dec. 31, 2020.
86 BNY Mellon

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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of June 30, 2021 and Dec. 31, 2020.

Assets measured at fair value on a nonrecurring basis	June 30, 2021				Dec. 31, 2020
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$45	$—	$45	$—	$48	$—	$48
Other assets (b)	—	145	—	145	—	131	—	131
Total assets at fair value on a nonrecurring basis	$—	$190	$—	$190	$—	$179	$—	$179
(a)    The fair value of these loans decreased less than $1 million in both the second quarter of 2021 and the fourth quarter of 2020, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2021 and Dec. 31, 2020, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$126,355	$—	$126,355	$126,355
Interest-bearing deposits with banks	—	21,275	—	21,275	21,270
Federal funds sold and securities purchased under resale agreements	—	29,762	—	29,762	29,762
Securities held-to-maturity	10,475	42,444	—	52,919	52,325
Loans (a)	—	62,517	—	62,517	62,355
Other financial assets	5,154	1,149	—	6,303	6,303
Total	$15,629	$283,502	$—	$299,131	$298,370
Liabilities:
Noninterest-bearing deposits	$—	$94,081	$—	$94,081	$94,081
Interest-bearing deposits	—	243,703	—	243,703	244,589
Federal funds purchased and securities sold under repurchase agreements	—	12,425	—	12,425	12,425
Payables to customers and broker-dealers	—	23,704	—	23,704	23,704
Borrowings	—	642	—	642	642
Long-term debt	—	26,463	—	26,463	25,229
Total	$—	$401,018	$—	$401,018	$400,670
(a)    Does not include the leasing portfolio.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$141,775	$—	$141,775	$141,775
Interest-bearing deposits with banks	—	17,310	—	17,310	17,300
Federal funds sold and securities purchased under resale agreements	—	30,907	—	30,907	30,907
Securities held-to-maturity	4,120	45,104	—	49,224	47,946
Loans (a)	—	53,586	—	53,586	55,121
Other financial assets	6,252	1,160	—	7,412	7,412
Total	$10,372	$289,842	$—	$300,214	$300,461
Liabilities:
Noninterest-bearing deposits	$—	$83,854	$—	$83,854	$83,854
Interest-bearing deposits	—	257,287	—	257,287	257,691
Federal funds purchased and securities sold under repurchase agreements	—	11,305	—	11,305	11,305
Payables to customers and broker-dealers	—	25,085	—	25,085	25,085
Borrowings	—	563	—	563	563
Long-term debt	—	27,306	—	27,306	25,584
Total	$—	$405,400	$—	$405,400	$404,082
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

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2021	Dec. 31, 2020
(in millions)
Assets of consolidated investment management funds:
Trading assets	$544	$482
Other assets	17	5
Total assets of consolidated investment management funds	$561	$487
Liabilities of consolidated investment management funds:
Other liabilities	7	3
Total liabilities of consolidated investment management funds	$7	$3

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

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $400 million at June 30, 2021 and $400 million at Dec. 31, 2020. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of long-term debt recorded in other trading revenue which is included in investment and other income in the consolidated income statement.

Change in fair value of long-term debt (a)
(in millions)	2Q21	1Q21	2Q20	YTD21	YTD20
Investment and other income – other trading revenue	$—	$—	$(2)	$—	$(12)
(a)    The changes in fair value are approximately offset by an economic hedge included in other trading revenue.

88 BNY Mellon

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2021.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, corporate bonds and foreign covered bonds. At June 30, 2021, $24.4 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $24.4 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2021, $22.6 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $22.6 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, Hong Kong dollar, Polish zloty, Singapore dollar and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2021, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $360 million (notional), with a net pre-tax gain of $2 million recorded in accumulated OCI. Over the next 12 months, a gain of $3 million will be reclassified to earnings.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At June 30, 2021, $147 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $147 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2021, forward foreign exchange contracts with notional amounts totaling $8.4 billion were designated as net investment hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon and, at June 30, 2021, had a combined U.S. dollar equivalent carrying value of $181 million.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q21	1Q21	2Q20	YTD21	YTD20
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$(325)	$791	$19	$466	$(1,014)
Hedged item	Interest revenue	322	(785)	(15)	(463)	996
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	22	(353)	47	(331)	761
Hedged item	Interest expense	(21)	351	(49)	330	(757)
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	(1)	8	(5)	7	(12)
Hedged item	Foreign exchange revenue	1	(7)	5	(6)	12
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	4	5	(3)	9	(2)
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$2	$10	$(1)	$12	$(16)
(a)    Includes gains of less than $1 million in the second quarter of 2021, first quarter of 2021, second quarter of 2020, first six months of 2021 and first six months of 2020 associated with the amortization of the excluded component. At June 30, 2021 and Dec. 31, 2020, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q21	1Q21	2Q20	YTD21	YTD20		2Q21	1Q21	2Q20	YTD21	YTD20
FX contracts	$(62)	$82	$(45)	$20	$392	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2021	Dec. 31, 2020	June 30, 2021	Dec. 31, 2020
Available-for-sale securities (b)(c)	$24,330	$17,536	$927	$1,428
Long-term debt	$23,159	$14,784	$482	$783
(a)    Includes $159 million and $177 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at June 30, 2021 and Dec. 31, 2020, respectively, and $89 million and $118 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2021 and Dec. 31, 2020, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $147 million at June 30, 2021 and $148 million at Dec. 31, 2020.
(c)    Carrying amount represents the amortized cost.
90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2021	Dec. 31, 2020	June 30, 2021	Dec. 31, 2020	June 30, 2021	Dec. 31, 2020
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$46,961	$31,360	$—	$—	$469	$666
Foreign exchange contracts	8,916	8,706	77	19	106	441
Total derivatives designated as hedging instruments			$77	$19	$575	$1,107
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$231,744	$198,865	$3,674	$4,482	$3,164	$3,880
Foreign exchange contracts	852,013	813,003	6,774	7,688	6,175	7,622
Equity contracts	6,998	5,142	6	2	93	37
Credit contracts	165	165	—	—	4	4
Total derivatives not designated as hedging instruments			$10,454	$12,172	$9,436	$11,543
Total derivatives fair value (d)			$10,531	$12,191	$10,011	$12,650
Effect of master netting agreements (e)			(5,677)	(8,346)	(6,681)	(7,845)
Fair value after effect of master netting agreements			$4,854	$3,845	$3,330	$4,805
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,022 million and $2,026 million, respectively, at June 30, 2021, and $1,552 million and $1,051 million, respectively, at Dec. 31, 2020.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q21	1Q21	2Q20		YTD21	YTD20
Foreign exchange revenue	$184	$231	$193	(a)	$415	$438	(a)
Other trading (loss) revenue	(1)	(7)	(8)	(a)	(8)	58	(a)
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

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were gains of $13 million in the second quarter of 2021, $28 million in the second quarter of 2020, $10 million in the first quarter of 2021 and $23
BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

million in the first six months of 2021 and a loss of $13 million in the first six months of 2020.

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

	June 30, 2021	Dec. 31, 2020
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$5,244	$5,235
Collateral posted	$5,711	$5,568
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

Potential close-out exposures (fair value) (a)
	June 30, 2021	Dec. 31, 2020
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$56	$79
Baa2/BBB	$507	$813
Ba1/BB+	$3,102	$2,859
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2021 and Dec. 31, 2020, existing collateral arrangements would have required us to post additional collateral of $43 million and $41 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2021
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,412	$1,601		$811	$239	$—	$572
Foreign exchange contracts	6,186	4,073		2,113	107	—	2,006
Equity and other contracts	7	3		4	—	—	4
Total derivatives subject to netting arrangements	8,605	5,677		2,928	346	—	2,582
Total derivatives not subject to netting arrangements	1,926	—		1,926	—	—	1,926
Total derivatives	10,531	5,677		4,854	346	—	4,508
Reverse repurchase agreements	59,689	41,122	(b)	18,567	18,555	—	12
Securities borrowing	11,195	—		11,195	10,344	—	851
Total	$81,415	$46,799		$34,616	$29,245	$—	$5,371
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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2021				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,619	$2,063		$1,556	$1,486	$—	$70
Foreign exchange contracts	5,793	4,531		1,262	497	—	765
Equity and other contracts	93	87		6	—	—	6
Total derivatives subject to netting arrangements	9,505	6,681		2,824	1,983	—	841
Total derivatives not subject to netting arrangements	506	—		506	—	—	506
Total derivatives	10,011	6,681		3,330	1,983	—	1,347
Repurchase agreements	52,216	41,122	(b)	11,094	11,093	1	—
Securities lending	1,331	—		1,331	1,253	—	78
Total	$63,558	$47,803		$15,755	$14,329	$1	$1,425
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2021				Dec. 31, 2020
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$44,545	$47	$—	$44,592	$62,381	$—	$—	$62,381
Corporate bonds	243	184	1,480	1,907	190	218	1,436	1,844
Sovereign debt/sovereign guaranteed	433	—	1,244	1,677	—	—	—	—
Agency RMBS	1,239	—	—	1,239	3,117	—	80	3,197
State and political subdivisions	31	27	749	807	66	40	864	970
U.S. government agencies	726	—	—	726	425	—	—	425
Other debt securities	63	14	115	192	7	21	138	166
Equity securities	—	75	1,001	1,076	—	21	827	848
Total	$47,280	$347	$4,589	$52,216	$66,186	$300	$3,345	$69,831
Securities lending:
Agency RMBS	$167	$—	$—	$167	$161	$—	$—	$161
Other debt securities	86	—	—	86	52	—	—	52
Equity securities	1,078	—	—	1,078	822	—	—	822
Total	$1,331	$—	$—	$1,331	$1,035	$—	$—	$1,035
Total secured borrowings	$48,611	$347	$4,589	$53,547	$67,221	$300	$3,345	$70,866

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2021	Dec. 31, 2020
(in millions)
Lending commitments	$47,098	$47,577
Standby letters of credit (“SBLC”) (a)	2,182	2,265
Commercial letters of credit	98	60
Securities lending indemnifications (b)(c)	495,340	469,121
(a)Net of participations totaling $129 million at June 30, 2021 and $154 million at Dec. 31, 2020.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $61 billion at June 30, 2021 and $62 billion at Dec. 31, 2020.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $47 billion at June 30, 2021 and $41 billion at Dec. 31, 2020.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.5 billion in less than one year, $17.0 billion in one to five years and $638 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $131 million at June 30, 2021 and $194 million at Dec. 31, 2020. At June 30, 2021, $1.5 billion of the SBLCs will expire within one year, $702 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2021	Dec. 31, 2020

Investment grade	86%	82%
Non-investment grade	14%	18%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $98 million at June 30, 2021 and $60 million at Dec. 31, 2020.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $50 million at June 30, 2021 and $121 million at Dec. 31, 2020.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $522 billion at June 30, 2021 and $493 billion at Dec. 31, 2020.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2021 and Dec. 31, 2020, $61 billion and $62 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $64 billion and $66 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2021, we had $2.6 billion of unsettled repurchase agreements and $6.4 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2021. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2021
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$20.2	$22.6
Asset managers	1.5	6.9	8.4
Banks	6.0	1.1	7.1
Insurance	0.2	3.0	3.2
Government	0.1	0.2	0.3
Other	0.5	1.0	1.5
Total	$10.7	$32.4	$43.1

Commercial portfolio exposure (in billions)	June 30, 2021
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$3.9	$4.5
Energy and utilities	0.3	4.0	4.3
Services and other	0.7	3.5	4.2
Media and telecom	0.1	0.9	1.0
Total	$1.7	$12.3	$14.0

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2021 and Dec. 31, 2020, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2021 and Dec. 31, 2020, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $735 million in
98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. After dismissals, three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. All the cases that have been brought in federal court against Pershing and the case brought against The Bank of New York Mellon have been consolidated in Texas federal court for discovery purposes. In July 2020, after being enjoined from pursuing claims before the Financial Industry Regulatory Authority, Inc. (“FINRA”), an investment firm filed an action against Pershing in Texas federal court. This action has been resolved. Various alleged Stanford CD purchasers asserted similar claims in FINRA arbitration proceedings, all of which have been settled or decided.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP has appealed that decision. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a $3 million judgment against DTVM and Ativos, which DTVM and Ativos intend to appeal. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own
BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice, and the MPF has appealed that decision. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated two proceedings with the purpose of determining liability for losses to two investment funds administered by DTVM in which Postalis was the exclusive investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $45 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM has filed an administrative appeal of the decision. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than GAAP which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the second quarter of 2021.

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

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2021	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,336	$952	(a)	$22	$3,310	(a)
Net interest revenue (expense)	643	47		(45)	645
Total revenue (loss)	2,979	999	(a)	(23)	3,955	(a)
Provision for credit losses	(77)	(4)		(5)	(86)
Noninterest expense	2,052	677		49	2,778
Income (loss) before income taxes	$1,004	$326	(a)	$(67)	$1,263	(a)
Pre-tax operating margin (b)	34%	33%		N/M	32%
Average assets	$383,330	$30,370		$38,629	$452,329
(a)    Total fee and other revenue, total revenue and income before income taxes are net of noncontrolling interests of $5 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended March 31, 2021	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue (loss)	$2,345	$943	(a)	$(27)	$3,261	(a)
Net interest revenue (expense)	645	48		(38)	655
Total revenue (loss)	2,990	991	(a)	(65)	3,916	(a)
Provision for credit losses	(79)	4		(8)	(83)
Noninterest expense	2,101	709		41	2,851
Income (loss) before income taxes	$968	$278	(a)	$(98)	$1,148	(a)
Pre-tax operating margin (b)	32%	28%		N/M	29%
Average assets	$385,054	$32,066		$43,259	$460,379
(a)    Total fee and other revenue, total revenue and income before income taxes are net of noncontrolling interests of $5 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended June 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,339	$838	(a)	$38	$3,215	(a)
Net interest revenue (expense)	768	48		(36)	780
Total revenue	3,107	886	(a)	2	3,995	(a)
Provision for credit losses	145	7		(9)	143
Noninterest expense	1,989	658		39	2,686
Income (loss) before income taxes	$973	$221	(a)	$(28)	$1,166	(a)
Pre-tax operating margin (b)	31%	25%		N/M	29%
Average assets	$335,288	$30,327		$49,744	$415,359
(a)    Total fee and other revenue, total revenue and income before income taxes are net of noncontrolling interests of $15 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2021	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue (loss)	$4,681	$1,895	(a)	$(5)	$6,571	(a)
Net interest revenue (expense)	1,288	95		(83)	1,300
Total revenue (loss)	5,969	1,990	(a)	(88)	7,871	(a)
Provision for credit losses	(156)	—		(13)	(169)
Noninterest expense	4,153	1,386		90	5,629
Income (loss) before income taxes	$1,972	$604	(a)	$(165)	$2,411	(a)
Pre-tax operating margin (b)	33%	30%		N/M	31%
Average assets	$384,187	$31,213		$40,932	$456,332
(a)    Total fee and other revenue, total revenue and income before income taxes are net of noncontrolling interests of $10 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2020	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,775	$1,684	(a)	$68	$6,527	(a)
Net interest revenue (expense)	1,574	100		(80)	1,594
Total revenue (loss)	6,349	1,784	(a)	(12)	8,121	(a)
Provision for credit losses	294	16		2	312
Noninterest expense	3,976	1,353		69	5,398
Income (loss) before income taxes	$2,079	$415	(a)	$(83)	$2,411	(a)
Pre-tax operating margin (b)	33%	23%		N/M	30%
Average assets	$319,689	$30,435		$50,194	$400,318
(a)    Total fee and other revenue, total revenue and income before income taxes are net of noncontrolling interests of $(3) million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2021	2020
Transfers from loans to other assets for other real estate owned	$1	$—
Change in assets of consolidated investment management funds	74	215
Change in liabilities of consolidated investment management funds	4	3
Change in nonredeemable noncontrolling interests of consolidated investment management funds	201	10
Securities purchased not settled	866	1,730
Securities sold not settled	100	—
Available-for-sale securities transferred to held-to-maturity	5,945	—
Premises and equipment/operating lease obligations	56	66

BNY Mellon 103

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

104 BNY Mellon

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
BNY Mellon 105

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

106 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2021. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2021			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2021
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2021	12,063	$48.01	12,063	$3,171
May 2021	507	50.07	507	3,146
June 2021	264	51.94	264	3,132
Second quarter of 2021 (a)	12,834	$48.17	12,834	$6,000	(b)
(a)    Includes 70 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $48.20.
(b)    Represents the maximum value of the shares to be repurchased through the fourth quarter of 2022 under the share repurchase plan announced in June 2021 and includes shares repurchased in connection with employee benefit plans.

In December 2020, in connection with the Federal Reserve’s release of the second round of CCAR stress tests during 2020, we announced a share repurchase plan approved by our Board of Directors. This program provided for the repurchase of up to $4.451 billion from the third quarter of 2020 through the third quarter of 2021. Any repurchases during that period were made in a manner consistent with any applicable distribution limitations imposed by the Federal Reserve.

In June 2021, in connection with the Federal Reserve’s release of the 2021 CCAR stress tests, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $6.0 billion of common stock beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaced all previously authorized share repurchase plans.

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
BNY Mellon 107

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
108 BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2021. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	2021 Form of Restricted Stock Unit Agreement.	Filed herewith.
10.2	2021 Form of Performance Share Agreement.	Filed herewith.
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) as filed with the Commission on May 6, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 109

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 5, 2021	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

110 BNY Mellon