Form 10-Q
period 2021-09-30
Bank of New York Mellon Corp
filed 2021-11-05
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021
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

As of Sept. 30, 2021, 825,821,063 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2021 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2021 events	4
Highlights of third quarter 2021 results	5
Impact of coronavirus pandemic on our business	6
Fee and other revenue	7
Net interest revenue	11
Noninterest expense	14
Income taxes	14
Review of businesses	15
Critical accounting estimates	22
Consolidated balance sheet review	22
Liquidity and dividends	32
Capital	36
Trading activities and risk management	41
Asset/liability management	43
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	45
Recent regulatory developments	47
Other matters	47
Website information	47

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	49
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended				Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020		Sept. 30, 2021	Sept. 30, 2020
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$881	$991	$876		$2,730	$2,721
Basic earnings per share	$1.04	$1.14	$0.98		$3.15	$3.05
Diluted earnings per share	$1.04	$1.13	$0.98		$3.14	$3.04

Fee and other revenue	$3,394	$3,315	$3,144	(a)	$9,975	$9,668	(a)
Net interest revenue	641	645	703		1,941	2,297
Total revenue	$4,035	$3,960	$3,847		$11,916	$11,965

Return on common equity (annualized)	8.8%	9.8%	8.7%		9.1%	9.4%
Return on tangible common equity (annualized) – Non-GAAP (b)	16.8%	18.6%	16.7%		17.1%	18.5%

Return on average assets (annualized)	0.78%	0.88%	0.84%		0.81%	0.90%

Fee revenue as a percentage of total revenue	81%	81%	80%	(a)	82%	79%	(a)

Non-U.S. revenue as a percentage of total revenue	38%	38%	37%		38%	37%

Pre-tax operating margin	29%	32%	30%		30%	30%

Net interest margin	0.67%	0.67%	0.79%		0.67%	0.89%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (c)	0.68%	0.67%	0.79%		0.67%	0.89%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (d)	$45.3	$45.0	$38.6		$45.3	$38.6
Assets under management (“AUM”) at period end (in billions) (e)	$2,310	$2,320	$2,041		$2,310	$2,041
Market value of securities on loan at period end (in billions) (f)	$443	$456	$378		$443	$378

Average common shares and equivalents outstanding (in thousands):
Basic	844,088	869,460	889,499		865,374	891,050
Diluted	849,028	873,475	891,069		869,324	892,793

Selected average balances:
Interest-earning assets	$381,065	$388,285	$357,634		$388,823	$346,418
Total assets	$446,761	$452,329	$414,865		$453,106	$405,203
Interest-bearing deposits	$233,363	$239,466	$211,500		$239,272	$206,610
Noninterest-bearing deposits	$85,581	$85,802	$67,610		$84,945	$66,869
Long-term debt	$25,751	$25,275	$26,511		$25,740	$27,285
Preferred stock	$4,541	$4,541	$4,532		$4,541	$4,029
Total The Bank of New York Mellon Corporation common shareholders’ equity	$39,755	$40,393	$39,924		$40,286	$38,693

Other information at period end:
Cash dividends per common share	$0.34	$0.31	$0.31		$0.96	$0.93
Common dividend payout ratio	33%	27%	32%		31%	31%
Common dividend yield (annualized)	2.6%	2.4%	3.6%		2.5%	3.6%
Closing stock price per common share	$51.84	$51.23	$34.34		$51.84	$34.34
Market capitalization	$42,811	$44,220	$30,430		$42,811	$30,430
Book value per common share	$47.30	$47.20	$45.58		$47.30	$45.58
Tangible book value per common share – Non-GAAP (b)	$24.88	$25.64	$24.60		$24.88	$24.60
Full-time employees	48,900	48,800	48,600		48,900	48,600
Common shares outstanding (in thousands)	825,821	863,174	886,136		825,821	886,136
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020
Average liquidity coverage ratio (“LCR”)	111%	110%	110%

Regulatory capital ratios: (g)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	11.8%	12.7%	13.1%
Tier 1 capital ratio	14.5	15.3	15.8
Total capital ratio	15.2	16.0	16.7
Standardized:
CET1 ratio	11.7%	12.6%	13.4%
Tier 1 capital ratio	14.4	15.2	16.1
Total capital ratio	15.3	16.2	17.1

Tier 1 leverage ratio	5.7%	6.0%	6.3%
Supplementary leverage ratio (“SLR”) (h)	7.0	7.5	8.6

BNY Mellon shareholders’ equity to total assets ratio	9.3%	9.7%	9.8%
BNY Mellon common shareholders’ equity to total assets ratio	8.3	8.7	8.8
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
(d)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.7 trillion at Sept. 30, 2021 and June 30, 2021 and $1.4 trillion at Sept. 30, 2020.
(e)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
(f)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $68 billion at Sept. 30, 2021, $63 billion at June 30, 2021 and $62 billion at Sept. 30, 2020.
(g)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 36.
(h)    The SLR at Dec. 31, 2020 reflects the temporary exclusion of U.S. Treasury securities from the leverage exposure, which increased our SLR by 72 basis points. The temporary exclusion ceased to apply beginning April 1, 2021. See “Capital” beginning on page 36 for additional information.

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

Key third quarter 2021 events

Share repurchase program and increase in cash dividend on common stock

In June 2021, our Board of Directors approved the repurchase of up to $6.0 billion of common stock starting in the third quarter of 2021 and continuing through the fourth quarter of 2022.

Additionally, in July, our Board of Directors approved a 10% increase in the quarterly cash dividend on common stock, from $0.31 to $0.34 per share. This increased quarterly cash dividend was paid on Aug. 9, 2021.

4 BNY Mellon

Highlights of third quarter 2021 results

Net income applicable to common shareholders was $881 million, or $1.04 per diluted common share, in the third quarter of 2021. Net income applicable to common shareholders was $876 million, or $0.98 per diluted common share, in the third quarter of 2020. The highlights below are based on the third quarter of 2021 compared with the third quarter of 2020, unless otherwise noted.

•Total revenue of $4.0 billion increased 5%, primarily reflecting:
•Fee and other revenue increased 8%, primarily reflecting:
•Fee revenue increased 6%, primarily reflecting the positive impact of higher markets, higher client volumes and the favorable impact of a weaker U.S. dollar, partially offset by higher money market fee waivers. (See “Fee and other revenue” beginning on page 7.)
•Other revenue increased primarily reflecting strategic equity investment gains. (See “Fee and other revenue” beginning on page 7.)
•Net interest revenue decreased 9%, primarily reflecting lower interest rates on interest-earning assets and the impact of hedging activities (primarily offset in fee and other revenue). This was partially offset by the benefit of lower funding and deposit rates and higher deposit and loan balances. (See “Net interest revenue” on page 11.)
•Provision for credit losses was a benefit of $45 million primarily driven by an improvement in the macroeconomic forecast. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 29.)
•Noninterest expense increased 9%, 3% of which was due to higher litigation reserves. The remainder of the increase primarily reflects higher revenue-related expenses, investments in growth, infrastructure and efficiency initiatives and the unfavorable impact of a weaker U.S. dollar. (See “Noninterest expense” on page 14.)
•Effective tax rate of 18.8%. (See “Income taxes” on page 14.)

Capital and liquidity

•CET1 ratio was 11.7% at Sept. 30, 2021, compared with 12.6% at June 30, 2021. The decrease primarily reflects capital deployed through common stock repurchases and dividends, partially offset by capital generated through earnings. (See “Capital” beginning on page 36.)
•Tier 1 leverage was 5.7% at Sept. 30, 2021, compared with 6.0% at June 30, 2021. The decrease reflects lower Tier 1 common equity driven by common share repurchases, partially offset by lower average assets. (See “Capital” beginning on page 36.)
•Repurchased 38.1 million common shares for $2.0 billion.

Highlights of our principal businesses

Investment Services
•Total revenue increased 3%.
•Income before income taxes decreased 9%.
•AUC/A of $45.3 trillion increased 17%, primarily reflecting higher market values, client inflows and net new business.

Investment and Wealth Management
•Total revenue increased 12%.
•Income before income taxes increased 42%.
•AUM of $2.3 trillion increased 13%, primarily reflecting higher market values, net inflows and the favorable impact of a weaker U.S. dollar.

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

Short-term interest rates have remained low through the first nine months of 2021, which resulted in lower net interest revenue and continued money market fee waivers. This has been partially offset by higher average deposit balances and higher money market balances compared with 2020.

Equity market levels have continued to improve in the first nine months of 2021, resulting in increased asset-based fees in Investment Services and Investment and Wealth Management.

The macroeconomic outlook continued to improve through the first three quarters of 2021, resulting in decreases in the allowance for credit losses and benefits to the provision for credit losses.

The restrictions on common stock dividends and share repurchases ended on June 30, 2021. In the third quarter of 2021, BNY Mellon increased the quarterly cash dividend on common stock, from $0.31 to $0.34 per share, and repurchased 38.1 million common shares at an average price of $52.55 per common share for a total of $2.0 billion.

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
6 BNY Mellon

Fee and other revenue

Fee and other revenue										YTD21
(dollars in millions, unless otherwise noted)					3Q21 vs.					vs.
	3Q21	2Q21	3Q20		2Q21	3Q20	YTD21	YTD20		YTD20
Investment services fees:
Asset servicing fees (a)	$1,223	$1,200	$1,168		2%	5%	$3,622	$3,500		3%
Clearing services fees (b)	423	435	397		(3)	7	1,313	1,298		1
Issuer services fees	280	281	295		—	(5)	806	835		(3)
Treasury services fees	165	160	152		3	9	482	445		8
Total investment services fees	2,091	2,076	2,012		1	4	6,223	6,078		2
Investment management and performance fees	913	889	835		3	9	2,692	2,483		8
Foreign exchange revenue	185	184	149	(c)	1	24	600	587	(c)	2
Financing-related fees	48	48	49		—	(2)	147	166		(11)
Distribution and servicing	28	27	29		4	(3)	84	87		(3)
Total fee revenue	3,265	3,224	3,074	(c)	1	6	9,746	9,401	(c)	4
Investment and other income	127	89	61	(c)	N/M	N/M	225	240	(c)	N/M
Net securities gains	2	2	9		N/M	N/M	4	27		N/M
Total other revenue	129	91	70		N/M	N/M	229	267		N/M
Total fee and other revenue	$3,394	$3,315	$3,144		2%	8%	$9,975	$9,668		3%

Fee revenue as a percentage of total revenue	81%	81%	80%	(c)			82%	79%	(c)

AUC/A at period end (in trillions) (d)	$45.3	$45.0	$38.6		1%	17%	$45.3	$38.6		17%
AUM at period end (in billions) (e)	$2,310	$2,320	$2,041		—%	13%	$2,310	$2,041		13%
(a)    Asset servicing fees include the fees from the Clearance and Collateral Management business and also include securities lending revenue of $48 million in the third quarter of 2021, $45 million in the second quarter of 2021, $40 million in the third quarter of 2020, $138 million in the first nine months of 2021 and $147 million in the first nine months of 2020.
(b)    Clearing services fees are almost entirely earned by our Pershing business.
(c)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
(d)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.7 trillion at Sept. 30, 2021 and June 30, 2021 and $1.4 trillion at Sept. 30, 2020.
(e)    Excludes securities lending cash management assets and assets managed in the Investment Services business.
N/M – Not meaningful.

Fee revenue increased 6% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher investment management and performance fees, asset servicing fees, clearing services fees and foreign exchange revenue, partially offset by higher money market fee waivers. The increase compared with the second quarter of 2021 primarily reflects higher asset servicing fees, investment management and performance fees and lower money market fee waivers, partially offset by lower clearing services fees. Excluding money market fee waivers, fee revenue increased 11% (Non-GAAP). See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.
Other revenue increased $59 million compared with the third quarter of 2020 and $38 million compared with the second quarter of 2021. Both increases primarily reflect strategic equity investment gains.

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

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. In the third quarter of 2021, the net impact of money market fee waivers was $233 million, down from $252 million in the second quarter of 2021, driven by slightly higher short-term interest rates.

Money market fee waivers
(in millions)	3Q21	2Q21	3Q20	YTD21	YTD20
Investment services fees:
Asset servicing fees	$(40)	$(42)	$(1)	$(104)	$(1)
Clearing services fees	(84)	(88)	(57)	(246)	(116)
Issuer services fees	(16)	(15)	(1)	(41)	(2)
Treasury services fees	(2)	(3)	(3)	(8)	(5)
Total investment services fees	(142)	(148)	(62)	(399)	(124)
Investment management and performance fees	(109)	(115)	(42)	(313)	(86)
Distribution and servicing revenue	(11)	(13)	(6)	(37)	(9)
Total fee revenue	(262)	(276)	(110)	(749)	(219)
Less: Distribution and servicing expense	29	24	9	76	16
Net impact of money market fee waivers	$(233)	$(252)	$(101)	$(673)	$(203)

Impact to revenue by line of business (a):
Asset Servicing	$(47)	$(50)	$(4)	$(126)	$(5)
Pershing	(102)	(99)	(73)	(295)	(142)
Issuer Services	(22)	(22)	(2)	(59)	(3)
Treasury Services	(13)	(16)	(1)	(38)	(1)
Investment Management	(76)	(85)	(28)	(222)	(66)
Wealth Management	(2)	(4)	(2)	(9)	(2)
Total impact to revenue by line of business	$(262)	$(276)	$(110)	$(749)	$(219)
(a)    The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

We expect the impact from money market fee waivers, net of distribution and servicing expense, for the fourth quarter of 2021 to approximate the third quarter of 2021, based on implied forward rates and money market balances as of the end of the third quarter of 2021. Fee waivers in subsequent periods will continue to be dependent on short-term interest rates and the level of money market balances.

Investment services fees

Investment services fees increased 4% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021, reflecting the following:
•Asset servicing fees increased 5% compared with the third quarter of 2020 and 2% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values and higher client activity, partially offset by higher money market fee waivers. The increase compared with the second quarter of 2021 primarily reflects higher market values and client activity.
•Clearing services fees increased 7% compared with the third quarter of 2020 and decreased 3% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values, client activity and balances, partially offset by higher money market fee waivers. The decrease compared with the second quarter of 2021 reflects lower clearance volumes, partially offset by higher market values.
•Issuer services fees decreased 5% compared with the third quarter of 2020 and were essentially unchanged compared with the second quarter of 2021. The decrease compared with the third quarter of 2020 primarily reflects higher money market fee waivers and lower Corporate Trust revenue, partially offset by higher Depositary Receipts revenue. Compared with the second quarter of 2021, lower Corporate Trust revenue was offset by seasonally higher Depositary Receipts revenue.
8 BNY Mellon

•Treasury services fees increased 9% compared with the third quarter of 2020 and 3% compared with the second quarter of 2021. Both increases primarily reflect higher payment volumes.

See “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees increased 9% compared with the third quarter of 2020 and 3% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values and equity income, the favorable impact of a weaker U.S. dollar and higher performance fees, partially offset by higher money market fee waivers. The increase compared with the second quarter of 2021 primarily reflects higher market values and performance fees and lower money market fee waivers. Performance fees were $21 million in the third quarter of 2021, $7 million in the third quarter of 2020 and $14 million in the second quarter of 2021. On a constant currency basis (Non-GAAP), investment management and performance fees increased 7% compared with the third quarter of 2020. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.

AUM was $2.3 trillion at Sept. 30, 2021, an increase of 13% compared with Sept. 30, 2020, primarily reflecting higher market values, net inflows and the favorable impact of a weaker U.S. dollar.

See “Investment and Wealth Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 24% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher volumes. Foreign exchange revenue is primarily reported in the Investment Services business and, to a lesser extent, the Investment and Wealth Management business and the Other segment.

Investment and other income

Investment and other income includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments losses, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture and other income or loss. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Investments in renewable energy generate losses in other income that are more than offset by benefits and credits recorded to the provision for income taxes. Other investment gains or losses includes fair value changes of non-readily marketable equity securities, private equity and other investments. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Other income or loss includes various miscellaneous revenues.

BNY Mellon 9

The following table provides the components of investment and other income.

Investment and other income
(in millions)	3Q21	2Q21	3Q20	(a)	YTD21	YTD20	(a)
(Loss) income from consolidated investment management funds	$(7)	$13	$27		$23	$43
Seed capital gains (b)	7	18	9		28	1
Other trading revenue (loss)	20	(1)	(14)		12	44
Renewable energy investment (losses)	(42)	(41)	(34)		(164)	(102)
Corporate/bank-owned life insurance	33	29	33		95	105
Other investments gains (c)	70	23	11		104	17
Disposal gains	7	6	—		13	—
Expense reimbursements from joint venture	25	25	23		73	63
Other income	14	17	6		41	69
Total investment and other income	$127	$89	$61		$225	$240
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

Investment and other income was $127 million in the third quarter of 2021 compared with $61 million in the third quarter of 2020 and $89 million in the second quarter of 2021. The increases compared with the third quarter of 2020 and second quarter of 2021 primarily reflect strategic equity investment gains.

Year-to-date 2021 compared with year-to-date 2020

Fee revenue increased 4% compared with the first nine months of 2020, primarily reflecting higher investment management and performance fees and asset servicing fees. The 8% increase in investment management and performance fees primarily reflects higher market values and the favorable impact of a weaker U.S. dollar, partially offset by higher money market fee waivers. The 3% increase in asset servicing fees primarily reflects higher market values, client activity and the favorable impact of a weaker U.S. dollar, partially offset by higher money market fee waivers.

The decrease in other revenue primarily reflects one-time fees in the Asset Servicing and Pershing businesses in the first nine months of 2020, an impairment related to a renewable energy investment recorded in the first quarter of 2021 and lower fixed income trading results, partially offset by strategic equity investment and disposal gains.
10 BNY Mellon

Net interest revenue

Net interest revenue								YTD21
				3Q21 vs.				vs.
(dollars in millions)	3Q21	2Q21	3Q20	2Q21	3Q20	YTD21	YTD20	YTD20
Net interest revenue – GAAP	$641	$645	$703	(1)%	(9)%	$1,941	$2,297	(15)%
Add: Tax equivalent adjustment	3	3	2	N/M	N/M	9	6	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$644	$648	$705	(1)%	(9)%	$1,950	$2,303	(15)%

Average interest-earning assets	$381,065	$388,285	$357,634	(2)%	7%	$388,823	$346,418	12%

Net interest margin – GAAP	0.67%	0.67%	0.79%	—	bps	(12)	bps	0.67%	0.89%	(22)	bps
Net interest margin (FTE) – Non-GAAP (a)	0.68%	0.67%	0.79%	1	bps	(11)	bps	0.67%	0.89%	(22)	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue decreased 9% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021. The decrease compared with the third quarter of 2020 primarily reflects lower interest rates on interest-earning assets and the impact of hedging activities (primarily offset in fee and other revenue). This was partially offset by the benefit of lower funding and deposit rates and higher deposit and loan balances. The decrease compared with the second quarter of 2021 primarily reflects a decline in interest-earning assets driven by lower deposits.

Net interest margin decreased 12 basis points compared with the third quarter of 2020 and was unchanged compared with the second quarter of 2021. The decrease compared with the third quarter of 2020 primarily reflects the factors mentioned above.

Average interest-earning assets increased 7% compared with the third quarter of 2020 and decreased 2% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks and margin loan balances. The decrease compared with the second quarter of 2021 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2021. Approximately 40% of the average non-U.S. dollar deposits in the third quarter of 2021 were euro denominated.
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

Year-to-date 2021 compared with year-to-date 2020

Net interest revenue decreased 15% compared with the first nine months of 2020, primarily driven by lower interest rates on interest-earning assets, partially offset by the benefit of lower funding and deposit rates, a larger securities portfolio, higher deposit balances and lower debt balances. The decrease in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 12% compared with the first nine months of 2020. The increase primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks, a larger securities portfolio and higher loan balances.
BNY Mellon 11

Average balances and interest rates	Quarter ended
	Sept. 30, 2021			June 30, 2021			Sept. 30, 2020
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest		Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$108,110	$(21)	(0.07)%	$114,564	$(25)	(0.09)%	$90,670	$(10)		(0.04)%
Interest-bearing deposits with banks (primarily foreign banks)	20,465	12	0.22	22,465	11	0.20	19,202	20		0.42
Federal funds sold and securities purchased under resale agreements (a)	29,304	32	0.44	27,857	25	0.36	30,342	48		0.63
Margin loans	20,374	52	1.02	18,995	49	1.04	12,870	41		1.24
Non-margin loans:
Domestic offices	36,872	175	1.90	36,455	173	1.90	30,053	160		2.12
Foreign offices	3,960	11	1.11	5,070	15	1.14	10,693	39		1.45
Total non-margin loans	40,832	186	1.82	41,525	188	1.81	40,746	199		1.94
Securities:
U.S. government obligations	36,255	67	0.73	33,212	59	0.71	30,073	76	(b)	1.00	(b)
U.S. government agency obligations	70,199	234	1.34	72,809	244	1.34	78,300	308	(b)	1.58	(b)
State and political subdivisions (c)	2,628	13	2.07	2,768	14	1.94	1,500	9	(b)	2.51	(b)
Other securities (c)	47,334	112	0.94	47,451	112	0.95	46,719	115	(b)	0.98	(b)
Total investment securities (c)	156,416	426	1.09	156,240	429	1.10	156,592	508		1.30
Trading securities (c)	5,564	9	0.53	6,639	11	0.72	7,212	16		0.91
Total securities (c)	161,980	435	1.07	162,879	440	1.08	163,804	524		1.28
Total interest-earning assets (c)	$381,065	$696	0.73%	$388,285	$688	0.71%	$357,634	$822		0.92%
Noninterest-earning assets	65,696			64,044			57,231
Total assets	$446,761			$452,329			$414,865
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$123,617	$(5)	(0.02)%	$126,953	$(8)	(0.02)%	$102,767	$(4)		(0.01)%
Foreign offices	109,746	(39)	(0.14)	112,513	(41)	(0.15)	108,733	(25)		(0.09)
Total interest-bearing deposits	233,363	(44)	(0.08)	239,466	(49)	(0.08)	211,500	(29)		(0.05)
Federal funds purchased and securities sold under repurchase agreements (a)	13,415	2	0.08	13,773	(5)	(0.17)	16,850	6		0.13
Trading liabilities	2,821	1	0.11	2,282	2	0.38	2,692	2		0.30
Other borrowed funds	383	3	2.53	298	1	2.21	873	3		1.40
Commercial paper	11	—	0.07	—	—	—	2,274	—		0.09
Payables to customers and broker-dealers	16,648	(1)	(0.01)	16,811	—	(0.01)	18,501	—		(0.01)
Long-term debt	25,751	91	1.39	25,275	91	1.43	26,511	135		2.01
Total interest-bearing liabilities	$292,392	$52	0.07%	$297,905	$40	0.05%	$279,201	$117		0.16%
Total noninterest-bearing deposits	85,581			85,802			67,610
Other noninterest-bearing liabilities	24,164			23,317			23,393
Total liabilities	402,137			407,024			370,204
Temporary equity
Redeemable noncontrolling interests	46			57			82
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	44,296			44,934			44,456
Noncontrolling interests	282			314			123
Total permanent equity	44,578			45,248			44,579
Total liabilities, temporary equity and permanent equity	$446,761			$452,329			$414,865
Net interest revenue (FTE) – Non-GAAP (d)		$644			$648			$705
Net interest margin (FTE) – Non-GAAP (c)(d)			0.68%			0.67%				0.79%
Less: Tax equivalent adjustment		3			3			2
Net interest revenue – GAAP		$641			$645			$703
Net interest margin – GAAP			0.67%			0.67%				0.79%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $47 billion for the third quarter of 2021, $41 billion for the second quarter of 2021 and $43 billion for the third quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.17% for the third quarter of 2021, 0.15% for the second quarter of 2021 and 0.26% for the third quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.02% for the third quarter of 2021, (0.04)% for the second quarter of 2021 and 0.04% for the third quarter of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
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
(c)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(d)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.
12 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2021			Sept. 30, 2020
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest		Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$116,136	$(62)	(0.07)%	$88,442	$63		0.09%
Interest-bearing deposits with banks (primarily foreign banks)	21,411	37	0.23	19,126	118		0.83
Federal funds sold and securities purchased under resale agreements (a)	28,783	89	0.41	31,567	505		2.14
Margin loans	18,436	146	1.06	12,882	168		1.74
Non-margin loans:
Domestic offices	34,869	505	1.94	30,983	570		2.45
Foreign offices	6,216	54	1.15	11,532	168		1.95
Total non-margin loans	41,085	559	1.82	42,515	738		2.32
Securities:
U.S. government obligations	32,770	189	0.77	27,061	215	(b)	1.06	(b)
U.S. government agency obligations	73,516	749	1.36	73,992	1,036	(b)	1.87	(b)
State and political subdivisions (c)	2,641	39	1.97	1,187	24	(b)	2.80	(b)
Other securities (c)	47,273	340	0.96	42,883	398	(b)	1.24	(b)
Total investment securities (c)	156,200	1,317	1.13	145,123	1,673		1.54
Trading securities (c)	6,772	39	0.76	6,763	74		1.46
Total securities (c)	162,972	1,356	1.11	151,886	1,747		1.53
Total interest-earning assets (c)	$388,823	$2,125	0.73%	$346,418	$3,339		1.29%
Noninterest-earning assets	64,283			58,785
Total assets	$453,106			$405,203
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Domestic offices	$126,353	$(20)	(0.02)%	$101,610	$181		0.24%
Foreign offices	112,919	(110)	(0.13)	105,000	13		0.02
Total interest-bearing deposits	239,272	(130)	(0.07)	206,610	194		0.13
Federal funds purchased and securities sold under repurchase agreements (a)	14,152	(6)	(0.05)	15,000	282		2.51
Trading liabilities	2,445	6	0.32	2,099	11		0.66
Other borrowed funds	337	6	2.27	1,286	14		1.50
Commercial paper	4	—	0.07	1,352	7		0.70
Payables to customers and broker-dealers	17,047	(2)	(0.01)	17,879	29		0.22
Long-term debt	25,740	301	1.55	27,285	499		2.43
Total interest-bearing liabilities	$298,997	$175	0.08%	$271,511	$1,036		0.51%
Total noninterest-bearing deposits	84,945			66,869
Other noninterest-bearing liabilities	24,010			23,913
Total liabilities	407,952			362,293
Temporary equity
Redeemable noncontrolling interests	62			74
Permanent equity
Total The Bank of New York Mellon Corporation shareholders’ equity	44,827			42,722
Noncontrolling interests	265			114
Total permanent equity	45,092			42,836
Total liabilities, temporary equity and permanent equity	$453,106			$405,203
Net interest revenue (FTE) – Non-GAAP (d)		$1,950			$2,303
Net interest margin (FTE) – Non-GAAP (c)(d)			0.67%				0.89%
Less: Tax equivalent adjustment		9			6
Net interest revenue – GAAP		$1,941			$2,297
Net interest margin – GAAP			0.67%				0.89%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $42 billion for the first nine months of 2021 and $63 billion for the first nine months of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.17% for the first nine months of 2021 and 0.71% for the first nine months of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been (0.01)% for the first nine months of 2021 and 0.48% for the first nine months of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
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
(d)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.
BNY Mellon 13

Noninterest expense

Noninterest expense								YTD21
				3Q21 vs.				vs.
(dollars in millions)	3Q21	2Q21	3Q20	2Q21	3Q20	YTD21	YTD20	YTD20
Staff	$1,584	$1,518	$1,466	4%	8%	$4,704	$4,412	7%
Software and equipment	372	365	340	2	9	1,099	1,011	9
Professional, legal and other purchased services	363	363	355	—	2	1,069	1,022	5
Sub-custodian and clearing	129	132	119	(2)	8	385	344	12
Net occupancy	120	122	136	(2)	(12)	365	408	(11)
Distribution and servicing	76	73	85	4	(11)	223	261	(15)
Bank assessment charges	34	35	30	(3)	13	103	100	3
Business development	22	22	17	—	29	63	79	(20)
Amortization of intangible assets	19	20	26	(5)	(27)	63	78	(19)
Other	199	128	107	55	86	473	364	30
Total noninterest expense	$2,918	$2,778	$2,681	5%	9%	$8,547	$8,079	6%

Full-time employees at period end	48,900	48,800	48,600	—%	1%	48,900	48,600	1%

Total noninterest expense increased 9% compared with the third quarter of 2020 and 5% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher revenue-related expenses and litigation reserves, investments in growth, infrastructure and efficiency initiatives and the unfavorable impact of a weaker U.S. dollar. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. The increase compared with the second quarter of 2021 primarily reflects higher litigation reserves, investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses.

We expect total reported noninterest expense to increase approximately 4% for the full-year 2021 compared to 2020. This is driven by an unfavorable impact of foreign exchange rates, incremental investments in growth, infrastructure and efficiency opportunities and higher volume- and revenue-related expenses, partially offset by the 1% year-over-year impact of notable items. Notable items include increased litigation reserves in both years and in 2020 also included severance and real estate charges. Noninterest expense could be impacted if foreign exchange rates change from Sept. 30, 2021 levels, volume- and revenue-related expenses increase or there are unexpected charges or expenses.
Year-to-date 2021 compared with year-to-date 2020

Noninterest expense increased 6% compared with the first nine months of 2020, primarily reflecting investments in growth, infrastructure and efficiency initiatives, the unfavorable impact of a weaker U.S. dollar and higher revenue-related expenses and litigation reserves.

Income taxes

BNY Mellon recorded an income tax provision of $219 million (18.8% effective tax rate) in the third quarter of 2021, $213 million (18.4% effective tax rate) in the third quarter of 2020 and $241 million (19.0% effective tax rate) in the second quarter of 2021. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

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

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the third quarter of 2021.

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
BNY Mellon 15

Investment Services business

											YTD21
(dollars in millions)						3Q21 vs.					vs.
	3Q21	2Q21	1Q21	4Q20	3Q20	2Q21	3Q20	YTD21	YTD20		YTD20
Revenue:
Investment services fees:
Asset servicing fees (a)	$1,216	$1,192	$1,191	$1,130	$1,156	2%	5%	$3,599	$3,467		4%
Clearing services fees (b)	423	435	455	418	397	(3)	7	1,313	1,298		1
Issuer services fees	280	281	245	257	295	—	(5)	806	835		(3)
Treasury services fees	164	160	157	156	152	3	8	481	445		8
Total investment services fees	2,083	2,068	2,048	1,961	2,000	1	4	6,199	6,045		3
Foreign exchange revenue	148	152	193	163	126	(3)	17	493	518	(c)	(5)
Other (d)	147	116	104	111	120	27	23	367	458	(c)	(20)
Total fee and other revenue	2,378	2,336	2,345	2,235	2,246	2	6	7,059	7,021		1
Net interest revenue	632	643	645	670	681	(2)	(7)	1,920	2,255		(15)
Total revenue	3,010	2,979	2,990	2,905	2,927	1	3	8,979	9,276		(3)
Provision for credit losses	(35)	(77)	(79)	31	(10)	N/M	N/M	(191)	284		N/M
Noninterest expense (excluding amortization of intangible assets)	2,200	2,040	2,084	2,157	2,002	8	10	6,324	5,942		6
Amortization of intangible assets	11	12	17	17	18	(8)	(39)	40	54		(26)
Total noninterest expense	2,211	2,052	2,101	2,174	2,020	8	9	6,364	5,996		6
Income before income taxes	$834	$1,004	$968	$700	$917	(17)%	(9)%	$2,806	$2,996		(6)%

Pre-tax operating margin	28%	34%	32%	24%	31%			31%	32%

Securities lending revenue	$45	$42	$41	$36	$37	7%	22%	$128	$134		(4)%

Total revenue by line of business:
Asset Servicing	$1,437	$1,382	$1,424	$1,357	$1,354	4%	6%	$4,243	$4,348		(2)%
Pershing	566	590	605	563	538	(4)	5	1,761	1,769		—
Issuer Services	400	405	363	385	435	(1)	(8)	1,168	1,285		(9)
Treasury Services	326	319	317	325	323	2	1	962	1,002		(4)
Clearance and Collateral Management	281	283	281	275	277	(1)	1	845	872		(3)
Total revenue by line of business	$3,010	$2,979	$2,990	$2,905	$2,927	1%	3%	$8,979	$9,276		(3)%

Average balances:
Average loans	$47,430	$46,845	$43,468	$41,437	$40,308	1%	18%	$45,929	$41,731		10%
Average deposits	$308,645	$313,923	$315,088	$292,631	$263,621	(2)%	17%	$312,528	$258,112		21%
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
N/M – Not meaningful.

16 BNY Mellon

Investment Services business metrics						3Q21 vs.
(dollars in millions, unless otherwise noted)	3Q21	2Q21	1Q21	4Q20	3Q20	2Q21	3Q20
AUC/A at period end (in trillions) (a)	$45.3	$45.0	$41.7	$41.1	$38.6	1%	17%
Market value of securities on loan at period end (in billions) (b)	$443	$456	$445	$435	$378	(3)%	17%

Pershing:
Net new assets (U.S. platform) (in billions) (c)	$7	$40	$28	$28	$12	N/M	N/M
Average active clearing accounts (U.S. platform) (in thousands)	6,849	6,889	6,757	6,635	6,556	(1)%	4%
Average long-term mutual fund assets (U.S. platform)	$736,843	$730,954	$678,556	$630,086	$597,312	1%	23%
Average investor margin loans (U.S. platform)	$13,050	$12,097	$10,937	$10,097	$9,350	8%	40%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$4,516	$3,898	$3,638	$3,555	$3,417	16%	32%
(a)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.7 trillion at Sept. 30, 2021 and June 30, 2021, $1.6 trillion at March 31, 2021, $1.5 trillion at Dec. 31, 2020 and $1.4 trillion at Sept. 30, 2020.
(b)    Represents the total amount of securities on loan in our agency securities lending program managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $68 billion at Sept. 30, 2021, $63 billion at June 30, 2021, $64 billion at March 31, 2021, $68 billion at Dec. 31, 2020 and $62 billion at Sept. 30, 2020.
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

We are one of the leading global investment services providers with $45.3 trillion of AUC/A at Sept. 30, 2021.

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

BNY Mellon 17

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their liquidity, financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $4.5 trillion serviced globally, including approximately $3.4 trillion of the U.S. tri-party repo market at Sept. 30, 2021.

Review of financial results

AUC/A of $45.3 trillion increased 17% compared with Sept. 30, 2020, primarily reflecting higher market values, client inflows and net new business. AUC/A consisted of 37% equity securities and 63% fixed-income securities at Sept. 30, 2021 and 34% equity securities and 66% fixed-income securities at Sept. 30, 2020.

Total revenue of $3.0 billion increased 3% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.4 billion increased 6% compared with the third quarter of 2020 and 4% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values, strategic equity investment gains, higher client activity and foreign exchange revenue, partially offset by higher money market fee waivers and lower net interest revenue. The increase compared with the second quarter of 2021 primarily reflects strategic equity investment gains and higher market levels and client activity.

Pershing revenue of $566 million increased 5% compared with the third quarter of 2020 and decreased 4% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values, client balances and activity, partially offset by higher money market fee waivers. The decrease compared with the second quarter of 2021 reflects lower clearance volumes and net interest revenue, partially offset by higher market values.

Issuer Services revenue of $400 million decreased 8% compared with the third quarter of 2020 and 1% compared with the second quarter of 2021. The decrease compared with the third quarter of 2020 primarily reflects higher money market fee waivers and lower fees and net interest revenue in Corporate Trust, partially offset by higher Depositary Receipts revenue. The decrease compared with the second quarter of 2021 primarily reflects lower fees and net interest revenue in Corporate Trust, partially offset by seasonally higher Depositary Receipts revenue.

Treasury Services revenue of $326 million increased 1% compared with the third quarter of 2020 and 2% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher payment volumes and higher net interest revenue driven by higher deposit balances, partially offset by higher money market fee waivers. The increase compared with the second quarter of 2021 primarily reflects higher net interest revenue and payment volumes.

Clearance and Collateral Management revenue of $281 million increased 1% compared with the third quarter of 2020 and decreased 1% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher non-U.S. collateral management fees driven by balances and higher clearance volumes, partially offset by lower intraday credit fees and net interest revenue.

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

Noninterest expense of $2.2 billion increased 9% compared with the third quarter of 2020 and 8% compared with the second quarter of 2021. Both increases primarily reflect higher litigation reserves, higher revenue-related expenses and investments in growth, infrastructure and efficiency initiatives.

18 BNY Mellon

Year-to-date 2021 compared with year-to-date 2020

Total revenue of $9.0 billion decreased 3% compared with the first nine months of 2020. Asset Servicing revenue of $4.2 billion decreased 2%, primarily reflecting lower net interest revenue and higher money market fee waivers, partially offset by higher market values and client activity. Pershing revenue of $1.8 billion decreased slightly, primarily reflecting higher money market fee waivers and lower clearance volumes, partially offset by higher market values and client balances and activity. Issuer Services revenue of $1.2 billion decreased 9%, primarily reflecting lower interest rates and higher money market fee waivers in Corporate Trust. Treasury Services revenue of $962 million decreased 4%, primarily reflecting lower interest rates and higher money market fee waivers, partially offset by higher payment volumes and deposits. Clearance and Collateral Management revenue of $845 million decreased 3%, primarily reflecting lower net interest revenue, lower intra-day credit fees and clearance volumes.

Noninterest expense of $6.4 billion increased 6% compared with the first nine months of 2020 primarily reflecting investments in growth, infrastructure and efficiency initiatives, higher litigation reserves and revenue-related expenses and the unfavorable impact of a weaker U.S. dollar.

Investment and Wealth Management business

										YTD21
						3Q21 vs.				vs.
(dollars in millions)	3Q21	2Q21	1Q21	4Q20	3Q20	2Q21	3Q20	YTD21	YTD20	YTD20
Revenue:
Investment management fees (a)	$893	$876	$850	$839	$828	2%	8%	$2,619	$2,422	8%
Performance fees	21	14	40	45	7	N/M	200	75	62	21
Investment management and performance fees (b)	914	890	890	884	835	3	9	2,694	2,484	8
Distribution and servicing	28	28	28	29	31	—	(10)	84	108	(22)
Other (a)	43	34	25	27	5	N/M	N/M	102	(37)	N/M
Total fee and other revenue (a)	985	952	943	940	871	3	13	2,880	2,555	13
Net interest revenue	47	47	48	50	47	—	—	142	147	(3)
Total revenue	1,032	999	991	990	918	3	12	3,022	2,702	12
Provision for credit losses	(7)	(4)	4	(8)	12	N/M	N/M	(7)	28	N/M
Noninterest expense (excluding amortization of intangible assets)	684	669	702	678	653	2	5	2,055	1,990	3
Amortization of intangible assets	7	8	7	9	8	(13)	(13)	22	24	(8)
Total noninterest expense	691	677	709	687	661	2	5	2,077	2,014	3
Income before income taxes	$348	$326	$278	$311	$245	7%	42%	$952	$660	44%

Pre-tax operating margin	34%	33%	28%	32%	27%			31%	24%
Adjusted pre-tax operating margin – Non-GAAP (c)	36%	35%	30%	34%	29%			34%	27%

Total revenue by line of business:
Investment Management	$727	$700	$698	$714	$641	4%	13%	$2,125	$1,882	13%
Wealth Management	305	299	293	276	277	2	10	897	820	9
Total revenue by line of business	$1,032	$999	$991	$990	$918	3%	12%	$3,022	$2,702	12%

Average balances:
Average loans	$12,248	$11,871	$11,610	$11,497	$11,503	3%	6%	$11,912	$11,805	1%
Average deposits	$17,270	$17,466	$19,177	$18,144	$17,570	(1)%	(2)%	$17,964	$17,070	5%
(a)    Total fee and other revenue is net of income attributable to noncontrolling interests related to consolidated investment management funds. Additionally, other revenue includes asset servicing fees, treasury services fees, foreign exchange revenue and investment and other income.
(b)    On a constant currency basis, investment management and performance fees increased 8% (Non-GAAP) compared with the third quarter of 2020. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
(c)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45.
N/M – Not meaningful.
BNY Mellon 19

AUM trends						3Q21 vs.
(dollars in billions)	3Q21	2Q21	1Q21	4Q20	3Q20	2Q21	3Q20
AUM at period end, by product type: (a)
Equity	$180	$187	$173	$170	$149	(4)%	21%
Fixed income	269	272	261	259	241	(1)	12
Index	436	440	419	393	350	(1)	25
Liability-driven investments	843	841	802	855	788	—	7
Multi-asset and alternative investments	218	222	214	209	193	(2)	13
Cash	364	358	345	325	320	2	14
Total AUM	$2,310	$2,320	$2,214	$2,211	$2,041	—%	13%

Changes in AUM: (a)
Beginning balance of AUM	$2,320	$2,214	$2,211	$2,041	$1,961
Net inflows (outflows):
Long-term strategies:
Equity	(5)	(3)	—	(2)	(4)
Fixed income	1	8	8	5	1
Liability-driven investments	16	11	8	15	14
Multi-asset and alternative investments	(2)	1	(2)	—	(3)
Total long-term active strategies inflows	10	17	14	18	8
Index	(3)	(5)	3	(3)	(3)
Total long-term strategies inflows	7	12	17	15	5
Short-term strategies:
Cash	7	13	19	5	(10)
Total net inflows (outflows)	14	25	36	20	(5)
Net market impact	4	79	(36)	93	41
Net currency impact	(28)	2	3	57	44
Ending balance of AUM	$2,310	$2,320	$2,214	$2,211	$2,041	—%	13%

Wealth Management client assets (b)	$307	$305	$292	$286	$265	1%	16%
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

Review of financial results

AUM increased 13% compared with Sept. 30, 2020 primarily reflecting higher market values, net inflows and the favorable impact of a weaker U.S. dollar.

Net long-term strategy inflows were $7 billion in the third quarter of 2021, driven by liability-driven investments, partially offset by equity funds. Short-term strategy inflows were $7 billion in the third quarter of 2021. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $1.0 billion increased 12% compared with the third quarter of 2020 and 3% compared with the second quarter of 2021.

Investment Management revenue of $727 million increased 13% compared with the third quarter of 2020 and 4% compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher market values and equity income, strategic equity investment gains, the favorable impact of a weaker U.S. dollar and higher performance fees, partially offset by money market fee waivers. The increase compared with the second quarter of 2021 primarily reflects higher market
20 BNY Mellon

values, lower money market fee waivers and higher performance fees.

Wealth Management revenue of $305 million increased 10% compared with the third quarter of 2020 and 2% compared with the second quarter of 2021. Both increases primarily reflect higher market values.

Revenue generated in the Investment and Wealth Management business included 38% from non-U.S. sources in the third quarter of 2021, compared with 41% in the third quarter of 2020 and 38% in the second quarter of 2021.

Noninterest expense of $691 million increased 5% compared with the third quarter of 2020 and 2% compared with the second quarter of 2021. Both increases primarily reflect higher revenue-related expenses and investments in growth initiatives. The increase compared with the third quarter of 2020 also reflects the unfavorable impact of a weaker U.S.
dollar, partially offset by lower distribution and servicing expense.

Year-to-date 2021 compared with year-to-date 2020

Total revenue of $3.0 billion increased 12% compared with the first nine months of 2020. Investment Management revenue of $2.1 billion increased 13% primarily reflecting higher market values, the favorable impact of a weaker U.S. dollar, higher equity income and seed capital gains, partially offset by higher money market fee waivers. Wealth Management revenue of $897 million increased 9%, primarily reflecting higher market values.

Noninterest expense of $2.1 billion increased 3% compared with the first nine months of 2020, primarily reflecting higher revenue-related expenses, investments in growth initiatives and the unfavorable impact of a weaker U.S. dollar, partially offset by lower distribution and servicing expense.

Other segment

(in millions)	3Q21	2Q21	1Q21	4Q20	3Q20	YTD21	YTD20
Fee revenue	$12	$13	$9	$11	$7	$34	$23	(a)
Other revenue	23	9	(36)	(28)	13	(4)	65	(a)
Total fee and other revenue	35	22	(27)	(17)	20	30	88
Net interest (expense)	(38)	(45)	(38)	(40)	(25)	(121)	(105)
Total revenue	(3)	(23)	(65)	(57)	(5)	(91)	(17)
Provision for credit losses	(3)	(5)	(8)	(8)	7	(16)	9
Noninterest expense	16	49	41	64	—	106	69
(Loss) before income taxes	$(16)	$(67)	$(98)	$(113)	$(12)	$(181)	$(95)

Average loans and leases	$1,528	$1,804	$1,711	$1,794	$1,805	$1,680	$1,861
(a)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

See page 21 of our 2020 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $2 million compared with the third quarter of 2020 and increased $20 million compared with the second quarter of 2021. The increase compared with the second quarter of 2021 primarily reflects investment and disposal gains.

Noninterest expense increased $16 million compared with the third quarter of 2020 and decreased $33 million compared with the second quarter of 2021. The increase compared with the third quarter of 2020 primarily reflects higher staff expense. The decrease compared with the second quarter of 2021 primarily reflects lower staff expense and professional, legal and other purchased services.
BNY Mellon 21

Year-to-date 2021 compared with year-to-date 2020

(Loss) before income taxes increased $86 million compared with the first nine months of 2020. Total fee and other revenue decreased $58 million, primarily reflecting an impairment of a renewable energy investment recorded in the first quarter of 2021 and lower net securities gains. Noninterest expense increased $37 million compared with the first nine months of 2020, primarily reflecting higher staff expense.

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

Critical accounting estimates	Reference
Allowance for credit losses	2020 Annual Report, pages 24-26, and “Allowance for credit losses.”
Fair value of financial instruments and derivatives	2020 Annual Report, pages 26-28.
Goodwill and other intangibles	2020 Annual Report, pages 28-29, and second quarter 2021 Form 10-Q, page 23.
Litigation and regulatory contingencies	“Legal proceedings” in Note 17 of the Notes to Consolidated Financial Statements.

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

At Sept. 30, 2021, total assets were $471 billion, compared with $470 billion at Dec. 31, 2020. The increase in total assets was primarily driven by higher loans and other assets, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks. Deposits totaled $343 billion at Sept. 30, 2021, compared with $342 billion at Dec. 31, 2020. The increase reflects higher noninterest-bearing deposits (principally U.S. offices), partially offset by lower interest-bearing deposits in both non-U.S. and U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 60% at Sept. 30, 2021 and 63% at Dec. 31, 2020.

At Sept. 30, 2021, available funds totaled $182 billion, which include cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $196 billion at Dec. 31, 2020. Total available funds as a percentage of total assets were 39% at Sept. 30, 2021 and 42% at Dec. 31, 2020. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $157 billion, or 33% of total assets, at Sept. 30, 2021, compared with $156 billion, or 33% of total assets, at Dec. 31, 2020. The increase primarily reflects investments in U.S. Treasury securities and agency commercial mortgage-backed securities (“MBS”), partially offset by decreases in agency residential mortgage-backed securities (“RMBS”) and unrealized pre-tax gains. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $64 billion, or 14% of total assets, at Sept. 30, 2021, compared with $56 billion, or 12% of total assets, at Dec. 31, 2020. The increase was primarily driven by higher margin loans, overdrafts and wealth management loans and mortgages exposure, partially offset by lower financial institutions exposure. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.
22 BNY Mellon

Long-term debt totaled $25 billion at Sept. 30, 2021 and $26 billion at Dec. 31, 2020. Redemptions and maturities and a decrease in the fair value of hedged long-term debt were partially offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $44 billion at Sept. 30, 2021 from $46 billion at Dec. 31, 2020. For additional information, see “Capital.”

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

Country risk exposure at Sept. 30, 2021	Interest-bearing deposits					Total exposure
(in billions)	Central banks	Banks	Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$18.4	$0.2	$1.3	$3.5	$3.0	$26.4
Germany	19.0	0.7	0.8	4.5	0.4	25.4
Canada	—	5.0	0.4	4.0	1.0	10.4
Belgium	8.4	0.8	0.1	0.1	—	9.4
Japan	6.6	0.3	—	0.4	0.1	7.4
Netherlands	4.2	0.1	0.2	1.9	0.1	6.5
Luxembourg	1.4	0.1	0.6	0.1	2.7	4.9
Ireland	0.8	0.2	0.4	0.2	2.3	3.9
China	—	2.6	0.8	—	0.3	3.7
France	—	0.5	0.1	2.7	0.2	3.5
Total Top 10 country exposure	$58.8	$10.5	$4.7	$17.4	$10.1	$101.5	(d)

Select country exposure:
Italy	$—	$0.4	$—	$1.6	$—	$2.0
Brazil	—	—	0.8	0.1	0.3	1.2
Total select country exposure	$—	$0.4	$0.8	$1.7	$0.3	$3.2
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

BNY Mellon 23

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2021		3Q21 change in unrealized gain (loss)	Sept. 30, 2021			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-				Not rated
Agency RMBS	$53,944		$(100)	$52,223	$52,913		101%	$690		13%	100%	—%	—%	—%	—%	—%
U.S. Treasury	34,267		(31)	35,920	36,044		100	124		53	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	14,209		(34)	13,968	14,045		101	77		15	77	5	17	1	—	—
Agency commercial MBS	11,678		(78)	12,309	12,549		102	240		24	100	—	—	—	—	—
Supranational	8,157		(17)	7,985	8,004		100	19		56	100	—	—	—	—	—
Foreign covered bonds (e)	6,793		(12)	6,917	6,946		100	29		37	100	—	—	—	—	—
U.S. government agencies	5,460		(8)	5,420	5,426		100	6		25	100	—	—	—	—	—
Collateralized loan obligations (“CLOs”)	5,139		—	5,202	5,204		100	2		100	99	—	—	1	—	—
Non-agency commercial MBS	3,263		(23)	3,108	3,167		102	59		25	100	—	—	—	—	—
Foreign government agencies (f)	2,708		(6)	2,670	2,679		100	9		17	92	8	—	—	—	—
State and political subdivisions	2,621		(17)	2,665	2,659		100	(6)		—	87	10	—	—	2	1
Non-agency RMBS (g)	2,530		(7)	2,515	2,647		105	132		44	77	4	—	9	—	10
Other asset-backed securities (“ABS”)	2,456		(5)	2,307	2,312		100	5		16	100	—	—	—	—	—
Corporate bonds	2,347		(17)	2,395	2,377		99	(18)		—	15	67	18	—	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	—	100
Total securities	$155,573	(h)	$(355)	$155,605	$156,973	(h)	101%	$1,368	(h)(i)	30%	96%	2%	2%	—%	—%	—%
(a)    Amortized cost reflects historical impairments, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, France, Italy, UK, Singapore and Spain.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to the Netherlands, Canada, France, Norway and Sweden.
(g)    Includes RMBS that were included in the former Grantor Trust of $416 million at June 30, 2021 and $387 million at Sept. 30, 2021.
(h)    Includes net unrealized losses on derivatives hedging securities available-for-sale (including terminated hedges) of $927 million at June 30, 2021 and $742 million at Sept. 30, 2021.
(i)    Includes unrealized gains of $927 million at Sept. 30, 2021 related to available-for-sale securities, net of hedges, and $441 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $157.0 billion at Sept. 30, 2021, compared with $156.3 billion at Dec. 31, 2020. The increase primarily reflects investments in U.S. Treasury securities and agency commercial MBS, partially offset by decreases in agency RMBS and unrealized pre-tax gains.

At Sept. 30, 2021, the securities portfolio had a net unrealized gain, including the impact of related hedges, of $1.4 billion, compared with $3.2 billion at Dec. 31, 2020. The decrease in the net unrealized gain, including the impact of hedges, was primarily driven by higher market interest rates.

The fair value of the available-for-sale securities totaled $100.3 billion at Sept. 30, 2021, net of hedges, or 64% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $56.7 billion at Sept. 30, 2021, or 36% of the securities portfolio, net of hedges.
The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $703 million at Sept. 30, 2021, compared with $1.5 billion at Dec. 31, 2020. The decrease in the unrealized gain, net of tax, was primarily driven by higher market interest rates.

At Sept. 30, 2021, 96% of the securities in our portfolio were rated AAA/AA-, compared with 95% at Dec. 31, 2020.

See Note 3 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 14 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

24 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the securities portfolio and accretable discount related to the 2009 restructuring of the securities portfolio.

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	3Q21	2Q21	1Q21	4Q20	3Q20
Amortizable purchase premium (net of discount) relating to securities:
Balance at period-end	$2,120	$2,067	$2,195	$2,283	$2,050
Estimated average life remaining at period-end (in years)	4.5	4.4	4.3	3.9	3.8
Amortization	$168	$183	$189	$181	$161
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period-end	$115	$118	$121	$130	$133
Estimated average life remaining at period-end (in years)	6.0	6.1	5.9	5.6	5.7
Accretion	$11	$9	$12	$8	$9
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	Sept. 30, 2021			Dec. 31, 2020
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$9.4	$32.1	$41.5	$11.2	$32.8	$44.0
Commercial	1.7	11.9	13.6	1.4	12.7	14.1
Subtotal institutional	11.1	44.0	55.1	12.6	45.5	58.1
Wealth management loans and mortgages	18.0	1.3	19.3	16.4	1.1	17.5
Commercial real estate	6.4	3.6	10.0	6.1	3.2	9.3
Lease financings	0.8	—	0.8	1.0	—	1.0
Other residential mortgages	0.3	—	0.3	0.4	—	0.4
Overdrafts	4.6	—	4.6	2.7	—	2.7
Other	2.3	—	2.3	1.9	—	1.9
Subtotal non-margin loans	43.5	48.9	92.4	41.1	49.8	90.9
Margin loans	20.8	0.1	20.9	15.4	0.1	15.5
Total	$64.3	$49.0	$113.3	$56.5	$49.9	$106.4

At Sept. 30, 2021, total lending-related exposure of $113.3 billion increased 6% compared with Dec. 31, 2020, primarily reflecting higher margin loans, overdrafts and wealth management and mortgages exposure, partially offset by lower financial institutions exposure.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 49% of our total exposure at Sept. 30, 2021 and 55% at Dec. 31, 2020. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 25

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2021					Dec. 31, 2020
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.0	$18.8	$20.8	97%	99%	$2.3	$21.6	$23.9
Asset managers	1.5	7.4	8.9	98	77	1.4	6.4	7.8
Banks	4.9	1.7	6.6	86	88	6.7	1.1	7.8
Insurance	0.3	3.0	3.3	100	17	0.1	2.8	2.9
Government	0.1	0.1	0.2	100	—	0.1	0.2	0.3
Other	0.6	1.1	1.7	97	58	0.6	0.7	1.3
Total	$9.4	$32.1	$41.5	96%	84%	$11.2	$32.8	$44.0

The financial institutions portfolio exposure was $41.5 billion at Sept. 30, 2021, a decrease of 6% compared with Dec. 31, 2020, primarily reflecting lower exposure to the securities industry and bank portfolios, partially offset by higher exposure to the asset managers, insurance and other portfolios.

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

The exposure to financial institutions is generally short-term, with 84% of the exposures expiring within one year. At Sept. 30, 2021, 56% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2020.

Secured intraday credit facilities represent approximately 40% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.
In addition, 68% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At Sept. 30, 2021, the secured intra-day credit provided to dealers in connection with their tri-party repo activity totaled $17.7 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit.

The asset managers portfolio exposure is high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2021. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 88% due in less than one year. The investment grade percentage of our banks exposure was 86% at Sept. 30, 2021 and 85% at Dec. 31, 2020. Our non-investment grade exposures are primarily trade finance loans in Brazil.

26 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2021					Dec. 31, 2020
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.5	$4.0	$4.5	96%	17%	$0.5	$4.1	$4.6
Energy and utilities	0.3	3.9	4.2	88	3	0.3	3.9	4.2
Services and other	0.8	3.2	4.0	94	33	0.6	3.8	4.4
Media and telecom	0.1	0.8	0.9	93	8	—	0.9	0.9
Total	$1.7	$11.9	$13.6	93%	17%	$1.4	$12.7	$14.1

The commercial portfolio exposure was $13.6 billion at Sept. 30, 2021, a decrease of 4% from Dec. 31, 2020, primarily driven by lower exposure to the services and other portfolio.

We have $563 million of total direct exposure to the oil and gas industry at Sept. 30, 2021, most of which is reflected in the energy and utilities portfolio in the table above. This exposure is to exploration and production, refining and integrated companies and was 58% investment grade at Sept. 30, 2021 and 66% at Dec. 31, 2020.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2021	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Financial institutions	96%	96%	96%	95%	95%
Commercial	93%	93%	92%	92%	93%
Wealth management loans and mortgages

Our wealth management exposure was $19.3 billion at Sept. 30, 2021, compared with $17.5 billion at Dec. 31, 2020. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at Sept. 30, 2021.

At Sept. 30, 2021, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 16%; Florida – 9%; Massachusetts – 9%; and other – 44%.

BNY Mellon 27

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2021		Dec. 31, 2020
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$3.5	82%	$3.3	86%
Office	2.6	76	2.8	75
Retail	0.8	57	1.0	52
Mixed-use	0.7	24	0.7	22
Hotels	0.5	20	0.6	20
Healthcare	0.4	27	0.4	25
Other (b)	1.5	7	0.5	23
Total commercial real estate	$10.0	58%	$9.3	64%
(a)    Represents the percentage of exposure secured by real estate in each asset class.
(b)    Includes subscription lines to real-estate related private equity funds and are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Our commercial real estate exposure totaled $10.0 billion at Sept. 30, 2021 and $9.3 billion at Dec. 31, 2020. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At Sept. 30, 2021, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At Sept. 30, 2021, our commercial real estate portfolio consisted of the following concentrations: New York metro – 33%; REITs and real estate operating companies – 42%; and other – 25%.

Lease financings

The lease financings portfolio exposure totaled $0.8 billion at Sept. 30, 2021 and $1.0 billion at Dec. 31, 2020. At Sept. 30, 2021, approximately 98% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in the Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $317 million at Sept. 30, 2021 and $389 million at Dec. 31, 2020. Included in this portfolio at Sept. 30, 2021 were $54 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $20.9 billion at Sept. 30, 2021 and $15.5 billion at Dec. 31, 2020 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.1 billion at Sept. 30, 2021 and $4.6 billion at Dec. 31, 2020 related to a term loan program that offers fully collateralized loans to broker-dealers.
28 BNY Mellon

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020	Sept. 30, 2020
(dollars in millions)
Beginning balance of allowance for credit losses	$335	$419	$486	$475
Provision for credit losses	(45)	(86)	15	9
Net recoveries (charge-offs):
Loans:
Other residential mortgages	1	—	—	1
Financial institutions	—	2	—	—
Wealth management loans and mortgages	—	—	—	—
Other financial instruments	—	—	—	1
Net recoveries	1	2	—	2
Ending balance of allowance for credit losses	$291	$335	$501	$486

Allowance for loan losses	$233	$269	$358	$325
Allowance for lending-related commitments	40	50	121	135
Allowance for financial instruments (a)	18	16	22	26
Total allowance for credit losses	$291	$335	$501	$486

Non-margin loans	$43,507	$43,624	$41,053	$41,993
Margin loans	20,821	19,923	15,416	13,498
Total loans	$64,328	$63,547	$56,469	$55,491
Allowance for loan losses as a percentage of total loans	0.36%	0.42%	0.63%	0.59%
Allowance for loan losses as a percentage of non-margin loans	0.54	0.62	0.87	0.77
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.42	0.50	0.85	0.83
Allowance for loan losses and lending-related commitments as a percentage of non-margin loans	0.63	0.73	1.17	1.10
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $45 million in the third quarter of 2021, primarily driven by an improved macroeconomic forecast.

We had $20.8 billion of secured margin loans on our balance sheet at Sept. 30, 2021 compared with $15.4 billion at Dec. 31, 2020. We have rarely suffered a loss on these types of loans. As a result, we believe that the ratio of allowance for loan losses and lending-related commitments as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

BNY Mellon 29

Allocation of allowance for loan losses and lending-related commitments
	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020	Sept. 30, 2020

Commercial real estate	82%	90%	89%	84%
Other	6	—	—	—
Commercial	4	3	3	6
Financial institutions	3	2	2	2
Other residential mortgages	2	3	3	4
Wealth management (a)	2	1	2	3
Lease financings	1	1	1	1
Total	100%	100%	100%	100%
(a)    Includes the allowance for credit losses on wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If each credit were rated one grade better, the quantitative allowance would have decreased by $67 million, and if each credit were rated one grade worse, the quantitative allowance would have increased by $125 million. Our multi-scenario based macroeconomic forecast used in determining the Sept. 30, 2021 allowance for credit losses consisted of three scenarios. The baseline scenario reflects moderate and flat GDP growth and unemployment recovery and stable commercial real estate prices through mid-2022 that begin to increase in the second half of 2022. The upside scenario reflects faster GDP growth and unemployment recovery and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth throughout 2021 and increasing unemployment through 2022 and lower commercial real estate prices than the baseline. Consistent with the first and second quarters of 2021, we placed the most weight on our baseline scenario, with the remaining weighting resulting in slightly more weight placed on the downside scenario than the upside scenario. From a sensitivity perspective, at Sept. 30, 2021, if we had applied 100% weighting to the downside scenario, the quantitative allowance for credit losses would have been approximately $110 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2021	Dec. 31, 2020
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$40	$57
Wealth management loans and mortgages	26	30
Commercial real estate	25	1
Other	16	—
Total nonperforming loans	107	88
Other assets owned	1	1
Total nonperforming assets	$108	$89
Nonperforming assets ratio	0.17%	0.16%
Nonperforming assets ratio, excluding margin loans	0.25	0.22
Allowance for loan losses/nonperforming loans	217.8	406.8
Allowance for loan losses/nonperforming assets	215.7	402.2
Total allowance for credit losses/nonperforming loans	255.1	544.3
Total allowance for credit losses/nonperforming assets	252.8	538.2

Nonperforming assets increased $19 million compared with Dec. 31, 2020, reflecting higher commercial real estate loans and others loans, partially offset by lower other residential mortgages and wealth management loans and mortgages.

Lost interest

Interest revenue would have increased by $1 million in the third quarter of 2021, second quarter of 2021 and third quarter of 2020, $3 million in the first nine months of 2021 and $4 million in the first nine months of 2020, if nonperforming loans at period-end had been performing for the entire respective periods.

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as troubled debt restructurings (“TDRs”): The Coronavirus Aid, Relief, and Economic Security Act
30 BNY Mellon

(the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. See Note 1 of the Notes to Consolidated Financial Statements of our 2020 Annual Report for additional details on this guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance and we have elected to apply both, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $23 million in the third quarter of 2021, $106 million in the third quarter of 2020 and $3 million in the second quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We also modified loans of $56 million in the third quarter of 2020, a majority of which were commercial real estate loans, by providing long-term loan payment modifications and an extension of maturity. We did not identify any of the modifications as TDRs. There were no long-term loan modifications in the third quarter of 2021 and second quarter of 2021. At Sept. 30, 2021, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $94 million.

Deposits

Total deposits were $343.1 billion at Sept. 30, 2021, an increase, compared with $341.5 billion at Dec. 31, 2020. The increase primarily reflects higher noninterest-bearing deposits (principally U.S. offices), partially offset by lower interest-bearing deposits in both non-U.S. and U.S. offices.

Noninterest-bearing deposits were $100.5 billion at Sept. 30, 2021 compared with $83.8 billion at Dec. 31, 2020. Interest-bearing deposits were $242.6 billion at Sept. 30, 2021, compared with $257.7 billion at Dec. 31, 2020.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Maximum month-end balance during the quarter	$13,712	$14,071	$17,248
Average daily balance (a)	$13,415	$13,773	$16,850
Weighted-average rate during the quarter (a)	0.08%	(0.17)%	0.13%
Ending balance (b)	$11,973	$12,425	$15,907
Weighted-average rate at period end (b)	0.15%	(0.25)%	0.16%
(a)    Includes the average impact of offsetting under enforceable netting agreements of $47,411 million in the third quarter of 2021, $41,173 million in the second quarter of 2021 and $42,862 million in the third quarter of 2020. On a Non-GAAP basis, excluding the impact of offsetting, the weighted-average rates would have been 0.02% for the third quarter of 2021, (0.04)% for the second quarter of 2021 and 0.04% for the third quarter of 2020. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates paid.
(b)    Includes the impact of offsetting under enforceable netting agreements of $49,195 million at Sept. 30, 2021, $41,122 million at June 30, 2021 and $54,629 million at Sept. 30, 2020.

Fluctuations of federal funds purchased and securities sold under repurchase agreements reflect changes in overnight borrowing opportunities. The decrease of the weighted-average rates compared with Sept. 30, 2020 primarily reflects lower interest rates and repurchase agreement activity with the Fixed Income Clearing Corporation (the “FICC”), where we record interest expense gross, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.
BNY Mellon 31

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Maximum month-end balance during the quarter	$26,002	$23,704	$24,188
Average daily balance (a)	$23,923	$23,760	$23,847
Weighted-average rate during the quarter (a)	(0.01)%	(0.01)%	(0.01)%
Ending balance	$26,002	$23,704	$23,514
Weighted-average rate at period end	(0.01)%	(0.01)%	(0.01)%
(a)    The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $16,648 million in the third quarter of 2021, $16,811 million in the second quarter of 2021 and $18,501 million in the third quarter of 2020.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Maximum month-end balance during the quarter	$—	$—	$5,000
Average daily balance	$11	$—	$2,274
Weighted-average rate during the quarter	0.07%	—%	0.09%
Ending balance	$—	$—	$671
Weighted-average rate at period end	—%	—%	0.09%

The Bank of New York Mellon is authorized to issue commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. The decrease in the commercial paper compared with Sept. 30, 2020 primarily reflects the continuation of elevated deposit levels.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Maximum month-end balance during the quarter	$876	$451	$948
Average daily balance	$383	$298	$873
Weighted-average rate during the quarter	2.53%	2.21%	1.40%
Ending balance	$767	$451	$420
Weighted-average rate at period end	1.80%	2.51%	1.66%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Borrowings from the Federal Reserve Bank of Boston under the Money Market Mutual Fund Liquidity Facility (the “MMLF”) program are also included in other borrowed funds at Sept. 30, 2020. Overdrafts typically relate to timing differences for settlements. The increase in other borrowed funds compared with Sept. 30, 2020 and June 30, 2021 primarily reflects higher overdrafts of sub-custodian account balances in our Investment Services business and borrowings under lines of credit by our Pershing subsidiaries. The increase compared to Sept. 30, 2020 was partially offset by lower borrowings from the Federal Reserve Bank of Boston under the MMLF program.

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

32 BNY Mellon

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

Available funds	Sept. 30, 2021	Dec. 31, 2020	Average
(dollars in millions)			3Q21	2Q21	3Q20	YTD21	YTD20
Cash and due from banks	$6,752	$6,252	$5,990	$5,938	$4,332	$5,884	$4,343
Interest-bearing deposits with the Federal Reserve and other central banks	126,959	141,775	108,110	114,564	90,670	116,136	88,442
Interest-bearing deposits with banks	20,057	17,300	20,465	22,465	19,202	21,411	19,126
Federal funds sold and securities purchased under resale agreements	28,497	30,907	29,304	27,857	30,342	28,783	31,567
Total available funds	$182,265	$196,234	$163,869	$170,824	$144,546	$172,214	$143,478
Total available funds as a percentage of total assets	39%	42%	37%	38%	35%	38%	35%

Total available funds were $182.3 billion at Sept. 30, 2021, compared with $196.2 billion at Dec. 31, 2020. The decrease was primarily due to lower interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements, partially offset by higher interest-bearing deposits with banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper were $16.9 billion for the first nine months of 2021 and $19.7 billion for the first nine months of 2020. The decrease reflects lower commercial paper, other borrowed funds and federal funds purchased and securities sold under repurchase agreements, partially offset by higher trading liabilities.

Average foreign deposits, primarily from our European-based Investment Services business, were $112.9 billion for the first nine months of 2021, compared with $105.0 billion for the first nine months of 2020. Average interest-bearing domestic deposits were $126.4 billion for the first nine months of 2021 and $101.6 billion for the first nine months of 2020. The increase primarily reflects client activity.

Average payables to customers and broker-dealers were $17.0 billion for the first nine months of 2021 and $17.9 billion for the first nine months of 2020. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $25.7 billion for the first nine months of 2021 and $27.3 billion for the first nine months of 2020.

BNY Mellon 33

Average noninterest-bearing deposits increased to $84.9 billion for the first nine months of 2021 from $66.9 billion for the first nine months of 2020, primarily reflecting client activity.

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
NR – Not rated.

Long-term debt totaled $25.0 billion at Sept. 30, 2021 and $26.0 billion at Dec. 31, 2020. Redemptions and maturities of $4.3 billion and a decrease in the fair value of hedged long-term debt were partially offset by issuances of $3.7 billion. The Parent has no long-term debt maturing in the remainder of 2021.

In October 2021, the Parent issued $700 million of fixed rate senior notes maturing in 2024 at an annual interest rate of 0.85%, $400 million of floating rate senior notes maturing in 2024 at an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 20 basis points and $400 million of fixed rate senior notes maturing in 2029 at an annual interest rate of 1.90%.

The Bank of New York Mellon may issue notes and CDs. At Sept. 30, 2021 and Dec. 31, 2020, $30 million of notes were outstanding. There were no CDs outstanding at Sept. 30, 2021 and $100 million was outstanding at Dec. 31, 2020.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at Sept. 30, 2021 and Dec. 31, 2020. The average commercial paper outstanding was $4 million for the first nine months of 2021 and $1.4 billion for the first nine months of 2020.

Subsequent to Sept. 30, 2021, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.5 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2021,
34 BNY Mellon

non-bank subsidiaries of the Parent had liquid assets of approximately $3.9 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2020 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. Average borrowings under these lines were $4 million in the third quarter of 2021. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $266 million in aggregate. Average borrowings under these lines were $30 million, in aggregate, in the third quarter of 2021.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 81% of total revenue in the third quarter of 2021, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 117.7% at Sept. 30, 2021 and 114.3% at Dec. 31, 2020, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2021, a quarterly dividend of $0.34 per common share was paid to common shareholders. Our common stock dividend payout ratio was 33% for the third quarter of 2021.

In the third quarter of 2021, we repurchased 38.1 million common shares at an average price of $52.55 per common share, for a total cost of $2.0 billion.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at Sept. 30, 2021, and the average HQLA and average LCR for the third quarter of 2021.

Consolidated HQLA and LCR	Sept. 30, 2021
(dollars in billions)
Securities (a)	$121
Cash (b)	127
Total consolidated HQLA (c)	$248

Total consolidated HQLA – average (c)	$229
Average LCR	111%
(a)    Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.
(b)    Primarily includes cash on deposit with central banks.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $174 billion at Sept. 30, 2021 and averaged $156 billion for the third quarter of 2021.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2021.

Statement of cash flows

The following summarizes the activity reflected on the consolidated statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the
BNY Mellon 35

discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

Net cash used for operating activities was $291 million in the nine months ended Sept. 30, 2021, compared with net cash provided by operations of $5.9 billion in the nine months ended Sept. 30, 2020. In the nine months ended Sept. 30, 2021 cash flows used for operations primarily resulted from changes in trading assets and liabilities, partially offset by earnings. In the nine months ended Sept. 30, 2020, cash flows provided by operations primarily resulted from earnings and changes in trading assets and liabilities.

Net cash used for investing activities was $259 million in the nine months ended Sept. 30, 2021, compared with $44.3 billion in the nine months ended Sept. 30, 2020. In the nine months ended Sept. 30, 2021, net cash used for investing activities primarily reflects the net change in loans and securities, offset by changes in interest-bearing deposits with the Federal Reserve and other central banks. In the nine months ended Sept. 30, 2020, net cash used for investing activities primarily reflects net changes in securities and changes in interest-bearing deposits with the Federal Reserve and other central banks.

Net cash provided by financing activities was $2.2 billion in the nine months ended Sept. 30, 2021, compared with $38.1 billion in the nine months ended Sept. 30, 2020. In the nine months ended Sept. 30, 2021, net cash provided by financing activities primarily reflects changes in deposits, issuances of long-term debt and changes in payables to customers and broker-dealers, partially offset by repayments of long-term debt and common stock repurchases. In the nine months ended Sept. 30, 2020, net cash provided by financing activity reflects changes in deposits, payables to customers and broker-dealers and federal funds purchased and securities sold under repurchase agreements, partially offset by changes in commercial paper.

Capital

Capital data	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020
(dollars in millions, except per share amounts; common shares in thousands)
Average common equity to average assets	8.9%	8.9%	9.3%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	9.3%	9.7%	9.8%
BNY Mellon common shareholders’ equity to total assets ratio	8.3%	8.7%	8.8%
Total BNY Mellon shareholders’ equity	$43,601	$45,281	$45,801
Total BNY Mellon common shareholders’ equity	$39,060	$40,740	$41,260
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$20,545	$22,127	$22,563
Book value per common share	$47.30	$47.20	$46.53
Tangible book value per common share – Non-GAAP (a)	$24.88	$25.64	$25.44
Closing stock price per common share	$51.84	$51.23	$42.44
Market capitalization	$42,811	$44,220	$37,634
Common shares outstanding	825,821	863,174	886,764

Cash dividends per common share	$0.34	$0.31	$0.31
Common dividend payout ratio	33%	27%	39%
Common dividend yield	2.6%	2.4%	2.9%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of GAAP to Non-GAAP.

36 BNY Mellon

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $43.6 billion at Sept. 30, 2021 from $45.8 billion at Dec. 31, 2020. The decrease primarily reflects common stock repurchases, dividend payments and unrealized losses on securities available-for-sale, partially offset by earnings.

The unrealized gain (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $703 million at Sept. 30, 2021, compared with $1.5 billion at Dec. 31, 2020. The decrease in the unrealized gain, net of tax, was primarily driven by higher market interest rates.

In the first nine months of 2021, we repurchased 67.7 million common shares at an average price of $49.03 per common share for a total of $3.3 billion.

In December 2020, the Federal Reserve released the results of the second round of CCAR stress tests during 2020 and extended the restriction on common stock dividends and open market common stock repurchases applicable to participating CCAR BHCs, including us, to the first quarter of 2021, with certain modifications. In March 2021, the Federal Reserve extended these restrictions through the second quarter of 2021. The temporary restrictions on dividends and share repurchases ended for BNY Mellon after June 30, 2021. After these temporary restrictions were lifted, BNY Mellon continued to be subject to the stress capital buffer (“SCB”) framework, which would impose restrictions on capital distributions on an incremental basis if BNY Mellon’s risk-based capital ratios decline into the buffer zone.

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

BNY Mellon 37

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2021					June 30, 2021	Dec. 31, 2020
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.8%	12.7%	13.1%
Tier 1 capital ratio	6%		10		14.5	15.3	15.8
Total capital ratio	10		12		15.2	16.0	16.7
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.7%	12.6%	13.4%
Tier 1 capital ratio	6%		10		14.4	15.2	16.1
Total capital ratio	10		12		15.3	16.2	17.1
Tier 1 leverage ratio	N/A	(c)	4		5.7	6.0	6.3
SLR (d)(e)	N/A	(c)	5		7.0	7.5	8.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		16.5%	16.7%	17.1%
Tier 1 capital ratio	8		8.5		16.5	16.7	17.1
Total capital ratio	10		10.5		16.5	16.8	17.3
Tier 1 leverage ratio	5		4		6.1	6.1	6.4
SLR (d)	6		3		7.8	8.0	8.5
(a)    Minimum requirements for Sept. 30, 2021 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
(e)    The consolidated SLR at Dec. 31, 2020 reflects the temporary exclusion of U.S. Treasury securities from total leverage exposure which increased our consolidated SLR by 72 basis points. The temporary exclusion ceased to apply beginning April 1, 2021.

Our CET1 ratio under the Standardized Approach was 11.7% at Sept. 30, 2021 and 13.1% at Dec. 31, 2020 under the Advanced Approaches. The decrease was primarily driven by common stock repurchases, dividend payments, unrealized losses on securities available-for-sale and an increase in RWAs, partially offset by capital generated through earnings.

Tier 1 leverage was 5.7% at Sept. 30, 2021, compared with 6.0% at June 30, 2021. The decrease reflects lower Tier 1 common equity driven by common share repurchases, partially offset by lower average assets.

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
38 BNY Mellon

result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020
(in millions)
CET1:
Common shareholders’ equity	$39,060	$40,740	$41,260
Adjustments for:
Goodwill and intangible assets (a)	(18,515)	(18,613)	(18,697)
Net pension fund assets	(304)	(308)	(319)
Equity method investments	(299)	(305)	(306)
Deferred tax assets	(55)	(55)	(54)
Other	(43)	(3)	(9)
Total CET1	19,844	21,456	21,875
Other Tier 1 capital:
Preferred stock	4,541	4,541	4,541
Other	(93)	(101)	(106)
Total Tier 1 capital	$24,292	$25,896	$26,310
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	282	326	490
Other	(6)	(6)	(10)
Total Tier 2 capital – Standardized Approach	1,524	1,568	1,728
Excess of expected credit losses	—	45	247
Less: Allowance for credit losses	282	326	490
Total Tier 2 capital – Advanced Approaches	$1,242	$1,287	$1,485
Total capital:
Standardized Approach	$25,816	$27,464	$28,038
Advanced Approaches	$25,534	$27,183	$27,795

Risk-weighted assets:
Standardized Approach	$169,216	$169,885	$163,848
Advanced Approaches:
Credit Risk	$99,631	$101,282	$98,262
Market Risk	3,113	3,010	4,226
Operational Risk	64,863	65,088	63,938
Total Advanced Approaches	$167,607	$169,380	$166,426

Average assets for Tier 1 leverage ratio	$427,461	$432,954	$417,982
Total leverage exposure for SLR	$347,856	$346,455	$304,823
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q21
(in millions)
CET1 – Beginning of period	$21,456
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	881
Goodwill and intangible assets, net of related deferred tax liabilities	98
Gross CET1 generated	979
Capital deployed:
Common stock dividends (a)	(296)
Common stock repurchases	(2,001)
Total capital deployed	(2,297)
Other comprehensive income:
Unrealized loss on assets available-for-sale	(152)
Foreign currency translation	(202)
Unrealized loss on cash flow hedges	(1)
Defined benefit plans	22
Total other comprehensive income	(333)
Additional paid-in capital (b)	69
Other additions (deductions):
Net pension fund assets	4
Embedded goodwill	6
Other	(40)
Total other deductions	(30)
Net CET1 deployed	(1,612)
CET1 – End of period	$19,844
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

Sensitivity of consolidated capital ratios at Sept. 30, 2021
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Tier 1 leverage	2		1

SLR	3		2
BNY Mellon 39

From April 1, 2020 through March 31, 2021, BHCs were permitted to temporarily exclude U.S. Treasury securities from total leverage exposure used in the SLR calculation. This temporary exclusion increased our consolidated SLR by 72 basis points at Dec. 31, 2020. The temporary exclusion also impacted the TLAC and LTD calculations. BNY Mellon and The Bank of New York Mellon, as custody banks, will continue to be able to exclude certain central bank placements from the total leverage exposure used in the SLR calculation, consistent with the amendments to the SLR finalized by the U.S. banking agencies in 2019 pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act.

Stress capital buffer

In August 2021, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2021. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Recent regulatory developments” for additional information on the SCB.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2021
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	27.3%
As a percentage of total leverage exposure	7.5%	9.5%	13.3%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.4%
As a percentage of total leverage exposure	4.5%	N/A	5.5%
N/A – Not applicable.

If BNY Mellon maintains risk-based ratio or leverage TLAC measures above the minimum required level, but with a risk-based ratio or leverage below the minimum level with buffers, we will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall and eligible retained income.
40 BNY Mellon

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

VaR (a)	3Q21			Sept. 30, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.5	$3.1	$1.6
Foreign exchange	2.3	1.9	4.0	2.8
Equity	0.1	—	0.2	0.1
Credit	1.5	1.1	2.2	1.8
Diversification	(2.6)	N/M	N/M	(2.9)
Overall portfolio	3.4	2.4	5.2	3.4

VaR (a)	2Q21			June 30, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.2	$1.6	$2.7	$1.9
Foreign exchange	2.6	1.9	3.7	2.3
Equity	0.1	—	0.3	0.2
Credit	1.8	1.4	2.6	2.0
Diversification	(3.7)	N/M	N/M	(3.5)
Overall portfolio	3.0	2.5	4.5	2.9

VaR (a)	3Q20			Sept. 30, 2020
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.7	$2.6	$2.2
Foreign exchange	2.6	2.0	3.7	2.5
Equity	0.3	0.1	0.6	0.1
Credit	2.2	1.5	3.5	2.3
Diversification	(3.8)	N/M	N/M	(3.7)
Overall portfolio	3.4	2.4	4.6	3.4

VaR (a)	YTD21
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.5	$3.1
Foreign exchange	2.6	1.9	4.0
Equity	0.1	—	0.9
Credit	1.7	1.1	2.8
Diversification	(3.3)	N/M	N/M
Overall portfolio	3.2	2.4	5.2

VaR (a)	YTD20
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$1.7	$11.3
Foreign exchange	3.0	1.7	6.3
Equity	0.7	0.1	2.3
Credit	3.0	1.2	12.1
Diversification	(5.3)	N/M	N/M
Overall portfolio	4.8	2.4	14.3
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

BNY Mellon 41

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

During the third quarter of 2021, interest rate risk generated 35% of average gross VaR, foreign exchange risk generated 38% of average gross VaR, equity risk generated 2% of average gross VaR and credit risk generated 25% of average gross VaR. During the third quarter of 2021, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Revenue range:	Number of days
Less than $(2.5)	—	—	—	2	4
$(2.5) – $0	2	7	6	12	10
$0 – $2.5	23	22	17	11	23
$2.5 – $5.0	30	25	21	26	16
More than $5.0	9	10	17	11	12
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $17.9 billion at Sept. 30, 2021 and $15.3 billion at Dec. 31, 2020.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5.2 billion at Sept. 30, 2021 and $6.0 billion at Dec. 31, 2020.

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

At Sept. 30, 2021, our OTC derivative assets, including those in hedging relationships, of $4.4 billion included a credit valuation adjustment (“CVA”) deduction of $27 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.1 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA increased less than $1 million and the DVA was unchanged in the third quarter of 2021, which decreased other trading revenue by less than $1 million. The net impact increased other trading
42 BNY Mellon

revenue by $1 million in the second quarter of 2021 and $3 million in the third quarter of 2020.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2021	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020

Rating:
AAA to AA-	52%	52%	45%	46%	54%
A+ to A-	17	19	26	28	20
BBB+ to BBB-	25	24	22	18	17
BB+ and lower (b)	6	5	7	8	9
Total	100%	100%	100%	100%	100%
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

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue between a baseline scenario and hypothetical interest rate scenarios. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

In the table below, we use the earnings simulation model to assess the impact of various hypothetical interest rate scenarios compared to the baseline scenario. Beginning in the third quarter of 2021, we have refined our scenario analysis by replacing gradual rate ramp scenarios with scenarios that reflect the impact of instantaneous interest rate shock movements. In each of the new scenarios, all currencies’ interest rates are instantaneously shifted higher or lower. The scenarios assume instantaneous rate changes at the start of the forecast. Long-term interest rates are defined as all tenors equal to or greater than three years and short-term interest rates are defined as all tenors equal to or less than three months. Interim term points are interpolated where applicable. The refined scenarios are intended to provide information on a basis that is consistent with industry practice.

The following table shows net interest revenue sensitivity for BNY Mellon. Prior periods have been updated to reflect the impact of instantaneous interest rate shock movements.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Up 100 bps rate shock vs. baseline	$840	$857	$628
Long-term up 100 bps, short-term unchanged	239	214	267
Short-term up 100 bps, long-term unchanged	601	643	361
Long-term down 50 bps, short-term unchanged	(117)	(113)	(150)
Down 100 bps rate shock vs. baseline	794	648	639

BNY Mellon 43

The slight decreases in certain of the rising rate sensitivities compared with June 30, 2021 are driven by slightly lower client deposits.

While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, it is likely that a portion of the recent monetary policy-driven deposit inflows would run-off in a rising short-term rate environment. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit runoff, we note that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario in the table above by approximately $60 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, given the continued low short-term interest rates, money market mutual fund fees and other similar fees are being waived to protect investors from negative returns. See “Fee and other revenue” beginning on page 7 for additional details on the impact of money market fee waivers on fee revenues.

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

BNY Mellon has presented the measure of fee revenue, excluding money market fee waivers – Non-GAAP. We believe that this measure is useful information for investors for evaluating the impact of current interest rates and market conditions on fee revenue growth rates and the performance of our business.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q21	2Q21	3Q20	YTD21	YTD20
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$881	$991	$876	$2,730	$2,721
Add: Amortization of intangible assets	19	20	26	63	78
Less: Tax impact of amortization of intangible assets	4	5	7	15	19
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$896	$1,006	$895	$2,778	$2,780

Average common shareholders’ equity	$39,755	$40,393	$39,924	$40,286	$38,693
Less: Average goodwill	17,474	17,517	17,357	17,495	17,304
Average intangible assets	2,953	2,975	3,039	2,976	3,062
Add: Deferred tax liability – tax deductible goodwill	1,173	1,163	1,132	1,173	1,132
Deferred tax liability – intangible assets	673	675	666	673	666
Average tangible common shareholders’ equity – Non-GAAP	$21,174	$21,739	$21,326	$21,661	$20,125

Return on common shareholders’ equity – GAAP	8.8%	9.8%	8.7%	9.1%	9.4%
Return on tangible common shareholders’ equity – Non-GAAP	16.8%	18.6%	16.7%	17.1%	18.5%

BNY Mellon 45

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2021	June 30, 2021	Dec. 31, 2020	Sept. 30, 2020
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$43,601	$45,281	$45,801	$44,917
Less: Preferred stock	4,541	4,541	4,541	4,532
BNY Mellon common shareholders’ equity at period end – GAAP	39,060	40,740	41,260	40,385
Less: Goodwill	17,420	17,487	17,496	17,357
Intangible assets	2,941	2,964	3,012	3,026
Add: Deferred tax liability – tax deductible goodwill	1,173	1,163	1,144	1,132
Deferred tax liability – intangible assets	673	675	667	666
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$20,545	$22,127	$22,563	$21,800

Period-end common shares outstanding (in thousands)	825,821	863,174	886,764	886,136

Book value per common share – GAAP	$47.30	$47.20	$46.53	$45.58
Tangible book value per common share – Non-GAAP	$24.88	$25.64	$25.44	$24.60

The following table presents the impact of money market fee waivers on our consolidated fee revenue.

Fee revenue reconciliation	3Q21	3Q20	3Q21 vs.
(dollars in millions)			3Q20
Fee revenue	$3,265	$3,074	6%
Less: Money market fee waivers	(262)	(110)
Fee revenue, excluding money market fee waivers – Non-GAAP	$3,527	$3,184	11%

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	3Q21	3Q20	3Q21 vs.
(dollars in millions)			3Q20
Investment management and performance fees – GAAP	$913	$835	9%
Impact of changes in foreign currency exchange rates	—	15
Adjusted investment management and performance fees – Non-GAAP	$913	$850	7%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business.

Constant currency reconciliation – Investment and Wealth Management business			3Q21 vs.
(dollars in millions)	3Q21	3Q20	3Q20
Investment management and performance fees – GAAP	$914	$835	9%
Impact of changes in foreign currency exchange rates	—	15
Adjusted investment management and performance fees – Non-GAAP	$914	$850	8%

46 BNY Mellon

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business.

Pre-tax operating margin reconciliation – Investment and Wealth Management business
(dollars in millions)	3Q21	2Q21	1Q21	4Q20	3Q20	YTD21	YTD20
Income before income taxes – GAAP	$348	$326	$278	$311	$245	$952	$660

Total revenue – GAAP	$1,032	$999	$991	$990	$918	$3,022	$2,702
Less: Distribution and servicing expense	76	74	75	76	85	225	262
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$956	$925	$916	$914	$833	$2,797	$2,440

Pre-tax operating margin – GAAP (a)	34%	33%	28%	32%	27%	31%	24%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	36%	35%	30%	34%	29%	34%	27%
(a)    Income before taxes divided by total revenue.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and “Supervision and Regulation” in our 2020 Annual Report.

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
BNY Mellon 47

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
48 BNY Mellon

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended				Year-to-date
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020		Sept. 30, 2021	Sept. 30, 2020
(in millions)
Fee and other revenue
Investment services fees:
Asset servicing fees	$1,223	$1,200	$1,168		$3,622	$3,500
Clearing services fees	423	435	397		1,313	1,298
Issuer services fees	280	281	295		806	835
Treasury services fees	165	160	152		482	445
Total investment services fees	2,091	2,076	2,012		6,223	6,078
Investment management and performance fees	913	889	835		2,692	2,483
Foreign exchange revenue	185	184	149	(a)	600	587	(a)
Financing-related fees	48	48	49		147	166
Distribution and servicing	28	27	29		84	87
Total fee revenue	3,265	3,224	3,074	(a)	9,746	9,401	(a)
Investment and other income	127	89	61	(a)	225	240	(a)
Net securities gains	2	2	9		4	27
Total other revenue	129	91	70	(a)	229	267	(a)
Total fee and other revenue	3,394	3,315	3,144		9,975	9,668
Net interest revenue
Interest revenue	693	685	820		2,116	3,333
Interest expense	52	40	117		175	1,036
Net interest revenue	641	645	703		1,941	2,297
Total revenue	4,035	3,960	3,847		11,916	11,965
Provision for credit losses	(45)	(86)	9		(214)	321
Noninterest expense
Staff	1,584	1,518	1,466		4,704	4,412
Software and equipment	372	365	340		1,099	1,011
Professional, legal and other purchased services	363	363	355		1,069	1,022
Sub-custodian and clearing	129	132	119		385	344
Net occupancy	120	122	136		365	408
Distribution and servicing	76	73	85		223	261
Bank assessment charges	34	35	30		103	100
Business development	22	22	17		63	79
Amortization of intangible assets	19	20	26		63	78
Other	199	128	107		473	364
Total noninterest expense	2,918	2,778	2,681		8,547	8,079
Income
Income before income taxes	1,162	1,268	1,157		3,583	3,565
Provision for income taxes	219	241	213		681	694
Net income	943	1,027	944		2,902	2,871
Net loss (income) attributable to noncontrolling interests related to consolidated investment management funds	4	(5)	(7)		(6)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	947	1,022	937		2,896	2,867
Preferred stock dividends	(66)	(31)	(61)		(166)	(146)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$881	$991	$876		$2,730	$2,721
(a)    In the first quarter of 2021, we reclassified certain items within total revenue on the consolidated income statement and reclassified prior periods to be comparable with the current period presentation. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$881	$991	$876	$2,730	$2,721
Less: Earnings allocated to participating securities	—	1	1	2	5
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$881	$990	$875	$2,728	$2,716

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
(in thousands)
Basic	844,088	869,460	889,499	865,374	891,050
Common stock equivalents	5,297	4,315	2,173	4,401	2,522
Less: Participating securities	(357)	(300)	(603)	(451)	(779)
Diluted	849,028	873,475	891,069	869,324	892,793

Anti-dilutive securities (a)	517	547	1,485	739	1,828
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
(in dollars)
Basic	$1.04	$1.14	$0.98	$3.15	$3.05
Diluted	$1.04	$1.13	$0.98	$3.14	$3.04

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
(in millions)
Net income	$943	$1,027	$944	$2,902	$2,871
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(202)	51	331	(301)	77
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during the period	(150)	77	233	(776)	1,169
Reclassification adjustment	(2)	(1)	(6)	(3)	(20)
Total unrealized (loss) gain on assets available-for-sale	(152)	76	227	(779)	1,149
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	22	25	20	69	57
Total defined benefit plans	22	25	20	69	57
Net unrealized (loss) gain on cash flow hedges	(1)	(3)	8	(7)	1
Total other comprehensive (loss) income, net of tax (a)	(333)	149	586	(1,018)	1,284
Total comprehensive income	610	1,176	1,530	1,884	4,155
Net loss (income) attributable to noncontrolling interests	4	(5)	(7)	(6)	(4)
Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$614	$1,171	$1,521	$1,878	$4,151
(a)    Other comprehensive (loss) income attributable to The Bank of New York Mellon Corporation shareholders was $(333) million for the quarter ended Sept. 30, 2021, $149 million for the quarter ended June 30, 2021, $584 million for the quarter ended Sept. 30, 2020, $(1,018) million for the nine months ended Sept. 30, 2021 and $1,284 million for the nine months ended Sept. 30, 2020.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2021	Dec. 31, 2020
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $2 and $4	$6,752	$6,252
Interest-bearing deposits with the Federal Reserve and other central banks	126,959	141,775
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $3 (includes restricted of $4,201 and $3,167)	20,057	17,300
Federal funds sold and securities purchased under resale agreements	28,497	30,907
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $56,708 and $49,224)	56,267	47,946
Available-for-sale, at fair value (amortized cost of $99,338 and $105,141, net of allowance for credit losses of $10 and $11)	101,007	108,495
Total securities	157,274	156,441
Trading assets	17,854	15,272
Loans	64,328	56,469
Allowance for credit losses	(233)	(358)
Net loans	64,095	56,111
Premises and equipment	3,422	3,602
Accrued interest receivable	464	510
Goodwill	17,420	17,496
Intangible assets	2,941	3,012
Other assets, net of allowance for credit losses on accounts receivable of $4 and $4 (includes $1,313 and $1,009, at fair value)	24,798	20,955
Total assets	$470,533	$469,633
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$100,498	$83,854
Interest-bearing deposits in U.S. offices	130,468	133,479
Interest-bearing deposits in non-U.S. offices	112,173	124,212
Total deposits	343,139	341,545
Federal funds purchased and securities sold under repurchase agreements	11,973	11,305
Trading liabilities	5,152	6,031
Payables to customers and broker-dealers	26,002	25,085
Other borrowed funds	767	350
Accrued taxes and other expenses	5,609	5,696
Other liabilities (including allowance for credit losses on lending-related commitments of $40 and $121, also includes $433 and $1,110, at fair value)	8,796	7,517
Long-term debt (includes $400 and $400, at fair value)	25,043	25,984
Total liabilities	426,481	423,513
Temporary equity
Redeemable noncontrolling interests	178	176
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 45,826 and 45,826 shares	4,541	4,541
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,389,042,033 and 1,382,306,327 shares	14	14
Additional paid-in capital	28,075	27,823
Retained earnings	36,125	34,241
Accumulated other comprehensive loss, net of tax	(2,003)	(985)
Less: Treasury stock of 563,220,970 and 495,542,796 common shares, at cost	(23,151)	(19,833)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,601	45,801
Nonredeemable noncontrolling interests of consolidated investment management funds	273	143
Total permanent equity	43,874	45,944
Total liabilities, temporary equity and permanent equity	$470,533	$469,633

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2021	2020
Operating activities
Net income	$2,902	$2,871
Net (income) attributable to noncontrolling interests	(6)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,896	2,867
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(214)	321
Pension plan contributions	(5)	(18)
Depreciation and amortization	1,406	1,175
Deferred tax (benefit)	255	(351)
Net securities (gains)	(4)	(27)
Change in trading assets and liabilities	(3,466)	1,736
Change in accruals and other, net	(1,159)	200
Net cash (used for) provided by operating activities	(291)	5,903
Investing activities
Change in interest-bearing deposits with banks	(2,005)	(3,808)
Change in interest-bearing deposits with the Federal Reserve and other central banks	11,450	(9,775)
Purchases of securities held-to-maturity	(7,587)	(23,507)
Paydowns of securities held-to-maturity	8,601	6,291
Maturities of securities held-to-maturity	1,242	5,477
Purchases of securities available-for-sale	(38,201)	(56,860)
Sales of securities available-for-sale	8,846	10,824
Paydowns of securities available-for-sale	10,132	7,300
Maturities of securities available-for-sale	13,396	21,113
Net change in loans	(7,823)	(537)
Sales of loans and other real estate	1	10
Change in federal funds sold and securities purchased under resale agreements	2,343	525
Net change in seed capital investments	(83)	20
Purchases of premises and equipment/capitalized software	(841)	(956)
Proceeds from the sale of premises and equipment	34	—
Dispositions, net of cash	8	—
Other, net	228	(417)
Net cash (used for) investing activities	(259)	(44,300)
Financing activities
Change in deposits	4,805	35,736
Change in federal funds purchased and securities sold under repurchase agreements	806	4,299
Change in payables to customers and broker-dealers	954	4,627
Change in other borrowed funds	432	(183)
Change in commercial paper	—	(3,288)
Net proceeds from the issuance of long-term debt	3,689	2,245
Repayments of long-term debt	(4,250)	(4,400)
Proceeds from the exercise of stock options	45	36
Issuance of common stock	10	9
Issuance of preferred stock	—	990
Treasury stock acquired	(3,318)	(988)
Common cash dividends paid	(846)	(838)
Preferred cash dividends paid	(166)	(146)
Other, net	4	36
Net cash provided by financing activities	2,165	38,135
Effect of exchange rate changes on cash	(81)	(10)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	1,534	(272)
Cash and due from banks and restricted cash at beginning of period	9,419	7,267
Cash and due from banks and restricted cash at end of period	$10,953	$6,995
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,752	$4,104
Restricted cash at end of period	4,201	2,891
Cash and due from banks and restricted cash at end of period	$10,953	$6,995
Supplemental disclosures
Interest paid	$226	$1,166
Income taxes paid	376	1,112
Income taxes refunded	36	23
See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2021	$4,541	$14	$28,006	$35,540	$(1,670)	$(21,150)	$344	$45,625	(a)	$169
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		8
Other net changes in noncontrolling interests	—	—	—	—	—	—	(67)	(67)		1
Net income (loss)	—	—	—	947	—	—	(4)	943		—
Other comprehensive (loss)	—	—	—	—	(333)	—	—	(333)		—
Dividends:
Common stock at $0.34 per share (b)	—	—	—	(296)	—	—	—	(296)		—
Preferred stock	—	—	—	(66)	—	—	—	(66)		—
Repurchase of common stock	—	—	—	—	—	(2,001)	—	(2,001)		—
Common stock issued under employee benefit plans	—	—	4	—	—	—	—	4		—
Stock awards and options exercised	—	—	65	—	—	—	—	65		—
Balance at Sept. 30, 2021	$4,541	$14	$28,075	$36,125	$(2,003)	$(23,151)	$273	$43,874	(a)	$178
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $40,740 million at June 30, 2021 and $39,060 million at Sept. 30, 2021.
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

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2020	$4,541	$14	$27,823	$34,241	$(985)	$(19,833)	$143	$45,944	(a)	$176
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		37
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(52)
Other net changes in noncontrolling interests	—	—	(24)	—	—	—	124	100		17
Net income	—	—	—	2,896	—	—	6	2,902		—
Other comprehensive (loss)	—	—	—	—	(1,018)	—	—	(1,018)		—
Dividends:
Common stock at $0.96 per share (b)	—	—	—	(846)	—	—	—	(846)		—
Preferred stock	—	—	—	(166)	—	—	—	(166)		—
Repurchase of common stock	—	—	—	—	—	(3,318)	—	(3,318)		—
Common stock issued under employee benefit plans	—	—	14	—	—	—	—	14		—
Stock awards and options exercised	—	—	262	—	—	—	—	262		—
Balance at Sept. 30, 2021	$4,541	$14	$28,075	$36,125	$(2,003)	$(23,151)	$273	$43,874	(a)	$178
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $41,260 million at Dec. 31, 2020 and $39,060 million at Sept. 30, 2021.
(b)    Includes dividend-equivalents on share-based awards.

BNY Mellon 55

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2019	$3,542	$14	$27,515	$31,894	$(2,638)	$(18,844)	$102	$41,585	(a)	$143
Impact of adopting ASU 2016-13, Financial Instruments – Credit Losses	—	—	—	45	(5)	—	—	40		—
Adjusted balance at Jan. 1, 2020	3,542	14	27,515	31,939	(2,643)	(18,844)	102	41,625		143
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		55
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(17)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	145	140		(2)
Net income	—	—	—	2,867	—	—	4	2,871		—
Other comprehensive income	—	—	—	—	1,284	—	—	1,284		—
Dividends:
Common stock at $0.93 per share	—	—	—	(839)	—	—	—	(839)		—
Preferred stock	—	—	—	(146)	—	—	—	(146)		—
Repurchase of common stock	—	—	—	—	—	(988)	—	(988)		—
Common stock issued under employee benefit plans	—	—	21	—	—	—	—	21		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	210	—	—	—	—	210		—
Balance at Sept. 30, 2020	$4,532	$14	$27,741	$33,821	$(1,359)	$(19,832)	$251	$45,168	(a)	$179
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

The table below summarizes the effects of the reclassifications on the consolidated income statement.

Consolidated income statement reclassifications	Quarter ended	Year-to-date
	Sept. 30, 2020	Sept. 30, 2020
(in millions)
Before reclassifications
Foreign exchange and other trading revenue	$137	$622
Total fee revenue	$3,108	$9,598
Investment and other income	$46	$162
Income from consolidated investment management funds	$27	$43

After reclassifications
Foreign exchange revenue	$149	$587
Total fee revenue	$3,074	$9,401
Investment and other income	$61	$240

The table below summarizes the effects of the reclassifications on the business segments.

Business segment reclassifications	Year-to-date
Sept. 30, 2020
(in millions)
Investment Services business
Before reclassifications
Foreign exchange and other trading revenue	$585
Other revenue	$391

After reclassifications
Foreign exchange revenue	$518
Other revenue	$458

Other segment
Before reclassifications
Fee revenue	$61
Net securities gains	$27

After reclassifications
Fee revenue	$23
Other revenue	$65

Certain additional immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.
BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

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

Note 2–Acquisitions and dispositions

In the fourth quarter of 2020, BNY Mellon entered into agreements to sell two legal entities. Those sales closed in the first and third quarters of 2021. BNY Mellon recorded a total after-tax loss of $34 million on these transactions in the fourth quarter of 2020 and a $4 million gain in the third quarter of 2021.

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2021 and Dec. 31, 2020.

Securities at Sept. 30, 2021		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$25,392	$795	$226	$25,961
Agency residential mortgage-backed securities (“RMBS”)	14,616	339	47	14,908
Sovereign debt/sovereign guaranteed	12,999	112	42	13,069
Agency commercial mortgage-backed securities (“MBS”)	8,139	430	25	8,544
Supranational	7,931	34	26	7,939
Foreign covered bonds	6,917	38	9	6,946
Collateralized loan obligations (“CLOs”)	5,202	5	3	5,204
Non-agency commercial MBS	3,108	90	16	3,182
Foreign government agencies	2,670	16	7	2,679
State and political subdivisions	2,651	15	22	2,644
U.S. government agencies	2,541	115	13	2,643
Non-agency RMBS (a)	2,469	144	15	2,598
Corporate bonds	2,395	29	47	2,377
Other asset-backed securities (“ABS”)	2,307	14	9	2,312
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$99,338	$2,176	$507	$101,007
Held-to-maturity:
Agency RMBS	$37,607	$631	$230	$38,008
U.S. Treasury	10,528	52	31	10,549
Agency commercial MBS	4,170	64	29	4,205
U.S. government agencies	2,879	1	41	2,839
Sovereign debt/sovereign guaranteed	969	23	3	989
Supranational	54	—	—	54
Non-agency RMBS	46	3	—	49
State and political subdivisions	14	1	—	15
Total securities held-to-maturity	$56,267	$775	$334	$56,708
Total securities	$155,605	$2,951	$841	$157,715
(a)    Includes $387 million that was included in the former Grantor Trust.
(b)    The amortized cost of available-for-sale securities is net of the allowance for credit loss of $10 million. The allowance for credit loss primarily relates to CLOs.
(c)    Includes gross unrealized gains of $477 million and gross unrealized losses of $80 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains are primarily related to agency RMBS, U.S. Treasury securities, agency commercial MBS and U.S. government agency securities and losses are primarily related to U.S. Treasury securities and agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.
58 BNY Mellon

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
The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	3Q21	2Q21	3Q20	YTD21	YTD20
Realized gross gains	$3	$6	$10	$21	$38
Realized gross losses	(1)	(4)	(1)	(17)	(11)
Total net securities gains	$2	$2	$9	$4	$27

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q21	2Q21	3Q20	YTD21	YTD20
U.S. Treasury	$—	$—	$1	$(4)	$7
Foreign government agencies	—	—	5	1	7
Supranational	—	—	—	—	6
Other	2	2	3	7	7
Total net securities gains	$2	$2	$9	$4	$27

In the third quarter of 2021, agency RMBS, U.S. Treasury securities and U.S. government agencies with an aggregate amortized cost of $4.81 billion and fair value of $5.08 billion were transferred from available-for-sale securities to held-to-maturity securities to reduce the impact of changes in interest rates on accumulated other comprehensive income.

In the second quarter of 2021, U.S. Treasury securities and agency commercial MBS with an aggregate amortized cost of $5.95 billion and fair value of $5.96 billion were transferred from available-for-sale securities to held-to-maturity securities to reduce the impact of changes in interest rates on accumulated other comprehensive income.

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $10 million at Sept. 30, 2021 and $11 million at Dec. 31, 2020, and primarily relates to the available-for-sale CLO portfolio.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Credit quality indicators – Securities

At Sept. 30, 2021, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in credit spreads from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $80 million of the unrealized losses at Sept. 30, 2021 and $44 million at Dec. 31, 2020 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2021 (a)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$2,830	$16	$491	$31	$3,321	$47
U.S. Treasury	12,106	222	46	4	12,152	226
Sovereign debt/sovereign guaranteed	3,921	42	104	—	4,025	42
Agency commercial MBS	1,945	24	561	1	2,506	25
Foreign covered bonds	1,637	9	93	—	1,730	9
Supranational	2,357	23	268	3	2,625	26
CLOs	422	1	337	2	759	3
Foreign government agencies	947	7	42	—	989	7
U.S. government agencies	904	13	—	—	904	13
Other ABS	1,066	8	144	1	1,210	9
Non-agency commercial MBS	766	13	137	3	903	16
Non-agency RMBS (b)	1,190	11	318	4	1,508	15
State and political subdivisions	1,607	22	21	—	1,628	22
Corporate bonds	1,577	47	—	—	1,577	47
Total securities available-for-sale (c)	$33,275	$458	$2,562	$49	$35,837	$507
(a)    Includes $8.7 billion of securities with an unrealized loss of greater than $1 million.
(b)    Includes $1 million of securities with an unrealized loss of less than $1 million for less than 12 months and $2 million of securities with an unrealized loss of less than $1 million for 12 months or more that were included in the former Grantor Trust.
(c)    Includes $49 million gross unrealized losses for less than 12 months and gross unrealized losses of $31 million for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to U.S. Treasury securities and agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.

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

Held-to-maturity securities portfolio at Sept. 30, 2021			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower	A1+/A2/SP-1
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$37,607	$401	100%	—%	—%	—%	—%	—%
U.S. Treasury	10,528	21	100	—	—	—	—	—
U.S. government agencies	2,879	(40)	100	—	—	—	—	—
Agency commercial MBS	4,170	35	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	969	20	100	—	—	—	—	—
Non-agency RMBS	46	3	24	59	1	15	—	1
Supranational	54	—	100	—	—	—	—	—
State and political subdivisions	14	1	5	2	5	—	—	88
Total held-to-maturity securities	$56,267	$441	100%	—%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.
BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Held-to-maturity securities portfolio at Dec. 31, 2020			Ratings
		Net unrealized gain (loss)				BB+ and lower	A1+/A2/SP-1
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-			Not rated
Agency RMBS	$38,355	$1,041	100%	—%	—%	—%	—%	—%
U.S. Treasury	2,938	90	100	—	—	—	—	—
U.S. government agencies	2,816	(2)	100	—	—	—	—	—
Agency commercial MBS	2,659	103	100	—	—	—	—	—
Sovereign debt/sovereign guaranteed (a)	1,050	42	98	—	—	—	2	—
Non-agency RMBS	58	3	28	55	2	14	—	1
Supranational	55	—	100	—	—	—	—	—
State and political subdivisions	15	1	6	2	6	—	—	86
Total held-to-maturity securities	$47,946	$1,278	100%	—%	—%	—%	—%	—%
(a)    Primarily consists of exposure to France, UK and Germany.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2021	U.S. Treasury		U.S. government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,159	1.44%	$195	0.21%	$235	2.44%	$7,710	0.58%	$—	—%	$10,299
Over 1 through 5 years	8,883	1.01	1,720	0.95	633	2.07	19,077	0.49	—	—	30,313
Over 5 through 10 years	12,051	1.22	614	2.00	1,499	1.55	6,146	0.74	—	—	20,310
Over 10 years	2,868	3.10	114	1.91	277	2.26	78	1.14	—	—	3,337
Mortgage-backed securities	—	—	—	—	—	—	—	—	29,232	1.93	29,232
Asset-backed securities	—	—	—	—	—	—	—	—	7,516	1.38	7,516
Total	$25,961	1.35%	$2,643	1.17%	$2,644	1.83%	$33,011	0.56%	$36,748	1.81%	$101,007
Securities held-to-maturity:
One year or less	$1,653	1.27%	$—	—%	$1	5.52%	$94	0.45%	$—	—%	$1,748
Over 1 through 5 years	5,978	0.95	862	0.68	1	5.72	848	0.70	—	—	7,689
Over 5 through 10 years	2,897	1.21	1,869	1.08	4	4.65	81	0.59	—	—	4,851
Over 10 years	—	—	148	1.88	8	4.80	—	—	—	—	156
Mortgage-backed securities	—	—	—	—	—	—	—	—	41,823	2.27	41,823
Total	$10,528	1.07%	$2,879	1.00%	$14	4.89%	$1,023	0.66%	$41,823	2.27%	$56,267
(a)    Yields are based upon the amortized cost of securities and do not reflect the impact of hedging.

Pledged assets

At Sept. 30, 2021, BNY Mellon had pledged assets of $141 billion, including $110 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2021 included $123 billion of securities, $12 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At Sept. 30, 2021 and Dec. 31, 2020, pledged assets included $23 billion and $18 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2021 and Dec. 31, 2020, the market value of the securities received that can be sold or repledged was $119 billion and $121 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2021 and Dec. 31, 2020, the market value of securities collateral sold or repledged was $71 billion and $84 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At Sept. 30, 2021 and Dec. 31, 2020, cash segregated under federal and other regulations or requirements was $4 billion and $3 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $3 billion at Sept. 30, 2021 and $6 billion at Dec. 31, 2020. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Domestic:
Commercial	$1,659	$1,356
Commercial real estate	6,081	6,056
Financial institutions	4,049	4,495
Lease financings	297	431
Wealth management loans and mortgages	17,819	16,211
Other residential mortgages	317	389
Overdrafts	1,667	651
Other	2,308	1,823
Margin loans	17,915	13,141
Total domestic	52,112	44,553
Foreign:
Commercial	16	73
Commercial real estate	311	—
Financial institutions	5,399	6,750
Lease financings	476	559
Wealth management loans and mortgages	168	146
Other (primarily overdrafts)	2,940	2,113
Margin loans	2,906	2,275
Total foreign	12,216	11,916
Total loans (a)	$64,328	$56,469
(a)    Net of unearned income of $247 million at Sept. 30, 2021 and $274 million at Dec. 31, 2020 primarily related to domestic and foreign lease financings.

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
BNY Mellon 63

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

Allowance for credit losses activity for the quarter ended Sept. 30, 2021					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			Other	Total
Beginning balance	$8	$289	$7	$2	$5	$8	$—	$319
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	1	—	1
Provision (a)	2	(63)	2	(1)	—	(3)	16	(47)
Ending balance (b)	$10	$226	$9	$1	$5	$6	$16	$273
Allowance for:
Loan losses	$2	$199	$5	$1	$4	$6	$16	$233
Lending-related commitments	8	27	4	—	1	—	—	40
Individually evaluated for impairment:
Loan balance (c)	$—	$25	$—	$—	$18	$1	$16	$60
Allowance for loan losses	—	3	—	—	—	—	16	19
(a)    Does not include the provision for credit losses related to other financial instruments of $2 million for the third quarter 2021.
(b)    Includes $4 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $60 million with $52 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended June 30, 2021					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			Total
Beginning balance	$11	$365	$7	$2	$6	$9	$400
Charge-offs	—	—	—	—	—	(1)	(1)
Recoveries	—	—	2	—	—	1	3
Net recoveries	—	—	2	—	—	—	2
Provision (a)	(3)	(76)	(2)	—	(1)	(1)	(83)
Ending balance (b)	$8	$289	$7	$2	$5	$8	$319
Allowance for:
Loan losses	$3	$248	$4	$2	$4	$8	$269
Lending-related commitments	5	41	3	—	1	—	50
Individually evaluated for impairment:
Loan balance (c)	$—	$26	$—	$—	$17	$1	$44
Allowance for loan losses	—	3	—	—	—	—	3
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $3 million for the second quarter 2021.
(b)    Includes $4 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $44 million with $50 million of collateral at fair value.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$40	$372	$16	$3	$11	$12	$454
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	1
Net recoveries	—	—	—	—	—	1	1
Provision (a)	(13)	14	(5)	—	4	5	5
Ending balance (b)	$27	$386	$11	$3	$15	$18	$460
Allowance for:
Loan losses	$14	$270	$7	$3	$13	$18	$325
Lending-related commitments	13	116	4	—	2	—	135
Individually evaluated for impairment:
Loan balance (c)	$—	$—	$—	$—	$17	$—	$17
Allowance for loan losses	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses related to other financial instruments of $4 million for the third quarter 2020.
(b)    Includes $8 million of allowance for credit losses related to foreign loans, primarily financial institutions.
(c)    Includes collateral-dependent loans of $17 million with $25 million of collateral at fair value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2021					Wealth management loans and mortgages	Other residential mortgages	Other	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$16	$430	$10	$2	$8	$13	$—	$479
Charge-offs	—	—	—	—	(1)	(1)	—	(2)
Recoveries	—	—	2	—	—	4	—	6
Net recoveries (charge-offs)	—	—	2	—	(1)	3	—	4
Provision (a)	(6)	(204)	(3)	(1)	(2)	(10)	16	(210)
Ending balance	$10	$226	$9	$1	$5	$6	$16	$273
(a)    Does not include provision for credit losses benefit related to other financial instruments of $4 million for the nine months ended Sept. 30, 2021.

Allowance for credit losses activity for the nine months ended Sept. 30, 2020					Wealth management loans and mortgages	Other residential mortgages	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Balance at Dec. 31, 2019	$60	$76	$20	$3	$20	$13	$24	$216
Impact of adopting ASU 2016-13	(43)	14	(6)	—	(12)	2	(24)	(69)
Balance at Jan. 1, 2020	17	90	14	3	8	15	—	147
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Provision (a)	10	296	(3)	—	7	(1)	—	309
Ending balance	$27	$386	$11	$3	$15	$18	$—	$460
(a)    Does not include provision for credit losses related to other financial instruments of $12 million for the nine months ended Sept. 30, 2020.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2021			Dec. 31, 2020
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Other residential mortgages	$39	$1	$40	$57	$—	$57
Wealth management loans and mortgages	8	18	26	10	20	30
Commercial real estate	25	—	25	1	—	1
Other	16	—	16	—	—	—
Total nonperforming loans	88	19	107	68	20	88
Other assets owned	—	1	1	—	1	1
Total nonperforming assets	$88	$20	$108	$68	$21	$89

At Sept. 30, 2021 and Dec. 31, 2020, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2021				Dec. 31, 2020
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans and mortgages	$73	$11	$—	$84	$54	$1	$—	$55
Commercial real estate	27	—	—	27	19	16	—	35
Financial institutions	10	—	—	10	11	—	—	11
Other residential mortgages	3	—	—	3	3	1	—	4
Total past due loans	$113	$11	$—	$124	$87	$18	$—	$105

Loan modifications

Due to the coronavirus pandemic, there have been two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. See Note 1 of the Notes to Consolidated Financial Statements in our 2020 Annual Report for additional details on the CARES Act, Consolidated Appropriations Act, 2021, and Interagency Guidance. Financial institutions may account for eligible loan modifications either under the CARES Act or the Interagency Guidance. The Company has elected to apply both the CARES Act and the Interagency Guidance, as applicable, in providing borrowers with loan modification relief in response to the coronavirus pandemic. We modified loans of $23 million in the third quarter of 2021, $106 million in the third quarter of 2020 and $3 million in the second quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We also modified loans of $56 million in the third quarter of 2020, a majority of which were commercial real estate loans, by providing long-term loan payment modifications and an extension of maturity. We did not identify any of the modifications as TDRs. There were no long-term loan modifications in the third quarter of 2021 and second quarter of 2021. At Sept. 30, 2021, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $94 million.
66 BNY Mellon

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							Sept. 30, 2021
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD21	2020	2019	2018	2017	Prior to 2017			Total (a)
Commercial:
Investment grade	$401	$20	$—	$—	$195	$57	$818	$—	$1,491
Non-investment grade	90	23	—	—	—	—	71	—	184
Total commercial	491	43	—	—	195	57	889	—	1,675	$—
Commercial real estate:
Investment grade	1,265	524	793	166	275	651	670	—	4,344
Non-investment grade	613	92	625	355	74	106	157	26	2,048
Total commercial real estate	1,878	616	1,418	521	349	757	827	26	6,392	8
Financial institutions:
Investment grade	759	—	—	—	—	72	6,949	—	7,780
Non-investment grade	45	—	6	—	—	—	1,617	—	1,668
Total financial institutions	804	—	6	—	—	72	8,566	—	9,448	10
Wealth management loans and mortgages:
Investment grade	67	15	74	4	153	125	9,500	—	9,938
Non-investment grade	2	—	—	—	—	—	28	—	30
Wealth management mortgages	1,468	1,036	899	561	944	3,084	27	—	8,019
Total wealth management loans and mortgages	1,537	1,051	973	565	1,097	3,209	9,555	—	17,987	28
Lease financings	23	81	15	11	4	639	—	—	773	—
Other residential mortgages	—	—	—	—	—	317	—	—	317	1
Other loans	—	—	—	—	—	—	2,362	—	2,362	1
Margin loans	6,254	800	—	—	—	—	13,767	—	20,821	8
Total loans	$10,987	$2,591	$2,412	$1,097	$1,645	$5,051	$35,966	$26	$59,775	$56
(a)    Excludes overdrafts of $4,553 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
BNY Mellon 67

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2021. In addition, 68% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term, with 84% expiring within one year.

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
68 BNY Mellon

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At Sept. 30, 2021, less than 1% of the mortgages were past due.

At Sept. 30, 2021, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 16%; Florida – 9%; Massachusetts – 9%; and other – 44%.

Lease financings

At Sept. 30, 2021, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $317 million at Sept. 30, 2021 and $389 million at Dec. 31, 2020. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2021 were $54 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.6 billion at Sept. 30, 2021 and $2.7 billion at Dec. 31, 2020. Overdrafts occur on a daily basis and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $20.8 billion of secured margin loans at Sept. 30, 2021, compared with $15.4 billion at Dec. 31, 2020. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2021 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2021.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$8,456	$9,040	$—	$17,496
Dispositions	—	(5)	—	(5)
Foreign currency translation	(48)	(23)	—	(71)
Balance at Sept. 30, 2021	$8,408	$9,012	$—	$17,420

Goodwill by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$8,332	$9,007	$47	$17,386
Foreign currency translation	21	(50)	—	(29)
Other (a)	47	—	(47)	—
Balance at Sept. 30, 2020	$8,400	$8,957	$—	$17,357
(a)    Reflects the transfer of goodwill associated with Capital Markets business.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$608	$1,555	$849	$3,012
Disposition	—	(6)	—	(6)
Amortization	(41)	(22)	—	(63)
Foreign currency translation	—	(2)	—	(2)
Balance at Sept. 30, 2021	$567	$1,525	$849	$2,941

Intangible assets – net carrying amount by business (in millions)	Investment Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2019	$678	$1,580	$849	$3,107
Amortization	(54)	(24)	—	(78)
Foreign currency translation	1	(4)	—	(3)
Balance at Sept. 30, 2020	$625	$1,552	$849	$3,026

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2021				Dec. 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Investment Services	$1,059	$(864)	$195	9 years	$1,435	$(1,199)	$236
Customer relationships—Investment and Wealth Management	609	(491)	118	9 years	705	(564)	141
Other	46	(7)	39	14 years	59	(15)	44
Total subject to amortization	1,714	(1,362)	352	10 years	2,199	(1,778)	421
Not subject to amortization: (b)
Tradename	1,294	N/A	1,294	N/A	1,295	N/A	1,295
Customer relationships	1,295	N/A	1,295	N/A	1,296	N/A	1,296
Total not subject to amortization	2,589	N/A	2,589	N/A	2,591	N/A	2,591
Total intangible assets	$4,303	$(1,362)	$2,941	N/A	$4,790	$(1,778)	$3,012
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

Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Corporate/bank-owned life insurance	$5,349	$5,301
Accounts receivable	4,187	3,619
Fails to deliver	3,531	1,371
Software	1,999	1,884
Prepaid pension assets	1,683	1,556
Equity in a joint venture and other investments	1,409	1,259
Qualified affordable housing project investments	1,104	1,145
Renewable energy investments	1,066	1,206
Income taxes receivable	610	599
Assets of consolidated investment management funds	505	487
Prepaid expense	488	477
Federal Reserve Bank stock	470	479
Seed capital	255	215
Fair value of hedging derivatives	238	19
Other (a)	1,904	1,338
Total other assets	$24,798	$20,955
(a)    At Sept. 30, 2021 and Dec. 31, 2020, other assets include $7 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the
BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other income on the consolidated income statement. Our non-readily marketable equity securities totaled $212 million at Sept. 30, 2021 and $129 million at Dec. 31, 2020 and are included in equity in a joint venture and other investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	3Q21	2Q21	3Q20	YTD21	YTD20
Upward adjustments	$55	$6	$4	$61	$10	$114
Downward adjustments	—	—	—	—	—	(4)
Net adjustments	$55	$6	$4	$61	$10	$110

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.1 billion at Sept. 30, 2021 and Dec. 31, 2020. Commitments to fund future investments in qualified affordable housing projects totaled $480 million at Sept. 30, 2021 and $514 million at Dec. 31, 2020 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: 2021 – $77 million; 2022 – $163 million; 2023 – $162 million; 2024 – $58 million; 2025 – $2 million; and 2026 and thereafter – $18 million.

Tax credits and other tax benefits recognized were $38 million in the third quarter of 2021, $38 million in the second quarter of 2021, $35 million in the third quarter of 2020, $114 million in the first nine months of 2021 and $111 million in the first nine months of 2020.

Amortization expense included in the provision for income taxes was $32 million in the third quarter of 2021, $32 million in the second quarter of 2021, $30 million in the third quarter of 2020, $96 million in the first nine months of 2021 and $92 million in the first nine months of 2020.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business, we make seed capital investments in certain funds we manage. We also hold private equity investments, primarily small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2021		Dec. 31, 2020
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$59	$25	$52	$22
Private equity investments (b)	114	61	102	52
Other (c)	46	—	47	—
Total	$219	$86	$201	$74
(a)    Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of three to 11 years at both Sept. 30, 2021 and Dec. 31, 2020, are liquidated.
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

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2021				June 30, 2021				Sept. 30, 2020
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee and other revenue – contract revenue:
Investment services fees:
Asset servicing fees	$1,199	$25	$(17)	$1,207	$1,175	$24	$(16)	$1,183	$1,143	$25	$(13)	$1,155
Clearing services fees	423	—	—	423	435	—	—	435	397	—	—	397
Issuer services fees	280	—	—	280	281	—	—	281	296	—	—	296
Treasury services fees	168	1	—	169	164	—	(1)	163	153	1	(2)	152
Total investment services fees	2,070	26	(17)	2,079	2,055	24	(17)	2,062	1,989	26	(15)	2,000
Investment management and performance fees	5	901	(6)	900	4	870	(4)	870	4	838	(3)	839
Financing-related fees	16	—	—	16	16	—	—	16	13	1	1	15
Distribution and servicing	(1)	28	1	28	—	28	(1)	27	(2)	31	—	29
Investment and other income	38	(10)	—	28	32	(7)	—	25	57	(33)	(2)	22
Total fee and other revenue – contract revenue	2,128	945	(22)	3,051	2,107	915	(22)	3,000	2,061	863	(19)	2,905
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	250	40	57	347	229	37	44	310	185	8	39	232
Total fee and other revenue	$2,378	$985	$35	$3,398	$2,336	$952	$22	$3,310	$2,246	$871	$20	$3,137
(a)    Primarily includes asset servicing fees, foreign exchange revenue, financing-related fees, investment and other income and net securities gains, all of which are accounted for using other accounting guidance.
(b)    The revenue in the Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(4) million in the third quarter of 2021, $5 million in the second quarter of 2021 and $7 million in the third quarter of 2020.
IS – Investment Services business segment.
IWM – Investment and Wealth Management business segment.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2021				Sept. 30, 2020
(in millions)	IS	IWM	Other	Total	IS	IWM	Other	Total
Fee and other revenue – contract revenue:
Investment services fees:
Asset servicing fees	$3,549	$74	$(51)	$3,572	$3,417	$73	$(39)	$3,451
Clearing services fees	1,313	—	—	1,313	1,298	—	—	1,298
Issuer services fees	806	—	—	806	836	—	—	836
Treasury services fees	491	1	—	492	446	1	(1)	446
Total investment services fees	6,159	75	(51)	6,183	5,997	74	(40)	6,031
Investment management and performance fees	13	2,654	(15)	2,652	13	2,492	(12)	2,493
Financing-related fees	52	—	—	52	64	2	1	67
Distribution and servicing	—	84	—	84	(21)	108	—	87
Investment and other income	106	(28)	—	78	191	(124)	1	68
Total fee and other revenue – contract revenue	6,330	2,785	(66)	9,049	6,244	2,552	(50)	8,746
Fee and other revenue – not in scope of ASC 606 (a)(b)	729	95	96	920	777	3	138	918
Total fee and other revenue	$7,059	$2,880	$30	$9,969	$7,021	$2,555	$88	$9,664
(a)    Primarily includes asset servicing fees, foreign exchange revenue, financing-related fees, investment and other income and net securities gains, all of which are accounted for using other accounting guidance.
(b)    The revenue in the Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $6 million in the first nine months of 2021 and $4 million in the first nine months of 2020.
IS – Investment Services business segment.
IWM – Investment and Wealth Management business segment.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at Sept. 30, 2021 and $2.4 billion at Dec. 31, 2020.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $108 million at Sept. 30, 2021 and $32 million at Dec. 31, 2020. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $185 million at Sept. 30, 2021 and $167 million at Dec. 31, 2020. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the third quarter of 2021 relating to contract liabilities as of June 30, 2021 was $68 million. Revenue recognized in the first nine months of 2021 relating to contract liabilities as of Dec. 31, 2020 was $101 million.
Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $62 million at Sept. 30, 2021 and $73 million at Dec. 31, 2020. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the third quarter of 2021, $6 million in the third quarter of 2020, $5 million in the second quarter of 2021, $15 million in the first nine months of 2021 and $16 million in the first nine months of 2020.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

the inception of a contract which enables the fulfillment of the performance obligation, and totaled $19 million at Sept. 30, 2021 and $15 million at Dec. 31, 2020. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the consolidated income statement and totaled less than $1 million in the third quarter of 2021, $1 million in the third quarter of 2020, less than $1 million in the second quarter of 2021, $1 million in the first nine months of 2021 and $4 million in the first nine months of 2020.
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

Note 8–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Interest revenue
Deposits with the Federal Reserve and other central banks	$(21)	$(25)	$(10)	$(62)	$63
Deposits with banks	12	11	20	37	118
Federal funds sold and securities purchased under resale agreements	32	25	48	89	505
Margin loans	52	49	41	146	168
Non-margin loans	186	188	199	559	738
Securities:
Taxable	413	415	499	1,278	1,649
Exempt from federal income taxes	11	11	7	31	19
Total securities	424	426	506	1,309	1,668
Trading securities	8	11	16	38	73
Total interest revenue	693	685	820	2,116	3,333
Interest expense
Deposits	(44)	(49)	(29)	(130)	194
Federal funds purchased and securities sold under repurchase agreements	2	(5)	6	(6)	282
Trading liabilities	1	2	2	6	11
Other borrowed funds	3	1	3	6	14
Commercial paper	—	—	—	—	7
Customer payables	(1)	—	—	(2)	29
Long-term debt	91	91	135	301	499
Total interest expense	52	40	117	175	1,036
Net interest revenue	641	645	703	1,941	2,297
Provision for credit losses	(45)	(86)	9	(214)	321
Net interest revenue after provision for credit losses	$686	$731	$694	$2,155	$1,976

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2021			June 30, 2021			Sept. 30, 2020
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$4	$—	$—	$3	$—	$—	$3	$—
Interest cost	35	6	1	34	7	1	39	7	2
Expected return on assets	(75)	(9)	(2)	(75)	(8)	(1)	(80)	(10)	(2)
Other	24	3	—	24	3	—	22	2	(1)
Net periodic benefit (credit) cost	$(16)	$4	$(1)	$(17)	$5	$—	$(19)	$2	$(1)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2021			Sept. 30, 2020
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$11	$—	$—	$9	$—
Interest cost	103	19	3	117	20	4
Expected return on assets	(225)	(26)	(5)	(239)	(29)	(5)
Other	73	10	—	65	8	(2)
Net periodic benefit (credit) cost	$(49)	$14	$(2)	$(57)	$8	$(3)
Note 10–Income taxes

BNY Mellon recorded an income tax provision of $219 million (18.8% effective tax rate) in the third quarter of 2021, $213 million (18.4% effective tax rate) in the third quarter of 2020 and $241 million (19.0% effective tax rate) in the second quarter of 2021.

Our total tax reserves as of Sept. 30, 2021 were $120 million compared with $119 million at Dec. 31, 2020. If these tax reserves were unnecessary, $120 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2021 is accrued interest, where applicable, of $33 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2021 was $6 million, compared with $5 million for the nine months ended Sept. 30, 2020.

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Consolidated investments	Sept. 30, 2021				Dec. 31, 2020
(in millions)	Investment Management funds		Securitization	Total consolidated investments	Investment Management funds		Securitization	Total consolidated investments
Trading assets	$487		$400	$887	$482		$400	$882
Other assets	18		—	18	5		—	5
Total assets	$505	(a)	$400	$905	$487	(b)	$400	$887
Other liabilities	$5		$400	$405	$3		$400	$403
Total liabilities	$5	(a)	$400	$405	$3	(b)	$400	$403
Nonredeemable noncontrolling interests	$273	(a)	$—	$273	$143	(b)	$—	$143
(a)    Includes voting model entities (“VMEs”) with assets of $185 million, liabilities of $1 million and nonredeemable noncontrolling interests of $48 million.
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

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2021			Dec. 31, 2020
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities – Available-for-sale (a)	$208	$—	$208	$217	$—	$217
Other	2,380	480	2,882	2,565	514	3,096
(a)    Includes investments in the Company’s sponsored CLOs.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2021 and Dec. 31, 2020.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series E	4.950% to but excluding June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	10,000	10,000	990	990
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Total		45,826	45,826	$4,541	$4,541
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series E, Series F, Series G and Series H preferred stock is recorded net of issuance costs.

The table below presents the dividends paid on the Parent’s preferred stock.

Preferred dividends paid
(dollars in millions, except per share amounts)	Depositary shares per share		3Q21		2Q21		3Q20		YTD21		YTD20
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,011.11	$5	$1,011.11	$5	$1,011.11	$5	$3,033.33	$15	$3,044.44	$15
Series C	4,000		N/A	N/A	N/A	N/A	1,300.00	7	N/A	N/A	3,900.00	23
Series D	100		N/A	—	2,250.00	11	N/A	—	2,250.00	11	2,250.00	11
Series E	100		898.50	10	911.68	9	962.65	10	2,735.00	28	3,437.65	35
Series F	100		2,312.50	23	N/A	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		2,350.00	23	N/A	—	1,579.72	16	4,700.00	47	1,579.72	16
Series H	100		925.00	5	925.00	6	N/A	N/A	3,258.06	19	N/A	N/A
Total				$66		$31		$61		$166		$146
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

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2021			June 30, 2021			Sept. 30, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(158)	$(44)	$(202)	$38	$13	$51	$262	$69	$331
Total foreign currency translation	(158)	(44)	(202)	38	13	51	262	69	331
Unrealized gain (loss) on assets available-for-sale:
Unrealized (loss) gain arising during period	(201)	51	(150)	106	(29)	77	297	(64)	233
Reclassification adjustment (b)	(2)	—	(2)	(2)	1	(1)	(9)	3	(6)
Net unrealized (loss) gain on assets available-for-sale	(203)	51	(152)	104	(28)	76	288	(61)	227
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	28	(6)	22	27	(2)	25	24	(4)	20
Total defined benefit plans	28	(6)	22	27	(2)	25	24	(4)	20
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge gain arising during period	1	—	1	—	—	—	9	(1)	8
Reclassification of net loss (gain) to net income:
FX contracts – staff expense	(2)	—	(2)	(4)	1	(3)	—	—	—
Total reclassifications to net income	(2)	—	(2)	(4)	1	(3)	—	—	—
Net unrealized (loss) gain on cash flow hedges	(1)	—	(1)	(4)	1	(3)	9	(1)	8
Total other comprehensive (loss) income	$(334)	$1	$(333)	$165	$(16)	$149	$583	$3	$586
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

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2021			Sept. 30, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(247)	$(54)	$(301)	$101	$(24)	$77
Total foreign currency translation	(247)	(54)	(301)	101	(24)	77
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(1,021)	245	(776)	1,529	(360)	1,169
Reclassification adjustment (b)	(4)	1	(3)	(27)	7	(20)
Net unrealized (loss) gain on assets available-for-sale	(1,025)	246	(779)	1,502	(353)	1,149
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	83	(14)	69	72	(15)	57
Total defined benefit plans	83	(14)	69	72	(15)	57
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	2	—	2	(1)	1	—
Reclassification of net (gains) losses to net income:
FX contracts – staff expense	(11)	2	(9)	2	(1)	1
Total reclassifications to net income	(11)	2	(9)	2	(1)	1
Net unrealized (loss) on cash flow hedges	(9)	2	(7)	1	—	1
Total other comprehensive (loss) income	$(1,198)	$180	$(1,018)	$1,676	$(392)	$1,284
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

BNY Mellon 79

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

Assets measured at fair value on a recurring basis at Sept. 30, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$25,961	$—	$—	$—	$25,961
Agency RMBS	—	14,908	—	—	14,908
Sovereign debt/sovereign guaranteed	5,587	7,482	—	—	13,069
Agency commercial MBS	—	8,544	—	—	8,544
Supranational	—	7,939	—	—	7,939
Foreign covered bonds	—	6,946	—	—	6,946
CLOs	—	5,204	—	—	5,204
Non-agency commercial MBS	—	3,182	—	—	3,182
Foreign government agencies	—	2,679	—	—	2,679
State and political subdivisions	—	2,644	—	—	2,644
U.S. government agencies	—	2,643	—	—	2,643
Non-agency RMBS (b)	—	2,598	—	—	2,598
Corporate bonds	—	2,377	—	—	2,377
Other ABS	—	2,312	—	—	2,312
Other debt securities	—	1	—	—	1
Total available-for-sale securities	31,548	69,459	—	—	101,007
Trading assets:
Debt instruments	1,811	2,604	—	—	4,415
Equity instruments (c)	9,274	—	—	—	9,274
Derivative assets not designated as hedging:
Interest rate	4	3,420	—	(1,455)	1,969
Foreign exchange	—	6,351	—	(4,251)	2,100
Equity and other contracts	6	259	—	(169)	96
Total derivative assets not designated as hedging	10	10,030	—	(5,875)	4,165
Total trading assets	11,095	12,634	—	(5,875)	17,854
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	238	—	—	238
Total derivative assets designated as hedging	—	238	—	—	238
Other assets (d)	531	325	—	—	856
Total other assets	531	563	—	—	1,094
Assets measured at NAV (d)					219
Total assets	$43,174	$82,656	$—	$(5,875)	$120,174
Percentage of total assets prior to netting	34%	66%	—%
80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Liabilities:
Trading liabilities:
Debt instruments	$2,331	$68	$—	$—	$2,399
Equity instruments	61	—	—	—	61
Derivative liabilities not designated as hedging:
Interest rate	3	2,986	—	(1,844)	1,145
Foreign exchange	—	6,218	—	(4,685)	1,533
Equity and other contracts	—	14	—	—	14
Total derivative liabilities not designated as hedging	3	9,218	—	(6,529)	2,692
Total trading liabilities	2,395	9,286	—	(6,529)	5,152
Long-term debt (c)	—	400	—	—	400
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	421	—	—	421
Foreign exchange	—	7	—	—	7
Total derivative liabilities designated as hedging	—	428	—	—	428
Other liabilities	1	4	—	—	5
Total other liabilities	1	432	—	—	433
Total liabilities	$2,396	$10,118	$—	$(6,529)	$5,985
Percentage of total liabilities prior to netting	19%	81%	—%
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
(b)    Includes $387 million in Level 2 that was included in the former Grantor Trust.
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
(d)    Includes seed capital, private equity investments and other assets.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2021							Dec. 31, 2020
	Total carrying value (b)	Ratings (a)						Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	A1+/A2 & SP-1	Not rated
(dollars in millions)
Non-agency RMBS (c), originated in:
2008-2021	$1,996	100%	—%	—%	—%	—%	—%	$1,548	100%	—%	—%	—%	—%	—%
2007	124	—	4	—	40	—	56	179	12	3	—	42	—	43
2006	194	—	24	—	33	—	43	237	—	23	—	40	—	37
2005	179	3	5	1	40	—	51	227	3	—	7	52	—	38
2004 and earlier	105	16	10	5	57	—	12	135	19	10	11	54	—	6
Total non-agency RMBS	$2,598	78%	3%	—%	9%	—%	10%	$2,326	69%	3%	1%	16%	—%	11%
Non-agency commercial MBS originated in:
2009-2021	$3,182	100%	—%	—%	—%	—%	—%	$3,017	99%	1%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,537	100%	—%	—%	—%	—%	—%	$2,552	100%	—%	—%	—%	—%	—%
UK	1,220	100	—	—	—	—	—	1,259	100	—	—	—	—	—
Australia	865	100	—	—	—	—	—	951	100	—	—	—	—	—
Germany	666	100	—	—	—	—	—	494	100	—	—	—	—	—
Norway	621	100	—	—	—	—	—	703	100	—	—	—	—	—
Other	1,037	100	—	—	—	—	—	766	100	—	—	—	—	—
Total foreign covered bonds	$6,946	100%	—%	—%	—%	—%	—%	$6,725	100%	—%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$3,651	100%	—%	—%	—%	—%	—%	$2,222	100%	—%	—%	—%	—%	—%
France	1,852	100	—	—	—	—	—	1,697	100	—	—	—	—	—
Italy	1,536	—	—	100	—	—	—	2,010	—	—	100	—	—	—
UK	1,203	99	—	—	—	1	—	1,089	100	—	—	—	—	—
Singapore	1,102	100	—	—	—	—	—	984	100	—	—	—	—	—
Spain	998	—	9	91	—	—	—	1,920	—	5	95	—	—	—
Canada	651	100	—	—	—	—	—	572	100	—	—	—	—	—
Hong Kong	568	100	—	—	—	—	—	29	100	—	—	—	—	—
Netherlands	340	100	—	—	—	—	—	491	100	—	—	—	—	—
Austria	306	100	—	—	—	—	—	256	100	—	—	—	—	—
Japan	296	—	100	—	—	—	—	408	—	100	—	—	—	—
Ireland	235	—	100	—	—	—	—	252	—	100	—	—	—	—
Other (d)	331	60	—	—	40	—	—	461	73	—	—	27	—	—
Total sovereign debt/sovereign guaranteed	$13,069	75%	5%	19%	1%	—%	—%	$12,391	62%	6%	31%	1%	—%	—%
Foreign government agencies:
Netherlands	$834	100%	—%	—%	—%	—%	—%	$847	100%	—%	—%	—%	—%	—%
Canada	572	78	22	—	—	—	—	511	75	25	—	—	—	—
France	277	100	—	—	—	—	—	305	100	—	—	—	—	—
Norway	270	100	—	—	—	—	—	273	100	—	—	—	—	—
Sweden	253	100	—	—	—	—	—	281	100	—	—	—	—	—
Finland	205	100	—	—	—	—	—	225	100	—	—	—	—	—
Germany	—	—	—	—	—	—	—	1,473	100	—	—	—	—	—
Other	268	64	36	—	—	—	—	220	55	45	—	—	—	—
Total foreign government agencies	$2,679	92%	8%	—%	—%	—%	—%	$4,135	95%	5%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2021 and Dec. 31, 2020, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes $387 million at Sept. 30, 2021 and $487 million at Dec. 31, 2020 that were included in the former Grantor Trust.
(d)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $134 million at Sept. 30, 2021 and $125 million at Dec. 31, 2020.
84 BNY Mellon

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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2021				Dec. 31, 2020
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$42	$—	$42	$—	$48	$—	$48
Other assets (b)	—	214	—	214	—	131	—	131
Total assets at fair value on a nonrecurring basis	$—	$256	$—	$256	$—	$179	$—	$179
(a)    The fair value of these loans was unchanged in the third quarter of 2021 and decreased less than $1 million in the fourth quarter of 2020, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
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

Summary of financial instruments	Sept. 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$126,959	$—	$126,959	$126,959
Interest-bearing deposits with banks	—	20,063	—	20,063	20,057
Federal funds sold and securities purchased under resale agreements	—	28,497	—	28,497	28,497
Securities held-to-maturity	11,538	45,170	—	56,708	56,267
Loans (a)	—	63,513	—	63,513	63,322
Other financial assets	6,752	1,186	—	7,938	7,938
Total	$18,290	$285,388	$—	$303,678	$303,040
Liabilities:
Noninterest-bearing deposits	$—	$100,498	$—	$100,498	$100,498
Interest-bearing deposits	—	241,183	—	241,183	242,641
Federal funds purchased and securities sold under repurchase agreements	—	11,973	—	11,973	11,973
Payables to customers and broker-dealers	—	26,002	—	26,002	26,002
Borrowings	—	929	—	929	929
Long-term debt	—	25,741	—	25,741	24,643
Total	$—	$406,326	$—	$406,326	$406,686
(a)    Does not include the leasing portfolio.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$141,775	$—	$141,775	$141,775
Interest-bearing deposits with banks	—	17,310	—	17,310	17,300
Federal funds sold and securities purchased under resale agreements	—	30,907	—	30,907	30,907
Securities held-to-maturity	4,120	45,104	—	49,224	47,946
Loans (a)	—	53,586	—	53,586	55,121
Other financial assets	6,252	1,160	—	7,412	7,412
Total	$10,372	$289,842	$—	$300,214	$300,461
Liabilities:
Noninterest-bearing deposits	$—	$83,854	$—	$83,854	$83,854
Interest-bearing deposits	—	257,287	—	257,287	257,691
Federal funds purchased and securities sold under repurchase agreements	—	11,305	—	11,305	11,305
Payables to customers and broker-dealers	—	25,085	—	25,085	25,085
Borrowings	—	563	—	563	563
Long-term debt	—	27,306	—	27,306	25,584
Total	$—	$405,400	$—	$405,400	$404,082
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

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Assets of consolidated investment management funds:
Trading assets	$487	$482
Other assets	18	5
Total assets of consolidated investment management funds	$505	$487
Liabilities of consolidated investment management funds:
Other liabilities	5	3
Total liabilities of consolidated investment management funds	$5	$3

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

The following table presents the changes in fair value of long-term debt recorded in other trading revenue (loss) which is included in investment and other income in the consolidated income statement.

Change in fair value of long-term debt (a)
(in millions)	3Q21	2Q21	3Q20	YTD21	YTD20
Investment and other income – other trading revenue (loss)	$—	$—	$(1)	$—	$(13)
(a)    The changes in fair value are approximately offset by an economic hedge included in other trading revenue.

Note 16–Derivative instruments

We use derivatives to manage exposure to market risk, including interest rate risk, equity price risk and foreign currency risk, as well as credit risk. Our trading activities are focused on acting as a market-
86 BNY Mellon

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2021.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, corporate bonds and foreign covered bonds. At Sept. 30, 2021, $24.7 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $24.7 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2021, $21.1 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $21.1 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, Hong Kong dollar, Polish zloty, Singapore dollar and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2021, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $330 million (notional), with a net pre-tax gain of $1 million recorded in accumulated OCI. Over the next 12 months, a gain of $1 million will be reclassified to earnings.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At Sept. 30, 2021, $143 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $143 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2021, forward foreign exchange contracts with notional amounts totaling $8.3 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At Sept. 30, 2021, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q21	2Q21	3Q20	YTD21	YTD20
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$183	$(325)	$150	$649	$(864)
Hedged item	Interest revenue	(184)	322	(140)	(647)	856
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(96)	22	(68)	(427)	693
Hedged item	Interest expense	96	(21)	66	426	(691)
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	—	(1)	1	7	(11)
Hedged item	Foreign exchange revenue	—	1	1	(6)	13
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	2	4	—	11	(2)
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$1	$2	$10	$13	$(6)
(a)    Includes gains of less than $1 million in the third quarter of 2021, second quarter of 2021 and third quarter of 2020 and gains of $1 million in the first nine months of 2021 and first nine months of 2020 associated with the amortization of the excluded component. At Sept. 30, 2021 and Dec. 31, 2020, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q21	2Q21	3Q20	YTD21	YTD20		3Q21	2Q21	3Q20	YTD21	YTD20
FX contracts	$201	$(62)	$(289)	$221	$103	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020
Available-for-sale securities (b)(c)	$24,662	$17,536	$742	$1,428
Long-term debt	$21,565	$14,784	$395	$783
(a)    Includes $182 million and $177 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2021 and Dec. 31, 2020, respectively, and $80 million and $118 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2021 and Dec. 31, 2020, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $143 million at Sept. 30, 2021 and $148 million at Dec. 31, 2020.
(c)    Carrying amount represents the amortized cost.
88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$45,771	$31,360	$—	$—	$421	$666
Foreign exchange contracts	8,749	8,706	238	19	7	441
Total derivatives designated as hedging instruments			$238	$19	$428	$1,107
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$195,065	$198,865	$3,424	$4,482	$2,989	$3,880
Foreign exchange contracts	925,721	813,003	6,351	7,688	6,218	7,622
Equity contracts	8,214	5,142	265	2	9	37
Credit contracts	190	165	—	—	5	4
Total derivatives not designated as hedging instruments			$10,040	$12,172	$9,221	$11,543
Total derivatives fair value (d)			$10,278	$12,191	$9,649	$12,650
Effect of master netting agreements (e)			(5,875)	(8,346)	(6,529)	(7,845)
Fair value after effect of master netting agreements			$4,403	$3,845	$3,120	$4,805
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,060 million and $1,714 million, respectively, at Sept. 30, 2021, and $1,552 million and $1,051 million, respectively, at Dec. 31, 2020.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q21	2Q21	3Q20		YTD21	YTD20
Foreign exchange revenue	$185	$184	$149	(a)	$600	$587	(a)
Other trading revenue (loss)	20	(1)	(14)	(a)	12	44	(a)
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

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a loss of $2 million in the third quarter of 2021, gains of $12 million in the third quarter of 2020, $13 million in the second quarter of 2021 and $21 million in the first nine months of 2021 and a loss of $1 million in the first nine months of 2020.
BNY Mellon 89

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

	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$4,790	$5,235
Collateral posted	$5,216	$5,568
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2021	Dec. 31, 2020
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$45	$79
Baa2/BBB	$465	$813
Ba1/BB+	$2,597	$2,859
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2021 and Dec. 31, 2020, existing collateral arrangements would have required us to post additional collateral of $47 million and $41 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2021
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,238	$1,456		$782	$223	$—	$559
Foreign exchange contracts	5,943	4,251		1,692	66	—	1,626
Equity and other contracts	265	168		97	28	—	69
Total derivatives subject to netting arrangements	8,446	5,875		2,571	317	—	2,254
Total derivatives not subject to netting arrangements	1,832	—		1,832	—	—	1,832
Total derivatives	10,278	5,875		4,403	317	—	4,086
Reverse repurchase agreements	66,757	49,195	(b)	17,562	17,536	—	26
Securities borrowing	10,935	—		10,935	10,355	—	580
Total	$87,970	$55,070		$32,900	$28,208	$—	$4,692
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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2021				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,389	$1,844		$1,545	$1,503	$—	$42
Foreign exchange contracts	5,744	4,685		1,059	247	—	812
Equity and other contracts	9	—		9	—	—	9
Total derivatives subject to netting arrangements	9,142	6,529		2,613	1,750	—	863
Total derivatives not subject to netting arrangements	507	—		507	—	—	507
Total derivatives	9,649	6,529		3,120	1,750	—	1,370
Repurchase agreements	59,510	49,195	(b)	10,315	10,308	2	5
Securities lending	1,658	—		1,658	1,581	—	77
Total	$70,817	$55,724		$15,093	$13,639	$2	$1,452
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2021				Dec. 31, 2020
	Remaining contractual maturity			Total	Remaining contractual maturity			Total
(in millions)	Overnight and continuous	Up to 30 days	30 days or more		Overnight and continuous	Up to 30 days	30 days or more
Repurchase agreements:
U.S. Treasury	$52,216	$144	$—	$52,360	$62,381	$—	$—	$62,381
Corporate bonds	217	16	1,161	1,394	190	218	1,436	1,844
Agency RMBS	1,369	—	—	1,369	3,117	—	80	3,197
U.S. government agencies	985	—	—	985	425	—	—	425
State and political subdivisions	57	48	857	962	66	40	864	970
Sovereign debt/sovereign guaranteed	578	—	349	927	—	—	—	—
Other debt securities	1	5	198	204	7	21	138	166
Equity securities	—	230	1,079	1,309	—	21	827	848
Total	$55,423	$443	$3,644	$59,510	$66,186	$300	$3,345	$69,831
Securities lending:
Agency RMBS	$123	$—	$—	$123	$161	$—	$—	$161
Other debt securities	119	—	—	119	52	—	—	52
Equity securities	1,416	—	—	1,416	822	—	—	822
Total	$1,658	$—	$—	$1,658	$1,035	$—	$—	$1,035
Total secured borrowings	$57,081	$443	$3,644	$61,168	$67,221	$300	$3,345	$70,866

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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2021	Dec. 31, 2020
(in millions)
Lending commitments	$46,892	$47,577
Standby letters of credit (“SBLC”) (a)	1,993	2,265
Commercial letters of credit	146	60
Securities lending indemnifications (b)(c)	485,626	469,121
(a)Net of participations totaling $126 million at Sept. 30, 2021 and $154 million at Dec. 31, 2020.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $64 billion at Sept. 30, 2021 and $62 billion at Dec. 31, 2020.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $50 billion at Sept. 30, 2021 and $41 billion at Dec. 31, 2020.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $28.0 billion in less than one year, $18.1 billion in one to five years and $787 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $163 million at Sept. 30, 2021 and $194 million at Dec. 31, 2020. At Sept. 30, 2021, $1.4 billion of the SBLCs will expire within one year, $558 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2021	Dec. 31, 2020

Investment grade	85%	82%
Non-investment grade	15%	18%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $146 million at Sept. 30, 2021 and $60 million at Dec. 31, 2020.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $40 million at Sept. 30, 2021 and $121 million at Dec. 31, 2020.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $511 billion at Sept. 30, 2021 and $493 billion at Dec. 31, 2020.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2021 and Dec. 31, 2020, $64 billion and $62 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $68 billion and $66 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2021, we had $3.7 billion of unsettled repurchase agreements and $10.4 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2021. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2021
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.0	$18.8	$20.8
Asset managers	1.5	7.4	8.9
Banks	4.9	1.7	6.6
Insurance	0.3	3.0	3.3
Government	0.1	0.1	0.2
Other	0.6	1.1	1.7
Total	$9.4	$32.1	$41.5

Commercial portfolio exposure (in billions)	Sept. 30, 2021
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.5	$4.0	$4.5
Energy and utilities	0.3	3.9	4.2
Services and other	0.8	3.2	4.0
Media and telecom	0.1	0.8	0.9
Total	$1.7	$11.9	$13.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash and/or securities.

Sponsored member repo program

BNY Mellon is a sponsoring member in the FICC sponsored member program, where we submit eligible repurchase and reverse repurchase transactions in U.S. Treasury and agency securities (“Sponsored Member Transactions”) between BNY Mellon and our sponsored member clients for novation and clearing through FICC pursuant to the FICC Government Securities Division rulebook (the “FICC Rules”). We also guarantee to FICC the prompt and full payment and performance of our sponsored member clients’ respective obligations under the FICC Rules in connection with such clients’ Sponsored Member Transactions. We minimize our credit exposure under this guaranty by obtaining a security interest in our sponsored member clients’ collateral and rights under Sponsored Member Transactions. See “Offsetting assets and liabilities” in Note 16 for additional information on our repurchase and reverse repurchase agreements.

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
BNY Mellon 95

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

reasonably possible loss is up to $615 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Three actions commenced in December 2014, December 2015 and February 2017 are pending in New York federal court; and two actions commenced in May 2016 and September 2021 are pending in New York state court.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. After dismissals, three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. All the cases that have been brought in federal court against Pershing and the case brought against The Bank of New York Mellon have been consolidated in Texas federal court for discovery purposes. In July 2020, after being enjoined from pursuing claims before the Financial Industry Regulatory Authority, Inc. (“FINRA”), an investment firm filed an action against Pershing in Texas federal court. This action has been resolved. Various alleged Stanford CD purchasers asserted similar claims in FINRA arbitration proceedings.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a $3 million judgment against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated three proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $45 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM has filed an administrative appeal of the decision. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than GAAP which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the third quarter of 2021.

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
•Incentives expense related to restricted stock and RSUs is allocated to each business segment.
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

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2021	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,378	$985	(a)	$35	$3,398	(a)
Net interest revenue (expense)	632	47		(38)	641
Total revenue (loss)	3,010	1,032	(a)	(3)	4,039	(a)
Provision for credit losses	(35)	(7)		(3)	(45)
Noninterest expense	2,211	691		16	2,918
Income (loss) before income taxes	$834	$348	(a)	$(16)	$1,166	(a)
Pre-tax operating margin (b)	28%	34%		N/M	29%
Average assets	$379,273	$30,195		$37,293	$446,761
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $4 million.
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
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $5 million.
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
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $7 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2021	Investment Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$7,059	$2,880	(a)	$30	$9,969	(a)
Net interest revenue (expense)	1,920	142		(121)	1,941
Total revenue (loss)	8,979	3,022	(a)	(91)	11,910	(a)
Provision for credit losses	(191)	(7)		(16)	(214)
Noninterest expense	6,364	2,077		106	8,547
Income (loss) before income taxes	$2,806	$952	(a)	$(181)	$3,577	(a)
Pre-tax operating margin (b)	31%	31%		N/M	30%
Average assets	$382,531	$30,870		$39,705	$453,106
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management fund of $6 million.
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
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment funds of $4 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2021	2020
Transfers from loans to other assets for other real estate owned	$1	$1
Change in assets of consolidated investment management funds	18	343
Change in liabilities of consolidated investment management funds	2	3
Change in nonredeemable noncontrolling interests of consolidated investment management funds	130	149
Securities purchased not settled	531	846
Securities sold not settled	29	—
Available-for-sale securities transferred to held-to-maturity	11,028	—
Premises and equipment/capitalized software funded by finance lease obligations	11	—
Premises and equipment/operating lease obligations	72	126

BNY Mellon 101

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

102 BNY Mellon

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
BNY Mellon 103

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

104 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2021. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2021			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2021
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2021	12,471	$50.02	12,471	$5,376
August 2021	25,601	53.79	25,601	3,999
September 2021	6	53.62	6	3,999
Third quarter of 2021 (a)	38,078	$52.55	38,078	$3,999	(b)
(a)    Includes 11 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $52.55.
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
BNY Mellon 105

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
BNY Mellon 107

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 5, 2021	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

108 BNY Mellon