Form 10-K
period 2021-12-31
Bank of New York Mellon Corp
filed 2022-02-25
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $44,195,604,602.

As of January 31, 2022, 804,494,791 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2022 Proxy Statement-Part III
    The Bank of New York Mellon Corporation 2021 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 14, including those portions of BNY Mellon’s 2021 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2022 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

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

The contents of BNY Mellon’s website or any other websites referenced herein or in the 2021 Annual Report are not part of or incorporated by reference into this Form 10-K.

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

BNY Mellon 1

•errors or delays in our operational and transaction processing, or those of third parties, may materially adversely affect our business, financial condition, results of operations and reputation;
•our risk management framework, models and processes may not be effective in identifying or mitigating risk and reducing the potential for losses;
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
•a cybersecurity incident, or a failure in our computer systems, networks and information, or those of third parties, could result in the theft, loss, unauthorized access to, disclosure, use or alteration of information, system or network failures, or loss of access to information. Any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•we are subject to extensive government rulemaking, policies, regulation and supervision that impact our operations. Changes to and introduction of new rules and regulations have compelled, and in the future may compel, us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations;
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
•transitions away from and the replacement of LIBOR and other IBORs could adversely impact our business, financial condition and results of operations;
•the failure or perceived weakness of any of our significant clients or counterparties, many of whom are major financial institutions or sovereign entities, and our assumption of credit, counterparty and concentration risk, could expose us to loss and adversely affect our business;
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
•the Parent is a non-operating holding company and, as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases and payment of dividends to its stockholders;
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
2 BNY Mellon

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
•new lines of business, new products and services or transformational or strategic project initiatives subject us to new or additional risks, and the failure to implement these initiatives could affect our results of operations;
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

Investors should consider all risk factors discussed in the 2021 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.
BNY Mellon 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $46.7 trillion in assets under custody and/or administration and $2.4 trillion in assets under management as of Dec. 31, 2021. With its subsidiaries, BNY Mellon has been in business since 1784.

We previously divided our businesses into two business segments, Investment Services and Investment and Wealth Management. In the fourth quarter of 2021, we disaggregated our Investment Services business segment into two new business segments, Securities Services and Market and Wealth Services. Our Investment and Wealth Management business segment was not impacted by this resegmentation. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy and other corporate investments and certain business exits.

For a further discussion of BNY Mellon’s lines of business, products and services, see the “Overview,” “Summary of financial highlights,” “Fee and other revenue,” “Review of business segments” and “International operations” sections in the MD&A section in the Annual Report and Notes 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, of which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. Our two principal U.S. banking subsidiaries are:
•The Bank of New York Mellon, a New York state-chartered bank, which houses our Securities Services businesses, including Asset Servicing and Issuer Services and certain Market and Wealth Services businesses, including Treasury
Services and Clearance and Collateral Management, as well as the bank-advised business of Investment Management; and
•BNY Mellon, National Association (“BNY Mellon, N.A.”), a national bank, which houses our Wealth Management business and certain activities of our Pershing businesses.

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

BNY Mellon’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the European Central Bank and the National Bank of Belgium under the Single Supervisory Mechanism and is also supervised by the Belgian Financial Services and Markets Authority for conduct of business rules. BNY Mellon SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Copenhagen, Denmark; Dublin, Ireland; Frankfurt, Germany; the City of Luxembourg, Luxembourg; Madrid, Spain; Milan, Italy; and Paris, France.  BNY Mellon SA/NV’s activities are in the Securities Services and Market and Wealth Services segments of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A – Supervision and Regulation” section in the Annual Report.

BNY Mellon 5

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2021.

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

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Securities Services and Market and Wealth Services businesses compete with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and integrated cash management solutions and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Our Investment and Wealth Management business competes with domestic and international investment management and wealth management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms and insurance companies, as well as a wide range of technology service providers.

Competition in the financial services industry continues to be intense. Competition is based on a number of factors including, among others, customer service and convenience, transaction execution, capital or access to capital, quality and range of products and services offered, performance, technological innovation and expertise, price, reputation and lending limits. Competition also varies based on the types of clients, customers, industries and geographies served. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs. Our competitive position may be affected by institutions that are not similarly subject to extensive regulation, and as further technological advances enable more companies to provide financial services.

For additional discussion regarding competition, see “MD&A – Risk Factors – Strategic Risk – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” and “MD&A – Risk Factors – Operational Risk – Our business may be adversely affected if we are unable to attract, retain and motivate employees” in the Annual Report, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors,” which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, located at 240 Greenwich Street in New York City, is a 23-story building of approximately 1.2 million square feet that we own.

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 5.8 million square feet of leased and owned space.

In Europe, the Middle East and Africa (our “EMEA” region), we have offices that total approximately 1.3 million square feet of leased and owned space and we have 1.5 million square feet of leased space in our Asia-Pacific (“APAC”) region.

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
6 BNY Mellon

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
BNY Mellon 7

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2022, there were 23,066 holders of record of our common stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 6, 12, 14, 19, 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Trading activities and risk management,” “Asset/liability management” and “Risk Management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 20 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.
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

As of Dec. 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
8 BNY Mellon

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 110 and 111 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at https://www.bnymellon.com/content/dam/bnymellon/documents/pdf/csr/employee-code-of-conduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at https://www.bnymellon.com/content/dam/bnymellon/documents/pdf/investor-relations/directors-code-of-conduct.pdf. We intend to disclose on our website any amendments to or waivers of (i) the Code of Conduct relating to executive officers (including the officers specified below) and (ii) the Directors’ Code of Conduct relating to our directors.

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

Name	Age	Positions and offices

Jolen Anderson	43	Ms. Anderson has served as Senior Executive Vice President and Global Head of Human Resources of BNY Mellon since September 2019. From 2014 to September 2019, Ms. Anderson served as Senior Vice President, Chief Diversity Officer and Chief Counsel, Employment and Social Responsibility, for Visa Inc.

Bridget E. Engle	58	Ms. Engle has served as Senior Executive Vice President and Head of Operations and Technology of BNY Mellon since August 2020 and served as Senior Executive Vice President and Chief Information Officer from June 2017 to August 2020. From April 2015 to March 2017, Ms. Engle served as Bank of America Corporation’s Chief Information Officer for Global Commercial Banking and Markets Technology.

Thomas P. (Todd) Gibbons	65	Mr. Gibbons has served as Chief Executive Officer of BNY Mellon since March 2020 and as interim Chief Executive Officer from September 2019 until March 2020. He was previously Vice Chairman and Chief Executive Officer of Clearing, Markets and Client Management of BNY Mellon from January 2018 to September 2019 and Vice Chairman and Chief Financial Officer of BNY Mellon from July 2008 to January 2018.

Hani A. Kablawi	53	Mr. Kablawi has served as Senior Executive Vice President and Chairman of International of BNY Mellon since January 2020 and was Senior Executive Vice President and Chairman of EMEA and Chief Executive Officer of Global Asset Servicing from January 2018 to January 2020 and Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018.

Catherine Keating	60	Ms. Keating has served as Senior Executive Vice President and Chief Executive Officer of Wealth Management at BNY Mellon since July 2018. From February 2015 to June 2018, Ms. Keating was the Chief Executive Officer of Commonfund.

10 BNY Mellon

Name	Age	Positions and offices

Senthil Kumar	56	Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019.

Kurtis R. Kurimsky	48	Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015.

Francis (Frank) La Salla	58	Mr. La Salla has served as Senior Executive Vice President and Chief Executive Officer of Issuer Services of BNY Mellon since January 2018 and was Chief Executive Officer of Corporate Trust from May 2017 to January 2018. Mr. La Salla previously served as Chief Executive Officer of Global Structured Products and Alternative Investment Services from March 2014 to May 2017.

Jeffrey Landau	59	Mr. Landau has served as Senior Executive Vice President and Global Head of Enterprise Initiatives at BNY Mellon since April 2021. Mr. Landau served as Executive Vice President and Chief Lending Officer from March 2012 until March 2021.

J. Kevin McCarthy	57	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014.

Emily Portney	50
Ms. Portney has served as Senior Executive Vice President and Chief Financial Officer of BNY Mellon since July 2020 and served as Global Head of Asset Servicing client management, sales and service and Head of the Americas region from October 2018 to July 2020. Ms. Portney was the Chief Financial Officer of Barclays International from September 2016 to May 2018.

Roman Regelman	50	Mr. Regelman has served as Senior Executive Vice President, Chief Executive Officer of Asset Servicing and Head of Digital of BNY Mellon since January 2020 and served as Senior Executive Vice President and Head of Digital from September 2018 to January 2020. From 2011 to December 2017, Mr. Regelman was partner, managing director and co-leader of the financial institutions digital business at Boston Consulting Group.

Akash Shah	36
Mr. Shah has served as Senior Executive Vice President and Chief Growth Officer at BNY Mellon since July 2021. Mr. Shah served as Senior Executive Vice President and Head of Strategy and Global Client Management from January 2020 until July 2021 and as Senior Executive Vice President and Head of Strategy from July 2018 to December 2019. From 2006 to July 2018, Mr. Shah worked at McKinsey & Company, most recently as a partner and co-head of the Capital Markets & Investment Banking practice.

Hanneke Smits	55
Ms. Smits has served as Senior Executive Vice President and Chief Executive Officer of Investment Management at BNY Mellon since October 2020 and served as the Chief Executive Officer of Newton Investment Management from August 2016 to September 2020.

Robin Vince	50	Mr. Vince has served as Vice Chair and Chief Executive Officer of Global Market Infrastructure at BNY Mellon since October 2020. Previously, Mr. Vince was a Senior Director at Goldman Sachs Group Inc. from January 2020 to September 2020 and a Participating Managing Director at Goldman Sachs Group Inc. from 2006 to 2019.

BNY Mellon 11

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 – Election of Directors;” “Compensation Discussion and Analysis” and “Executive Compensation Tables and Other Compensation Disclosures” under the heading “Item 2 – Advisory Vote on Compensation;” “Board Meetings and Committee Information – Committees and Committee Charters” and “– Human Resources and Compensation Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the HRC Committee” under the heading “Item 2 – Advisory Vote on Compensation – Compensation Discussion and Analysis” is deemed furnished hereunder.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Business Relationships and Related Party Transactions Policy” and “Director Independence” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information;” and “Board Meetings and Committee Information – Committees and Committee Charters,” “– Audit Committee,” “– Corporate Governance, Nominating and Social Responsibility Committee” and “– Human Resources and Compensation Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP,” which is incorporated herein by reference. KPMG LLP’s Public Company Accounting Oversight Board (“PCAOB”) firm identification number is 185.

12 BNY Mellon

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)    The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	113-114
	Consolidated Comprehensive Income Statement	115
	Consolidated Balance Sheet	116
	Consolidated Statement of Cash Flows	117
	Consolidated Statement of Changes in Equity	118-120
	Notes to Consolidated Financial Statements	121-197
	Report of Independent Registered Public Accounting Firm	198

(3)	Exhibits
	See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 14 through 21 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

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

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020 and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020 and incorporated herein by reference.
14 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

3.8		Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 8, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 16, 2021, and incorporated herein by reference.
3.9		Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2021. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.2	*	Amendment effective as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.5	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
BNY Mellon 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.6	*	Amendment effective as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.7	*	Amendment effective as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.9	*	Amendment effective as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.10	*	Amendment effective as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.11	*	Amendment effective as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.12	*	Amendment effective as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.13	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.14	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.15	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.16	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.17	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.18	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.19	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.20	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.21	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.22	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.23	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.24	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.25	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.26	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.27	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.28	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.29	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
10.30	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.31	*	Amendment effective as of June 30, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.32	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.33	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.34	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.35	*	2018 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.36	*	2018 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2018, and incorporated herein by reference.
10.37	*	Amendment effective as of Nov. 1, 2018 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2018, and incorporated herein by reference.
10.38	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.39	*	2019 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.40	*	2019 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.41	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.42	*	2020 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.43	*	2020 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.44	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2020, and incorporated herein by reference.
10.45	*	2021 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.46 *	2021 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
13.1
All portions of The Bank of New York Mellon Corporation 2021 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1	Primary subsidiaries of the Company.	Filed herewith.
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2021, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.

* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Thomas P. Gibbons
Thomas P. Gibbons
Chief Executive Officer

DATED: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Thomas P. Gibbons	Director and Principal Executive Officer
Thomas P. Gibbons
Chief Executive Officer

By:	/s/ Emily Portney	Principal Financial Officer
Emily Portney
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; M. Amy Gilliland; Jeffrey A. Goldstein; K. Guru Gowrappan; Ralph Izzo; Edmund F. Kelly; Sandra E. O’Connor; Elizabeth E. Robinson; Samuel C. Scott III; Frederick O. Terrell; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 25, 2022
J. Kevin McCarthy
Attorney-in-fact
22 BNY Mellon