Form 10-Q
period 2022-03-31
Bank of New York Mellon Corp
filed 2022-05-06
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022
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

As of March 31, 2022, 807,798,243 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2022 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key first quarter 2022 events	4
Highlights of first quarter 2022 results	5
Fee and other revenue	6
Net interest revenue	9
Noninterest expense	11
Income taxes	11
Review of business segments	12
Critical accounting estimates	19
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	43
Other matters	44
Website information	45

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	46
Consolidated Comprehensive Income Statement (unaudited)	48
Consolidated Balance Sheet (unaudited)	49
Consolidated Statement of Cash Flows (unaudited)	50
Consolidated Statement of Changes in Equity (unaudited)	51

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2022	Dec. 31, 2021	March 31, 2021
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$699	$822	$858
Basic earnings per share	$0.86	$1.01	$0.97
Diluted earnings per share	$0.86	$1.01	$0.97

Fee and other revenue	$3,228	$3,338	$3,266
Net interest revenue	698	677	655
Total revenue	$3,926	$4,015	$3,921

Return on common equity (annualized)	7.6%	8.6%	8.5%
Return on tangible common equity (annualized) – Non-GAAP (a)	15.4%	17.2%	16.1%

Fee revenue as a percentage of total revenue	80%	80%	83%

Non-U.S. revenue as a percentage of total revenue	35%	38%	37%

Pre-tax operating margin	23%	27%	29%

Net interest margin	0.75%	0.71%	0.66%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	0.76%	0.71%	0.67%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$45.5	$46.7	$41.7
Assets under management (“AUM”) at period end (in billions) (d)	$2,266	$2,434	$2,214

Average common shares and equivalents outstanding (in thousands):
Basic	809,469	811,463	882,558
Diluted	813,986	817,345	885,655

Selected average balances:
Interest-earning assets	$373,186	$381,682	$397,297
Total assets	$440,202	$449,638	$460,379
Interest-bearing deposits	$223,243	$231,086	$245,115
Noninterest-bearing deposits	$90,179	$91,535	$83,429
Long-term debt	$25,588	$25,932	$26,199
Preferred stock	$4,838	$5,027	$4,541
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,363	$37,941	$40,720

Other information at period end:
Cash dividends per common share	$0.34	$0.34	$0.31
Common dividend payout ratio	40%	34%	32%
Common dividend yield (annualized)	2.8%	2.3%	2.7%
Closing stock price per common share	$49.63	$58.08	$47.29
Market capitalization	$40,091	$46,705	$41,401
Book value per common share	$45.76	$47.50	$46.16
Tangible book value per common share – Non-GAAP (a)	$22.76	$24.31	$24.88
Full-time employees	49,600	49,100	48,000
Common shares outstanding (in thousands)	807,798	804,145	875,481
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2022	Dec. 31, 2021
Average liquidity coverage ratio (“LCR”)	109%	109%

Regulatory capital ratios: (e)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	10.4%	11.4%
Tier 1 capital ratio	13.2	14.2
Total capital ratio	13.9	15.0
Standardized:
CET1 ratio	10.1%	11.2%
Tier 1 capital ratio	12.9	14.0
Total capital ratio	13.7	14.9

Tier 1 leverage ratio	5.3%	5.5%
Supplementary leverage ratio (“SLR”)	6.2	6.6

BNY Mellon shareholders’ equity to total assets ratio	8.8%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	7.8	8.6
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.7 trillion at March 31, 2022 and Dec. 31, 2021 and $1.6 trillion at March 31, 2021.
(d)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(e)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 33.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2021 (the “2021 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

Established in 1784 by Alexander Hamilton, we were the first company listed on the New York Stock Exchange (NYSE: BK). With a history of more than 235 years, BNY Mellon is a global company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment and wealth management and investment services in 35 countries.

BNY Mellon has three business segments, Securities Services, Market and Wealth Services and Investment and Wealth Management, which offer a comprehensive set of capabilities and deep expertise across the investment lifecycle, enabling the Company to provide solutions to buy-side and sell-side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our three business segments and lines of business, with the remaining operations in the Other segment.

Key first quarter 2022 events

Leadership succession

In March 2022, Todd Gibbons announced his decision to retire as Chief Executive Officer and member of the Board of Directors effective Aug. 31, 2022. The Board of Directors appointed Robin Vince to the position of President and CEO-Elect, and intends to appoint Mr. Vince to serve as CEO, in addition to his current role as President, when Mr. Gibbons retires. Since 2020, Mr. Vince has served as Vice Chair of BNY Mellon and CEO of Global Market Infrastructure, which includes BNY Mellon’s Pershing, Treasury Services, and Clearance and Collateral Management lines of business, as well as Markets & Execution Services.

Impact of sanctions and actions related to Russia

As a result of the war in Ukraine, BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. Government sanctions and our actions resulted in an approximately $90 million reduction in fee revenue in the first quarter of 2022, and is expected to impact the Company’s annual
4 BNY Mellon

revenue by an estimated $80 million to $100 million going forward. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

Highlights of first quarter 2022 results

Net income applicable to common shareholders was $699 million, or $0.86 per diluted common share, in the first quarter of 2022. Net income applicable to common shareholders was $858 million, or $0.97 per diluted common share, in the first quarter of 2021. The highlights below are based on the first quarter of 2022 compared with the first quarter of 2021, unless otherwise noted.

•Total revenue of $3.9 billion was flat, primarily reflecting:
•Fee and other revenue decreased 1%, primarily reflecting:
•Fee revenue decreased 3%, mainly reflecting an $88 million reduction primarily due to accelerated amortization of deferred costs for depositary receipts services related to Russia. The decrease also reflects the impact of lost business in the prior year in both Pershing and Corporate Trust, the unfavorable impact of a stronger U.S. dollar and lower foreign exchange revenue, partially offset by higher market values. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased, primarily reflecting a strategic equity investment gain in the first quarter of 2022 and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021, partially offset by lower seed capital results. (See “Fee and other revenue” beginning on page 6.)
•Net interest revenue increased 7%, primarily reflecting higher interest rates on interest-earning assets, a change in asset mix and lower funding expense, partially offset by lower interest-earning assets. (See “Net interest revenue” on page 9.)
•Provision for credit losses was $2 million compared with a benefit of $83 million. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 27.)
•Noninterest expense increased approximately 5.5%, primarily reflecting higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, partially offset by the favorable impact of a stronger U.S. dollar. (See “Noninterest expense” on page 11.)
•Effective tax rate of 16.7% includes a benefit from the annual vesting of stock-based awards. (See “Income taxes” on page 11.)

Metrics

•AUC/A of $45.5 trillion increased 9%, primarily reflecting client inflows, net new business and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar.
•AUM of $2.3 trillion increased 2%, primarily reflecting net inflows and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar.

Capital and liquidity

•CET1 ratio was 10.1% at March 31, 2022, compared with 11.2% at Dec. 31, 2021. The decrease primarily reflects unrealized losses on securities available-for-sale, higher risk-weighted assets (“RWAs”) driven by the implementation of the Standardized Approach to Counterparty Credit Risk and capital deployed through dividends, partially offset by capital generated through earnings. (See “Capital” beginning on page 33.)
•Tier 1 leverage was 5.3% at March 31, 2022, compared with 5.5% at Dec. 31, 2021. The decrease was driven by the decrease in capital, partially offset by lower average assets. (See “Capital” beginning on page 33.)
•Repurchased 1.9 million common shares for $118 million and dividends to common shareholders were $278 million (including dividend-equivalents on share-based awards).

Highlights of our principal business segments

Securities Services
•Total revenue was flat and includes accelerated amortization of deferred costs for depositary receipts services related to Russia.
•Income before income taxes decreased 33%.
•Pre-tax operating margin of 16%.

BNY Mellon 5

Market and Wealth Services
•Total revenue was flat.
•Income before income taxes decreased 10%.
•Pre-tax operating margin of 41%.

Investment and Wealth Management
•Total revenue decreased 3%.
•Income before income taxes decreased 24%.

•Pre-tax operating margin of 22%; adjusted pre-tax operating margin – Non-GAAP of 24%. (See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of this Non-GAAP measure.)

See “Review of business segments” and Note 18 of the Notes to Consolidated Financial Statements for additional information on our business segments.

Fee and other revenue

Fee and other revenue
(dollars in millions, unless otherwise noted)				1Q22 vs.
	1Q22	4Q21	1Q21	4Q21	1Q21
Investment services fees	$1,993	$2,061	$2,056	(3)%	(3)%
Investment management and performance fees (a)	883	896	890	(1)	(1)
Foreign exchange revenue	207	199	231	4	(10)
Financing-related fees	45	47	51	(4)	(12)
Distribution and servicing fees	30	28	29	7	3
Total fee revenue	3,158	3,231	3,257	(2)	(3)
Investment and other revenue	70	107	9	N/M	N/M
Total fee and other revenue	$3,228	$3,338	$3,266	(3)%	(1)%

Fee revenue as a percentage of total revenue	80%	80%	83%

AUC/A at period end (in trillions) (b)	$45.5	$46.7	$41.7	(3)%	9%
AUM at period end (in billions) (c)	$2,266	$2,434	$2,214	(7)%	2%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management businesses. Includes the AUC/A of CIBC Mellon of $1.7 trillion at March 31, 2022 and Dec. 31, 2021 and $1.6 trillion at March 31, 2021.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue decreased 3% compared with the first quarter of 2021 and 2% compared with the fourth quarter of 2021. The decreases compared with the first quarter of 2021 and fourth quarter of 2021 mainly reflect an $88 million reduction primarily due to accelerated amortization of deferred costs for depositary receipts services related to Russia. The decrease compared with the first quarter of 2021 also reflects the impact of lost business in the prior year in both Pershing and Corporate Trust, the unfavorable impact of a stronger U.S. dollar and lower foreign exchange revenue, partially offset by higher market values. The decrease compared with the fourth quarter of 2021 also reflects lower market values, partially offset by lower money market fee waivers.

Investment and other revenue increased $61 million compared with the first quarter of 2021 and decreased $37 million compared with the fourth quarter of 2021.
The increase compared with the first quarter of 2021 primarily reflects a strategic equity investment gain in the first quarter of 2022 and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021, partially offset by lower seed capital results. The decrease compared with the fourth quarter of 2021 primarily reflects lower seed capital results.

Money market fee waivers

Given the continued low short-term interest rates, money market mutual fund fees and other similar fees are being waived to protect investors from negative returns. The fee waivers have impacted fee revenues in most of our businesses, but also resulted in lower distribution and servicing expense. Money market fee waivers are highly sensitive to changes in short-term interest rates and are difficult to predict.
6 BNY Mellon

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. In the first quarter of 2022, the net impact of money market fee waivers was $199 million, down from $243 million in the fourth quarter of 2021, driven by higher interest rates, partially offset by higher balances.

Money market fee waivers
(in millions)	1Q22	4Q21	1Q21
Investment services fees	$(126)	$(148)	$(109)
Investment management and performance fees	(85)	(116)	(89)
Distribution and servicing fees	(11)	(14)	(13)
Total fee revenue	(222)	(278)	(211)
Less: Distribution and servicing expense	23	35	23
Net impact of money market fee waivers	$(199)	$(243)	$(188)

Impact to investment services fees by line of business (a)
Asset Servicing	$(19)	$(31)	$(15)
Issuer Services	(11)	(18)	(11)
Pershing	(90)	(89)	(77)
Treasury Services	(6)	(10)	(6)
Total impact of investment services fees by line of business	$(126)	$(148)	$(109)

Impact to revenue by line of business (a):
Asset Servicing	$(28)	$(50)	$(29)
Issuer Services	(14)	(24)	(15)
Pershing	(107)	(106)	(94)
Treasury Services	(8)	(14)	(9)
Investment Management	(63)	(81)	(61)
Wealth Management	(2)	(3)	(3)
Total impact to fee revenue by line of business	$(222)	$(278)	$(211)
(a)    The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

Investment services fees

Investment services fees decreased 3% compared with the first quarter of 2021 and fourth quarter of 2021. Both decreases mainly reflect the reduction primarily due to accelerated amortization of deferred costs for depositary receipts services related to Russia. The decrease compared with the first quarter of 2021 also reflects the impact of lost business in the prior year in both Pershing and Corporate Trust and the unfavorable impact of a stronger U.S. dollar, partially offset by higher market values. The decrease compared with the fourth quarter of 2021 was partially offset by lower money market fee waivers.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 1% compared with the first quarter of 2021 and fourth quarter of 2021. The decrease compared with the first quarter of 2021 primarily reflects the unfavorable impact of a stronger U.S. dollar and lower equity income, partially offset by higher market values. The decrease compared with the fourth quarter of 2021 primarily reflects lower market values, partially offset by lower money market fee waivers. Performance fees were $34 million in the first quarter of 2022, $40 million in the first quarter of 2021 and $32 million in the fourth quarter of 2021. On a constant currency basis (Non-GAAP), investment management and performance fees increased 1% compared with the first quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $2.3 trillion at March 31, 2022, an increase of 2% compared with March 31, 2021, primarily reflecting net inflows and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 10% compared with the first quarter of 2021 and increased 4% compared with the fourth quarter of 2021. The decrease compared with the first quarter of 2021 primarily reflects lower
BNY Mellon 7

volumes. The increase compared with the fourth quarter of 2021 primarily reflects higher volumes and volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Investment and other revenue

Investment and other revenue includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments losses, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture, other income or loss and net securities gains or losses. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Investments in renewable energy generate losses in investment and other revenue that are more than offset by benefits and credits recorded to the provision for income taxes. Other investment gains or losses includes fair value changes of non-readily marketable equity securities, private equity and other investments.
Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Other income or loss includes various miscellaneous revenues.

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	1Q22	4Q21	1Q21
(Loss) income from consolidated investment management funds	$(20)	$9	$17
Seed capital (losses) gains (a)	(8)	12	3
Other trading revenue (loss)	5	(6)	(7)
Renewable energy investment (losses)	(44)	(37)	(81)
Corporate/bank-owned life insurance	33	45	33
Other investments gains (b)	61	55	11
Expense reimbursements from joint venture	27	23	23
Other income	12	5	10
Net securities gains	4	1	—
Total investment and other revenue	$70	$107	$9
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

Investment and other revenue was $70 million in the first quarter of 2022 compared with $9 million in the first quarter of 2021 and $107 million in the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects a strategic equity investment gain in the first quarter of 2022 and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021, partially offset by lower seed capital results. The decrease compared with the fourth quarter of 2021 primarily reflects lower seed capital results.
8 BNY Mellon

Net interest revenue

Net interest revenue
				1Q22 vs.
(dollars in millions)	1Q22	4Q21	1Q21	4Q21	1Q21
Net interest revenue – GAAP	$698	$677	$655	3%	7%
Add: Tax equivalent adjustment	3	4	3	N/M	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$701	$681	$658	3%	7%

Average interest-earning assets	$373,186	$381,682	$397,297	(2)%	(6)%

Net interest margin – GAAP	0.75%	0.71%	0.66%	4	bps	9	bps
Net interest margin (FTE) – Non-GAAP (a)	0.76%	0.71%	0.67%	5	bps	9	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 7% compared with the first quarter of 2021 and 3% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects higher interest rates on interest-earning assets, a change in asset mix and lower funding expense, partially offset by lower interest-earning assets. The increase compared with the fourth quarter of 2021 primarily reflects higher interest rates on interest-earning assets, partially offset by higher funding expense and lower interest-earning assets.

Net interest margin increased 9 basis points compared with the first quarter of 2021 and 4 basis points compared with the fourth quarter of 2021. The changes compared with the first quarter of 2021 and the fourth quarter of 2021 primarily reflect the factors mentioned above.
Average interest-earning assets decreased 6% compared with the first quarter of 2021 and 2% compared with the fourth quarter of 2021. Both decreases primarily reflect lower interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and securities balances. These decreases were partially offset by larger loan balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the first quarter of 2022. Approximately 40% of the average non-U.S. dollar deposits in the first quarter of 2022 were euro-denominated.

BNY Mellon 9

Average balances and interest rates	Quarter ended
	March 31, 2022			Dec. 31, 2021			March 31, 2021
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$100,303	$2	0.01%	$105,065	$(15)	(0.06)%	$125,930	$(16)	(0.05)%
Interest-bearing deposits with banks (primarily foreign banks)	17,181	14	0.33	18,818	11	0.23	21,313	14	0.27
Federal funds sold and securities purchased under resale agreements (a)	27,006	37	0.56	27,780	31	0.45	29,186	32	0.44
Loans	66,810	260	1.57	64,650	253	1.55	56,789	230	1.63
Securities:
U.S. government obligations	40,868	74	0.74	39,169	72	0.73	28,759	63	0.90
U.S. government agency obligations	67,055	245	1.46	69,691	236	1.35	77,623	271	1.40
State and political subdivisions (b)	2,337	13	2.16	2,569	15	2.11	2,526	12	1.92
Other securities (b)	45,541	115	1.02	47,493	116	0.97	47,030	116	0.99
Total investment securities (b)	155,801	447	1.15	158,922	439	1.10	155,938	462	1.19
Trading securities (b)	6,085	21	1.43	6,447	14	0.93	8,141	19	0.95
Total securities (b)	161,886	468	1.16	165,369	453	1.09	164,079	481	1.18
Total interest-earning assets (b)	$373,186	$781	0.84%	$381,682	$733	0.76%	$397,297	$741	0.75%
Noninterest-earning assets	67,016			67,956			63,082
Total assets	$440,202			$449,638			$460,379

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$223,243	$(37)	(0.07)%	$231,086	$(45)	(0.08)%	$245,115	$(37)	(0.06)%
Federal funds purchased and securities sold under repurchase agreements (a)	12,864	12	0.36	12,421	2	0.07	15,288	(3)	(0.07)
Trading liabilities	3,372	4	0.53	3,019	2	0.28	2,227	3	0.53
Other borrowed funds	458	3	2.36	517	2	1.80	331	2	2.01
Commercial paper	4	—	0.09	—	—	—	—	—	—
Payables to customers and broker-dealers	16,661	—	0.01	16,414	—	(0.01)	17,691	(1)	(0.01)
Long-term debt	25,588	98	1.53	25,932	91	1.36	26,199	119	1.81
Total interest-bearing liabilities	$282,190	$80	0.11%	$289,389	$52	0.07%	$306,851	$83	0.11%
Total noninterest-bearing deposits	90,179			91,535			83,429
Other noninterest-bearing liabilities	25,419			25,481			24,556
Total liabilities	397,788			406,405			414,836
Total The Bank of New York Mellon Corporation shareholders’ equity	42,201			42,968			45,261
Noncontrolling interests	213			265			282
Total liabilities and equity	$440,202			$449,638			$460,379
Net interest revenue (FTE) – Non-GAAP (b)(c)		$701			$681			$658
Net interest margin (FTE) – Non-GAAP (b)(c)			0.76%			0.71%			0.67%
Less: Tax equivalent adjustment		3			4			3
Net interest revenue – GAAP		$698			$677			$655
Net interest margin – GAAP			0.75%			0.71%			0.66%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $53 billion for the first quarter of 2022, $54 billion for the fourth quarter of 2021 and $37 billion for the first quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.19% for the first quarter of 2022, 0.15% for the fourth quarter of 2021 and 0.19% for the first quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.07% for the first quarter of 2022, 0.01% for the fourth quarter of 2021 and (0.02)% for the first quarter of 2021. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.
10 BNY Mellon

Noninterest expense

Noninterest expense
				1Q22 vs.
(dollars in millions)	1Q22	4Q21	1Q21	4Q21	1Q21
Staff	$1,702	$1,633	$1,602	4%	6%
Software and equipment	399	379	362	5	10
Professional, legal and other purchased services	370	390	343	(5)	8
Net occupancy	122	133	123	(8)	(1)
Sub-custodian and clearing	118	120	124	(2)	(5)
Distribution and servicing	79	75	74	5	7
Bank assessment charges	35	30	34	17	3
Business development	30	44	19	(32)	58
Amortization of intangible assets	17	19	24	(11)	(29)
Other	134	144	146	(7)	(8)
Total noninterest expense	$3,006	$2,967	$2,851	1%	5%

Full-time employees at period end	49,600	49,100	48,000	1%	3%

Total noninterest expense increased approximately 5.5% compared with the first quarter of 2021 and 1% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, partially offset by the favorable impact of a stronger U.S. dollar. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. The increase compared with the fourth quarter of 2021 primarily reflects higher staff and software and equipment expenses, partially offset by lower professional, legal and other purchased services, business development and net occupancy expenses. The increase in staff expense was primarily driven by the annual vesting of stock-based awards to retirement eligible employees.

Income taxes

BNY Mellon recorded an income tax provision of $153 million (16.7% effective tax rate) in the first quarter of 2022, $221 million (19.2% effective tax rate) in the first quarter of 2021 and $196 million (18.4% effective tax rate) in the fourth quarter of 2021. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

BNY Mellon 11

Review of business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments: Securities Services, Market and Wealth Services and Investment and Wealth Management, and the Other segment.

Business segment accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles (“GAAP”) used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

For information on the accounting principles of our businesses, see Note 18 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by line of business and how our business segments are presented and analyzed, see Note 24 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the first quarter of 2022.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. Prior to 2022, in the third quarter, staff expense typically increased reflecting the annual employee merit increase. In 2022, this increase is expected to be reflected in the second quarter.
In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

The results of our business segments may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound and the euro. On a consolidated basis and in our Securities Services and Market and Wealth Services business segments, we typically have more foreign currency-denominated expenses than revenues. However, our Investment and Wealth Management business segment typically has more foreign currency-denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment and Wealth Management business segment more than the Securities Services and Market and Wealth Services business segments. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

Fee revenue in the Investment and Wealth Management business segment, and to a lesser extent the Securities Services and Market and Wealth Services business segments, is impacted by the global market fluctuations. At March 31, 2022, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our business segments to our overall profitability.
12 BNY Mellon

Securities Services business segment

(dollars in millions, unless otherwise noted)						1Q22 vs.
	1Q22	4Q21	3Q21	2Q21	1Q21	4Q21	1Q21
Revenue:
Investment services fees:
Asset Servicing	$999	$984	$979	$960	$953	2%	5%
Issuer Services	141	253	281	281	246	(44)	(43)
Total investment services fees	1,140	1,237	1,260	1,241	1,199	(8)	(5)
Foreign exchange revenue	148	148	125	129	172	—	(14)
Other fees (a)	41	28	30	25	30	46	37
Total fee revenue	1,329	1,413	1,415	1,395	1,401	(6)	(5)
Investment and other revenue	74	53	73	38	30	N/M	N/M
Total fee and other revenue	1,403	1,466	1,488	1,433	1,431	(4)	(2)
Net interest revenue	377	367	349	354	356	3	6
Total revenue	1,780	1,833	1,837	1,787	1,787	(3)	—
Provision for credit losses	(10)	(7)	(19)	(58)	(50)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,502	1,481	1,535	1,393	1,411	1	6
Amortization of intangible assets	8	9	8	7	8	(11)	—
Total noninterest expense	1,510	1,490	1,543	1,400	1,419	1	6
Income before income taxes	$280	$350	$313	$445	$418	(20)%	(33)%

Pre-tax operating margin	16%	19%	17%	25%	23%

Securities lending revenue (b)	$39	$45	$45	$42	$41	(13)%	(5)%

Total revenue by line of business:
Asset Servicing	$1,512	$1,456	$1,437	$1,382	$1,424	4%	6%
Issuer Services	268	377	400	405	363	(29)	(26)
Total revenue by line of business	$1,780	$1,833	$1,837	$1,787	$1,787	(3)%	—%

Selected average balances:
Average loans	$10,150	$9,764	$8,389	$8,485	$8,374	4%	21%
Average deposits	$192,156	$200,272	$198,680	$203,147	$199,845	(4)%	(4)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$33.7	$34.6	$33.8	$33.7	$31.5	(3)%	7%
Market value of securities on loan at period end (in billions) (d)	$449	$447	$443	$456	$445	—%	1%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing business.
(c)    Consists of AUC/A primarily from the Asset Servicing business and, to a lesser extent, the Issuer Services business. Includes the AUC/A of CIBC Mellon of $1.7 trillion at March 31, 2022, Dec. 31, 2021, Sept. 30, 2021 and June 30, 2021 and $1.6 trillion at March 31, 2021.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $78 billion at March 31, 2022, $71 billion at Dec. 31, 2021, $68 billion at Sept. 30, 2021, $63 billion at June 30, 2021 and $64 billion at March 31, 2021.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction lifecycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $33.7 trillion of AUC/A at March 31, 2022. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front to back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for
BNY Mellon 13

our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.8 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $33.7 trillion increased 7% compared with March 31, 2021, primarily reflecting net new business, higher market values and client inflows, partially offset by the unfavorable impact of a stronger U.S. dollar.

Total revenue of $1.8 billion was flat compared with the first quarter of 2021 and decreased 3% compared with the fourth quarter of 2021. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.5 billion increased 6% compared with the first quarter of 2021 and 4% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects a gain on a strategic equity investment and higher market values and net interest revenue, partially offset by lower foreign exchange revenue. The increase compared with the fourth quarter of 2021 primarily reflects lower money market fee waivers, higher strategic equity investment gains, increased activity from existing clients and higher net interest revenue.

Issuer Services revenue of $268 million decreased 26% compared with the first quarter of 2021 and 29% compared with the fourth quarter of 2021, primarily reflecting the accelerated amortization of deferred costs for depositary receipts services related to Russia. The decrease compared with the first quarter of 2021 also reflects lower depositary receipts fees and the impact of lost business in the prior year in Corporate Trust, partially offset by higher net interest revenue. The decrease compared with the fourth quarter of 2021 also reflects lower depositary receipts fees, partially offset by lower money market fee waivers.

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

Noninterest expense of $1.5 billion increased 6% compared with the first quarter of 2021 and 1% compared with the fourth quarter of 2021, primarily reflecting higher investments in growth, infrastructure and efficiency initiatives. The increase compared with the first quarter of 2021 also reflects higher revenue-related expenses, partially offset by the favorable impact of a stronger U.S. dollar. The increase compared with the fourth quarter of 2021 was partially offset by lower litigation reserves and revenue-related expenses.
14 BNY Mellon

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)						1Q22 vs.
	1Q22	4Q21	3Q21	2Q21	1Q21	4Q21	1Q21
Revenue:
Investment services fees:
Pershing	$433	$412	$427	$439	$459	5%	(6)%
Treasury Services	170	170	168	160	164	—	4
Clearance and Collateral Management	243	236	228	228	226	3	8
Total investment services fees	846	818	823	827	849	3	—
Foreign exchange revenue	26	21	23	23	21	24	24
Other fees (a)	34	31	31	32	37	10	(8)
Total fee revenue	906	870	877	882	907	4	—
Investment and other revenue	—	6	13	21	7	N/M	N/M
Total fee and other revenue	906	876	890	903	914	3	(1)
Net interest revenue	296	297	283	289	289	—	2
Total revenue	1,202	1,173	1,173	1,192	1,203	2	—
Provision for credit losses	(2)	(3)	(16)	(19)	(29)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	706	670	665	647	673	5	5
Amortization of intangible assets	2	4	3	5	9	(50)	(78)
Total noninterest expense	708	674	668	652	682	5	4
Income before income taxes	$496	$502	$521	$559	$550	(1)%	(10)%

Pre-tax operating margin	41%	43%	44%	47%	46%

Total revenue by line of business:
Pershing	$570	$553	$566	$590	$605	3%	(6)%
Treasury Services	338	331	326	319	317	2	7
Clearance and Collateral Management	294	289	281	283	281	2	5
Total revenue by line of business	$1,202	$1,173	$1,173	$1,192	$1,203	2%	—%

Selected average balances:
Average loans	$42,113	$40,812	$39,041	$38,360	$35,094	3%	20%
Average deposits	$95,704	$100,653	$101,253	$102,896	$107,079	(5)%	(11)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$11.6	$11.8	$11.2	$11.1	$9.9	(2)%	17%

Pershing:
AUC/A at period end (in trillions)	$2.5	$2.6	$2.6	$2.8	$2.6	(4)%	(4)%
Net new assets (U.S. platform) (in billions) (c)	$18	$69	$13	$47	$32	N/M	N/M
Average active clearing accounts (in thousands)	7,432	7,334	7,259	7,290	7,143	1%	4%

Treasury Services:
Average daily U.S. dollar payment volumes	240,403	245,634	232,144	230,346	235,975	(2)%	2%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,026	$4,972	$4,516	$3,898	$3,638	1%	38%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Pershing, Treasury Services and Clearance and Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 10 of the
BNY Mellon 15

Notes to Consolidated Financial Statements in our 2021 Annual Report.

Pershing provides execution, clearing, custody, business and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Treasury Services business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.0 trillion serviced globally, including approximately $3.9 trillion of the U.S. tri-party repo market at March 31, 2022.

Review of financial results

AUC/A of $11.6 trillion increased 17% compared with March 31, 2021, primarily reflecting client activity.

Total revenue of $1.2 billion was flat compared with the first quarter of 2021 and increased 2% compared with the fourth quarter of 2021. The drivers of total revenue by line of business are indicated below.
Pershing revenue of $570 million decreased 6% compared with the first quarter of 2021 and increased 3% compared with the fourth quarter of 2021. The decrease compared with the first quarter of 2021 primarily reflects the impact of prior year lost business and elevated first quarter 2021 transaction activity, partially offset by higher market values and growth from existing clients. The increase compared with the fourth quarter of 2021 primarily reflects higher transaction activity from existing clients.

Treasury Services revenue of $338 million increased 7% compared with the first quarter of 2021 and 2% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects higher net interest revenue and client activity from both new and existing clients. The increase compared with the fourth quarter of 2021 primarily reflects lower money market fee waivers and higher net interest revenue, partially offset by lower payment volumes.

Clearance and Collateral Management revenue of $294 million increased 5% compared with the first quarter of 2021 and 2% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects higher balances and clearance volumes. The increase compared with the fourth quarter of 2021 primarily reflects higher clearance volumes.

Noninterest expense of $708 million increased 4% compared with the first quarter of 2021 and 5% compared with the fourth quarter of 2021. Both increases primarily reflect higher investments in growth, infrastructure and efficiency initiatives. The increase compared with the fourth quarter of 2021 also reflects higher staff expense.
16 BNY Mellon

Investment and Wealth Management business segment

						1Q22 vs.
(dollars in millions)	1Q22	4Q21	3Q21	2Q21	1Q21	4Q21	1Q21
Revenue:
Investment management fees	$848	$864	$893	$876	$850	(2)%	—%
Performance fees	34	32	21	14	40	N/M	(15)
Investment management and performance fees (a)	882	896	914	890	890	(2)	(1)
Distribution and servicing fees	32	28	28	28	28	14	14
Other fees (b)	1	22	20	16	22	N/M	N/M
Total fee revenue	915	946	962	934	940	(3)	(3)
Investment and other revenue (c)	(8)	23	23	18	3	N/M	N/M
Total fee and other revenue (c)	907	969	985	952	943	(6)	(4)
Net interest revenue	57	51	47	47	48	12	19
Total revenue	964	1,020	1,032	999	991	(5)	(3)
Provision for credit losses	(3)	(6)	(7)	(4)	4	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	748	741	684	669	702	1	7
Amortization of intangible assets	7	7	7	8	7	—	—
Total noninterest expense	755	748	691	677	709	1	6
Income before income taxes	$212	$278	$348	$326	$278	(24)%	(24)%

Pre-tax operating margin	22%	27%	34%	33%	28%
Adjusted pre-tax operating margin – Non-GAAP (d)	24%	29%	36%	35%	30%

Total revenue by line of business:
Investment Management	$658	$709	$727	$700	$698	(7)%	(6)%
Wealth Management	306	311	305	299	293	(2)	4
Total revenue by line of business	$964	$1,020	$1,032	$999	$991	(5)%	(3)%

Average balances:
Average loans	$13,228	$12,737	$12,248	$11,871	$11,610	4%	14%
Average deposits	$22,501	$18,374	$17,270	$17,466	$19,177	22%	17%
(a)    On a constant currency basis, investment management and performance fees increased 1% (Non-GAAP) compared with the first quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income attributable to noncontrolling interests related to consolidated investment management funds.
(d)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
BNY Mellon 17

AUM trends						1Q22 vs.
(dollars in billions)	1Q22	4Q21	3Q21	2Q21	1Q21	4Q21	1Q21
AUM by product type: (a)
Equity	$168	$187	$180	$187	$173	(10)%	(3)%
Fixed income	248	267	269	272	261	(7)	(5)
Index	440	467	436	440	419	(6)	5
Liability-driven investments	812	890	843	841	802	(9)	1
Multi-asset and alternative investments	215	228	218	222	214	(6)	—
Cash	383	395	364	358	345	(3)	11
Total AUM	$2,266	$2,434	$2,310	$2,320	$2,214	(7)%	2%

Changes in AUM: (a)
Beginning balance of AUM	$2,434	$2,310	$2,320	$2,214	$2,211
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(4)	(5)	(3)	—
Fixed income	(5)	—	1	8	8
Liability-driven investments	17	1	16	11	8
Multi-asset and alternative investments	(4)	1	(2)	1	(2)
Total long-term active strategies inflows (outflows)	4	(2)	10	17	14
Index	(5)	(2)	(3)	(5)	3
Total long-term strategies (outflows) inflows	(1)	(4)	7	12	17
Short-term strategies:
Cash	(11)	31	7	13	19
Total net (outflows) inflows	(12)	27	14	25	36
Net market impact	(130)	96	4	79	(36)
Net currency impact	(26)	1	(28)	2	3
Ending balance of AUM	$2,266	$2,434	$2,310	$2,320	$2,214	(7)%	2%

Wealth Management client assets (b)	$305	$321	$307	$305	$292	(5)%	4%
(a)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(b)    Includes AUM and AUC/A in the Wealth Management line of business.

Business segment description

Our Investment and Wealth Management business segment consists of two distinct lines of business, Investment Management and Wealth Management. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. BNY Mellon Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. See pages 20 and 21 of our 2021 Annual Report for additional information on our Investment and Wealth Management business segment.

Review of financial results

AUM increased 2% compared with March 31, 2021, primarily reflecting net inflows and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar.
Net long-term strategy outflows were $1 billion in the first quarter of 2022, driven by outflows of fixed income, index, equity and multi-asset and alternative investments, partially offset by inflows of liability-driven investments. Short-term strategy outflows were $11 billion in the first quarter of 2022. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $1.0 billion decreased 3% compared with the first quarter of 2021 and 5% compared with the fourth quarter of 2021.

Investment Management revenue of $658 million decreased 6% compared with the first quarter of 2021 and 7% compared with the fourth quarter of 2021. The decrease compared with the first quarter of 2021 primarily reflects lower seed capital results, the unfavorable impact of a stronger U.S. dollar and lower equity income, partially offset by higher market values. The decrease compared with the fourth quarter of 2021 primarily reflects a strategic equity
18 BNY Mellon

gain recorded in the fourth quarter of 2021, seed capital losses and lower market values, partially offset by lower money market fee waivers.

Wealth Management revenue of $306 million increased 4% compared with the first quarter of 2021 and decreased 2% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 reflects higher net interest revenue and market values. The decrease compared with the fourth quarter of 2021 primarily reflects lower market values, partially offset by higher net interest revenue.

Revenue generated in the Investment and Wealth Management business segment included 39% from
non-U.S. sources in the first quarter of 2022, compared with 38% in the first quarter of 2021 and fourth quarter of 2021.

Noninterest expense of $755 million increased 6% compared with the first quarter of 2021 and 1% compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects higher investments in growth initiatives and revenue-related expenses, partially offset by the favorable impact of a stronger U.S. dollar. The increase compared with the fourth quarter of 2021 primarily reflects higher staff expense.

Other segment

(in millions)	1Q22	4Q21	3Q21	2Q21	1Q21
Fee revenue	$8	$2	$12	$13	$9
Investment and other revenue	12	19	23	9	(36)
Total fee and other revenue	20	21	35	22	(27)
Net interest expense	(32)	(38)	(38)	(45)	(38)
Total revenue	(12)	(17)	(3)	(23)	(65)
Provision for credit losses	17	(1)	(3)	(5)	(8)
Noninterest expense	33	55	16	49	41
(Loss) before income taxes	$(62)	$(71)	$(16)	$(67)	$(98)

Average loans and leases	$1,319	$1,337	$1,528	$1,804	$1,711

See page 22 of our 2021 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $53 million compared with the first quarter of 2021 and $5 million compared with the fourth quarter of 2021. The increase compared with the first quarter of 2021 primarily reflects a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021.

The provision for credit losses was $17 million in the first quarter of 2022 and was primarily related to interest-bearing deposits with banks in Russia.

Noninterest expense decreased $8 million compared with the first quarter of 2021 and $22 million compared with the fourth quarter of 2021. Both decreases primarily reflect lower staff expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

BNY Mellon 19

Critical accounting estimates	Reference
Allowance for credit losses	2021 Annual Report, pages 25-26, and “Allowance for credit losses.”
Goodwill and other intangibles	2021 Annual Report, pages 26-27.
Litigation and regulatory contingencies	“Legal proceedings” in Note 17 of the Notes to Consolidated Financial Statements.

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

At March 31, 2022, total assets were $474 billion, compared with $444 billion at Dec. 31, 2021. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower securities. Deposits totaled $346 billion at March 31, 2022, compared with $320 billion at Dec. 31, 2021. The increase reflects higher interest-bearing deposits in U.S. offices, noninterest-bearing deposits (principally U.S. offices) and interest-bearing deposits in non-U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 61% at March 31, 2022 and 60% at Dec. 31, 2021.

At March 31, 2022, available funds totaled $187 billion and includes cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $155 billion at Dec. 31, 2021. Total available funds as a percentage of total assets were 40% at March 31, 2022 and 35% at Dec. 31, 2021. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $153 billion, or 32% of total assets, at March 31, 2022, compared with $159 billion, or 36% of total assets, at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency residential mortgage-backed securities (“RMBS”), partially offset by an increase in U.S. government agency securities. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $68.1 billion, or 14% of total assets, at March 31, 2022, compared with $67.8 billion, or 15% of total assets, at Dec. 31, 2021. The increase was primarily driven by higher overdrafts, capital call financing and wealth management loans, partially offset by lower loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $25 billion at March 31, 2022 and $26 billion at Dec. 31, 2021. Redemptions and a decrease in the fair value of hedged long-term debt were partially offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $42 billion at March 31, 2022 from $43 billion at Dec. 31, 2021. For additional information, see “Capital.”

20 BNY Mellon

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of March 31, 2022, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.
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

Country risk exposure at March 31, 2022	Interest-bearing deposits							Total exposure
(in billions)	Central banks	Banks		Lending (a)		Securities (b)	Other (c)
Top 10 country exposure:
Germany	$21.4	$0.8		$1.2		$4.2	$0.5	$28.1
United Kingdom (“UK”)	14.1	0.6		1.2		4.2	4.4	24.5
Japan	12.0	1.0		—		0.5	0.1	13.6
Belgium	8.0	0.3		0.1		0.1	—	8.5
Canada	—	2.4		0.3		3.8	1.2	7.7
Netherlands	4.0	0.5		0.2		1.4	0.2	6.3
Luxembourg	1.3	0.1		0.7		0.1	1.5	3.7
Singapore	—	1.1		—		1.6	0.5	3.2
France	—	0.4		—		2.5	0.3	3.2
Australia	—	1.9		0.2		0.7	0.3	3.1
Total Top 10 country exposure	$60.8	$9.1		$3.9		$19.1	$9.0	$101.9	(d)

Select country exposure:
Brazil	$—	$—		$0.7		$0.1	$0.3	$1.1
Russia	—	—	(e)	—	(f)	—	—	—
Total select country exposure	$—	$—		$0.7		$0.1	$0.3	$1.1
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Securities includes both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposures comprise approximately 75% of our total non-U.S. exposure.
(e)    Includes $46 million in interest-bearing deposits with banks.
(f)    Includes a $4 million letter of credit that expired in April 2022.

Events in recent years have resulted in increased focus on Brazil. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of interest-bearing deposits and a letter of credit. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At March 31, 2022, less than 0.1% of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and record keeping services to manage their exposures.

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
BNY Mellon 21

The following table shows the distribution of our total securities portfolio.

Securities portfolio	Dec. 31, 2021		1Q22 change in unrealized gain (loss)	March 31, 2022			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$50,735		$(2,198)	$47,743	$45,780		96%	$(1,963)		12%	100%	—%	—%	—%	—%
U.S. Treasury	40,582		(888)	40,818	39,929		98	(889)		53	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	14,312		(219)	13,327	13,131		99	(196)		13	82	3	14	1	—
Agency commercial MBS	12,291		(466)	12,768	12,423		97	(345)		34	100	—	—	—	—
Supranational	7,646		(116)	7,925	7,802		98	(123)		57	100	—	—	—	—
U.S. government agencies	5,420		(232)	6,571	6,297		96	(274)		35	100	—	—	—	—
Foreign covered bonds (e)	6,238		(115)	6,365	6,252		98	(113)		42	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	5,421		(37)	5,855	5,815		99	(40)		100	99	—	—	1	—
Non-agency commercial MBS	3,114		(155)	3,228	3,104		96	(124)		36	100	—	—	—	—
Foreign government agencies (f)	2,686		(53)	2,832	2,771		98	(61)		20	92	8	—	—	—
Non-agency RMBS	2,793		(128)	2,557	2,538		99	(19)		47	84	3	—	8	5
State and political subdivisions	2,529		(128)	2,317	2,161		93	(156)		5	90	9	—	—	1
Other asset-backed securities (“ABS”)	2,190		(58)	1,953	1,880		96	(73)		14	100	—	—	—	—
Corporate bonds	2,066		(39)	1,555	1,483		95	(72)		36	16	69	15	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$158,024	(g)	$(4,832)	$155,815	$151,367	(g)	97%	$(4,448)	(g)(h)	34%	97%	1%	1%	1%	—%
(a)    Amortized cost reflects historical impairments, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, UK, France, Singapore, Italy and Spain.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to the Canada, Netherlands, Norway, France and Sweden.
(g)    Includes net unrealized losses on derivatives hedging securities available-for-sale (including terminated hedges) of $590 million at Dec. 31, 2021 and net unrealized gains of $914 million at March 31, 2022.
(h)    Includes unrealized losses of $1,505 million at March 31, 2022 related to available-for-sale securities, net of hedges, and $2,943 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $151.4 billion at March 31, 2022, compared with $158.0 billion at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency RMBS, partially offset by an increase in U.S. government agency securities.

At March 31, 2022, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $4.4 billion, compared with a net unrealized gain, including the impact of related hedges, of $384 million at Dec. 31, 2021. The increase in the net unrealized loss, including the impact of hedges, was primarily driven by higher market interest rates.

The fair value of the available-for-sale securities totaled $93.7 billion at March 31, 2022, net of hedges, or 62% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $57.7 billion at March 31, 2022, or 38% of the securities portfolio, net of hedges.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.1 billion at March 31, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.

At March 31, 2022, 97% of the securities in our portfolio were rated AAA/AA-, compared with 96% at Dec. 31, 2021.

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

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	1Q22	4Q21	3Q21	2Q21	1Q21
Amortizable purchase premium (net of discount) relating to securities:
Balance at period-end	$1,761	$1,972	$2,120	$2,067	$2,195
Estimated average life remaining at period-end (in years)	4.7	4.4	4.5	4.4	4.3
Amortization	$130	$158	$168	$183	$189
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period-end	$62	$109	$115	$118	$121
Estimated average life remaining at period-end (in years)	7.0	6.1	6.0	6.1	5.9
Accretion	$9	$11	$11	$9	$12
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	March 31, 2022			Dec. 31, 2021
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$9.2	$31.1	$40.3	$10.2	$30.6	$40.8
Commercial	1.9	11.9	13.8	2.1	11.9	14.0
Wealth management loans	10.1	0.5	10.6	9.8	0.5	10.3
Wealth management mortgages	8.4	0.5	8.9	8.2	0.4	8.6
Commercial real estate	6.0	3.7	9.7	6.0	3.3	9.3
Lease financings	0.7	—	0.7	0.7	—	0.7
Other residential mortgages	0.3	—	0.3	0.3	—	0.3
Overdrafts	4.1	—	4.1	3.1	—	3.1
Capital call financing	2.6	1.6	4.2	2.3	1.5	3.8
Other	2.7	—	2.7	2.6	—	2.6
Margin loans	22.1	—	22.1	22.5	—	22.5
Total	$68.1	$49.3	$117.4	67.8	$48.2	$116.0

At March 31, 2022, total lending-related exposure of $117.4 billion increased 1% compared with Dec. 31, 2021, primarily reflecting higher overdrafts and higher exposure in the commercial real estate, capital call financing and wealth management loan portfolios, partially offset by lower exposure in the financial institutions portfolio and lower margin loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 46% of our total exposure at March 31, 2022 and 47% at Dec. 31, 2021. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 23

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2022					Dec. 31, 2021
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.4	$17.4	$18.8	99%	99%	$1.7	$17.5	$19.2
Asset managers	1.6	7.3	8.9	99	82	1.7	7.1	8.8
Banks	5.4	1.5	6.9	88	97	5.8	1.5	7.3
Insurance	0.2	3.5	3.7	100	10	0.2	3.4	3.6
Government	0.1	0.2	0.3	100	65	0.1	0.2	0.3
Other	0.5	1.2	1.7	97	54	0.7	0.9	1.6
Total	$9.2	$31.1	$40.3	97%	84%	$10.2	$30.6	$40.8

The financial institutions portfolio exposure was $40.3 billion at March 31, 2022, a decrease of 1% compared with Dec. 31, 2021, primarily reflecting lower exposure to the securities industry and bank portfolios, partially offset by higher exposure to the asset managers, insurance and other portfolios.

Financial institution exposures are high-quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2022. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short-term, with 84% of the exposures expiring within one year. At March 31, 2022 and Dec. 31, 2021, 17% of the exposure to financial institutions had an expiration within 90 days.

In addition, 64% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At March 31, 2022, the secured intra-day credit provided to dealers in connection with their tri-party repo activity totaled $16.4 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 41% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high-quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2022. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 97% due in less than one year. The investment grade percentage of our banks exposure was 88% at March 31, 2022 and Dec. 31, 2021. Our non-investment grade exposures are primarily trade finance loans in Brazil.

24 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2022					Dec. 31, 2021
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.7	$3.7	$4.4	96%	22%	$0.6	$3.9	$4.5
Energy and utilities	0.4	3.8	4.2	93	3	0.4	3.9	4.3
Services and other	0.7	3.5	4.2	95	32	1.0	3.2	4.2
Media and telecom	0.1	0.9	1.0	91	8	0.1	0.9	1.0
Total	$1.9	$11.9	$13.8	94%	18%	$2.1	$11.9	$14.0

The commercial portfolio exposure was $13.8 billion at March 31, 2022, a decrease of 1% from Dec. 31, 2021, primarily driven by lower exposure to the manufacturing and energy and utilities portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	March 31, 2021
Financial institutions	97%	96%	96%	96%	96%
Commercial	94%	94%	93%	93%	92%

Wealth management loans

Our wealth management loan exposure was $10.6 billion at March 31, 2022, compared with $10.3 billion at Dec. 31, 2021. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $8.9 billion at March 31, 2022, compared with $8.6 billion at Dec. 31, 2021. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At March 31, 2022, less than 1% of the mortgages were past due.

At March 31, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 10%; Massachusetts – 9%; and other – 45%.

BNY Mellon 25

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	March 31, 2022		Dec. 31, 2021
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.0	83%	$3.6	81%
Office	2.6	78	2.6	77
Retail	0.9	58	0.9	58
Mixed-use	0.7	36	0.7	37
Hotels	0.6	33	0.5	23
Healthcare	0.4	29	0.4	25
Other	0.5	47	0.6	45
Total commercial real estate	$9.7	69%	$9.3	66%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $9.7 billion at March 31, 2022 and $9.3 billion at Dec. 31, 2021. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At March 31, 2022, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At March 31, 2022, our commercial real estate portfolio consisted of the following concentrations: New York metro – 37%; REITs and real estate operating companies – 31%; and other – 32%.

Lease financings

The lease financings portfolio exposure totaled $707 million at March 31, 2022 and $731 million at Dec. 31, 2021. At March 31, 2022, approximately 99% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in the Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $285 million at March 31, 2022 and $299 million at Dec. 31, 2021.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ rights to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $22.1 billion at March 31, 2022 and $22.5 billion at Dec. 31, 2021 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.8 billion at March 31, 2022 and $7.7 billion at Dec. 31, 2021 related to a term loan program that offers fully collateralized loans to broker-dealers.
26 BNY Mellon

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2022	Dec. 31, 2021	March 31, 2021
(dollars in millions)
Beginning balance of allowance for credit losses	$260	$291	$501
Provision for credit losses	2	(17)	(83)
Net recoveries (charge-offs):
Loans:
Other residential mortgages	1	2	2
Wealth management mortgages	—	—	(1)
Other loans	—	(16)	—
Net recoveries	1	(14)	1
Ending balance of allowance for credit losses	$263	$260	$419

Allowance for loan losses	$171	$196	$327
Allowance for lending-related commitments	53	45	73
Allowance for financial instruments (a)	39	19	19
Total allowance for credit losses	$263	$260	$419

Total loans, at period end	$68,052	$67,787	$60,732

Allowance for loan losses as a percentage of total loans	0.25%	0.29%	0.54%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.33%	0.36%	0.66%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $2 million in the first quarter of 2022 compared with a benefit of $83 million in the first quarter of 2021 and a benefit of $17 million in the fourth quarter of 2021.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates,” in our 2021 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)	March 31, 2022		Dec. 31, 2021		March 31, 2021
(dollars in millions)	$	%	$	%	$	%
Commercial real estate	$176	78%	$199	82%	$365	90%
Financial institutions	15	7	13	5	6	2
Commercial	12	5	12	5	11	2
Other residential mortgages	7	3	7	3	9	2
Wealth management mortgages	9	4	6	2	6	2
Capital call financing	3	1	2	1	1	1
Wealth management loans	1	1	1	1	—	—
Lease financings	1	1	1	1	2	1
Total	$224	100%	$241	100%	$400	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at March 31, 2022, Dec. 31, 2021 and March 31, 2021.
BNY Mellon 27

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credit were rated one grade better, the quantitative allowance would have decreased by $37 million, and if commercial real estate property values were decreased 10% and all other credit were rated one grade worse, the quantitative allowance would have increased by $80 million. Our multi-scenario based macroeconomic forecast used in determining the March 31, 2022 allowance for credit losses consisted of three scenarios. The weightings applied to those scenarios and qualitative judgments to determine the March 31, 2022 allowance for credit losses incorporated information related to the estimated impacts to the macroeconomic outlook and our exposures as a result of the war in Ukraine as well as the status of COVID-19.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2022	Dec. 31, 2021
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$37	$39
Wealth management mortgages	26	25
Commercial real estate	54	54
Total nonperforming loans	117	118
Other assets owned	2	2
Total nonperforming assets	$119	$120
Nonperforming assets ratio	0.17%	0.18%
Allowance for loan losses/nonperforming loans	146.2	166.1
Allowance for loan losses/nonperforming assets	143.7	163.3
Total allowance for credit losses/nonperforming loans	191.5	204.2
Total allowance for credit losses/nonperforming assets	188.2	200.8

Deposits

Total deposits were $345.6 billion at March 31, 2022, an increase of 8%, compared with $319.7 billion at Dec. 31, 2021. The increase reflects higher interest-bearing deposits in U.S. offices, noninterest-bearing deposits (principally U.S. offices) and interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $100.0 billion at March 31, 2022, compared with $93.7 billion at Dec. 31, 2021. Interest-bearing deposits were primarily demand deposits and totaled $245.6 billion at March 31, 2022, compared with $226.0 billion at Dec. 31, 2021.

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

Federal funds purchased and securities sold under repurchase agreements include repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense gross,
28 BNY Mellon

but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

The Bank of New York Mellon may issue commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Securities Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements.

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
Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2021 Annual Report.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of March 31, 2022, the Parent was in compliance with this policy.

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

BNY Mellon 29

Available funds	March 31, 2022	Dec. 31, 2021	Average
(dollars in millions)			1Q22	4Q21	1Q21
Cash and due from banks	$6,143	$6,061	$6,040	$6,036	$5,720
Interest-bearing deposits with the Federal Reserve and other central banks	135,691	102,467	100,303	105,065	125,930
Interest-bearing deposits with banks	18,268	16,630	17,181	18,818	21,313
Federal funds sold and securities purchased under resale agreements	27,131	29,607	27,006	27,780	29,186
Total available funds	$187,233	$154,765	$150,530	$157,699	$182,149
Total available funds as a percentage of total assets	40%	35%	34%	35%	40%

Total available funds were $187.2 billion at March 31, 2022, compared with $154.8 billion at Dec. 31, 2021. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks, partially offset by lower federal funds sold and securities purchased under resale agreements.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper were $16.7 billion for the first three months of 2022 and $17.8 billion for the first three months of 2021. The decrease reflects lower federal funds purchased and securities sold under repurchase agreements, partially offset by higher trading liabilities.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $107.0 billion for the first three months of 2022, compared with $116.6 billion for the first three months of 2021. Average interest-bearing domestic deposits were $116.3 billion for the first three months of 2022 and $128.5 billion for the first three months of 2021. The decreases primarily reflect client activity.

Average payables to customers and broker-dealers were $16.7 billion for the first three months of 2022 and $17.7 billion for the first three months of 2021.
Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $25.6 billion for the first three months of 2022 and $26.2 billion for the first three months of 2021.

Average noninterest-bearing deposits increased to $90.2 billion for the first three months of 2022 from $83.4 billion for the first three months of 2021, primarily reflecting client activity.

A significant reduction of client activity in our Securities Services and Market and Wealth Services business segments would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

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

30 BNY Mellon

Credit ratings at March 31, 2022
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
NR – Not rated.

Long-term debt totaled $25.2 billion at March 31, 2022 and $25.9 billion at Dec. 31, 2021. Redemptions of $1.3 billion and a decrease in the fair value of hedged long-term debt were partially offset by issuances of $1.3 billion. The Parent has $1.0 billion of long-term debt maturing in the remainder of 2022.

In April 2022, the Parent issued $950 million of fixed rate senior notes maturing in 2025 at an annual interest rate of 3.350%, $400 million of floating rate senior notes maturing in 2025 at an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 62 basis points and $350 million of fixed rate senior notes maturing in 2029 at an annual interest rate of 3.850%.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At March 31, 2022 and Dec. 31, 2021, $30 million of notes were outstanding. At March 31, 2022, $36 million of CDs were outstanding. There were no CDs outstanding at Dec. 31, 2021.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at March 31, 2022 and Dec. 31, 2021. The average commercial paper outstanding was $4 million for the first three months of 2022. There was no average commercial paper outstanding for the first three months of 2021.

Subsequent to March 31, 2022, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.6 billion, without the need for a regulatory waiver. In addition, at March 31, 2022, non-bank subsidiaries of the Parent had liquid assets of approximately $3.9 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2021 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. There were no borrowings under these lines in the first quarter of 2022. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $262 million in aggregate. Average borrowings under these lines were $14 million, in aggregate, in the first quarter of 2022.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes
BNY Mellon 31

our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 80% of total revenue in the first quarter of 2022, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.2% at March 31, 2022 and 119.3% at Dec. 31, 2021, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2022, a quarterly dividend of $0.34 per common share was paid to common shareholders. Our common stock dividend payout ratio was 40% for the first quarter of 2022.

In the first quarter of 2022, we repurchased 1.9 million common shares at an average price of $61.64 per common share, for a total cost of $118 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at March 31, 2022, and the average HQLA and average LCR for the first quarter of 2022.

Consolidated HQLA and LCR	March 31, 2022
(dollars in billions)
Cash (a)	$135
Securities (b)	113
Total consolidated HQLA (c)	$248

Total consolidated HQLA – average (c)	$218
Average LCR	109%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $174 billion at March 31, 2022 and averaged $149 billion for the first quarter of 2022.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2022.

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

Net cash provided by operating activities was $3.4 billion in the three months ended March 31, 2022, compared with net cash used for operating activities of $3.2 billion in the three months ended March 31, 2021. In the three months ended March 31, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings. In the three months ended March 31, 2021, cash flows used for operations primarily resulted from changes in trading assets and liabilities and change in accruals and other, net, partially offset by earnings.

Net cash used for investing activities was $33.9 billion in the three months ended March 31, 2022, compared with net cash provided by investing activities of $4.7 billion in the three months ended March 31, 2021. In the three months ended March 31, 2022, net cash used for investing activities
32 BNY Mellon

primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in interest-bearing deposits with banks, partially offset by changes in federal funds sold and securities purchased under resale agreements. In the three months ended March 31, 2021, net cash provided by investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in interest-bearing deposits with banks and net change in loans.

Net cash provided by financing activities was $30.1 billion in the three months ended March 31, 2022, compared with net cash used for financing activities of $1.5 billion in the three months ended March 31, 2021. In the three months ended March 31, 2022, net cash provided by financing activities primarily reflects changes in deposits, changes in payables to customers and broker-dealers and changes in federal funds purchased and securities sold under repurchase agreements. In the three months ended March 31, 2021, net cash used for financing activities primarily reflects changes in deposits, repayments of long-term debt and changes in payables to customers and broker-dealers, partially offset by changes in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data	March 31, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	8.8%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	7.8%	8.6%
Total BNY Mellon shareholders’ equity	$41,799	$43,034
Total BNY Mellon common shareholders’ equity	$36,961	$38,196
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,388	$19,547
Book value per common share	$45.76	$47.50
Tangible book value per common share – Non-GAAP (a)	$22.76	$24.31
Closing stock price per common share	$49.63	$58.08
Market capitalization	$40,091	$46,705
Common shares outstanding	807,798	804,145

Cash dividends per common share	$0.34	$0.34
Common dividend payout ratio	40%	34%
Common dividend yield	2.8%	2.3%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $41.8 billion at March 31, 2022 from $43.0 billion at Dec. 31, 2021. The decrease primarily reflects unrealized losses on securities available-for-sale and dividend payments, partially offset by earnings.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.1 billion at March 31, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.
In the first quarter of 2022, we repurchased 1.9 million common shares at an average price of $61.64 per common share for a total of $118 million.

In June 2021, our Board of Directors authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaced all previously authorized share repurchase plans.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative
BNY Mellon 33

measurements. For the Parent to maintain its status as a financial holding company (“FHC”), our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of March 31, 2022 and Dec. 31, 2021, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to
satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2021 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2021 Annual Report.

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2022					Dec. 31, 2021
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		10.4%	11.4%
Tier 1 capital ratio	6%		10		13.2	14.2
Total capital ratio	10		12		13.9	15.0
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		10.1%	11.2%
Tier 1 capital ratio	6%		10		12.9	14.0
Total capital ratio	10		12		13.7	14.9
Tier 1 leverage ratio	N/A	(c)	4		5.3	5.5
SLR (d)	N/A	(c)	5		6.2	6.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		15.1%	16.5%
Tier 1 capital ratio	8		8.5		15.1	16.5
Total capital ratio	10		10.5		15.1	16.5
Tier 1 leverage ratio	5		4		5.9	6.0
SLR (d)	6		3		7.1	7.6
(a)    Minimum requirements for March 31, 2022 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The SCB requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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

Our CET1 ratio was 10.1% at March 31, 2022 and 11.2% at Dec. 31, 2021 under the Standardized Approach. The decrease was primarily driven by unrealized losses on securities available-for-sale, higher RWAs and capital deployed through dividend payments, partially offset by capital generated through earnings.
In the first quarter of 2022, we implemented the Standardized Approach for Counterparty Credit Risk (“SA-CCR”), which replaced the current exposure method used to measure derivative counterparty exposure. This resulted in increases to the RWA of $4 billion for the Advanced Approaches and $6 billion for the Standardized Approach, as well as an
34 BNY Mellon

increase of $8 billion in the total leverage exposure used for the SLR.

Tier 1 leverage ratio was 5.3% at March 31, 2022, compared with 5.5% at Dec. 31, 2021. The decrease reflects the decrease in capital, partially offset by lower average assets.

Risk-based capital ratios vary depending on the size of the balance sheet at period-end and the levels and types of investments in assets, and leverage ratios vary based on the average size of the balance sheet over the quarter. The balance sheet size fluctuates from period to period based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

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

Under the Advanced Approaches, our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	March 31, 2022	Dec. 31, 2021
(in millions)
CET1:
Common shareholders’ equity	$36,961	$38,196
Adjustments for:
Goodwill and intangible assets (a)	(18,573)	(18,649)
Net pension fund assets	(410)	(400)
Equity method investments	(301)	(300)
Deferred tax assets	(55)	(55)
Other	(43)	(46)
Total CET1	17,579	18,746
Other Tier 1 capital:
Preferred stock	4,838	4,838
Other	(82)	(99)
Total Tier 1 capital	$22,335	$23,485
Tier 2 capital:
Subordinated debt	$1,248	$1,248
Allowance for credit losses	253	250
Other	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,500	1,487
Less: Allowance for credit losses	253	250
Total Tier 2 capital – Advanced Approaches	$1,247	$1,237
Total capital:
Standardized Approach	$23,835	$24,972
Advanced Approaches	$23,582	$24,722

Risk-weighted assets:
Standardized Approach	$173,629	$167,608
Advanced Approaches:
Credit Risk	$102,049	$98,310
Market Risk	2,942	3,069
Operational Risk	64,100	63,688
Total Advanced Approaches	$169,091	$165,067

Average assets for Tier 1 leverage ratio	$420,778	$430,102
Total leverage exposure for SLR	$361,464	$354,033
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 35

The table below presents the factors that impacted CET1 capital.

CET1 generation	1Q22
(in millions)
CET1 – Beginning of period	$18,746
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	699
Goodwill and intangible assets, net of related deferred tax liabilities	76
Gross CET1 generated	775
Capital deployed:
Common stock dividends (a)	(278)
Common stock repurchases	(118)
Total capital deployed	(396)
Other comprehensive loss:
Unrealized loss on assets available-for-sale	(1,534)
Foreign currency translation	(150)
Unrealized loss on cash flow hedges	(2)
Defined benefit plans	18
Total other comprehensive loss	(1,668)
Additional paid-in capital (b)	130
Other additions (deductions):
Net pension fund assets	(10)
Embedded goodwill	(1)
Other	3
Total other deductions	(8)
Net CET1 deployed	(1,167)
CET1 – End of period	$17,579
(a)    Includes dividend-equivalents on share-based awards.
(b)    Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2022 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2022
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	6	bps
Advanced Approaches	6		6

Tier 1 capital:
Standardized Approach	6		7
Advanced Approaches	6		8

Total capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Tier 1 leverage	2		1

SLR	3		2

Stress capital buffer

In August 2021, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2021. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2021 Annual Report for additional information.

The SCB final rule generally eliminates the requirement for prior approval of common stock repurchases in excess of the distributions in a firm’s capital plan, provided that such distributions are consistent with applicable capital requirements and buffers, including the SCB.

Total Loss-Absorbing Capacity (“TLAC”)

The following summarizes the minimum requirements for BNY Mellon’s external TLAC and external long-term debt (“LTD”) ratios, plus currently applicable buffers.

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
36 BNY Mellon

extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2022
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	26.1%
As a percentage of total leverage exposure	7.5%	9.5%	12.5%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	11.5%
As a percentage of total leverage exposure	4.5%	N/A	5.5%
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

VaR (a)	1Q22			March 31, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$1.6	$6.9	$4.3
Foreign exchange	3.3	2.2	6.0	3.6
Equity	0.2	—	0.5	0.2
Credit	2.2	1.5	3.3	2.0
Diversification	(4.2)	N/M	N/M	(3.9)
Overall portfolio	4.9	2.8	8.1	6.2

VaR (a)	4Q21			Dec. 31, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.5	$3.5	$1.7
Foreign exchange	2.6	1.9	4.1	2.7
Equity	0.1	—	0.4	0.1
Credit	1.6	1.2	2.3	1.7
Diversification	(2.9)	N/M	N/M	(2.7)
Overall portfolio	3.5	2.7	5.1	3.5

VaR (a)	1Q21			March 31, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.6	$2.7	$2.5
Foreign exchange	2.7	2.2	3.9	3.0
Equity	0.1	0.1	0.9	0.1
Credit	1.8	1.3	2.8	2.2
Diversification	(3.5)	N/M	N/M	(4.3)
Overall portfolio	3.2	2.5	4.9	3.5
(a)    VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M – Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

BNY Mellon 37

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

The credit component of VaR represents instruments whose values are predominantly driven by credit spread levels, i.e., idiosyncratic default risk. These instruments include, but are not limited to, single issuer credit default swaps, securities with exposures from corporate and municipal credit spreads.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2022, interest rate risk generated 38% of average gross VaR, foreign exchange risk generated 36% of average gross VaR, equity risk generated 2% of average gross VaR and credit risk generated 24% of average gross VaR. During the first quarter of 2022, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	March 31, 2021
Revenue range:	Number of days
Less than $(2.5)	1	—	—	—	—
$(2.5) – $0	8	3	2	7	6
$0 – $2.5	12	27	23	22	17
$2.5 – $5.0	23	21	30	25	21
More than $5.0	18	12	9	10	17
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $14.7 billion at March 31, 2022 and $16.6 billion at Dec. 31, 2021.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5.6 billion at March 31, 2022 and $5.5 billion at Dec. 31, 2021.

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

At March 31, 2022, our OTC derivative assets, including those in hedging relationships, of $2.4 billion included a credit valuation adjustment (“CVA”) deduction of $25 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.3 billion included a debit valuation adjustment (“DVA”) of $2 million related to our own credit spread. Net of hedges, the CVA increased by less than $1 million and the DVA was unchanged in the first quarter of 2022, which decreased investment and other revenue - other trading revenue by less than $1 million. The net
38 BNY Mellon

impact decreased investment and other revenue - other trading revenue by $1 million in the fourth quarter of 2021 and first quarter of 2021.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon. Exposure to foreign exchange and interest rate derivative counterparties with an A+ to A- rating, and in the aggregate, increased at March 31, 2022 compared with March 31, 2021 and Dec. 31, 2021.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	March 31, 2021

Rating:
AAA to AA-	39%	51%	52%	52%	45%
A+ to A-	47	27	17	19	26
BBB+ to BBB-	11	18	25	24	22
BB+ and lower (b)	3	4	6	5	7
Total	100%	100%	100%	100%	100%
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

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of March 31, 2022. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

In the table below, we use the earnings simulation model to assess the impact of various hypothetical interest rate scenarios compared to the baseline scenario. Beginning in the third quarter of 2021, we have refined our scenario analysis by replacing gradual rate ramp scenarios with scenarios that reflect the impact of instantaneous interest rate shock movements. In each of the scenarios, all currencies’ interest rates are instantaneously shifted higher or lower. The scenarios assume instantaneous rate changes at the start of the forecast. Long-term interest rates are defined as all tenors equal to or greater than three years and short-term interest rates are defined as all tenors equal to or less than three months. Interim term points are interpolated where applicable. The refined scenarios are intended to provide information on a basis that is consistent with industry practice.

The following table shows net interest revenue sensitivity for BNY Mellon. The sensitivity for March 31, 2021 has been updated to reflect the impact of instantaneous interest rate shock movements.

BNY Mellon 39

Estimated changes in net interest revenue (in millions)	March 31, 2022	Dec. 31, 2021	March 31, 2021
Up 100 bps rate shock vs. baseline	$268	$688	$930
Long-term up 100 bps, short-term unchanged	24	204	215
Short-term up 100 bps, long-term unchanged	245	483	714
Long-term down 50 bps, short-term unchanged	(20)	(98)	(103)
Down 100 bps rate shock vs. baseline	(315)	392	652

The decreases in the rate sensitivities compared with Dec. 31, 2021 are driven by the forecasted difference in asset yield changes versus deposit rate changes given the anticipated interest rate increases and higher net interest revenue in the baseline scenario.

While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, it is likely that a portion of the recent monetary policy-driven deposit inflows would run off in a rising short-term rate environment. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we note that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario in the table above by approximately $140 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, given the continued low short-term interest rates, money market mutual fund fees and other similar fees are being waived to protect investors from negative returns. See “Fee and other revenue” beginning on page 6 for additional details on the impact of money market fee waivers on fee revenues.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2021 Annual Report.
40 BNY Mellon

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

BNY Mellon has also included the adjusted pre-tax operating margin – Non-GAAP, which is the pre-tax operating margin for the Investment and Wealth Management business segment, net of distribution and servicing expense that was passed to third parties who distribute or service our managed funds. We believe that this measure is useful when evaluating the performance of the Investment and Wealth Management business segment relative to industry competitors.

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	1Q22	4Q21	1Q21
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$699	$822	$858
Add: Amortization of intangible assets	17	19	24
Less: Tax impact of amortization of intangible assets	4	5	6
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$712	$836	$876

Average common shareholders’ equity	$37,363	$37,941	$40,720
Less: Average goodwill	17,490	17,481	17,494
Average intangible assets	2,979	2,988	3,000
Add: Deferred tax liability – tax deductible goodwill	1,184	1,178	1,153
Deferred tax liability – intangible assets	673	676	665
Average tangible common shareholders’ equity – Non-GAAP	$18,751	$19,326	$22,044

Return on common shareholders’ equity – GAAP	7.6%	8.6%	8.5%
Return on tangible common shareholders’ equity – Non-GAAP	15.4%	17.2%	16.1%

BNY Mellon 41

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2022	Dec. 31, 2021	March 31, 2021
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$41,799	$43,034	$44,954
Less: Preferred stock	4,838	4,838	4,541
BNY Mellon common shareholders’ equity at period end – GAAP	36,961	38,196	40,413
Less: Goodwill	17,462	17,512	17,469
Intangible assets	2,968	2,991	2,983
Add: Deferred tax liability – tax deductible goodwill	1,184	1,178	1,153
Deferred tax liability – intangible assets	673	676	665
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,388	$19,547	$21,779

Period-end common shares outstanding (in thousands)	807,798	804,145	875,481

Book value per common share – GAAP	$45.76	$47.50	$46.16
Tangible book value per common share – Non-GAAP	$22.76	$24.31	$24.88

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	1Q22	1Q21	1Q22 vs.
(dollars in millions)			1Q21
Investment management and performance fees – GAAP	$883	$890	(1)%
Impact of changes in foreign currency exchange rates	—	(15)
Adjusted investment management and performance fees – Non-GAAP	$883	$875	1%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			1Q22 vs.
(dollars in millions)	1Q22	1Q21	1Q21
Investment management and performance fees – GAAP	$882	$890	(1)%
Impact of changes in foreign currency exchange rates	—	(15)
Adjusted investment management and performance fees – Non-GAAP	$882	$875	1%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	1Q22	4Q21	3Q21	2Q21	1Q21
Income before income taxes – GAAP	$212	$278	$348	$326	$278

Total revenue – GAAP	$964	$1,020	$1,032	$999	$991
Less: Distribution and servicing expense	79	75	76	74	75
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$885	$945	$956	$925	$916

Pre-tax operating margin – GAAP (a)	22%	27%	34%	33%	28%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	24%	29%	36%	35%	30%
(a)    Income before taxes divided by total revenue.

42 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”) staff has not yet been adopted as of March 31, 2022.

Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which provides guidance that expands the ability to hedge interest rate risk by permitting the use of multiple hedged layers of a single closed portfolio of assets and will (1) Allow multiple layer hedging within the same closed portfolio, (2) Expand the scope of the portfolio layer method to include non-prepayable assets, (3) Expand the eligible hedging instruments to be utilized in a single-layer hedge, and (4) Permit held-to-maturity debt securities to be transferred to available-for-sale at the date of adoption, provided such transferred securities are designated in a portfolio layer method hedge within 30 days of the adoption date.

The standard also provides further guidance and disclosure requirements with respect to hedge basis adjustments related to portfolio layer method hedges.

BNY Mellon is currently evaluating this guidance. This ASU is effective Jan. 1, 2023 with early adoption permitted.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which provides post-implementation guidance related to the adoption of ASU 2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was effective Jan. 1, 2020. This ASU amends the guidance related to two issues: Troubled Debt Restructurings (“TDRs”) and disclosure requirements for the credit profile of the loan portfolio.
This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. An entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.

This ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost.

We are currently evaluating this guidance. The ASU is effective Jan. 1, 2023 with early adoption permitted.

Staff Accounting Bulletin No. 121

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 expresses the staff’s views regarding the accounting for entities that have obligations to safeguard “crypto-assets” held for their platform users. SAB 121 provides that these entities should present a liability and corresponding asset in respect of the crypto-assets safeguarded for their platform users, with the liability and asset measured at the fair value of the crypto-assets. This differs from the accounting treatment of non-crypto-assets held in custody, which are not recorded on a custodian’s balance sheet. This guidance is effective for interim and annual periods ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. Currently, BNY Mellon does not hold in custody any assets that would be impacted by the standards of SAB 121. We will evaluate the applicability and impact of SAB 121 to our digital asset custody initiatives.

BNY Mellon 43

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2021 Annual Report. The following discussions summarize certain regulatory legislative and other developments that may affect BNY Mellon.

Proposed Climate-Related Disclosure Rules

On March 21, 2022, the SEC proposed climate related-disclosure requirements that would, among other things, require disclosure of direct and indirect greenhouse gas emissions, with certain emissions disclosures subject to third-party attestation requirements; climate-related scenario analysis (if the issuer conducts scenario analysis), together with qualitative and quantitative information about the hypothetical future climate scenarios used in its analysis; climate transition plans or climate-related targets or goals, along with disclosure of progress against any such plans, targets or goals; climate-related risks over the short-, medium- and long-term; qualitative and quantitative information regarding climate-related risks and historical impacts in audited financial statements; corporate governance of climate-related risks; and climate-related risk-management processes. We are assessing the potential impacts of this proposal.

Proposed Cybersecurity Disclosure Rules

On March 9, 2022, the SEC published proposed disclosure rules and amendments regarding cybersecurity risk management, governance and incident reporting by public companies. Under the proposal, public companies, including The Bank of New York Mellon Corporation, would be required to file an 8-K within 4 business days of determining that it had suffered a material cybersecurity incident. The proposal also includes disclosure requirements regarding policies and procedures for the identification and management of cybersecurity risks, oversight by the Board and management over cybersecurity risks, and Board member expertise in cybersecurity matters. We are currently evaluating the potential impact of the proposal.

Proposed Rule to Shorten the Settlement Cycle for Certain Transactions

On Feb. 9, 2022, the SEC proposed rule amendments to shorten the standard settlement cycle for certain broker-dealer securities transactions to T+1. The proposal includes additional amendments designed to accelerate the confirmation of such trades. We are conducting an initial evaluation of the proposal’s potential impacts.

Other matters

Replacement of Interbank Offered Rates (“IBORs”), including LIBOR

The UK Financial Conduct Authority (the “FCA”) and the administrator for LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published or to be representative as of Dec. 31, 2021. In addition, the U.S. bank regulators had also issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by Dec. 31, 2021. As a result, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates. The transition event on Dec. 31, 2021 had minimal impact across BNY Mellon’s businesses, however the remaining USD LIBOR transition will impact assets and liabilities on our balance sheet that reference IBORs, investments that we manage linked to IBORs in our Investment Management business and the operational servicing of products that reference IBORs in our Market and Wealth Services and Securities Services business segments.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted. The LIBOR Act provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. Under the LIBOR Act, the Federal Reserve must adopt rules to identify the SOFR-based replacement rate and conforming changes for legacy LIBOR-linked contracts by Sept. 11, 2022.
44 BNY Mellon

We are working to facilitate an orderly transition from IBORs to alternative reference rates for us and our clients. Accordingly, we have created a global transition program with senior management oversight that focuses on, among other things, evaluating and monitoring the impacts of the discontinuance of reference IBORs and the transition to replacement benchmarks on our business operations and financial condition; identifying and evaluating the scope of impacted financial instruments and contracts and the attendant risks; and implementing technology systems, models and analytics to support the transition. In addition, we continue to actively engage with our regulators and clients and participate in central bank and sector working groups.

Despite the proximity of the June 30, 2023 cessation date, there remain, however, a number of unknown factors regarding the transition from the IBORs and/or interest rate benchmark reforms that could impact our business. For a further discussion of the various risks, see “Risk Factors – Market Risk – Transitions away from and the replacement of LIBOR and other IBORs could adversely impact our business, financial condition and results of operations” in our 2021 Annual Report.

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
BNY Mellon 45

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2022	Dec. 31, 2021	March 31, 2021
(in millions)
Fee and other revenue
Investment services fees	$1,993	$2,061	$2,056
Investment management and performance fees	883	896	890
Foreign exchange revenue	207	199	231
Financing-related fees	45	47	51
Distribution and servicing fees	30	28	29
Total fee revenue	3,158	3,231	3,257
Investment and other revenue	70	107	9
Total fee and other revenue	3,228	3,338	3,266
Net interest revenue
Interest revenue	778	729	738
Interest expense	80	52	83
Net interest revenue	698	677	655
Total revenue	3,926	4,015	3,921
Provision for credit losses	2	(17)	(83)
Noninterest expense
Staff	1,702	1,633	1,602
Software and equipment	399	379	362
Professional, legal and other purchased services	370	390	343
Net occupancy	122	133	123
Sub-custodian and clearing	118	120	124
Distribution and servicing	79	75	74
Bank assessment charges	35	30	34
Business development	30	44	19
Amortization of intangible assets	17	19	24
Other	134	144	146
Total noninterest expense	3,006	2,967	2,851
Income
Income before income taxes	918	1,065	1,153
Provision for income taxes	153	196	221
Net income	765	869	932
Net loss (income) attributable to noncontrolling interests related to consolidated investment management funds	8	(6)	(5)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	773	863	927
Preferred stock dividends	(74)	(41)	(69)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$699	$822	$858

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2022	Dec. 31, 2021	March 31, 2021
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$699	$822	$858
Less: Earnings allocated to participating securities	—	—	1
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$699	$822	$857

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2022	Dec. 31, 2021	March 31, 2021
(in thousands)
Basic	809,469	811,463	882,558
Common stock equivalents	4,878	6,297	3,824
Less: Participating securities	(361)	(415)	(727)
Diluted	813,986	817,345	885,655

Anti-dilutive securities (a)	2,647	489	4,133
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2022	Dec. 31, 2021	March 31, 2021
(in dollars)
Basic	$0.86	$1.01	$0.97
Diluted	$0.86	$1.01	$0.97

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2022	Dec. 31, 2021	March 31, 2021
(in millions)
Net income	$765	$869	$932
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(153)	(75)	(150)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) arising during the period	(1,531)	(371)	(703)
Reclassification adjustment	(3)	(1)	—
Total unrealized (loss) on assets available-for-sale	(1,534)	(372)	(703)
Defined benefit plans:
Net gain arising during the period	—	219	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	18	19	22
Total defined benefit plans	18	238	22
Net unrealized (loss) gain on cash flow hedges	(2)	1	(3)
Total other comprehensive (loss), net of tax (a)	(1,671)	(208)	(834)
Total comprehensive (loss) income	(906)	661	98
Net loss (income) attributable to noncontrolling interests	8	(6)	(5)
Other comprehensive loss (gain) attributable to noncontrolling interests	3	(2)	—
Comprehensive (loss) income applicable to shareholders of The Bank of New York Mellon Corporation	$(895)	$653	$93
(a)    Other comprehensive (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(1,668) million for the quarter ended March 31, 2022, $(210) million for the quarter ended Dec. 31, 2021 and $(834) million for the quarter ended March 31, 2021.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	March 31, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $21 and $3	$6,143	$6,061
Interest-bearing deposits with the Federal Reserve and other central banks	135,691	102,467
Interest-bearing deposits with banks, net of allowance for credit losses of $3 and $2 (includes restricted of $3,401 and $3,822)	18,268	16,630
Federal funds sold and securities purchased under resale agreements	27,131	29,607
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of $1 and less than $1 (fair value of $57,659 and $56,775)	60,602	56,866
Available-for-sale, at fair value (amortized cost of $95,213 and $100,774, net of allowance for credit losses of $9 and $10)	92,794	101,839
Total securities	153,396	158,705
Trading assets	14,703	16,577
Loans	68,052	67,787
Allowance for credit losses	(171)	(196)
Net loans	67,881	67,591
Premises and equipment	3,359	3,431
Accrued interest receivable	467	457
Goodwill	17,462	17,512
Intangible assets	2,968	2,991
Other assets, net of allowance for credit losses on accounts receivable of $5 and $4 (includes $1,247 and $1,187, at fair value)	26,342	22,409
Total assets	$473,811	$444,438
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$100,036	$93,695
Interest-bearing deposits in U.S. offices	134,373	120,903
Interest-bearing deposits in non-U.S. offices	111,156	105,096
Total deposits	345,565	319,694
Federal funds purchased and securities sold under repurchase agreements	13,181	11,566
Trading liabilities	5,587	5,469
Payables to customers and broker-dealers	26,608	25,150
Other borrowed funds	312	749
Accrued taxes and other expenses	4,534	5,767
Other liabilities (including allowance for credit losses on lending-related commitments of $53 and $45, also includes $207 and $496, at fair value)	10,626	6,721
Long-term debt	25,246	25,931
Total liabilities	431,659	401,047
Temporary equity
Redeemable noncontrolling interests	155	161
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,394,962,782 and 1,389,397,912 shares	14	14
Additional paid-in capital	28,258	28,128
Retained earnings	37,088	36,667
Accumulated other comprehensive loss, net of tax	(3,881)	(2,213)
Less: Treasury stock of 587,164,539 and 585,252,546 common shares, at cost	(24,518)	(24,400)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,799	43,034
Nonredeemable noncontrolling interests of consolidated investment management funds	198	196
Total permanent equity	41,997	43,230
Total liabilities, temporary equity and permanent equity	$473,811	$444,438

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Operating activities
Net income	$765	$932
Net (income) attributable to noncontrolling interests	8	(5)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	773	927
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	2	(83)
Pension plan contributions	(1)	(7)
Depreciation and amortization	437	466
Deferred tax (benefit)	36	275
Net securities (gains)	(4)	—
Change in trading assets and liabilities	2,251	(3,074)
Change in accruals and other, net	(65)	(1,678)
Net cash provided by (used for) operating activities	3,429	(3,174)
Investing activities
Change in interest-bearing deposits with banks	(2,068)	(6,385)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(34,733)	13,940
Purchases of securities held-to-maturity	(1,299)	(3,425)
Paydowns of securities held-to-maturity	2,198	2,969
Maturities of securities held-to-maturity	400	161
Purchases of securities available-for-sale	(10,902)	(12,247)
Sales of securities available-for-sale	6,315	3,209
Paydowns of securities available-for-sale	1,754	3,498
Maturities of securities available-for-sale	3,303	3,878
Net change in loans	(497)	(4,254)
Sales of loans and other real estate	—	1
Change in federal funds sold and securities purchased under resale agreements	2,501	2,630
Net change in seed capital investments	(8)	(38)
Purchases of premises and equipment/capitalized software	(271)	(220)
Proceeds from the sale of premises and equipment	45	—
Dispositions, net of cash	—	8
Other, net	(639)	953
Net cash (used for) provided by investing activities	(33,901)	4,678
Financing activities
Change in deposits	27,557	(2,922)
Change in federal funds purchased and securities sold under repurchase agreements	1,618	3,936
Change in payables to customers and broker-dealers	1,652	(1,229)
Change in other borrowed funds	(441)	5
Net proceeds from the issuance of long-term debt	1,295	1,196
Repayments of long-term debt	(1,250)	(1,500)
Proceeds from the exercise of stock options	9	26
Issuance of common stock	130	3
Treasury stock acquired	(118)	(699)
Common cash dividends paid	(278)	(277)
Preferred cash dividends paid	(74)	(69)
Other, net	(5)	10
Net cash provided by (used for) financing activities	30,095	(1,520)
Effect of exchange rate changes on cash	38	(33)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(339)	(49)
Cash and due from banks and restricted cash at beginning of period	9,883	9,419
Cash and due from banks and restricted cash at end of period	$9,544	$9,370
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,143	$5,991
Restricted cash at end of period	3,401	3,379
Cash and due from banks and restricted cash at end of period	$9,544	$9,370
Supplemental disclosures
Interest paid	$107	$126
Income taxes paid	125	122
Income taxes refunded	5	4

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2021	$4,838	$14	$28,128	$36,667	$(2,213)	$(24,400)	$196	$43,230	(a)	$161
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		7
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(14)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	10	5		4
Net income (loss)	—	—	—	773	—	—	(8)	765		—
Other comprehensive (loss)	—	—	—	—	(1,668)	—	—	(1,668)		(3)
Dividends:
Common stock at $0.34 per share (b)	—	—	—	(278)	—	—	—	(278)		—
Preferred stock	—	—	—	(74)	—	—	—	(74)		—
Repurchase of common stock	—	—	—	—	—	(118)	—	(118)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	130	—	—	—	—	130		—
Balance at March 31, 2022	$4,838	$14	$28,258	$37,088	$(3,881)	$(24,518)	$198	$41,997	(a)	$155
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,196 million at Dec. 31, 2021 and $36,961 million at March 31, 2022.
(b)    Includes dividend-equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Sept. 30, 2021	$4,541	$14	$28,075	$36,125	$(2,003)	$(23,151)	$273	$43,874	(a)	$178
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		11
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(42)
Other net changes in noncontrolling interests	—	—	(12)	—	—	—	(83)	(95)		12
Net income	—	—	—	863	—	—	6	869		—
Other comprehensive (loss) income	—	—	—	—	(210)	—	—	(210)		2
Dividends:
Common stock at $0.34 per share (b)	—	—	—	(280)	—	—	—	(280)		—
Preferred stock	—	—	—	(31)	—	—	—	(31)		—
Repurchase of common stock	—	—	—	—	—	(1,249)	—	(1,249)		—
Common stock issued under employee benefit plans	—	—	4	—	—	—	—	4		—
Preferred stock redemption	(1,000)	—	—	—	—	—	—	(1,000)		—
Preferred stock issued	1,287	—	—	—	—	—	—	1,287		—
Stock awards and options exercised	—	—	61	—	—	—	—	61		—
Amortization of preferred stock discount	10	—	—	(10)	—	—	—	—		—
Balance at Dec. 31, 2021	$4,838	$14	$28,128	$36,667	$(2,213)	$(24,400)	$196	$43,230	(a)	$161
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,060 million at Sept. 30, 2021 and $38,196 million at Dec. 31, 2021.
(b)    Includes dividend-equivalents on share-based awards.

BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2020	$4,541	$14	$27,823	$34,241	$(985)	$(19,833)	$143	$45,944	(a)	$176
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		23
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(30)
Other net changes in noncontrolling interests	—	—	(33)	—	—	—	114	81		18
Net income	—	—	—	927	—	—	5	932		—
Other comprehensive income	—	—	—	—	(834)	—	—	(834)		—
Dividends:
Common stock at $0.31 per share	—	—	—	(277)	—	—	—	(277)		—
Preferred stock	—	—	—	(69)	—	—	—	(69)		—
Repurchase of common stock	—	—	—	—	—	(699)	—	(699)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	133	—	—	—	—	133		—
Balance at March 31, 2021	$4,541	$14	$27,928	$34,822	$(1,819)	$(20,532)	$262	$45,216	(a)	$187
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

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2021 (the “2021 Annual Report”).

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our Consolidated Financial Statements included in our 2021 Annual Report. Certain additional immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

Note 2–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter of 2022.

At March 31, 2022, we are potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $15 million to $45 million over the next 3 years.

Goodwill and intangible assets related to acquisitions completed in 2021 totaled $99 million and $70 million, respectively. See Note 3 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for information related to the 2021 acquisitions.

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2022 and Dec. 31, 2021.

BNY Mellon 53

Notes to Consolidated Financial Statements (continued)

Securities at March 31, 2022		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$29,114	$276	$1,423	$27,967
Agency residential mortgage-backed securities (“RMBS”)	9,700	152	202	9,650
Sovereign debt/sovereign guaranteed	12,176	22	244	11,954
Agency commercial mortgage-backed securities (“MBS”)	8,450	143	234	8,359
Supranational	7,689	7	188	7,508
Foreign covered bonds	6,365	7	122	6,250
Collateralized loan obligations (“CLOs”)	4,872	1	32	4,841
Non-agency commercial MBS	3,228	—	144	3,084
Non-agency RMBS	2,519	70	91	2,498
Foreign government agencies	2,780	—	61	2,719
U.S. government agencies	2,507	71	92	2,486
State and political subdivisions	2,304	3	166	2,141
Other asset-backed securities (“ABS”)	1,953	—	73	1,880
Corporate bonds	1,555	4	103	1,456
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$95,213	$756	$3,175	$92,794
Held-to-maturity:
Agency RMBS	$38,043	$23	$1,934	$36,132
U.S. Treasury	11,704	3	526	11,181
Agency commercial MBS	4,318	1	216	4,103
U.S. government agencies	4,064	—	276	3,788
Sovereign debt/sovereign guaranteed	1,151	7	14	1,144
CLOs	983	—	9	974
Supranational	236	—	5	231
Foreign government agencies	52	—	—	52
Non-agency RMBS	38	2	—	40
State and political subdivisions	13	1	—	14
Total securities held-to-maturity (a)	$60,602	$37	$2,980	$57,659
Total securities	$155,815	$793	$6,155	$150,453
(a)    The amortized cost of available-for-sale and held-to-maturity securities are net of the allowance for credit loss of $9 million and $1 million, respectively. The allowance for credit loss related to available-for-sale securities primarily relates to CLOs.
(b)    Includes gross unrealized gains of $441 million and gross unrealized losses of $139 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains are primarily related to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses are primarily related to agency RMBS, U.S. Treasury securities and U.S. government agencies. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

Securities at Dec. 31, 2021		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$28,966	$771	$328	$29,409
Agency RMBS	14,333	270	73	14,530
Sovereign debt/sovereign guaranteed	13,367	79	67	13,379
Agency commercial MBS	8,102	345	42	8,405
Supranational	7,599	24	50	7,573
Foreign covered bonds	6,236	25	23	6,238
CLOs	4,441	3	5	4,439
Non-agency commercial MBS	3,083	65	23	3,125
Non-agency RMBS	2,641	132	25	2,748
Foreign government agencies	2,694	9	17	2,686
U.S. government agencies	2,464	99	27	2,536
State and political subdivisions	2,543	11	40	2,514
Other ABS	2,205	7	22	2,190
Corporate bonds	2,099	19	52	2,066
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$100,774	$1,859	$794	$101,839
Held-to-maturity:
Agency RMBS	$36,167	$428	$388	$36,207
U.S. Treasury	11,617	36	103	11,550
Agency commercial MBS	4,068	41	52	4,057
U.S. government agencies	2,998	—	71	2,927
CLOs	983	—	1	982
Sovereign debt/sovereign guaranteed	922	18	2	938
Supranational	54	—	—	54
Non-agency RMBS	43	2	—	45
State and political subdivisions	14	1	—	15
Total securities held-to-maturity	$56,866	$526	$617	$56,775
Total securities	$157,640	$2,385	$1,411	$158,614
(a)    The amortized cost of available-for-sale securities is net of the allowance for credit loss of $10 million. The allowance for credit loss primarily relates to CLOs.
(b)    Includes gross unrealized gains of $455 million and gross unrealized losses of $75 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains are primarily related to U.S. Treasury securities, agency RMBS and agency commercial MBS. The unrealized losses are primarily related to U.S. Treasury securities and agency RMBS. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	1Q22	4Q21	1Q21
Realized gross gains	$73	$7	$12
Realized gross losses	(69)	(6)	(12)
Total net securities gains	$4	$1	$—

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q22	4Q21	1Q21
Agency RMBS	$49	$—	$1
U.S. Treasury	11	1	(4)
State and political subdivisions	(13)	—	—
Corporate bonds	(47)	(3)	—
Other	4	3	3
Total net securities gains	$4	$1	$—

In the first quarter of 2022, agency RMBS, U.S. government agencies and agency commercial MBS, with an aggregate amortized cost of $5.3 billion and fair value of $5.2 billion were transferred from available-for-sale securities to held-to-maturity securities to reduce the impact of changes in interest rates on accumulated other comprehensive income.

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $10 million at March 31, 2022 and $10 million at Dec. 31, 2021, and primarily relates to the available-for-sale CLO portfolio.

Credit quality indicators – Securities

At March 31, 2022, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $139 million of the unrealized losses at March 31, 2022 and $75 million at Dec. 31, 2021 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at March 31, 2022	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$21,986	$1,124	$2,882	$299	$24,868	$1,423
Sovereign debt/sovereign guaranteed	7,654	172	1,013	72	8,667	244
Agency RMBS	6,401	171	221	31	6,622	202
Agency commercial MBS	4,922	220	533	14	5,455	234
Supranational	4,420	140	731	48	5,151	188
CLOs	4,341	28	280	4	4,621	32
Foreign covered bonds	4,175	114	98	8	4,273	122
Non-agency commercial MBS	2,515	103	407	41	2,922	144
Foreign government agencies	1,991	42	303	19	2,294	61
Non-agency RMBS	1,441	59	613	32	2,054	91
State and political subdivisions	1,673	149	163	17	1,836	166
U.S. government agencies	1,409	62	364	30	1,773	92
Other ABS	1,231	53	436	20	1,667	73
Corporate bonds	524	33	556	70	1,080	103
Total securities available-for-sale (a)	$64,683	$2,470	$8,600	$705	$73,283	$3,175
(a)    Includes $115 million gross unrealized losses for less than 12 months and $24 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to agency RMBS, U.S. Treasury securities, and U.S. government agencies and will be amortized into net interest revenue over the contractual lives of the securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2021	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$16,855	$235	$1,944	$93	$18,799	$328
Sovereign debt/sovereign guaranteed	6,040	66	58	1	6,098	67
Agency RMBS	4,089	44	457	29	4,546	73
Supranational	3,093	44	305	6	3,398	50
Agency commercial MBS	2,233	39	585	3	2,818	42
Foreign covered bonds	2,694	23	—	—	2,694	23
CLOs	1,808	3	318	2	2,126	5
Non-agency RMBS	1,573	20	345	5	1,918	25
State and political subdivisions	1,848	40	13	—	1,861	40
U.S. government agencies	1,780	27	—	—	1,780	27
Other ABS	1,383	20	201	2	1,584	22
Foreign government agencies	1,446	17	15	—	1,461	17
Corporate bonds	1,247	42	198	10	1,445	52
Non-agency commercial MBS	947	16	222	7	1,169	23
Total securities available-for-sale (a)	$47,036	$636	$4,661	$158	$51,697	$794
(a)    Includes $47 million of gross unrealized losses for less than 12 months and $28 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to U.S. Treasury securities and agency RMBS and will be amortized into net interest revenue over the contractual lives of the securities.
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

Held-to-maturity securities portfolio at March 31, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$38,043	$(1,911)	100%	—%	—%	—%	—%
U.S. Treasury	11,704	(523)	100	—	—	—	—
Agency commercial MBS	4,318	(215)	100	—	—	—	—
U.S. government agencies	4,064	(276)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,151	(7)	100	—	—	—	—
CLOs	983	(9)	100	—	—	—	—
Supranational	236	(5)	100	—	—	—	—
Foreign government agencies	52	—	100	—	—	—	—
Non-agency RMBS	38	2	23	59	2	15	1
State and political subdivisions	13	1	5	2	3	—	90
Total held-to-maturity securities	$60,602	$(2,943)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to France, Germany and the UK.

Held-to-maturity securities portfolio at Dec. 31, 2021			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$36,167	$40	100%	—%	—%	—%	—%
U.S. Treasury	11,617	(67)	100	—	—	—	—
Agency commercial MBS	4,068	(11)	100	—	—	—	—
U.S. government agencies	2,998	(71)	100	—	—	—	—
CLOs	983	(1)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	922	16	100	—	—	—	—
Supranational	54	—	100	—	—	—	—
Non-agency RMBS	43	2	23	59	2	15	1
State and political subdivisions	14	1	5	2	5	—	88
Total held-to-maturity securities	$56,866	$(91)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at March 31, 2022
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$811	1.65%	$14,321	0.97%	$10,321	1.13%	$2,514	2.92%	$27,967	1.21%
Sovereign debt/sovereign guaranteed	3,581	0.79	7,052	0.61	1,314	0.42	7	(0.12)	11,954	0.64
Supranational	727	0.80	5,123	0.71	1,638	0.80	20	(0.09)	7,508	0.73
Foreign covered bonds	1,638	1.14	3,909	0.76	703	0.04	—	—	6,250	0.77
Foreign government agencies	608	0.74	1,987	0.57	124	0.22	—	—	2,719	0.59
U.S. government agencies	—	—	1,158	1.10	1,127	2.04	201	2.53	2,486	1.64
State and political subdivisions	169	3.51	610	1.71	1,141	1.59	221	2.29	2,141	1.84
Corporate bonds	161	2.27	388	2.46	883	1.61	24	2.01	1,456	1.90
Other debt securities	—	—	—	—	—	—	1	3.73	1	3.73
Mortgage-backed securities:
Agency RMBS									9,650	1.53
Non-agency RMBS									2,498	2.85
Agency commercial MBS									8,359	2.11
Non-agency commercial MBS									3,084	2.28
CLOs									4,841	1.41
Other ABS									1,880	1.61
Total securities available-for-sale	$7,695	1.04%	$34,548	0.85%	$17,251	1.11%	$2,988	2.80%	$92,794	1.30%
Held-to-maturity:
U.S. Treasury	$1,841	1.93%	$7,664	1.27%	$2,199	1.15%	$—	—%	$11,704	1.35%
U.S. government agencies	—	—	1,848	1.13	1,955	1.57	261	1.90	4,064	1.39
Sovereign debt/sovereign guaranteed	169	0.30	887	0.88	95	0.53	—	—	1,151	0.77
Foreign government agencies	—	—	52	0.40	—	—	—	—	52	0.40
Supranational	—	—	236	0.69	—	—	—	—	236	0.69
State and political subdivisions	1	5.47	1	5.70	3	4.65	8	4.80	13	4.87
Mortgage-backed securities:
Agency RMBS									38,043	2.29
Non-agency RMBS									38	1.66
Agency commercial MBS									4,318	2.29
CLOs									983	1.37
Total securities held-to-maturity	$2,011	1.79%	$10,688	1.20%	$4,252	1.33%	$269	1.99%	$60,602	2.00%
Total securities	$9,706	1.20%	$45,236	0.93%	$21,503	1.15%	$3,257	2.73%	$153,396	1.57%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Pledged assets

At March 31, 2022, BNY Mellon had pledged assets of $141 billion, including $112 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2022 included $124 billion of securities, $12 billion of loans, $5 billion of trading assets and less than $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

At Dec. 31, 2021, BNY Mellon had pledged assets of $144 billion, including $112 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $7 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2021 included $126 billion of securities, $12 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.
58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At March 31, 2022 and Dec. 31, 2021, pledged assets included $21 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At March 31, 2022 and Dec. 31, 2021, the market value of the securities received that can be sold or repledged was $109 billion and $122 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2022 and Dec. 31, 2021, the market value of securities collateral sold or repledged was $68 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2022 and Dec. 31, 2021, cash segregated under federal and other regulations or requirements was $3 billion and $4 billion, respectively. Restricted cash is included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at March 31, 2022 and $4 billion at Dec. 31, 2021. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	March 31, 2022	Dec. 31, 2021
(in millions)
Commercial	$1,839	$2,128
Commercial real estate	6,031	6,033
Financial institutions	9,230	10,232
Lease financings	707	731
Wealth management loans	10,134	9,792
Wealth management mortgages	8,416	8,200
Other residential mortgages	285	299
Capital call financing	2,625	2,284
Other	2,626	2,541
Overdrafts	4,040	3,060
Margin loans	22,119	22,487
Total loans (a)	$68,052	$67,787
(a)    Net of unearned income of $233 million at March 31, 2022 and $240 million at Dec. 31, 2021 primarily related to lease financings.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
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

Allowance for credit losses activity for the quarter ended March 31, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	—	(23)	2	—	—	3	(1)	1	(18)
Ending balance	$12	$176	$15	$1	$1	$9	$7	$3	$224
Allowance for:
Loan losses	$2	$142	$7	$1	$1	$8	$7	$3	$171
Lending-related commitments	10	34	8	—	—	1	—	—	53
Individually evaluated for impairment:
Loan balance (b)	$—	$121	$—	$—	$—	$18	$1	$—	$140
Allowance for loan losses	—	1	—	—	—	1	—	—	2
(a)    Does not include the provision for credit losses related to other financial instruments of $20 million for the quarter ended March 31, 2022.
(b)    Includes collateral-dependent loans of $140 million with $183 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended Dec. 31, 2021					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Other	Total
Beginning balance	$10	$226	$8	$1	$1	$4	$6	$1	$16	$273
Charge-offs	—	—	—	—	—	—	—	—	(16)	(16)
Recoveries	—	—	—	—	—	—	2	—	—	2
Net (charge-offs) recoveries	—	—	—	—	—	—	2	—	(16)	(14)
Provision (a)	2	(27)	5	—	—	2	(1)	1	—	(18)
Ending balance	$12	$199	$13	$1	$1	$6	$7	$2	$—	$241
Allowance for:
Loan losses	$3	$171	$6	$1	$1	$5	$7	$2	$—	$196
Lending-related commitments	9	28	7	—	—	1	—	—	—	45
Individually evaluated for impairment:
Loan balance (b)	$—	$111	$—	$—	$—	$18	$1	$—	$—	$130
Allowance for loan losses	—	5	—	—	—	—	—	—	—	5
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $1 million for the quarter ended Dec. 31, 2021.
(b)    Includes collateral-dependent loans of $130 million with $149 million of collateral at fair value.

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2021 (a)					Wealth management loans (b)	Wealth management mortgages (b)	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$16	$430	$10	$2	$1	$7	$13	$—	$479
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	2	—	2
Net (charge-offs) recoveries	—	—	—	—	—	(1)	2	—	1
Provision (a)	(5)	(65)	(4)	—	(1)	—	(6)	1	(80)
Ending balance	$11	$365	$6	$2	$—	$6	$9	$1	$400
Allowance for:
Loan losses	$4	$303	$3	$2	$—	$5	$9	$1	$327
Lending-related commitments	7	62	3	—	—	1	—	—	73
Individually evaluated for impairment:
Loan balance (c)	$—	$26	$—	$—	$—	$18	$1	$—	$45
Allowance for loan losses	—	5	—	—	—	—	—	—	5
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the first quarter of 2021.
(b)    In 2021, we began disclosing wealth management loans and wealth management mortgages separately. Beginning balances and the first quarter of 2021 activity have been revised to be comparable.
(c)    Includes collateral-dependent loans of $45 million with $59 million of collateral at fair value.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2022			Dec. 31, 2021
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Other residential mortgages	$36	$1	$37	$38	$1	$39
Wealth management mortgages	10	16	26	8	17	25
Commercial real estate	12	42	54	12	42	54
Total nonperforming loans	58	59	117	58	60	118
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$58	$61	$119	$58	$62	$120

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2022					Dec. 31, 2021
	Days past due				Total past due	Days past due			Total past due
(in millions)	30-59		60-89	≥90		30-59	60-89	≥90
Wealth management loans	$101		$5	$—	$106	$33	$—	$—	$33
Capital call financing	50		17	—	67	—	—	—	—
Commercial real estate	31		15	—	46	3	—	—	3
Wealth management mortgages	16		—	—	16	24	—	—	24
Other residential mortgages	3		—	—	3	2	1	—	3
Commercial	1		—	—	1	—	—	—	—
Financial institutions	—		—	—	—	31	—	—	31
Total past due loans	$202	(a)	$37	$—	$239	$93	$1	$—	$94
(a)    Over $130 million of the 30-59 days past due loans have been collected since March 31, 2022.

Loan modifications

A modified loan is considered a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all
BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

modified loans are considered TDRs. There were no TDRs in the first quarter of 2022.

Due to the coronavirus pandemic, there were two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. The extension period ended Jan. 1, 2022. See Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details on the CARES Act, Consolidated Appropriations Act, 2021, and Interagency Guidance. Loans modified under the CARES Act or Interagency Guidance totaled $6 million in the first quarter of 2021 and $58 million in the fourth quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We also modified $14 million of commercial real estate loans in the first quarter of 2021 by providing payment modifications and an extension of maturity. We did not identify any of the modifications as TDRs. There were no long-term loan modifications in the fourth quarter of 2021. At March 31, 2022, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $122 million.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							March 31, 2022
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	1Q22	2021	2020	2019	2018	Prior to 2018			Total (a)
Commercial:
Investment grade	$94	$380	$20	$—	$13	$145	$1,029	$—	$1,681
Non-investment grade	89	6	—	—	—	—	63	—	158
Total commercial	183	386	20	—	13	145	1,092	—	1,839	$1
Commercial real estate:
Investment grade	232	1,437	443	705	173	866	203	—	4,059
Non-investment grade	162	670	159	507	284	94	70	26	1,972
Total commercial real estate	394	2,107	602	1,212	457	960	273	26	6,031	9
Financial institutions:
Investment grade	70	631	—	—	—	53	7,489	—	8,243
Non-investment grade	35	15	—	—	—	—	937	—	987
Total financial institutions	105	646	—	—	—	53	8,426	—	9,230	14
Wealth management loans:
Investment grade	12	107	18	72	4	226	9,669	—	10,108
Non-investment grade	—	—	—	—	—	—	26	—	26
Total wealth management loans	12	107	18	72	4	226	9,695	—	10,134	14
Wealth management mortgages	529	2,040	979	822	519	3,504	23	—	8,416	16
Lease financings	20	—	59	14	9	605	—	—	707	—
Other residential mortgages	—	—	—	—	—	285	—	—	285	1
Capital call financing	—	—	—	—	—	—	2,625	—	2,625	5
Other loans	—	—	—	—	—	—	2,626	—	2,626	2
Margin loans	7,092	750	—	—	—	—	14,277	—	22,119	11
Total loans	$8,335	$6,036	$1,678	$2,120	$1,002	$5,778	$39,037	$26	$64,012	$73
(a)    Excludes overdrafts of $4,040 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2021
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	2021	2020	2019	2018	2017	Prior to 2017			Total (a)
Commercial:
Investment grade	$348	$20	$—	$8	$145	$—	$1,450	$—	$1,971
Non-investment grade	81	—	—	—	—	—	76	—	157
Total commercial	429	20	—	8	145	—	1,526	—	2,128	$1
Commercial real estate:
Investment grade	1,577	528	683	173	298	601	205	—	4,065
Non-investment grade	660	97	568	351	50	95	121	26	1,968
Total commercial real estate	2,237	625	1,251	524	348	696	326	26	6,033	7
Financial institutions:
Investment grade	705	—	—	—	—	60	8,015	—	8,780
Non-investment grade	20	—	—	—	—	—	1,432	—	1,452
Total financial institutions	725	—	—	—	—	60	9,447	—	10,232	11
Wealth management loans:
Investment grade	117	18	73	6	104	122	9,320	—	9,760
Non-investment grade	1	—	—	—	—	—	31	—	32
Total wealth management loans	118	18	73	6	104	122	9,351	—	9,792	12
Wealth management mortgages	2,058	1,008	855	542	885	2,838	14	—	8,200	14
Lease financings	25	67	15	10	2	612	—	—	731	—
Other residential mortgages	—	—	—	—	—	299	—	—	299	1
Capital call financing	—	—	—	—	—	—	2,284	—	2,284	3
Other loans	—	—	—	—	—	—	2,541	—	2,541	2
Margin loans	7,697	—	—	—	—	—	14,790	—	22,487	10
Total loans	$13,289	$1,738	$2,194	$1,090	$1,484	$4,627	$40,279	$26	$64,727	$61
(a)    Excludes overdrafts of $3,060 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

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

Financial institutions

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2022. In addition, 64% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term, with 84% expiring within one year.

Wealth management loans

Wealth management loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management loan portfolio, therefore, would equate to investment grade external
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At March 31, 2022, less than 1% of the mortgages were past due.

At March 31, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 10%; Massachusetts – 9%; and other – 45%.

Lease financings

At March 31, 2022, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $285 million at March 31, 2022 and $299 million at Dec. 31, 2021. These loans are not typically correlated to external ratings.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.1 billion at March 31, 2022 and $3.1 billion at Dec. 31, 2021. Overdrafts occur on a daily basis and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $22.1 billion of secured margin loans at March 31, 2022, compared with $22.5 billion at Dec. 31, 2021. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Reverse repurchase agreements

Reverse repurchase agreements at March 31, 2022 and Dec. 31, 2021 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at March 31, 2022 and Dec. 31, 2021.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Foreign currency translation	(18)	(3)	(29)	(50)
Balance at March 31, 2022	$7,044	$1,432	$8,986	$17,462

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2020	$7,033	$1,423	$9,040	$17,496
Dispositions	—	—	(5)	(5)
Foreign currency translation	(29)	1	6	(22)
Balance at March 31, 2021	$7,004	$1,424	$9,041	$17,469

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(8)	(2)	(7)	—	(17)
Foreign currency translation	(1)	—	(5)	—	(6)
Balance at March 31, 2022	$221	$390	$1,508	$849	$2,968

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$194	$414	$1,555	$849	$3,012
Disposition	—	—	(6)	—	(6)
Amortization	(8)	(9)	(7)	—	(24)
Foreign currency translation	—	(1)	2	—	1
Balance at March 31, 2021	$186	$404	$1,544	$849	$2,983

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2022				Dec. 31, 2021
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Securities Services	$746	$(526)	$220	11 years	$747	$(518)	$229
Customer contracts—Market and Wealth Services	320	(301)	19	4 years	378	(356)	22
Customer relationships—Investment and Wealth Management	568	(461)	107	9 years	568	(456)	112
Other	47	(10)	37	13 years	47	(8)	39
Total subject to amortization	1,681	(1,298)	383	10 years	1,740	(1,338)	402
Not subject to amortization: (b)
Tradename	1,293	N/A	1,293	N/A	1,294	N/A	1,294
Customer relationships	1,292	N/A	1,292	N/A	1,295	N/A	1,295
Total not subject to amortization	2,585	N/A	2,585	N/A	2,589	N/A	2,589
Total intangible assets	$4,266	$(1,298)	$2,968	N/A	$4,329	$(1,338)	$2,991
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2022	$68
2023	57
2024	50
2025	43
2026	34

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2022	Dec. 31, 2021
(in millions)
Corporate/bank-owned life insurance	$5,375	$5,359
Fails to deliver	4,697	1,561
Accounts receivable	4,171	4,178
Software	2,115	2,096
Prepaid pension assets	1,981	1,946
Qualified affordable housing project investments	1,143	1,153
Renewable energy investments	990	1,027
Equity method investments	917	939
Prepaid expense	656	476
Income taxes receivable	552	538
Other equity investments (a)	520	449
Assets of consolidated investment management funds	481	462
Federal Reserve Bank stock	473	472
Seed capital (b)	370	357
Fair value of hedging derivatives	230	206
Other (c)	1,671	1,190
Total other assets	$26,342	$22,409
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds which hedge deferred incentive awards.
(c)    At March 31, 2022 and Dec. 31, 2021, other assets include $7 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $327 million at March 31, 2022 and $264 million at Dec. 31, 2021 and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities				Life-to-date
(in millions)	1Q22	4Q21	1Q21
Upward adjustments	$46	$44	$—	$204
Downward adjustments	—	—	—	(4)
Net adjustments	$46	$44	$—	$200

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.1 billion at March 31, 2022 and $1.2 billion at Dec. 31, 2021. Commitments to fund future investments in qualified affordable housing projects totaled $524 million at March 31, 2022 and $543 million at Dec. 31, 2021 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2022 – $202 million; 2023 – $195 million; 2024 – $98 million; 2025 – $2 million; 2026 – $2 million; and 2027 and thereafter – $25 million.

Tax credits and other tax benefits recognized were $38 million in the first quarter of 2022, $34 million in the fourth quarter of 2021 and $38 million in the first quarter of 2021.

Amortization expense included in the provision for income taxes was $32 million in the first quarter of 2022, $28 million in the fourth quarter of 2021 and $32 million in the first quarter of 2021.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business segment, we make seed capital investments in certain funds we manage. We also hold private equity investments, primarily small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	March 31, 2022		Dec. 31, 2021
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$100	$19	$101	$21
Private equity investments (c)	121	59	113	61
Other	4	—	4	—
Total	$225	$78	$218	$82
(a)    Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of three to 11 years at both March 31, 2022 and Dec. 31, 2021, are liquidated.
(b)    Includes investments in funds that relate to deferred compensation arrangements with employees.
(c)    Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Note 7–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in fee schedules. See Note 10 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for information on the nature of our services and revenue recognition. See Note 24 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional information on our principal business segments, Securities Services,
Market and Wealth Services and Investment and Wealth Management, and the primary services provided.

Disaggregation of contract revenue

Contract revenue is included in fee and other revenue on the consolidated income statement. The following tables present fee and other revenue related to contracts with customers, disaggregated by type of fee revenue, for each business segment. Business segment data has been determined on an internal management basis of accounting, rather than GAAP, which is used for consolidated financial reporting.

Disaggregation of contract revenue by business segment
	Quarter ended
	March 31, 2022					March 31, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,130	$846	$25	$(17)	$1,984	$1,187	$847	$25	$(17)	$2,042
Investment management and performance fees	—	6	887	(6)	887	—	4	883	(5)	882
Financing-related fees	3	14	—	—	17	5	15	—	—	20
Distribution and servicing fees	1	(4)	32	1	30	2	(1)	28	—	29
Investment and other revenue	47	9	(27)	(1)	28	33	3	(11)	—	25
Total fee and other revenue – contract revenue	1,181	871	917	(23)	2,946	1,227	868	925	(22)	2,998
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	222	35	(10)	43	290	204	46	18	(5)	263
Total fee and other revenue	$1,403	$906	$907	$20	$3,236	$1,431	$914	$943	$(27)	$3,261
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $(8) million in the first quarter of 2022 and $5 million in the first quarter of 2021.

Disaggregation of contract revenue by business segment	Quarter ended
	Dec. 31, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,234	$810	$25	$(19)	$2,050
Investment management and performance fees	—	5	899	(4)	900
Financing-related fees	6	9	—	1	16
Distribution and servicing fees	1	(1)	29	(1)	28
Investment and other revenue	32	(2)	(7)	—	23
Total fee and other revenue – contract revenue	1,273	821	946	(23)	3,017
Fee and other revenue – not in scope of ASC 606 (a)(b)	193	55	23	44	315
Total fee and other revenue	$1,466	$876	$969	$21	$3,332
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $6 million in the fourth quarter of 2021.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.7 billion at March 31, 2022 and $2.5 billion at Dec. 31, 2021.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $59 million at March 31, 2022 and $42 million at Dec. 31, 2021. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $189 million at March 31, 2022 and $163 million at Dec. 31, 2021. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2022 relating to contract liabilities as of Dec. 31, 2021 was $53 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $65 million at March 31, 2022 and $64 million at Dec. 31, 2021. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the first quarter of 2022, first quarter of 2021 and fourth quarter of 2021.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $21 million at March 31, 2022 and $23 million at Dec. 31, 2021. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the consolidated income statement and totaled less than $1 million in the first quarter of 2022, first quarter of 2021 and fourth quarter of 2021.

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
BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Note 8–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2022	Dec. 31, 2021	March 31, 2021
Interest revenue
Deposits with the Federal Reserve and other central banks	$2	$(15)	$(16)
Deposits with banks	14	11	14
Federal funds sold and securities purchased under resale agreements	37	31	32
Loans	260	253	230
Securities:
Taxable	434	424	450
Exempt from federal income taxes	10	11	9
Total securities	444	435	459
Trading securities	21	14	19
Total interest revenue	778	729	738
Interest expense
Deposits	(37)	(45)	(37)
Federal funds purchased and securities sold under repurchase agreements	12	2	(3)
Trading liabilities	4	2	3
Other borrowed funds	3	2	2
Customer payables	—	—	(1)
Long-term debt	98	91	119
Total interest expense	80	52	83
Net interest revenue	698	677	655
Provision for credit losses	2	(17)	(83)
Net interest revenue after provision for credit losses	$696	$694	$738

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2022			March 31, 2021
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$4	$—
Interest cost	35	8	1	34	6	1
Expected return on assets	(78)	(10)	(2)	(75)	(9)	(2)
Other	17	1	(1)	25	4	—
Net periodic benefit (credit) cost	$(26)	$2	$(2)	$(16)	$5	$(1)

Note 10–Income taxes

BNY Mellon recorded an income tax provision of $153 million (16.7% effective tax rate) in the first quarter of 2022, $221 million (19.2% effective tax rate) in the first quarter of 2021 and $196 million (18.4% effective tax rate) in the fourth quarter of 2021.

Our total tax reserves as of March 31, 2022 were $141 million compared with $138 million at Dec. 31, 2021. If these tax reserves were unnecessary, $141 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2022 is accrued interest, where applicable, of $41 million. The additional tax expense related to interest
70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

for the three months ended March 31, 2022 was $2 million, compared with $2 million for the three months ended March 31, 2021.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $6 million as a result of adjustments related to tax years that are still subject to examination.

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

The following table presents the incremental assets and liabilities included in the consolidated balance sheet as of March 31, 2022 and Dec. 31, 2021. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	March 31, 2022	Dec. 31, 2021
(in millions)
Trading assets	$466	$443
Other assets	15	19
Total assets (a)	$481	$462
Other liabilities	$5	$3
Total liabilities (b)	$5	$3
Nonredeemable noncontrolling interests (c)	$198	$196
(a)    Includes voting model entities (“VMEs”) with assets of $169 million at March 31, 2022 and $187 million at Dec. 31, 2021.
(b)    Includes VMEs with liabilities of $3 million at March 31, 2022 and $2 million at Dec. 31, 2021.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $27 million at March 31, 2022 and $43 million at Dec. 31, 2021.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2022 and Dec. 31, 2021, the following assets and liabilities related to the VIEs where we are not the primary beneficiary were included in our consolidated balance sheets and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	March 31, 2022			Dec. 31, 2021
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities – Available-for-sale (a)	$181	$—	$181	$189	$—	$189
Other	2,322	524	2,862	2,385	543	2,946
(a)    Includes investments in the Company’s sponsored CLOs.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at March 31, 2022 and Dec. 31, 2021.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2022	Dec. 31, 2021	March 31, 2022	Dec. 31, 2021
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		1Q22		4Q21			1Q21
			Per share	Total dividend	Per share	Total dividend		Per share	Total dividend
Series A	100	(a)	$1,011.11	$5	$1,011.11	$5		$1,011.11	$5
Series D	100		N/A	—	2,250.00	12		N/A	—
Series E	100		N/A	N/A	895.34	19	(b)	924.82	9
Series F	100		2,312.50	23	N/A	—		2,312.50	23
Series G	100		2,350.00	24	N/A	—		2,350.00	24
Series H	100		925.00	5	925.00	5		1,408.06	8
Series I	100		1,270.83	17	N/A	N/A		N/A	N/A
Total				$74		$41			$69
(a)    Represents Normal Preferred Capital Securities.
(b)    Includes deferred fees of approximately $10 million related to the redemption of the Series E preferred stock.
N/A – Not applicable.

In December 2021, all of the outstanding shares of the Series E preferred stock were redeemed.

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

For additional information on the preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2022			Dec. 31, 2021			March 31, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(120)	$(33)	$(153)	$(66)	$(9)	$(75)	$(127)	$(23)	$(150)
Total foreign currency translation	(120)	(33)	(153)	(66)	(9)	(75)	(127)	(23)	(150)
Unrealized (loss) on assets available-for-sale:
Unrealized (loss) arising during period	(2,021)	490	(1,531)	(494)	123	(371)	(926)	223	(703)
Reclassification adjustment (b)	(4)	1	(3)	(1)	—	(1)	—	—	—
Net unrealized (loss) on assets available-for-sale	(2,025)	491	(1,534)	(495)	123	(372)	(926)	223	(703)
Defined benefit plans:
Net gain arising during the period	—	—	—	296	(77)	219	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	17	1	18	30	(11)	19	28	(6)	22
Total defined benefit plans	17	1	18	326	(88)	238	28	(6)	22
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge gain arising during period	(3)	1	(2)	1	—	1	1	—	1
Reclassification of net loss (gain) to net income:
Foreign exchange (“FX”) contracts – staff expense	—	—	—	(1)	1	—	(5)	1	(4)
Total reclassifications to net income	—	—	—	(1)	1	—	(5)	1	(4)
Net unrealized (loss) gain on cash flow hedges	(3)	1	(2)	—	1	1	(4)	1	(3)
Total other comprehensive (loss) income	$(2,131)	$460	$(1,671)	$(235)	$27	$(208)	$(1,029)	$195	$(834)
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

Note 14–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2022 and Dec. 31, 2021, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at March 31, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$27,967	$—	$—	$—	$27,967
Sovereign debt/sovereign guaranteed	5,414	6,540	—	—	11,954
Agency RMBS	—	9,650	—	—	9,650
Agency commercial MBS	—	8,359	—	—	8,359
Supranational	—	7,508	—	—	7,508
Foreign covered bonds	—	6,250	—	—	6,250
CLOs	—	4,841	—	—	4,841
Non-agency commercial MBS	—	3,084	—	—	3,084
Foreign government agencies	—	2,719	—	—	2,719
Non-agency RMBS	—	2,498	—	—	2,498
U.S. government agencies	—	2,486	—	—	2,486
State and political subdivisions	—	2,141	—	—	2,141
Other ABS	—	1,880	—	—	1,880
Corporate bonds	—	1,456	—	—	1,456
Other debt securities	—	1	—	—	1
Total available-for-sale securities	33,381	59,413	—	—	92,794
Trading assets:
Debt instruments	648	2,201	—	—	2,849
Equity instruments	9,657	—	—	—	9,657
Derivative assets not designated as hedging:
Interest rate	21	2,377	—	(1,178)	1,220
Foreign exchange	—	7,981	—	(7,008)	973
Equity and other contracts	1	67	—	(64)	4
Total derivative assets not designated as hedging	22	10,425	—	(8,250)	2,197
Total trading assets	10,327	12,626	—	(8,250)	14,703
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	230	—	—	230
Total derivative assets designated as hedging	—	230	—	—	230
Other assets (b)	429	363	—	—	792
Total other assets	429	593	—	—	1,022
Assets measured at NAV (b)					225
Total assets	$44,137	$72,632	$—	$(8,250)	$108,744
Percentage of total assets prior to netting	38%	62%	—%

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$2,365	$41	$—	$—	$2,406
Equity instruments	58	—	—	—	58
Derivative liabilities not designated as hedging:
Interest rate	5	2,285	—	(1,424)	866
Foreign exchange	—	8,218	—	(5,985)	2,233
Equity and other contracts	10	194	—	(180)	24
Total derivative liabilities not designated as hedging	15	10,697	—	(7,589)	3,123
Total trading liabilities	2,438	10,738	—	(7,589)	5,587
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	147	—	—	147
Foreign exchange	—	55	—	—	55
Total derivative liabilities designated as hedging	—	202	—	—	202
Other liabilities	1	4	—	—	5
Total other liabilities	1	206	—	—	207
Total liabilities	$2,439	$10,944	$—	$(7,589)	$5,794
Percentage of total liabilities prior to netting	18%	82%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$29,409	$—	$—	$—	$29,409
Agency RMBS	—	14,530	—	—	14,530
Sovereign debt/sovereign guaranteed	6,017	7,362	—	—	13,379
Agency commercial MBS	—	8,405	—	—	8,405
Supranational	—	7,573	—	—	7,573
Foreign covered bonds	—	6,238	—	—	6,238
CLOs	—	4,439	—	—	4,439
Non-agency commercial MBS	—	3,125	—	—	3,125
Non-agency RMBS	—	2,748	—	—	2,748
Foreign government agencies	—	2,686	—	—	2,686
U.S. government agencies	—	2,536	—	—	2,536
State and political subdivisions	—	2,514	—	—	2,514
Other ABS	—	2,190	—	—	2,190
Corporate bonds	—	2,066	—	—	2,066
Other debt securities	—	1	—	—	1
Total available-for-sale securities	35,426	66,413	—	—	101,839
Trading assets:
Debt instruments	1,447	2,750	—	—	4,197
Equity instruments	9,766	—	—	—	9,766
Derivative assets not designated as hedging:
Interest rate	6	3,253	—	(1,424)	1,835
Foreign exchange	—	6,279	—	(5,501)	778
Equity and other contracts	—	49	—	(48)	1
Total derivative assets not designated as hedging	6	9,581	—	(6,973)	2,614
Total trading assets	11,219	12,331	—	(6,973)	16,577
Other assets:
Derivative assets designated as hedging:
Foreign exchange	—	206	—	—	206
Total derivative assets designated as hedging	—	206	—	—	206
Other assets (b)	438	325	—	—	763
Total other assets	438	531	—	—	969
Assets measured at NAV (b)					218
Total assets	$47,083	$79,275	$—	$(6,973)	$119,603
Percentage of total assets prior to netting	37%	63%	—%

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2021					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$2,452	$46	$—	$—	$2,498
Equity instruments	40	—	—	—	40
Derivative liabilities not designated as hedging:
Interest rate	1	2,834	—	(2,028)	807
Foreign exchange	—	6,215	—	(4,111)	2,104
Equity and other contracts	5	211	—	(196)	20
Total derivative liabilities not designated as hedging	6	9,260	—	(6,335)	2,931
Total trading liabilities	2,498	9,306	—	(6,335)	5,469
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	453	—	—	453
Foreign exchange	—	40	—	—	40
Total derivative liabilities designated as hedging	—	493	—	—	493
Other liabilities	1	2	—	—	3
Total other liabilities	1	495	—	—	496
Total liabilities	$2,499	$9,801	$—	$(6,335)	$5,965
Percentage of total liabilities prior to netting	20%	80%	—%
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
(b)    Includes seed capital, private equity investments and other assets.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2022						Dec. 31, 2021
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2022	$2,117	100%	—%	—%	—%	—%	$2,190	100%	—%	—%	—%	—%
2007	66	—	6	—	51	43	114	—	4	—	39	57
2006	112	—	35	—	49	16	181	—	24	—	33	43
2005	115	5	5	1	40	49	167	3	5	1	37	54
2004 and earlier	88	15	10	5	57	13	96	16	10	5	57	12
Total non-agency RMBS	$2,498	81%	2%	—%	8%	9%	$2,748	81%	2%	—%	8%	9%
Non-agency commercial MBS originated in:
2009-2022	$3,084	100%	—%	—%	—%	—%	$3,125	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,421	100%	—%	—%	—%	—%	$2,332	100%	—%	—%	—%	—%
UK	1,213	100	—	—	—	—	1,141	100	—	—	—	—
Australia	703	100	—	—	—	—	762	100	—	—	—	—
Germany	637	100	—	—	—	—	638	100	—	—	—	—
Norway	420	100	—	—	—	—	457	100	—	—	—	—
Other	856	100	—	—	—	—	908	100	—	—	—	—
Total foreign covered bonds	$6,250	100%	—%	—%	—%	—%	$6,238	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$3,190	100%	—%	—%	—%	—%	$3,585	100%	—%	—%	—%	—%
UK	1,871	100	—	—	—	—	1,969	100	—	—	—	—
France	1,681	100	—	—	—	—	1,921	100	—	—	—	—
Singapore	1,274	100	—	—	—	—	1,018	100	—	—	—	—
Italy	1,086	—	—	100	—	—	1,382	—	—	100	—	—
Spain	748	—	8	92	—	—	782	—	8	92	—	—
Canada	562	100	—	—	—	—	630	100	—	—	—	—
Hong Kong	453	100	—	—	—	—	531	100	—	—	—	—
Japan	362	—	100	—	—	—	363	—	100	—	—	—
Other (c)	727	77	5	—	18	—	1,198	71	19	—	10	—
Total sovereign debt/sovereign guaranteed	$11,954	80%	4%	15%	1%	—%	$13,379	78%	5%	16%	1%	—%
Foreign government agencies:
Canada	$626	81%	19%	—%	—%	—%	$566	78%	22%	—%	—%	—%
Netherlands	537	100	—	—	—	—	765	100	—	—	—	—
Norway	438	100	—	—	—	—	269	100	—	—	—	—
France	287	100	—	—	—	—	301	100	—	—	—	—
Sweden	269	100	—	—	—	—	252	100	—	—	—	—
Finland	266	100	—	—	—	—	267	100	—	—	—	—
Other	296	69	31	—	—	—	266	64	36	—	—	—
Total foreign government agencies	$2,719	92%	8%	—%	—%	—%	$2,686	92%	8%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At March 31, 2022 and Dec. 31, 2021, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $129 million at March 31, 2022 and $119 million at Dec. 31, 2021.

78 BNY Mellon

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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of March 31, 2022 and Dec. 31, 2021.

Assets measured at fair value on a nonrecurring basis	March 31, 2022				Dec. 31, 2021
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$41	$—	$41	$—	$42	$—	$42
Other assets (b)	—	328	—	328	—	265	—	265
Total assets at fair value on a nonrecurring basis	$—	$369	$—	$369	$—	$307	$—	$307
(a)    The fair value of these loans was unchanged in the first quarter of 2022 and the fourth quarter of 2021, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2022 and Dec. 31, 2021, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$135,691	$—	$135,691	$135,691
Interest-bearing deposits with banks	—	18,276	—	18,276	18,268
Federal funds sold and securities purchased under resale agreements	—	27,131	—	27,131	27,131
Securities held-to-maturity	12,132	45,527	—	57,659	60,602
Loans (a)	—	67,183	—	67,183	67,174
Other financial assets	6,143	1,306	—	7,449	7,449
Total	$18,275	$295,114	$—	$313,389	$316,315
Liabilities:
Noninterest-bearing deposits	$—	$100,036	$—	$100,036	$100,036
Interest-bearing deposits	—	242,772	—	242,772	245,529
Federal funds purchased and securities sold under repurchase agreements	—	13,181	—	13,181	13,181
Payables to customers and broker-dealers	—	26,608	—	26,608	26,608
Borrowings	—	492	—	492	492
Long-term debt	—	24,935	—	24,935	25,246
Total	$—	$408,024	$—	$408,024	$411,092
(a)    Does not include the leasing portfolio.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$102,467	$—	$102,467	$102,467
Interest-bearing deposits with banks	—	16,636	—	16,636	16,630
Federal funds sold and securities purchased under resale agreements	—	29,607	—	29,607	29,607
Securities held-to-maturity	12,488	44,287	—	56,775	56,866
Loans (a)	—	67,026	—	67,026	66,860
Other financial assets	6,061	1,239	—	7,300	7,300
Total	$18,549	$261,262	$—	$279,811	$279,730
Liabilities:
Noninterest-bearing deposits	$—	$93,695	$—	$93,695	$93,695
Interest-bearing deposits	—	224,665	—	224,665	225,999
Federal funds purchased and securities sold under repurchase agreements	—	11,566	—	11,566	11,566
Payables to customers and broker-dealers	—	25,150	—	25,150	25,150
Borrowings	—	956	—	956	956
Long-term debt	—	26,701	—	26,701	25,931
Total	$—	$382,733	$—	$382,733	$383,297
(a)    Does not include the leasing portfolio.
Note 15–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments. The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2022	Dec. 31, 2021
(in millions)
Assets of consolidated investment management funds:
Trading assets	$466	$443
Other assets	15	19
Total assets of consolidated investment management funds	$481	$462
Liabilities of consolidated investment management funds:
Other liabilities	5	3
Total liabilities of consolidated investment management funds	$5	$3

The assets and liabilities of the consolidated investment management funds are included in other assets and other liabilities on the consolidated balance sheet. We value the assets and liabilities of consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated investment management funds. Changes in the fair value of the assets and liabilities are recorded as income (loss) from consolidated investment management funds, which is included in investment and other revenue in the consolidated income statement.

We elected the fair value option on $15 million of subordinated notes associated with certain equity investments. The fair value of these of subordinated notes was $15 million at March 31, 2022 and Dec. 31, 2021. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2022.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, corporate bonds and foreign covered bonds. At March 31, 2022, $29.3 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $29.3 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2022, $21.0 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $21.0 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into
U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, euro, Hong Kong dollar, Polish zloty and Singapore dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of March 31, 2022, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $329 million (notional), with a net pre-tax loss of $1 million recorded in accumulated other comprehensive income (“OCI”). This loss will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At March 31, 2022, $136 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $136 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2022, forward foreign exchange contracts with notional amounts totaling $8.6 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At March 31, 2022, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	1Q22	4Q21	1Q21
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$1,484	$137	$791
Hedged item	Interest revenue	(1,480)	(138)	(785)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(741)	(219)	(353)
Hedged item	Interest expense	740	219	351
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	(1)	4	8
Hedged item	Foreign exchange revenue	1	(4)	(7)
Cash flow hedges of forecasted FX exposures
Gain reclassified from OCI into income	Staff expense	—	1	5
Gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$3	$—	$10
(a)    Includes gains of less than $1 million in the first quarter of 2022, fourth quarter of 2021 and first quarter of 2021 associated with the amortization of the excluded component. At March 31, 2022 and Dec. 31, 2021, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q22	4Q21	1Q21		1Q22	4Q21	1Q21
FX contracts	$143	$40	$82	Net interest revenue	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2022	Dec. 31, 2021	March 31, 2022	Dec. 31, 2021
Available-for-sale securities (b)(c)	$29,315	$24,400	$(914)	$590
Long-term debt	$20,456	$22,447	$(550)	$183
(a)    Includes $154 million and $165 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at March 31, 2022 and Dec. 31, 2021, respectively, and $65 million and $72 million of basis adjustment decreases on discontinued hedges associated with long-term debt at March 31, 2022 and Dec. 31, 2021, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $136 million at March 31, 2022 and $141 million at Dec. 31, 2021.
(c)    Carrying amount represents the amortized cost.
82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2022	Dec. 31, 2021	March 31, 2022	Dec. 31, 2021	March 31, 2022	Dec. 31, 2021
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$50,290	$46,717	$—	$—	$147	$453
Foreign exchange contracts	9,109	10,367	230	206	55	40
Total derivatives designated as hedging instruments			$230	$206	$202	$493
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$220,580	$193,747	$2,398	$3,259	$2,290	$2,835
Foreign exchange contracts	1,068,411	915,694	7,981	6,279	8,218	6,215
Equity contracts	8,803	9,659	68	49	194	211
Credit contracts	275	190	—	—	10	5
Total derivatives not designated as hedging instruments			$10,447	$9,587	$10,712	$9,266
Total derivatives fair value (d)			$10,677	$9,793	$10,914	$9,759
Effect of master netting agreements (e)			(8,250)	(6,973)	(7,589)	(6,335)
Fair value after effect of master netting agreements			$2,427	$2,820	$3,325	$3,424
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,755 million and $1,094 million, respectively, at March 31, 2022, and $1,424 million and $786 million, respectively, at Dec. 31, 2021.

Trading activities (including trading derivatives)

Our trading activities are focused on acting as a market-maker for our customers, facilitating customer trades and risk-mitigating economic hedging in compliance with the Volcker Rule. The change in the fair value of the derivatives utilized in our trading activities is recorded in foreign exchange revenue and investment and other revenue on the consolidated income statement.

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	1Q22	4Q21	1Q21
Foreign exchange revenue	$207	$199	$231
Other trading revenue (loss)	5	(6)	(7)

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a loss of $13 million in the first quarter of 2022, and gains of $10 million in the first quarter of 2021 and $14 million in the fourth quarter of 2021.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit, independent from
BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

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

	March 31, 2022	Dec. 31, 2021
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$3,039	$3,606
Collateral posted	$4,049	$5,388
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

Potential close-out exposures (fair value) (a)
	March 31, 2022	Dec. 31, 2021
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$218	$56
Baa2/BBB	$562	$563
Ba1/BB+	$1,542	$1,778
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2022 and Dec. 31, 2021, existing collateral arrangements would have required us to post additional collateral of $110 million and $71 million, respectively.
84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2022
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,666	$1,178		$488	$113	$—	$375
Foreign exchange contracts	7,734	7,008		726	56	—	670
Equity and other contracts	68	64		4	—	—	4
Total derivatives subject to netting arrangements	9,468	8,250		1,218	169	—	1,049
Total derivatives not subject to netting arrangements	1,209	—		1,209	—	—	1,209
Total derivatives	10,677	8,250		2,427	169	—	2,258
Reverse repurchase agreements	62,354	44,373	(b)	17,981	17,929	—	52
Securities borrowing	9,150	—		9,150	8,591	—	559
Total	$82,181	$52,623		$29,558	$26,689	$—	$2,869
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

Offsetting of derivative assets and financial assets at Dec. 31, 2021
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,132	$1,424		$708	$206	$—	$502
Foreign exchange contracts	6,122	5,501		621	69	—	552
Equity and other contracts	48	48		—	—	—	—
Total derivatives subject to netting arrangements	8,302	6,973		1,329	275	—	1,054
Total derivatives not subject to netting arrangements	1,491	—		1,491	—	—	1,491
Total derivatives	9,793	6,973		2,820	275	—	2,545
Reverse repurchase agreements	72,661	54,709	(b)	17,952	17,922	—	30
Securities borrowing	11,655	—		11,655	11,036	—	619
Total	$94,109	$61,682		$32,427	$29,233	$—	$3,194
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

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at March 31, 2022				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$2,357	$1,424		$933	$748	$—	$185
Foreign exchange contracts	7,436	5,985		1,451	109	—	1,342
Equity and other contracts	194	180		14	—	—	14
Total derivatives subject to netting arrangements	9,987	7,589		2,398	857	—	1,541
Total derivatives not subject to netting arrangements	927	—		927	—	—	927
Total derivatives	10,914	7,589		3,325	857	—	2,468
Repurchase agreements	55,922	44,373	(b)	11,549	11,540	3	6
Securities lending	1,632	—		1,632	1,557	—	75
Total	$68,468	$51,962		$16,506	$13,954	$3	$2,549
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

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2021				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$3,263	$2,028		$1,235	$1,197	$—	$38
Foreign exchange contracts	5,619	4,111		1,508	29	—	1,479
Equity and other contracts	211	196		15	—	—	15
Total derivatives subject to netting arrangements	9,093	6,335		2,758	1,226	—	1,532
Total derivatives not subject to netting arrangements	666	—		666	—	—	666
Total derivatives	9,759	6,335		3,424	1,226	—	2,198
Repurchase agreements	64,734	54,709	(b)	10,025	10,025	—	—
Securities lending	1,541	—		1,541	1,478	—	63
Total	$76,034	$61,044		$14,990	$12,729	$—	$2,261
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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2022					Dec. 31, 2021
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$46,950	$322	$1,189	$73	$48,534	$56,556	$304	$450	$—	$57,310
Agency RMBS	2,296	2	—	—	2,298	2,795	1	—	—	2,796
Corporate bonds	81	93	947	264	1,385	97	77	870	270	1,314
Sovereign debt/sovereign guaranteed	628	326	—	—	954	160	—	—	—	160
State and political subdivisions	34	102	251	87	474	44	16	630	155	845
U.S. government agencies	284	—	—	—	284	503	—	—	—	503
Other debt securities	1	32	54	1	88	—	30	245	—	275
Equity securities	—	171	1,734	—	1,905	—	276	1,255	—	1,531
Total	$50,274	$1,048	$4,175	$425	$55,922	$60,155	$704	$3,450	$425	$64,734
Securities lending:
Agency RMBS	$147	$—	$—	$—	$147	$152	$—	$—	$—	$152
Other debt securities	82	—	—	—	82	88	—	—	—	88
Equity securities	1,403	—	—	—	1,403	1,301	—	—	—	1,301
Total	$1,632	$—	$—	$—	$1,632	$1,541	$—	$—	$—	$1,541
Total secured borrowings	$51,906	$1,048	$4,175	$425	$57,554	$61,696	$704	$3,450	$425	$66,275

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2022	Dec. 31, 2021
(in millions)
Lending commitments	$47,446	$46,183
Standby letters of credit (“SBLC”) (a)	1,867	1,971
Commercial letters of credit	50	56
Securities lending indemnifications (b)(c)	496,262	487,298
(a)Net of participations totaling $127 million at March 31, 2022 and $128 million at Dec. 31, 2021.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $74 billion at March 31, 2022 and $67 billion at Dec. 31, 2021.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $52 billion at March 31, 2022 and $48 billion at Dec. 31, 2021.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $27.4 billion in less than one year, $18.7 billion in one to five years and $1.4 billion over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $166 million at March 31, 2022 and $172 million at Dec. 31, 2021. At March 31, 2022, $1.1 billion of the SBLCs will expire within one year, $800 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2022	Dec. 31, 2021

Investment grade	81%	85%
Non-investment grade	19%	15%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $50 million at March 31, 2022 and $56 million at Dec. 31, 2021.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $53 million at March 31, 2022 and $45 million at Dec. 31, 2021.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $521 billion at March 31, 2022 and $511 billion at Dec. 31, 2021.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At March 31, 2022 and Dec. 31, 2021, $74 billion and $67 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $79 billion and $71 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At March 31, 2022, we had $126 million of unsettled repurchase agreements and $10.6 billion of unsettled reverse repurchase agreements. At Dec. 31, 2021, we had $2.6 billion of unsettled repurchase agreements and $9.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2022. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2022
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.4	$17.4	$18.8
Asset managers	1.6	7.3	8.9
Banks	5.4	1.5	6.9
Insurance	0.2	3.5	3.7
Government	0.1	0.2	0.3
Other	0.5	1.2	1.7
Total	$9.2	$31.1	$40.3

Commercial portfolio exposure (in billions)	March 31, 2022
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.7	$3.7	$4.4
Energy and utilities	0.4	3.8	4.2
Services and other	0.7	3.5	4.2
Media and telecom	0.1	0.9	1.0
Total	$1.9	$11.9	$13.8

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2022 and Dec. 31, 2021, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2022 and Dec. 31, 2021, we did not record any material liabilities under these arrangements.

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
90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

receivable up to the amount of the accrual that is probable of recovery.

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $700 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Three actions commenced in December 2014, December 2015 and February 2017 are pending in New York federal court. In New York state court, actions commenced in May 2016; September 2021; and October 2021, December 2021 and February 2022 (three related cases) are pending.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon. All the cases that have been brought in federal court against Pershing and the case brought against The Bank of New York Mellon have been consolidated in Texas federal court for discovery purposes. In July 2020, after being enjoined from pursuing claims before the Financial Industry Regulatory Authority, Inc. (“FINRA”), an investment firm filed an action against Pershing in Texas federal court. This action has been resolved. Various alleged Stanford CD purchasers asserted similar claims in FINRA arbitration proceedings.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and
BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgement of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated three proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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
92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

approximately $150 million related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. We have appealed the notices. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

Note 18–Business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 24 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than GAAP which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the first quarter of 2022.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The results of our business segments are presented and analyzed on an internal management reporting basis.

•Revenue amounts reflect fee and other revenue generated by each business and include revenue for services provided between the segments that are also provided to third parties. Fee and other revenue transferred between businesses under revenue transfer agreements is included within other fees in each segment.
•Revenues and expenses associated with specific client bases are included in those businesses. For example, foreign exchange activity associated with clients using custody products is included in the Securities Services segment.
•Net interest revenue is allocated to businesses based on the yields on the assets and liabilities generated by each business. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each business based on their interest sensitivity and maturity characteristics.
•The provision for credit losses associated with the respective credit portfolios is reflected in each segment.
•Incentives expense related to restricted stock and RSUs is allocated to the segments.
•Support and other indirect expenses, including services provided between segments that are not provided to third parties or not subject to a revenue transfer agreement, are allocated to the businesses based on internally developed methodologies and reflected in noninterest expense.
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
•Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Segments with a net liability position have been allocated assets.
•Goodwill and intangible assets are reflected within individual businesses.
BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,403	$906	$907	(a)	$20	$3,236	(a)
Net interest revenue (expense)	377	296	57		(32)	698
Total revenue (loss)	1,780	1,202	964	(a)	(12)	3,934	(a)
Provision for credit losses	(10)	(2)	(3)		17	2
Noninterest expense	1,510	708	755		33	3,006
Income (loss) before income taxes	$280	$496	$212	(a)	$(62)	$926	(a)
Pre-tax operating margin (b)	16%	41%	22%		N/M	23%
Average assets	$220,889	$141,183	$35,629		$42,501	$440,202
(a)    Total fee and other revenue, total revenue and income before taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $8 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Dec. 31, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,466	$876	$969	(a)	$21	$3,332	(a)
Net interest revenue (expense)	367	297	51		(38)	677
Total revenue (loss)	1,833	1,173	1,020	(a)	(17)	4,009	(a)
Provision for credit losses	(7)	(3)	(6)		(1)	(17)
Noninterest expense	1,490	674	748		55	2,967
Income (loss) before income taxes	$350	$502	$278	(a)	$(71)	$1,059	(a)
Pre-tax operating margin (b)	19%	43%	27%		N/M	27%
Average assets	$229,511	$143,816	$31,306		$45,005	$449,638
(a)    Total fee and other revenue, total revenue and income before taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $6 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended March 31, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue (loss)	$1,431	$914	$943	(a)	$(27)	$3,261	(a)
Net interest revenue (expense)	356	289	48		(38)	655
Total revenue (loss)	1,787	1,203	991	(a)	(65)	3,916	(a)
Provision for credit losses	(50)	(29)	4		(8)	(83)
Noninterest expense	1,419	682	709		41	2,851
Income (loss) before income taxes	$418	$550	$278	(a)	$(98)	$1,148	(a)
Pre-tax operating margin (b)	23%	46%	28%		N/M	29%
Average assets	$228,071	$148,820	$32,066		$51,422	$460,379
(a)    Total fee and other revenue, total revenue and income before taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $5 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.
94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2022	2021
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	19	21
Change in liabilities of consolidated investment management funds	2	7
Change in nonredeemable noncontrolling interests of consolidated investment management funds	2	119
Securities purchased not settled	760	413
Securities sold not settled	156	443
Available-for-sale securities transferred to held-to-maturity	5,160	—
Premises and equipment/operating lease obligations	13	24
BNY Mellon 95

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

96 BNY Mellon

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including the war in Ukraine, as well as those discussed in “Risk Factors” in our 2021 Annual Report, such as:
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
BNY Mellon 97

Forward-looking Statements (continued)

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

Investors should consider all risk factors discussed in our 2021 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other website referenced herein are not part of this report.

98 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the first quarter of 2022. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – first quarter of 2022			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2022
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
January 2022	65	$62.54	65	$2,746
February 2022	1,816	61.75	1,816	2,634
March 2022	31	52.81	31	2,632
First quarter of 2022 (a)	1,912	$61.64	1,912	$2,632	(b)
(a)    Includes 1,912 thousand shares repurchased at a purchase price of $118 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. There were no open market repurchases in the first quarter of 2022.
(b)    Represents the maximum value of the shares to be repurchased through the fourth quarter of 2022 under the share repurchase plan announced in June 2021 and includes shares repurchased in connection with employee benefit plans.

In June 2021, in connection with the Federal Reserve’s release of the 2021 CCAR stress tests, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $6.0 billion of common shares beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaced all previously authorized share repurchase plans.

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
BNY Mellon 99

Index to Exhibits

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.
Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Securities and Exchange Commission (the “Commission”) on July 2, 2007, and incorporated herein by reference.

3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 18, 2021, and incorporated herein by reference.
3.9	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Feb. 12, 2018.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
100 BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2022. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 6, 2022	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

102 BNY Mellon