Form 10-Q
period 2022-06-30
Bank of New York Mellon Corp
filed 2022-08-05
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022
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

As of June 30, 2022, 808,103,223 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2022 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2022 and subsequent events	4
Highlights of second quarter 2022 results	5
Fee and other revenue	6
Net interest revenue	10
Noninterest expense	13
Income taxes	13
Review of business segments	14
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	33
Capital	37
Trading activities and risk management	41
Asset/liability management	43
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	45
Recent accounting and regulatory developments	47
Website information	49

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	50
Consolidated Comprehensive Income Statement (unaudited)	52
Consolidated Balance Sheet (unaudited)	53
Consolidated Statement of Cash Flows (unaudited)	54
Consolidated Statement of Changes in Equity (unaudited)	55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$835	$699	$991	$1,534	$1,849
Basic earnings per share	$1.03	$0.86	$1.14	$1.89	$2.11
Diluted earnings per share	$1.03	$0.86	$1.13	$1.88	$2.10

Fee and other revenue	$3,430	$3,228	$3,315	$6,658	$6,581
Net interest revenue	824	698	645	1,522	1,300
Total revenue	$4,254	$3,926	$3,960	$8,180	$7,881

Return on common equity (annualized)	9.3%	7.6%	9.8%	8.4%	9.2%
Return on tangible common equity (annualized) – Non-GAAP (a)	19.2%	15.4%	18.6%	17.2%	17.3%

Fee revenue as a percentage of total revenue	78%	80%	81%	79%	82%

Non-U.S. revenue as a percentage of total revenue	36%	35%	38%	35%	38%

Pre-tax operating margin	26%	23%	32%	25%	31%

Net interest margin	0.89%	0.75%	0.67%	0.82%	0.67%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	0.89%	0.76%	0.67%	0.83%	0.67%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$43.0	$45.5	$45.0	$43.0	$45.0
Assets under management (“AUM”) at period end (in billions) (d)	$1,937	$2,266	$2,320	$1,937	$2,320

Average common shares and equivalents outstanding (in thousands):
Basic	810,903	809,469	869,460	810,233	876,006
Diluted	813,590	813,986	873,475	813,894	879,409

Selected average balances:
Interest-earning assets	$370,782	$373,186	$388,285	$371,997	$392,766
Total assets	$437,623	$440,202	$452,329	$438,924	$456,332
Interest-bearing deposits	$219,124	$223,243	$239,466	$221,172	$242,275
Noninterest-bearing deposits	$91,893	$90,179	$85,802	$91,060	$84,622
Long-term debt	$26,195	$25,588	$25,275	$25,893	$25,734
Preferred stock	$4,838	$4,838	$4,541	$4,838	$4,541
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,199	$37,363	$40,393	$36,778	$40,556

Other information at period end:
Cash dividends per common share	$0.34	$0.34	$0.31	$0.68	$0.62
Common dividend payout ratio	33%	40%	28%	36%	30%
Common dividend yield (annualized)	3.3%	2.8%	2.4%	3.3%	2.4%
Closing stock price per common share	$41.71	$49.63	$51.23	$41.71	$51.23
Market capitalization	$33,706	$40,091	$44,220	$33,706	$44,220
Book value per common share	$44.73	$45.76	$47.20	$44.73	$47.20
Tangible book value per common share – Non-GAAP (a)	$22.02	$22.76	$25.64	$22.02	$25.64
Full-time employees	50,800	49,600	48,800	50,800	48,800
Common shares outstanding (in thousands)	808,103	807,798	863,174	808,103	863,174
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2022	March 31, 2022	Dec. 31, 2021
Average liquidity coverage ratio (“LCR”)	111%	109%	109%

Regulatory capital ratios: (e)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	10.0%	10.4%	11.4%
Tier 1 capital ratio	12.8	13.2	14.2
Total capital ratio	13.6	13.9	15.0
Standardized:
CET1 ratio	10.1%	10.1%	11.2%
Tier 1 capital ratio	12.9	12.9	14.0
Total capital ratio	13.8	13.7	14.9

Tier 1 leverage ratio	5.2%	5.3%	5.5%
Supplementary leverage ratio (“SLR”)	6.2	6.2	6.6

BNY Mellon shareholders’ equity to total assets ratio	9.1%	8.8%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	8.0	7.8	8.6
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.5 trillion at June 30, 2022 and $1.7 trillion at March 31, 2022 and June 30, 2021.
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

Key second quarter 2022 and subsequent events

Leadership succession

In July 2022, we announced that Dermot McDonogh was appointed to the position of Chief Financial Officer (“CFO”), effective Feb. 1, 2023, succeeding Emily Portney, who has served in that role since July 19, 2020. Mr. McDonogh will join BNY Mellon on Nov. 1, 2022. Ms. Portney will continue serving as CFO through Jan. 31, 2023, at which time she will assume a new position leading the Company’s Treasury Services, Credit Services and Clearance & Collateral Management businesses.

Mr. McDonogh most recently served as the chief operating officer of the Europe, Middle East and Africa region for Goldman Sachs International and as the chief executive officer of Goldman Sachs International Bank since 2015.

Increase in cash dividend on common stock

In July, our Board of Directors approved a 9% increase in the quarterly cash dividend on common stock, from $0.34 to $0.37 per share.
4 BNY Mellon

Highlights of second quarter 2022 results

Net income applicable to common shareholders was $835 million, or $1.03 per diluted common share, in the second quarter of 2022. Net income applicable to common shareholders was $991 million, or $1.13 per diluted common share, in the second quarter of 2021. The highlights below are based on the second quarter of 2022 compared with the second quarter of 2021, unless otherwise noted.

•Total revenue of $4.3 billion increased 7%, primarily reflecting:
•Fee and other revenue increased 3%, primarily reflecting:
•Fee revenue increased 4%, primarily reflecting lower money market fee waivers, higher client activity and higher foreign exchange revenue, partially offset by the unfavorable impact of a stronger U.S. dollar, lower market values and the impact of lost business in the prior year in both Pershing and Corporate Trust. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue was unchanged, primarily reflecting higher strategic equity investment gains, offset by lower seed capital results. (See “Fee and other revenue” beginning on page 6.)
•Net interest revenue increased 28%, primarily reflecting higher interest rates on interest-earning assets and a change in asset mix, partially offset by higher funding expense and lower interest-earning assets. (See “Net interest revenue” on page 10.)
•Provision for credit losses was $47 million compared with a benefit of $86 million, primarily reflecting changes in the macroeconomic forecast. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 31.)
•Noninterest expense increased 12%, including 4% increase due to higher litigation reserves. The remainder of the increase primarily reflects higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. (See “Noninterest expense” on page 13.)
•Effective tax rate of 21.1% includes ~1.5% impact due to increase in litigation reserves. (See “Income taxes” on page 13.)

Metrics

•AUC/A of $43.0 trillion decreased 4%, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by client inflows and net new business.
•AUM of $1.9 trillion decreased 17%, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

Capital and liquidity

•Our CET1 ratio calculated under the Advanced Approaches was 10.0% at June 30, 2022, and 10.1% at March 31, 2022 under the Standardized Approach. The decrease primarily reflects unrealized losses on securities available-for-sale, foreign currency translation and capital deployed through dividends, partially offset by capital generated through earnings and lower risk-weighted assets (“RWA”). (See “Capital” beginning on page 37.)
•Tier 1 leverage was 5.2% at June 30, 2022, compared with 5.3% at March 31, 2022. The decrease was driven by the decrease in capital, partially offset by lower average assets. (See “Capital” beginning on page 37.)
•Dividends to common shareholders were $279 million (including dividend-equivalents on share-based awards).

Highlights of our principal business segments

Securities Services
•Total revenue increased 12%.
•Income before income taxes decreased 24%; includes a 40% reduction due to higher litigation reserves and provision for credit losses.
•Pre-tax operating margin of 17%; or 21% excluding higher litigation reserves (Non-GAAP). (See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of this Non-GAAP measure.)

BNY Mellon 5

Market and Wealth Services
•Total revenue increased 10%.
•Income before income taxes increased 9%.
•Pre-tax operating margin of 46%.

Investment and Wealth Management
•Total revenue decreased 10%.
•Income before income taxes decreased 36%.
•Pre-tax operating margin of 23%; adjusted pre-tax operating margin – Non-GAAP of 26%. (See
“Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of this Non-GAAP measure.)

See “Review of business segments” and Note 18 of the Notes to Consolidated Financial Statements for additional information on our business segments.

Fee and other revenue

Fee and other revenue								YTD22
(dollars in millions, unless otherwise noted)				2Q22 vs.				vs.
	2Q22	1Q22	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Investment services fees	$2,206	$1,993	$2,076	11%	6%	$4,199	$4,132	2%
Investment management and performance fees (a)	833	883	889	(6)	(6)	1,716	1,779	(4)
Foreign exchange revenue	222	207	184	7	21	429	415	3
Financing-related fees	44	45	48	(2)	(8)	89	99	(10)
Distribution and servicing fees	34	30	27	13	26	64	56	14
Total fee revenue	3,339	3,158	3,224	6	4	6,497	6,481	—
Investment and other revenue	91	70	91	N/M	N/M	161	100	N/M
Total fee and other revenue	$3,430	$3,228	$3,315	6%	3%	$6,658	$6,581	1%

Fee revenue as a percentage of total revenue	78%	80%	81%			79%	82%

AUC/A at period end (in trillions) (b)	$43.0	$45.5	$45.0	(5)%	(4)%	$43.0	$45.0	(4)%
AUM at period end (in billions) (c)	$1,937	$2,266	$2,320	(15)%	(17)%	$1,937	$2,320	(17)%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at June 30, 2022 and $1.7 trillion at March 31, 2022 and June 30, 2021.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 4% compared with the second quarter of 2021 and 6% compared with the first quarter of 2022. The increases compared with the second quarter of 2021 and first quarter of 2022 primarily reflect higher investment services fees and foreign exchange revenue, partially offset by lower investment management and performance fees.

Investment and other revenue was unchanged compared with the second quarter of 2021 and increased $21 million compared with the first quarter of 2022. Compared with the second quarter of 2021, higher strategic equity investment gains were offset by lower seed capital results. The increase compared with the first quarter of 2022 primarily reflects higher fixed-income trading results and strategic equity investment gains, partially offset by lower seed capital results.
Money market fee waivers

In recent periods, low short-term interest rates resulted in money market mutual fund fees and other similar fees being waived to protect investors from negative returns. The fee waivers impacted fee revenues in most of our businesses, but also resulted in lower distribution and servicing expense. Money market fee waivers are highly sensitive to changes in short-term interest rates and are difficult to predict.

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. In the second quarter of 2022, the net impact of money market fee waivers was $66 million, down from $199 million in the first quarter of 2022, driven by higher interest rates.
6 BNY Mellon

Money market fee waivers
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
Investment services fees	$(26)	$(126)	$(148)	$(152)	$(257)
Investment management and performance fees	(40)	(85)	(115)	(125)	(204)
Distribution and servicing fees	(2)	(11)	(13)	(13)	(26)
Total fee revenue	(68)	(222)	(276)	(290)	(487)
Less: Distribution and servicing expense	2	23	24	25	47
Net impact of money market fee waivers	$(66)	$(199)	$(252)	$(265)	$(440)

Impact to investment services fees by line of business: (a)
Asset Servicing	$—	$(19)	$(30)	$(19)	$(45)
Issuer Services	(1)	(11)	(16)	(12)	(27)
Pershing	(25)	(90)	(91)	(115)	(168)
Treasury Services	—	(6)	(11)	(6)	(17)
Total impact of investment services fees by line of business	$(26)	$(126)	$(148)	$(152)	$(257)

Impact to fee revenue by line of business: (a)
Asset Servicing	$(1)	$(28)	$(50)	$(29)	$(79)
Issuer Services	(1)	(14)	(22)	(15)	(37)
Pershing	(29)	(107)	(99)	(136)	(193)
Treasury Services	—	(8)	(16)	(8)	(25)
Investment Management	(37)	(63)	(85)	(100)	(146)
Wealth Management	—	(2)	(4)	(2)	(7)
Total impact to fee revenue by line of business	$(68)	$(222)	$(276)	$(290)	$(487)
(a)    The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

Investment services fees

Investment services fees increased 6% compared with the second quarter of 2021 and 11% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects lower money market fee waivers and higher client activity, partially offset by the impact of lost business in the prior year in Pershing and Corporate Trust and the unfavorable impact of a stronger U.S. dollar. The increase compared with the first quarter of 2022 primarily reflects lower money market fee waivers, the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022 and higher client activity, partially offset by lower market values.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 6% compared with the second quarter of 2021 and first quarter of 2022. The decrease compared with the second quarter of 2021 primarily reflects lower market values, the unfavorable impact of a stronger U.S. dollar, an unfavorable change in the mix of AUM and lower equity income, partially offset by lower money market fee waivers. The decrease compared with the first quarter of 2022 primarily reflects lower market values, timing of performance fees and the unfavorable impact of a stronger U.S. dollar, partially offset by lower money market fee waivers. Performance fees were $5 million in the second quarter of 2022, $14 million in the second quarter of 2021 and $34 million in the first quarter of 2022. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 3% compared with the second quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.

AUM was $1.9 trillion at June 30, 2022, a decrease of 17% compared with June 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.
BNY Mellon 7

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 21% compared with the second quarter of 2021 and 7% compared with the first quarter of 2022. Both increases primarily reflect higher volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

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

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
(Loss) income from consolidated investment management funds	$(24)	$(20)	$13	$(44)	$30
Seed capital (losses) gains (a)	(24)	(8)	18	(32)	21
Other trading revenue (loss)	45	5	(1)	50	(8)
Renewable energy investment (losses)	(44)	(44)	(41)	(88)	(122)
Corporate/bank-owned life insurance	28	33	29	61	62
Other investments gains (b)	78	61	23	139	34
Disposal gains	—	—	6	—	6
Expense reimbursements from joint venture	26	27	25	53	48
Other income	6	12	17	18	27
Net securities gains	—	4	2	4	2
Total investment and other revenue	$91	$70	$91	$161	$100
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

Investment and other revenue was $91 million in the second quarter of 2022 compared with $91 million in the second quarter of 2021 and $70 million in the first quarter of 2022. Compared with the second quarter of 2021, higher strategic equity investment gains were offset by lower seed capital results. The increase compared with the first quarter of 2022 primarily reflects higher fixed-income trading results and strategic equity investment gains, partially offset by lower seed capital results.

Year-to-date 2022 compared with year-to-date 2021

Fee revenue increased less than 1% compared with the first six months of 2021, primarily reflecting higher investment services fees and foreign exchange
8 BNY Mellon

revenue, partially offset by lower investment management and performance fees. The 2% increase in investment services fees primarily reflects lower money market fee waivers and higher market values and client activity, partially offset by the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, the impact of lost business in the prior year in Pershing and Corporate Trust and the unfavorable impact of a stronger U.S. dollar. The 3% increase in foreign exchange revenue primarily reflects higher volatility. The 4% decrease in investment management and performance fees primarily reflects the unfavorable impact of a stronger U.S. dollar, lower equity income and an unfavorable change in the mix of AUM, partially offset by lower money market fee waivers.

Investment and other revenue increased $61 million compared with the first six months of 2021, primarily reflecting higher strategic equity investment gains and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021, partially offset by lower seed capital results.
BNY Mellon 9

Net interest revenue

Net interest revenue								YTD22
				2Q22 vs.				vs.
(dollars in millions)	2Q22	1Q22	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Net interest revenue – GAAP	$824	$698	$645	18%	28%	$1,522	$1,300	17%
Add: Tax equivalent adjustment	3	3	3	N/M	N/M	6	6	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$827	$701	$648	18%	28%	$1,528	$1,306	17%

Average interest-earning assets	$370,782	$373,186	$388,285	(1)%	(5)%	$371,997	$392,766	(5)%

Net interest margin – GAAP	0.89%	0.75%	0.67%	14	bps	22	bps	0.82%	0.67%	15	bps
Net interest margin (FTE) – Non-GAAP (a)	0.89%	0.76%	0.67%	13	bps	22	bps	0.83%	0.67%	16	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 28% compared with the second quarter of 2021 and 18% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher interest rates on interest-earning assets and a change in asset mix, partially offset by higher funding expense and lower interest-earning assets. The increase compared with the first quarter of 2022 primarily reflects higher interest rates on interest-earning assets, partially offset by higher funding expense.

Net interest margin increased 22 basis points compared with the second quarter of 2021 and 14 basis points compared with the first quarter of 2022. The changes compared with the second quarter of 2021 and the first quarter of 2022 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 5% compared with the second quarter of 2021 and 1% compared with the first quarter of 2022. The decrease compared with the second quarter of 2021 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, securities balances and interest-bearing deposits with banks. The decrease was partially offset by larger loan balances. The decrease compared with the first quarter of 2022 primarily reflects lower securities balances, partially offset by larger loan balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2022. Approximately 40% of the average non-U.S. dollar deposits in the second quarter of 2022 were euro-denominated.

Year-to-date 2022 compared with year-to-date 2021

Net interest revenue increased 17% compared with the first six months of 2021, primarily driven by higher interest rates on interest-earning assets and a change in asset mix, partially offset by higher funding expense and lower interest-earning assets. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets decreased 5% compared with the first six months of 2021. The decrease primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and securities balances. The decrease was partially offset by larger loan balances.
10 BNY Mellon

Average balances and interest rates	Quarter ended
	June 30, 2022			March 31, 2022			June 30, 2021
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$102,844	$99	0.38%	$100,303	$2	0.01%	$114,564	$(25)	(0.09)%
Interest-bearing deposits with banks (primarily foreign banks)	18,097	33	0.74	17,181	14	0.33	22,465	11	0.20
Federal funds sold and securities purchased under resale agreements (a)	24,212	116	1.91	27,006	37	0.56	27,857	25	0.36
Loans	69,036	370	2.15	66,810	260	1.57	60,520	237	1.57
Securities:
U.S. government obligations	41,267	110	1.07	40,868	74	0.74	33,212	59	0.71
U.S. government agency obligations	64,939	258	1.59	67,055	245	1.46	72,809	244	1.34
State and political subdivisions (b)	2,065	11	2.13	2,337	13	2.16	2,768	14	1.94
Other securities (b)	43,635	142	1.31	45,541	115	1.02	47,451	112	0.95
Total investment securities (b)	151,906	521	1.37	155,801	447	1.15	156,240	429	1.10
Trading securities (b)	4,687	23	1.91	6,085	21	1.43	6,639	11	0.72
Total securities (b)	156,593	544	1.39	161,886	468	1.16	162,879	440	1.08
Total interest-earning assets (b)	$370,782	$1,162	1.25%	$373,186	$781	0.84%	$388,285	$688	0.71%
Noninterest-earning assets	66,841			67,016			64,044
Total assets	$437,623			$440,202			$452,329

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$219,124	$90	0.16%	$223,243	$(37)	(0.07)%	$239,466	$(49)	(0.08)%
Federal funds purchased and securities sold under repurchase agreements (a)	12,610	77	2.47	12,864	12	0.36	13,773	(5)	(0.17)
Trading liabilities	3,231	10	1.25	3,372	4	0.53	2,282	2	0.38
Other borrowed funds	437	2	2.14	458	3	2.36	298	1	2.21
Commercial paper	5	—	1.61	4	—	0.09	—	—	—
Payables to customers and broker-dealers	16,592	9	0.21	16,661	—	0.01	16,811	—	(0.01)
Long-term debt	26,195	147	2.22	25,588	98	1.53	25,275	91	1.43
Total interest-bearing liabilities	$278,194	$335	0.48%	$282,190	$80	0.11%	$297,905	$40	0.05%
Total noninterest-bearing deposits	91,893			90,179			85,802
Other noninterest-bearing liabilities	26,354			25,419			23,317
Total liabilities	396,441			397,788			407,024
Total The Bank of New York Mellon Corporation shareholders’ equity	41,037			42,201			44,934
Noncontrolling interests	145			213			371
Total liabilities and equity	$437,623			$440,202			$452,329
Net interest revenue (FTE) – Non-GAAP (b)(c)		$827			$701			$648
Net interest margin (FTE) – Non-GAAP (b)(c)			0.89%			0.76%			0.67%
Less: Tax equivalent adjustment		3			3			3
Net interest revenue – GAAP		$824			$698			$645
Net interest margin – GAAP			0.89%			0.75%			0.67%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $33 billion for the second quarter of 2022, $53 billion for the first quarter of 2022 and $41 billion for the second quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.80% for the second quarter of 2022, 0.19% for the first quarter of 2022 and 0.15% for the second quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.68% for the second quarter of 2022, 0.07% for the first quarter of 2022 and (0.04)% for the second quarter of 2021. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 10 for the reconciliation of this Non-GAAP measure.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	June 30, 2022			June 30, 2021
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$101,600	$101	0.20%	$120,216	$(41)	(0.07)%
Interest-bearing deposits with banks (primarily foreign banks)	17,641	47	0.54	21,892	25	0.24
Federal funds sold and securities purchased under resale agreements (a)	25,602	153	1.20	28,518	57	0.40
Loans	67,929	630	1.87	58,665	467	1.60
Securities:
U.S. government obligations	41,069	184	0.90	30,998	122	0.80
U.S. government agency obligations	65,991	503	1.52	75,202	515	1.37
State and political subdivisions (b)	2,200	24	2.15	2,648	26	1.93
Other securities (b)	44,583	257	1.16	47,242	228	0.97
Total investment securities (b)	153,843	968	1.26	156,090	891	1.14
Trading securities (b)	5,382	44	1.64	7,385	30	0.85
Total securities (b)	159,225	1,012	1.27	163,475	921	1.13
Total interest-earning assets (b)	$371,997	$1,943	1.05%	$392,766	$1,429	0.73%
Noninterest-earning assets	66,927			63,566
Total assets	$438,924			$456,332

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$221,172	$53	0.05%	$242,275	$(86)	(0.07)%
Federal funds purchased and securities sold under repurchase agreements (a)	12,736	89	1.41	14,526	(8)	(0.12)
Trading liabilities	3,301	14	0.88	2,255	5	0.45
Other borrowed funds	448	5	2.25	314	3	2.11
Commercial paper	5	—	0.89	—	—	—
Payables to customers and broker-dealers	16,626	9	0.11	17,249	(1)	(0.01)
Long-term debt	25,893	245	1.88	25,734	210	1.63
Total interest-bearing liabilities	$280,181	$415	0.30%	$302,353	$123	0.08%
Total noninterest-bearing deposits	91,060			84,622
Other noninterest-bearing liabilities	25,888			23,933
Total liabilities	397,129			410,908
Total The Bank of New York Mellon Corporation shareholders’ equity	41,616			45,097
Noncontrolling interests	179			327
Total liabilities and equity	$438,924			$456,332
Net interest revenue (FTE) – Non-GAAP (b)(c)		$1,528			$1,306
Net interest margin (FTE) – Non-GAAP (b)(c)			0.83%			0.67%
Less: Tax equivalent adjustment		6			6
Net interest revenue – GAAP		$1,522			$1,300
Net interest margin – GAAP			0.82%			0.67%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $43 billion for the first six months of 2022 and $39 billion for the first six months of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.45% for the first six months of 2022 and 0.17% for the first six months of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.32% for the first six months of 2022 and (0.03)% for the first six months of 2021. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 10 for the reconciliation of this Non-GAAP measure.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD22
				2Q22 vs.				vs.
(dollars in millions)	2Q22	1Q22	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Staff	$1,623	$1,702	$1,518	(5)%	7%	$3,325	$3,120	7%
Software and equipment	405	399	365	2	11	804	727	11
Professional, legal and other purchased services	379	370	363	2	4	749	706	6
Sub-custodian and clearing	131	118	132	11	(1)	249	256	(3)
Net occupancy	125	122	122	2	2	247	245	1
Distribution and servicing	90	79	73	14	23	169	147	15
Business development	43	30	22	43	95	73	41	78
Bank assessment charges	37	35	35	6	6	72	69	4
Amortization of intangible assets	17	17	20	—	(15)	34	44	(23)
Other	262	134	128	96	105	396	274	45
Total noninterest expense	$3,112	$3,006	$2,778	4%	12%	$6,118	$5,629	9%

Full-time employees at period end	50,800	49,600	48,800	2%	4%	50,800	48,800	4%

Total noninterest expense increased 12% compared with the second quarter of 2021 and 4% compared with the first quarter of 2022. The increases compared with the second quarter of 2021 and the first quarter of 2022 primarily reflect higher investments in growth, infrastructure and efficiency initiatives and higher litigation reserves and revenue-related expenses, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. The increase compared with the first quarter of 2022 was also partially offset by lower staff expense primarily driven by the annual vesting of stock-based awards to retirement eligible employees recorded in the first quarter of 2022.

Year-to-date 2022 compared with year-to-date 2021

Noninterest expense increased 9% compared with the first six months of 2021, primarily reflecting higher investments in growth, infrastructure and efficiency initiatives and higher litigation reserves and revenue-related expenses, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar.

Income taxes

BNY Mellon recorded an income tax provision of $231 million (21.1% effective tax rate) in the second quarter of 2022, $241 million (19.0% effective tax rate) in the second quarter of 2021 and $153 million (16.7% effective tax rate) in the first quarter of 2022. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

BNY Mellon 13

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the second quarter of 2022.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. Prior to 2022, in the third quarter, staff expense typically increased reflecting the annual employee merit increase. In 2022, this increase was reflected in the second quarter.
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

Fee revenue in the Investment and Wealth Management business segment, and to a lesser extent the Securities Services and Market and Wealth Services business segments, is impacted by the global market fluctuations. At June 30, 2022, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules which show the contribution of our business segments to our overall profitability.
14 BNY Mellon

Securities Services business segment

										YTD22
(dollars in millions, unless otherwise noted)						2Q22 vs.				vs.
	2Q22	1Q22	4Q21	3Q21	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Revenue:
Investment services fees:
Asset Servicing	$995	$999	$984	$979	$960	—%	4%	$1,994	$1,913	4%
Issuer Services	309	141	253	281	281	119	10	450	527	(15)
Total investment services fees	1,304	1,140	1,237	1,260	1,241	14	5	2,444	2,440	—
Foreign exchange revenue	155	148	148	125	129	5	20	303	301	1
Other fees (a)	54	41	28	30	25	32	116	95	55	73
Total fee revenue	1,513	1,329	1,413	1,415	1,395	14	8	2,842	2,796	2
Investment and other revenue	36	74	53	73	38	N/M	N/M	110	68	N/M
Total fee and other revenue	1,549	1,403	1,466	1,488	1,433	10	8	2,952	2,864	3
Net interest revenue	457	377	367	349	354	21	29	834	710	17
Total revenue	2,006	1,780	1,833	1,837	1,787	13	12	3,786	3,574	6
Provision for credit losses	13	(10)	(7)	(19)	(58)	N/M	N/M	3	(108)	N/M
Noninterest expense (excluding amortization of intangible assets)	1,647	1,502	1,481	1,535	1,393	10	18	3,149	2,804	12
Amortization of intangible assets	9	8	9	8	7	13	29	17	15	13
Total noninterest expense	1,656	1,510	1,490	1,543	1,400	10	18	3,166	2,819	12
Income before income taxes	$337	$280	$350	$313	$445	20%	(24)%	$617	$863	(29)%

Pre-tax operating margin	17%	16%	19%	17%	25%			16%	24%

Securities lending revenue (b)	$45	$39	$45	$45	$42	15%	7%	$84	$83	1%

Total revenue by line of business:
Asset Servicing	$1,534	$1,512	$1,456	$1,437	$1,382	1%	11%	$3,046	$2,806	9%
Issuer Services	472	268	377	400	405	76	17	740	768	(4)
Total revenue by line of business	$2,006	$1,780	$1,833	$1,837	$1,787	13%	12%	$3,786	$3,574	6%

Selected average balances:
Average loans	$11,386	$10,150	$9,764	$8,389	$8,485	12%	34%	$10,772	$8,430	28%
Average deposits	$191,191	$192,156	$200,272	$198,680	$203,147	(1)%	(6)%	$191,671	$201,505	(5)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$31.0	$33.7	$34.6	$33.8	$33.7	(8)%	(8)%	$31.0	$33.7	(8)%
Market value of securities on loan at period end (in billions) (d)	$441	$449	$447	$443	$456	(2)%	(3)%	$441	$456	(3)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at June 30, 2022 and $1.7 trillion at March 31, 2022, Dec. 31, 2021, Sept. 30, 2021 and June 30, 2021.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $70 billion at June 30, 2022, $78 billion at March 31, 2022, $71 billion at Dec. 31, 2021, $68 billion at Sept. 30, 2021 and $63 billion at June 30, 2021.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction lifecycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $31.0 trillion of AUC/A at June 30, 2022. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front to back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally as well as fund
BNY Mellon 15

accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.3 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $31.0 trillion decreased 8% compared with June 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net new business and client inflows.

Total revenue of $2.0 billion increased 12% compared with the second quarter of 2021 and 13% compared with the first quarter of 2022. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.5 billion increased 11% compared with the second quarter of 2021 and 1% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher net interest revenue, lower money market fee waivers and higher foreign exchange revenue and client activity, partially offset by the unfavorable impact of a stronger U.S. dollar and lower market values. The increase compared with the first quarter of 2022 was impacted by the same factors and was partially offset by a gain on a strategic equity investment recorded in the first quarter of 2022.

Issuer Services revenue of $472 million increased 17% compared with the second quarter of 2021 and 76% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher net interest revenue in Corporate Trust, higher Depositary Receipts revenue and lower money market fee waivers, partially offset by the impact of lost business in the prior year in Corporate Trust. The increase compared with the first quarter of 2022 primarily reflects the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, higher Depositary Receipts revenue, higher net interest revenue in Corporate Trust and lower money market fee waivers.

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

Noninterest expense of $1.7 billion increased 18% compared with the second quarter of 2021 and 10% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher investments in growth, infrastructure and efficiency initiatives, litigation reserves and revenue-related expenses, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. The increase compared with the first quarter of 2022 primarily reflects higher litigation reserves.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $3.8 billion increased 6% compared with the first six months of 2021. Asset Servicing revenue of $3.0 billion increased 9%, primarily reflecting higher net interest revenue, lower money market fee waivers and higher client activity, partially offset by the unfavorable impact of a stronger U.S. dollar. Issuer Services revenue of $740 million
16 BNY Mellon

decreased 4%, primarily reflecting accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022 and the impact of lost business in the prior year in Corporate Trust, partially offset by higher net interest revenue and lower money market fee waivers in Corporate Trust.

Noninterest expense of $3.2 billion increased 12% compared with the first six months of 2021, primarily reflecting investments in growth, infrastructure and efficiency initiatives, higher litigation reserves and revenue-related expenses, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar.
BNY Mellon 17

Market and Wealth Services business segment

										YTD22
(dollars in millions, unless otherwise noted)						2Q22 vs.				vs.
	2Q22	1Q22	4Q21	3Q21	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Revenue:
Investment services fees:
Pershing	$479	$433	$412	$427	$439	11%	9%	$912	$898	2%
Treasury Services	176	170	170	168	160	4	10	346	324	7
Clearance and Collateral Management	240	243	236	228	228	(1)	5	483	454	6
Total investment services fees	895	846	818	823	827	6	8	1,741	1,676	4
Foreign exchange revenue	22	26	21	23	23	(15)	(4)	48	44	9
Other fees (a)	46	34	31	31	32	35	44	80	69	16
Total fee revenue	963	906	870	877	882	6	9	1,869	1,789	4
Investment and other revenue	11	—	6	13	21	N/M	N/M	11	28	N/M
Total fee and other revenue	974	906	876	890	903	8	8	1,880	1,817	3
Net interest revenue	340	296	297	283	289	15	18	636	578	10
Total revenue	1,314	1,202	1,173	1,173	1,192	9	10	2,516	2,395	5
Provision for credit losses	4	(2)	(3)	(16)	(19)	N/M	N/M	2	(48)	N/M
Noninterest expense (excluding amortization of intangible assets)	700	706	670	665	647	(1)	8	1,406	1,320	7
Amortization of intangible assets	2	2	4	3	5	—	(60)	4	14	(71)
Total noninterest expense	702	708	674	668	652	(1)	8	1,410	1,334	6
Income before income taxes	$608	$496	$502	$521	$559	23%	9%	$1,104	$1,109	—%

Pre-tax operating margin	46%	41%	43%	44%	47%			44%	46%

Total revenue by line of business:
Pershing	$636	$570	$553	$566	$590	12%	8%	$1,206	$1,195	1%
Treasury Services	373	338	331	326	319	10	17	711	636	12
Clearance and Collateral Management	305	294	289	281	283	4	8	599	564	6
Total revenue by line of business	$1,314	$1,202	$1,173	$1,173	$1,192	9%	10%	$2,516	$2,395	5%

Selected average balances:
Average loans	$42,391	$42,113	$40,812	$39,041	$38,360	1%	11%	$42,253	$36,736	15%
Average deposits	$94,716	$95,704	$100,653	$101,253	$102,896	(1)%	(8)%	$95,207	$104,976	(9)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$11.8	$11.6	$11.8	$11.2	$11.1	2%	6%

Pershing:
AUC/A at period end (in trillions)	$2.2	$2.5	$2.6	$2.6	$2.8	(12)%	(21)%
Net new assets (U.S. platform) (in billions) (c)	$16	$18	$69	$13	$47	N/M	N/M
Average active clearing accounts (in thousands)	7,432	7,432	7,334	7,259	7,290	—%	2%

Treasury Services:
Average daily U.S. dollar payment volumes	237,763	240,403	245,634	232,144	230,346	(1)%	3%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,207	$5,026	$4,972	$4,516	$3,898	4%	34%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

18 BNY Mellon

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Pershing, Treasury Services and Clearance and Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

Pershing provides execution, clearing, custody, business and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Treasury Services business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.2 trillion serviced globally, including approximately $4.1 trillion of the U.S. tri-party repo market at June 30, 2022.

Review of financial results

AUC/A of $11.8 trillion increased 6% compared with June 30, 2021, primarily reflecting client inflows, partially offset by lower market values and the unfavorable impact of a stronger U.S. dollar.

Total revenue of $1.3 billion increased 10% compared with the second quarter of 2021 and 9% compared with the first quarter of 2022. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $636 million increased 8% compared with the second quarter of 2021 and 12% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects lower money market fee waivers and higher transaction activity, partially offset by the impact of prior year lost business. The increase compared with the first quarter of 2022 primarily reflects lower money market fee waivers, partially offset by lower equity markets and lower transaction activity.

Treasury Services revenue of $373 million increased 17% compared with the second quarter of 2021 and 10% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher net interest revenue, lower money market fee waivers and higher payment volumes. The increase compared with the first quarter of 2022 primarily reflects higher net interest revenue and lower money market fee waivers.

Clearance and Collateral Management revenue of $305 million increased 8% compared with the second quarter of 2021 and 4% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher net interest revenue and clearance volumes. The increase compared with the first quarter of 2022 primarily reflects higher net interest revenue.

Noninterest expense of $702 million increased 8% compared with the second quarter of 2021 and decreased 1% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher investments in growth, infrastructure and efficiency initiatives, including the impact of inflation. The decrease compared with the first quarter of 2022 primarily reflects lower staff expense.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $2.5 billion increased 5% compared with the first six months of 2021. Pershing revenue of $1.2 billion increased 1%, primarily reflecting lower money market fee waivers and growth from existing clients, partially offset by the impact of prior year lost business. Treasury Services revenue of $711 million increased 12%, primarily reflecting higher net interest revenue, lower money market fee
BNY Mellon 19

waivers and higher payment volumes. Clearance and Collateral Management revenue of $599 million increased 6%, primarily reflecting higher net interest revenue and clearance volumes.

Noninterest expense of $1.4 billion increased 6% compared with the first six months of 2021 primarily reflecting higher investments in growth, infrastructure and efficiency initiatives, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar.

Investment and Wealth Management business segment

										YTD22
						2Q22 vs.				vs.
(dollars in millions)	2Q22	1Q22	4Q21	3Q21	2Q21	1Q22	2Q21	YTD22	YTD21	YTD21
Revenue:
Investment management fees	$825	$848	$864	$893	$876	(3)%	(6)%	$1,673	$1,726	(3)%
Performance fees	5	34	32	21	14	N/M	(64)	39	54	(28)
Investment management and performance fees (a)	830	882	896	914	890	(6)	(7)	1,712	1,780	(4)
Distribution and servicing fees	51	32	28	28	28	59	82	83	56	48
Other fees (b)	(31)	1	22	20	16	N/M	N/M	(30)	38	N/M
Total fee revenue	850	915	946	962	934	(7)	(9)	1,765	1,874	(6)
Investment and other revenue (c)	(13)	(8)	23	23	18	N/M	N/M	(21)	21	N/M
Total fee and other revenue (c)	837	907	969	985	952	(8)	(12)	1,744	1,895	(8)
Net interest revenue	62	57	51	47	47	9	32	119	95	25
Total revenue	899	964	1,020	1,032	999	(7)	(10)	1,863	1,990	(6)
Provision for credit losses	—	(3)	(6)	(7)	(4)	N/M	N/M	(3)	—	N/M
Noninterest expense (excluding amortization of intangible assets)	685	748	741	684	669	(8)	2	1,433	1,371	5
Amortization of intangible assets	6	7	7	7	8	(14)	(25)	13	15	(13)
Total noninterest expense	691	755	748	691	677	(8)	2	1,446	1,386	4
Income before income taxes	$208	$212	$278	$348	$326	(2)%	(36)%	$420	$604	(30)%

Pre-tax operating margin	23%	22%	27%	34%	33%			23%	30%
Adjusted pre-tax operating margin – Non-GAAP (d)	26%	24%	29%	36%	35%			25%	33%

Total revenue by line of business:
Investment Management	$603	$658	$709	$727	$700	(8)%	(14)%	$1,261	$1,398	(10)%
Wealth Management	296	306	311	305	299	(3)	(1)	602	592	2
Total revenue by line of business	$899	$964	$1,020	$1,032	$999	(7)%	(10)%	$1,863	$1,990	(6)%

Average balances:
Average loans	$14,087	$13,228	$12,737	$12,248	$11,871	6%	19%	$13,660	$11,742	16%
Average deposits	$20,802	$22,501	$18,374	$17,270	$17,466	(8)%	19%	$21,647	$18,317	18%
(a)    On a constant currency basis, investment management and performance fees decreased 3% (Non-GAAP) compared with the second quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
(d)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
20 BNY Mellon

AUM trends						2Q22 vs.
(dollars in billions)	2Q22	1Q22	4Q21	3Q21	2Q21	1Q22	2Q21
AUM by product type: (a)
Equity	$139	$168	$187	$180	$187	(17)%	(26)%
Fixed income	226	248	267	269	272	(9)	(17)
Index	387	440	467	436	440	(12)	(12)
Liability-driven investments	641	812	890	843	841	(21)	(24)
Multi-asset and alternative investments	188	215	228	218	222	(13)	(15)
Cash	356	383	395	364	358	(7)	(1)
Total AUM	$1,937	$2,266	$2,434	$2,310	$2,320	(15)%	(17)%

Changes in AUM: (a)
Beginning balance of AUM	$2,266	$2,434	$2,310	$2,320	$2,214
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(4)	(4)	(5)	(3)
Fixed income	(1)	(5)	—	1	8
Liability-driven investments	12	17	1	16	11
Multi-asset and alternative investments	(5)	(4)	1	(2)	1
Total long-term active strategies inflows (outflows)	2	4	(2)	10	17
Index	12	(5)	(2)	(3)	(5)
Total long-term strategies inflows (outflows)	14	(1)	(4)	7	12
Short-term strategies:
Cash	(26)	(11)	31	7	13
Total net (outflows) inflows	(12)	(12)	27	14	25
Net market impact	(241)	(130)	96	4	79
Net currency impact	(76)	(26)	1	(28)	2
Ending balance of AUM	$1,937	$2,266	$2,434	$2,310	$2,320	(15)%	(17)%

Wealth Management client assets (b)	$264	$305	$321	$307	$305	(13)%	(13)%
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

In May 2022, we entered into a definitive agreement to sell BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”). At April 30, 2022, Alcentra had $38 billion in AUM concentrated in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies. The transaction is expected to be completed early in the first calendar quarter of 2023, subject to customary closing conditions, including certain regulatory approvals.

Review of financial results

AUM decreased 17% compared with June 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

Net long-term strategy inflows were $14 billion in the second quarter of 2022, driven by inflows of index and liability-driven investments, partially offset by outflows of multi-asset and alternative investments and equity funds. Short-term strategy outflows were $26 billion in the second quarter of 2022. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

BNY Mellon 21

Total revenue of $899 million decreased 10% compared with the second quarter of 2021 and 7% compared with the first quarter of 2022. Investment Management revenue of $603 million decreased 14% compared with the second quarter of 2021 and 8% compared with the first quarter of 2022. The decrease compared with the second quarter of 2021 primarily reflects the unfavorable impact of a stronger U.S. dollar, lower seed capital results and market values, an unfavorable change in the mix of AUM and lower equity income, partially offset by lower money market fee waivers. The decrease compared with the first quarter of 2022 primarily reflects lower market values, timing of performance fees and the unfavorable impact of a stronger U.S. dollar, partially offset by lower money market fee waivers.

Wealth Management revenue of $296 million decreased 1% compared with the second quarter of 2021 and 3% compared with the first quarter of 2022. Both decreases primarily reflect lower market values, partially offset by higher net interest revenue.

Revenue generated in the Investment and Wealth Management business segment included 35% from non-U.S. sources in the second quarter of 2022, compared with 38% in the second quarter of 2021 and 39% in the first quarter of 2022.
Noninterest expense of $691 million increased 2% compared with the second quarter of 2021 and decreased 8% compared with the first quarter of 2022. The increase compared with the second quarter of 2021 primarily reflects higher investments in growth initiatives and distribution and servicing expenses, partially offset by favorable impact of a stronger U.S. dollar. The decrease compared with the first quarter of 2022 primarily reflects lower staff expense.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $1.9 billion decreased 6% compared with the first six months of 2021. Investment Management revenue of $1.3 billion decreased 10%, primarily reflecting the unfavorable impact of a stronger U.S. dollar, lower seed capital results and equity income, partially offset by lower money market fee waivers. Wealth Management revenue of $602 million increased 2%, primarily reflecting higher net interest revenue, partially offset by lower market values.

Noninterest expense of $1.4 billion increased 4% compared with the first six months of 2021, primarily reflecting higher investments in growth initiatives and distribution and servicing expenses, partially offset by the favorable impact of a stronger U.S. dollar.

Other segment

(in millions)	2Q22	1Q22	4Q21	3Q21	2Q21	YTD22	YTD21
Fee revenue	$13	$8	$2	$12	$13	$21	$22
Investment and other revenue	62	12	19	23	9	74	(27)
Total fee and other revenue	75	20	21	35	22	95	(5)
Net interest expense	(35)	(32)	(38)	(38)	(45)	(67)	(83)
Total revenue	40	(12)	(17)	(3)	(23)	28	(88)
Provision for credit losses	30	17	(1)	(3)	(5)	47	(13)
Noninterest expense	63	33	55	16	49	96	90
(Loss) before income taxes	$(53)	$(62)	$(71)	$(16)	$(67)	$(115)	$(165)

Average loans and leases	$1,172	$1,319	$1,337	$1,528	$1,804	$1,244	$1,757

See page 22 of our 2021 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $63 million compared with the second quarter of 2021 and $52 million compared with the first quarter of 2022. Both increases primarily reflect a strategic equity investment gain.
22 BNY Mellon

The provision for credit losses was $30 million in the second quarter of 2022 and was primarily related to changes in the macroeconomic forecast and an increase in cash balances with exposure to Russia.

Noninterest expense increased $14 million compared with the second quarter of 2021 and $30 million compared with the first quarter of 2022. Both increases primarily reflect higher staff expense.

Year-to-date 2022 compared with year-to-date 2021

Loss before income taxes decreased $50 million compared with the first six months of 2021. Total fee and other revenue increased $100 million, primarily reflecting higher strategic equity investment gains and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021.

The provision for credit losses was $47 million in the first six months of 2022 and was primarily related to changes in the macroeconomic forecast and an increase in cash balances with exposure to Russia.

Noninterest expense increased $6 million compared with the first six months of 2021, primarily reflecting higher staff expense.

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

Goodwill and other intangibles

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis.

In the second quarter of 2022, we performed our annual goodwill impairment test on all six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2022. The discount rate applied to these cash flows was 10% and incorporated a 6.125% market equity risk premium. Estimated cash flows extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame.

As a result of the annual goodwill impairment test of the six reporting units, no goodwill impairment was recognized. The fair values of four of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Issuer Services reporting unit, with $2.4 billion of allocated goodwill, which is one of the two reporting units in the Securities Services business segment, exceeded its carrying value by approximately 10%. The Investment Management reporting unit, with $7.2 billion of allocated goodwill, which is one of the two reporting units in the Investment and Wealth Management business segment, exceeded its carrying value by approximately 6%. In the future, small changes in the assumptions for either reporting unit, such as changes in estimated cash flows, long-term growth rates or discount rates, could produce a non-cash goodwill impairment. See “Critical accounting estimates” in our 2021 Annual Report for additional information on the annual goodwill impairment test.

As of June 30, 2022, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At June 30, 2022, total assets were $453 billion, compared with $444 billion at Dec. 31, 2021. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower securities and federal funds sold and securities purchased under resale agreements. Deposits totaled $326 billion at June 30, 2022, compared with $320 billion at Dec. 31, 2021. The increase reflects higher noninterest-bearing deposits (principally U.S. offices), partially offset by lower interest-bearing deposits in U.S. and non-U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 57% at June 30, 2022 and 60% at Dec. 31, 2021.

At June 30, 2022, available funds totaled $170 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $155 billion at Dec. 31, 2021. Total available funds as a percentage of total assets were 38% at June 30, 2022 and 35% at Dec. 31, 2021. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $151 billion, or 33% of total assets, at June 30, 2022, compared with $159 billion, or 36% of total assets, at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency residential mortgage-backed securities (“RMBS”), partially offset by higher U.S. Treasury securities. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $69 billion, or 15% of total assets, at June 30, 2022, compared with $68 billion, or 15% of total assets, at Dec. 31, 2021. The increase was driven by higher loans in nearly all portfolios, partially offset by lower margin loans. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28 billion at June 30, 2022 and $26 billion at Dec. 31, 2021. Issuances were partially offset by redemptions and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $41 billion at June 30, 2022 from $43 billion at Dec. 31, 2021. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of June 30, 2022, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

24 BNY Mellon

Country risk exposure at June 30, 2022	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$22.9	$0.7		$0.8	$4.3	$0.7	$29.4
United Kingdom (“UK”)	11.7	0.1		1.3	4.0	5.3	22.4
Japan	7.8	1.1		—	0.5	0.2	9.6
Canada	—	2.4		0.1	3.8	1.5	7.8
Belgium	5.4	0.7		0.1	0.1	—	6.3
Netherlands	3.7	—		0.2	1.4	0.2	5.5
Luxembourg	1.2	0.2		1.1	—	2.1	4.6
Ireland	0.8	0.3		0.4	—	1.8	3.3
Singapore	—	1.1		—	1.5	0.5	3.1
South Korea	0.1	0.2		2.3	0.2	0.2	3.0
Total Top 10 country exposure	$53.6	$6.8		$6.3	$15.8	$12.5	$95.0	(d)

Select country exposure:
Brazil	$—	$0.1		$0.8	$0.1	$0.2	$1.2
Russia	—	0.1	(e)	—	—	—	0.1
Total select country exposure	$—	$0.2		$0.8	$0.1	$0.2	$1.3
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
(e)    Represents cash balances with exposure to Russia.

Events in recent years have resulted in increased focus on Brazil. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At June 30, 2022, 0.1% of our
AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and record keeping services to manage their exposures.

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

BNY Mellon 25

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2022		2Q22 change in unrealized gain (loss)	June 30, 2022			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
U.S. Treasury	$39,929		$(271)	$43,707	$42,547		97%	$(1,160)		50%	100%	—%	—%	—%	—%
Agency RMBS	45,780		(1,244)	45,448	42,241		93	(3,207)		13	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	13,131		(128)	12,901	12,577		97	(324)		14	86	4	9	1	—
Agency commercial mortgage-backed securities (“MBS”)	12,423		(196)	12,798	12,257		96	(541)		37	100	—	—	—	—
Supranational	7,802		(59)	8,131	7,949		98	(182)		58	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	5,815		(144)	6,230	6,046		97	(184)		100	99	—	—	—	1
Foreign covered bonds (e)	6,252		(66)	6,010	5,831		97	(179)		48	100	—	—	—	—
U.S. government agencies	6,297		(119)	6,064	5,671		94	(393)		33	100	—	—	—	—
Non-agency commercial MBS	3,104		(101)	3,270	3,045		93	(225)		49	100	—	—	—	—
Foreign government agencies (f)	2,771		(24)	2,684	2,599		97	(85)		25	92	8	—	—	—
Non-agency RMBS	2,538		(82)	2,447	2,346		96	(101)		50	85	3	—	7	5
State and political subdivisions	2,161		(71)	2,276	2,049		90	(227)		23	90	9	—	—	1
Other asset-backed securities (“ABS”)	1,880		(30)	1,771	1,668		94	(103)		18	100	—	—	—	—
Corporate bonds	1,483		(41)	1,455	1,342		92	(113)		43	17	67	16	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$151,367	(g)	$(2,576)	$155,193	$148,169	(g)	95%	$(7,024)	(g)(h)	36%	98%	1%	1%	—%	—%
(a)    Amortized cost reflects historical impairments, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, UK, France, Singapore, Italy and Canada.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to Canada, Norway, the Netherlands, Sweden, France and Finland.
(g)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $914 million at March 31, 2022 and $1,764 million at June 30, 2022.
(h)    At June 30, 2022, includes net unrealized losses of $2,585 million related to available-for-sale securities, net of hedges, and $4,439 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $148.2 billion at June 30, 2022, compared with $158.0 billion at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency RMBS, partially offset by an increase in U.S. Treasury securities.

At June 30, 2022, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $7.0 billion, compared with a net unrealized gain, including the impact of related hedges, of $384 million at Dec. 31, 2021. The increase in the net unrealized loss, including the impact of hedges, was primarily driven by higher market interest rates.

The fair value of the available-for-sale securities totaled $93.0 billion at June 30, 2022, net of hedges, or 63% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $55.1 billion at June 30, 2022, or 37% of the securities portfolio, net of hedges.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.0 billion at June 30, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.

At June 30, 2022, 98% of the securities in our portfolio were rated AAA/AA-, compared with 96% at Dec. 31, 2021.

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

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	2Q22	1Q22	4Q21	3Q21	2Q21
Amortizable purchase premium (net of discount) relating to securities:
Balance at period-end	$1,541	$1,761	$1,972	$2,120	$2,067
Estimated average life remaining at period-end (in years)	4.7	4.7	4.4	4.5	4.4
Amortization	$105	$130	$158	$168	$183
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period-end	$55	$62	$109	$115	$118
Estimated average life remaining at period-end (in years)	7.3	7.0	6.1	6.0	6.1
Accretion	$7	$9	$11	$11	$9
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	June 30, 2022			Dec. 31, 2021
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$10.6	$32.2	$42.8	$10.2	$30.6	$40.8
Commercial	2.4	11.6	14.0	2.1	11.9	14.0
Wealth management loans	10.9	0.6	11.5	9.8	0.5	10.3
Wealth management mortgages	8.8	0.3	9.1	8.2	0.4	8.6
Commercial real estate	6.1	4.0	10.1	6.0	3.3	9.3
Lease financings	0.7	—	0.7	0.7	—	0.7
Other residential mortgages	0.4	—	0.4	0.3	—	0.3
Overdrafts	3.8	—	3.8	3.1	—	3.1
Capital call financing	3.6	2.5	6.1	2.3	1.5	3.8
Other	2.7	—	2.7	2.6	—	2.6
Margin loans	19.3	—	19.3	22.5	—	22.5
Total	$69.3	$51.2	$120.5	$67.8	$48.2	$116.0

At June 30, 2022, total lending-related exposure of $120.5 billion increased 4% compared with Dec. 31, 2021, primarily reflecting higher exposure in the capital call financing, financial institutions, wealth management loans and commercial real estate portfolios and higher overdrafts, partially offset by lower margin loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 47% of our total exposure at June 30, 2022 and Dec. 31, 2021. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 27

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2022					Dec. 31, 2021
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.6	$18.0	$19.6	98%	97%	$1.7	$17.5	$19.2
Asset managers	2.0	7.5	9.5	98	82	1.7	7.1	8.8
Banks	6.4	1.7	8.1	86	96	5.8	1.5	7.3
Insurance	0.1	3.6	3.7	100	8	0.2	3.4	3.6
Government	0.1	0.2	0.3	100	45	0.1	0.2	0.3
Other	0.4	1.2	1.6	98	61	0.7	0.9	1.6
Total	$10.6	$32.2	$42.8	96%	84%	$10.2	$30.6	$40.8

The financial institutions portfolio exposure was $42.8 billion at June 30, 2022, an increase of 5% compared with Dec. 31, 2021, primarily reflecting higher exposure in the banks, asset managers and securities industry portfolios.

Financial institution exposures are high-quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2022. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short-term, with 84% of the exposures expiring within one year. At June 30, 2022, 14% of the exposure to financial institutions had an expiration within 90 days, compared with 17% at Dec. 31, 2021.

In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At June 30, 2022, the secured intra-day credit provided to dealers in connection with their tri-party repo activity totaled $16.9 billion and was included in the securities industry portfolio. Dealers secure the outstanding intra-day credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 39% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2022. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 96% due in less than one year. The investment grade percentage of our banks portfolio exposure was 86% at June 30, 2022, compared with 88% at Dec. 31, 2021. Our non-investment grade exposures are primarily trade finance loans in Brazil.

28 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2022					Dec. 31, 2021
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.0	$4.8	96%	22%	$0.6	$3.9	$4.5
Services and other	1.2	3.1	4.3	96	39	1.0	3.2	4.2
Energy and utilities	0.3	3.8	4.1	94	5	0.4	3.9	4.3
Media and telecom	0.1	0.7	0.8	87	2	0.1	0.9	1.0
Total	$2.4	$11.6	$14.0	95%	21%	$2.1	$11.9	$14.0

The commercial portfolio exposure was $14.0 billion at June 30, 2022, unchanged from Dec. 31, 2021, primarily reflecting higher exposure to the manufacturing and services and other portfolios, partially offset by lower exposure to the energy and utilities and media and telecom portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021
Financial institutions	96%	97%	96%	96%	96%
Commercial	95%	94%	94%	93%	93%

Wealth management loans

Our wealth management loan exposure was $11.5 billion at June 30, 2022, compared with $10.3 billion at Dec. 31, 2021. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.1 billion at June 30, 2022, compared with $8.6 billion at Dec. 31, 2021. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At June 30, 2022, less than 1% of the mortgages were past due.

At June 30, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 15%; Florida – 10%; Massachusetts – 8%; and other – 45%.

BNY Mellon 29

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2022		Dec. 31, 2021
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.0	83%	$3.6	81%
Office	2.8	77	2.6	77
Retail	0.9	57	0.9	58
Mixed-use	0.8	33	0.7	37
Hotels	0.7	44	0.5	23
Healthcare	0.4	47	0.4	25
Other	0.5	51	0.6	45
Total commercial real estate	$10.1	69%	$9.3	66%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at June 30, 2022 and $9.3 billion at Dec. 31, 2021. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer.

At June 30, 2022, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2022, our commercial real estate portfolio consisted of the following concentrations: New York metro – 35%; REITs and real estate operating companies – 31%; and other – 34%.

Lease financings

The lease financings portfolio exposure totaled $702 million at June 30, 2022 and $731 million at Dec. 31, 2021. At June 30, 2022, approximately 99% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $369 million at June 30, 2022 and $299 million at Dec. 31, 2021. Included in this portfolio at June 30, 2022 were $96 million of fixed-rate jumbo mortgage loans purchased in the second quarter of 2022 with a weighted-average loan-to-value ratio of 69% at origination.

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

30 BNY Mellon

Margin loans

Margin loan exposure of $19.3 billion at June 30, 2022 and $22.5 billion at Dec. 31, 2021 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $5.6 billion at June 30, 2022 and $7.7 billion at Dec. 31, 2021 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2022	March 31, 2022	Dec. 31, 2021	June 30, 2021
(dollars in millions)
Beginning balance of allowance for credit losses	$263	$260	$291	$419
Provision for credit losses	47	2	(17)	(86)
Net recoveries (charge-offs):
Loans:
Other residential mortgages	1	1	2	—
Financial institutions	—	—	—	2
Other loans	—	—	(16)	—
Other financial instruments	(1)	—	—	—
Net recoveries (charge-offs)	—	1	(14)	2
Ending balance of allowance for credit losses	$310	$263	$260	$335

Allowance for loan losses	$181	$171	$196	$269
Allowance for lending-related commitments	62	53	45	50
Allowance for financial instruments (a)	67	39	19	16
Total allowance for credit losses	$310	$263	$260	$335

Total loans, at period end	$69,347	$68,052	$67,787	$63,547

Allowance for loan losses as a percentage of total loans	0.26%	0.25%	0.29%	0.42%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.35%	0.33%	0.36%	0.50%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $47 million in the second quarter of 2022, primarily driven by changes in the macroeconomic forecast.

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

BNY Mellon 31

Allocation of allowance for loan losses and lending-related commitments (a)	June 30, 2022		March 31, 2022		Dec. 31, 2021		June 30, 2021
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$184	75%	$176	78%	$199	82%	$289	90%
Financial institutions	21	9	15	7	13	5	6	2
Commercial	16	6	12	5	12	5	8	2
Other residential mortgages	7	3	7	3	7	3	8	2
Wealth management mortgages	7	3	9	4	6	2	4	1
Capital call financing	6	2	3	1	2	1	1	1
Lease financings	1	1	1	1	1	1	2	1
Wealth management loans	1	1	1	1	1	1	1	1
Total	$243	100%	$224	100%	$241	100%	$319	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at June 30, 2022, March 31, 2022, Dec. 31, 2021 and June 30, 2021.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credit were rated one grade better, the quantitative allowance would have decreased by $36 million, and if commercial real estate property values were decreased 10% and all other credit were rated one grade worse, the quantitative allowance would have increased by $70 million. Our multi-scenario based macroeconomic forecast used in determining the June 30, 2022 allowance for credit losses consisted of three scenarios. The baseline scenario reflects flat GDP growth, continued moderate labor market recovery and continuing strong growth in commercial real estate prices through the end of 2022 that will begin to moderate in 2023. The upside scenario reflects faster GDP growth and labor market recovery and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth through the first quarter of 2023 with subsequent stabilization as well as increasing unemployment through 2023 and lower commercial real estate prices than the baseline. In the second quarter of 2022, we placed the most weight on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at June 30, 2022, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $93 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2022	Dec. 31, 2021
(dollars in millions)
Nonperforming loans:
Commercial real estate	$54	$54
Other residential mortgages	35	39
Wealth management mortgages	22	25
Total nonperforming loans	111	118
Other assets owned	3	2
Total nonperforming assets	$114	$120
Nonperforming assets ratio	0.16%	0.18%
Allowance for loan losses/nonperforming loans	163.1	166.1
Allowance for loan losses/nonperforming assets	158.8	163.3
Total allowance for credit losses/nonperforming loans	218.9	204.2
Total allowance for credit losses/nonperforming assets	213.2	200.8

Deposits

Total deposits were $325.8 billion at June 30, 2022, an increase of 2%, compared with $319.7 billion at Dec. 31, 2021. The increase reflects higher noninterest-bearing deposits (principally U.S. offices), partially offset by lower interest-bearing deposits in U.S. and non-U.S. offices.

32 BNY Mellon

Noninterest-bearing deposits were $106.1 billion at June 30, 2022, compared with $93.7 billion at Dec. 31, 2021. Interest-bearing deposits were primarily demand deposits and totaled $219.7 billion at June 30, 2022, compared with $226.0 billion at Dec. 31, 2021.

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

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Securities Services businesses, finance lease liabilities, and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements.

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

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of June 30, 2022, the Parent was in compliance with this policy.

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
BNY Mellon 33

The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2022	Dec. 31, 2021	Average
(dollars in millions)			2Q22	1Q22	2Q21	YTD22	YTD21
Cash and due from banks	$5,185	$6,061	$5,640	$6,040	$5,938	$5,839	$5,830
Interest-bearing deposits with the Federal Reserve and other central banks	125,372	102,467	102,844	100,303	114,564	101,600	120,216
Interest-bearing deposits with banks	16,639	16,630	18,097	17,181	22,465	17,641	21,892
Federal funds sold and securities purchased under resale agreements	22,940	29,607	24,212	27,006	27,857	25,602	28,518
Total available funds	$170,136	$154,765	$150,793	$150,530	$170,824	$150,682	$176,456
Total available funds as a percentage of total assets	38%	35%	34%	34%	38%	34%	39%

Total available funds were $170.1 billion at June 30, 2022, compared with $154.8 billion at Dec. 31, 2021. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower federal funds sold and securities purchased under resale agreements.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper were $16.5 billion for the first six months of 2022 and $17.1 billion for the first six months of 2021. The decrease primarily reflects lower federal funds purchased and securities sold under repurchase agreements, partially offset by higher trading liabilities and other borrowed funds.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $104.8 billion for the first six months of 2022, compared with $114.5 billion for the first six months of 2021. Average interest-bearing domestic deposits were $116.4 billion for the first six months of 2022 and $127.7 billion for the first six months of 2021. The decreases primarily reflect client activity.

Average payables to customers and broker-dealers were $16.6 billion for the first six months of 2022 and $17.2 billion for the first six months of 2021.
Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $25.9 billion for the first six months of 2022 and $25.7 billion for the first six months of 2021.

Average noninterest-bearing deposits increased to $91.1 billion for the first six months of 2022 from $84.6 billion for the first six months of 2021, primarily reflecting client activity.

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

34 BNY Mellon

Credit ratings at June 30, 2022
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
NR – Not rated.

Long-term debt totaled $27.6 billion at June 30, 2022 and $25.9 billion at Dec. 31, 2021. Issuances of $5.0 billion were partially offset by redemptions of $2.3 billion and a decrease in the fair value of hedged long-term debt. The Parent has $1.0 billion of long-term debt maturing in the remainder of 2022.

In July 2022, the Parent issued $1.25 billion of fixed to floating rate senior notes maturing in 2026. The annual fixed interest rate is 4.414% from issuance to, but excluding, July 24, 2025, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 134.5 basis points. The Parent also issued $500 million of fixed to floating rate senior notes maturing in 2030. The annual fixed interest rate is 4.596% from issuance to, but excluding, July 26, 2029, and then an annual interest rate of SOFR plus 175.5 basis points.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2022 and Dec. 31, 2021, $30 million of notes were outstanding. At June 30, 2022, $20 million of CDs were outstanding. There were no CDs outstanding at Dec. 31, 2021.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at June 30, 2022 and Dec. 31, 2021. The average commercial paper outstanding was $5 million for the first six months of 2022. There was no average commercial paper outstanding for the first six months of 2021.

Subsequent to June 30, 2022, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $2.3 billion, without the need for a regulatory waiver. In addition, at June 30, 2022, non-bank subsidiaries of the Parent had liquid assets of approximately $3.3 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2021 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. There were no average borrowings under these lines in the second quarter of 2022. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $254 million in aggregate. Average borrowings under these lines were $5 million, in aggregate, in the second quarter of 2022.

BNY Mellon 35

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 78% of total revenue in the second quarter of 2022, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.2% at June 30, 2022 and 119.3% at Dec. 31, 2021, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2022, a quarterly dividend of $0.34 per common share was paid to common shareholders. Our common stock dividend payout ratio was 33% for the second quarter of 2022.

In July, our Board of Directors approved a 9% increase in the quarterly cash dividend on common stock, from $0.34 to $0.37 per share. The increased quarterly cash dividend is expected to be paid on Aug. 5, 2022.

In June 2021, our Board of Directors authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaced all previously authorized share repurchase plans.

In the second quarter of 2022, we repurchased 46 thousand common shares at an average price of $60.87 per common share, for a total cost of $3 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at June 30, 2022, and the average HQLA and average LCR for the second quarter of 2022.

Consolidated HQLA and LCR	June 30, 2022
(dollars in billions)
Cash (a)	$125
Securities (b)	110
Total consolidated HQLA (c)	$235

Total consolidated HQLA – average (c)	$212
Average LCR	111%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $163 billion at June 30, 2022 and averaged $146 billion for the second quarter of 2022.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2022.

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

Net cash provided by operating activities was $8.4 billion in the six months ended June 30, 2022, compared with net cash used for operating activities of $345 million in the six months ended June 30,
36 BNY Mellon

2021. In the six months ended June 30, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings. In the six months ended June 30, 2021, cash flows used for operations primarily resulted from changes in accruals, partially offset by earnings.

Net cash used for investing activities was $24.6 billion in the six months ended June 30, 2022, compared with net cash provided by investing activities of $3.9 billion in the six months ended June 30, 2021. In the six months ended June 30, 2022, net cash used for investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in federal funds sold and securities purchased under resale agreements. In the six months ended June 30, 2021, net cash provided by investing activities primarily reflects changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by net changes in loans and changes in interest-bearing deposits with banks.

Net cash provided by financing activities was $15.6 billion in the six months ended June 30, 2022, compared with net cash used for financing activities of $3.5 billion in the six months ended June 30, 2021. In the six months ended June 30, 2022, net cash provided by financing activities primarily reflects changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt. In the six months ended June 30, 2021, net cash used for financing activities primarily reflects repayments of long-term debt, changes in deposits, changes in payables to customers and broker-dealers and treasury stock acquired, partially offset by net proceeds from the issuance of long-term debt and changes in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data	June 30, 2022	March 31, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	9.1%	8.8%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	8.0%	7.8%	8.6%
Total BNY Mellon shareholders’ equity	$40,984	$41,799	$43,034
Total BNY Mellon common shareholders’ equity	$36,146	$36,961	$38,196
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,796	$18,388	$19,547
Book value per common share	$44.73	$45.76	$47.50
Tangible book value per common share – Non-GAAP (a)	$22.02	$22.76	$24.31
Closing stock price per common share	$41.71	$49.63	$58.08
Market capitalization	$33,706	$40,091	$46,705
Common shares outstanding	808,103	807,798	804,145

Cash dividends per common share	$0.34	$0.34	$0.34
Common dividend payout ratio	33%	40%	34%
Common dividend yield	3.3%	2.8%	2.3%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $41.0 billion at June 30, 2022 from $43.0 billion at Dec. 31, 2021. The decrease primarily reflects unrealized losses on securities available-for-sale, foreign currency translation and dividend payments, partially offset by earnings.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.0 billion at June 30, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.

In the first six months of 2022, we repurchased 2.0 million common shares at an average price of $61.62 per common share for a total of $121 million.

BNY Mellon 37

In June 2021, our Board of Directors authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This new share repurchase plan replaced all previously authorized share repurchase plans.

In July, our Board of Directors approved a 9% increase in the quarterly cash dividend on common stock, from $0.34 to $0.37 per share. The increased quarterly cash dividend is expected to be paid on Aug. 5, 2022.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company (“FHC”), our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of June
30, 2022 and Dec. 31, 2021, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2021 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2021 Annual Report.

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2022					March 31, 2022	Dec. 31, 2021
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		10.0%	10.4%	11.4%
Tier 1 capital ratio	6%		10		12.8	13.2	14.2
Total capital ratio	10		12		13.6	13.9	15.0
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		10.1%	10.1%	11.2%
Tier 1 capital ratio	6%		10		12.9	12.9	14.0
Total capital ratio	10		12		13.8	13.7	14.9
Tier 1 leverage ratio	N/A	(c)	4		5.2	5.3	5.5
SLR (d)	N/A	(c)	5		6.2	6.2	6.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		14.4%	15.1%	16.5%
Tier 1 capital ratio	8		8.5		14.4	15.1	16.5
Total capital ratio	10		10.5		14.5	15.1	16.5
Tier 1 leverage ratio	5		4		5.8	5.9	6.0
SLR (d)	6		3		7.2	7.1	7.6
(a)    Minimum requirements for June 30, 2022 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The SCB requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
38 BNY Mellon

Our CET1 ratio was 10.0% under the Advanced Approaches at June 30, 2022 and 11.2% at Dec. 31, 2021 under the Standardized Approach. The decrease was primarily driven by unrealized losses on securities available-for-sale, foreign currency translation, capital deployed through dividends and higher RWAs, partially offset by capital generated through earnings.

In the first quarter of 2022, we implemented the Standardized Approach for Counterparty Credit Risk (“SA-CCR”), which replaced the current exposure method used to measure derivative counterparty exposure. This resulted in increases to the RWA of $4 billion for the Advanced Approaches and $6 billion for the Standardized Approach, as well as an increase of $8 billion in the total leverage exposure used for the SLR at March 31, 2022.

Tier 1 leverage ratio was 5.2% at June 30, 2022, compared with 5.5% at Dec. 31, 2021. The decrease reflects the decrease in capital, partially offset by lower average assets.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	June 30, 2022	March 31, 2022	Dec. 31, 2021
(in millions)
CET1:
Common shareholders’ equity	$36,146	$36,961	$38,196
Adjustments for:
Goodwill and intangible assets (a)	(18,350)	(18,573)	(18,649)
Net pension fund assets	(388)	(410)	(400)
Embedded goodwill	(291)	(301)	(300)
Deferred tax assets	(53)	(55)	(55)
Other	3	(43)	(46)
Total CET1	17,067	17,579	18,746
Other Tier 1 capital:
Preferred stock	4,838	4,838	4,838
Other	(81)	(82)	(99)
Total Tier 1 capital	$21,824	$22,335	$23,485
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	300	253	250
Other	(6)	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,542	1,500	1,487
Excess of expected credit losses	46	—	—
Less: Allowance for credit losses	300	253	250
Total Tier 2 capital – Advanced Approaches	$1,288	$1,247	$1,237
Total capital:
Standardized Approach	$23,366	$23,835	$24,972
Advanced Approaches	$23,112	$23,582	$24,722

Risk-weighted assets:
Standardized Approach	$169,710	$173,629	$167,608
Advanced Approaches:
Credit Risk	$97,703	$102,049	$98,310
Market Risk	3,541	2,942	3,069
Operational Risk	68,675	64,100	63,688
Total Advanced Approaches	$169,919	$169,091	$165,067

Average assets for Tier 1 leverage ratio	$418,467	$420,778	$430,102
Total leverage exposure for SLR	$351,552	$361,464	$354,033
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 39

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q22
(in millions)
CET1 – Beginning of period	$17,579
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	835
Goodwill and intangible assets, net of related deferred tax liabilities	223
Gross CET1 generated	1,058
Capital deployed:
Common stock dividends (a)	(279)
Common stock repurchases	(3)
Total capital deployed	(282)
Other comprehensive loss:
Unrealized loss on assets available-for-sale	(882)
Foreign currency translation	(552)
Unrealized loss on cash flow hedges	(5)
Defined benefit plans	13
Total other comprehensive loss	(1,426)
Additional paid-in capital (b)	58
Other additions:
Net pension fund assets	22
Embedded goodwill	10
Deferred tax assets	2
Other	46
Total other additions	80
Net CET1 deployed	(512)
CET1 – End of period	$17,067
(a)    Includes dividend-equivalents on share-based awards.
(b)    Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2022 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2022
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	6	bps
Advanced Approaches	6		6

Tier 1 capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Total capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Tier 1 leverage	2		1

SLR	3		2
Stress capital buffer

In August 2021, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2021. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. In June 2022, the Federal Reserve notified BNY Mellon that its SCB requirement will remain at 2.5%, effective from Oct. 1, 2022. See “Recent Regulatory Developments” in this Form 10-Q and “Supervision and Regulation” in our 2021 Annual Report for additional information.

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
40 BNY Mellon

unsecured debt securities, subject to haircuts for amounts due to be paid within two years, that satisfy certain other conditions. Debt issued prior to Dec. 31, 2016 has been permanently grandfathered to the extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2022
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	27.5%
As a percentage of total leverage exposure	7.5%	9.5%	13.3%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	13.0%
As a percentage of total leverage exposure	4.5%	N/A	6.3%
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

VaR (a)	2Q22			June 30, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$5.8	$4.0	$9.3	$6.5
Foreign exchange	3.7	2.7	10.2	3.3
Equity	0.4	0.2	0.9	0.3
Credit	1.7	1.0	3.8	1.8
Diversification	(4.7)	N/M	N/M	(4.7)
Overall portfolio	6.9	4.7	11.4	7.2

VaR (a)	1Q22			March 31, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$1.6	$6.9	$4.3
Foreign exchange	3.3	2.2	6.0	3.6
Equity	0.2	—	0.5	0.2
Credit	2.2	1.5	3.3	2.0
Diversification	(4.2)	N/M	N/M	(3.9)
Overall portfolio	4.9	2.8	8.1	6.2

VaR (a)	2Q21			June 30, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.2	$1.6	$2.7	$1.9
Foreign exchange	2.6	1.9	3.7	2.3
Equity	0.1	—	0.3	0.2
Credit	1.8	1.4	2.6	2.0
Diversification	(3.7)	N/M	N/M	(3.5)
Overall portfolio	3.0	2.5	4.5	2.9

BNY Mellon 41

VaR (a)	YTD22
(in millions)	Average	Minimum	Maximum
Interest rate	$4.6	$1.6	$9.3
Foreign exchange	3.5	2.2	10.2
Equity	0.3	—	0.9
Credit	2.0	1.0	3.8
Diversification	(4.5)	N/M	N/M
Overall portfolio	5.9	2.8	11.4

VaR (a)	YTD21
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.6	$2.7
Foreign exchange	2.7	1.9	3.9
Equity	0.1	—	0.9
Credit	1.8	1.3	2.8
Diversification	(3.6)	N/M	N/M
Overall portfolio	3.1	2.5	4.9
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

During the second quarter of 2022, interest rate risk generated 50% of average gross VaR, foreign exchange risk generated 32% of average gross VaR, equity risk generated 3% of average gross VaR and credit risk generated 15% of average gross VaR. During the second quarter of 2022, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021
Revenue range:	Number of days
Less than $(2.5)	1	1	—	—	—
$(2.5) – $0	4	8	3	2	7
$0 – $2.5	10	12	27	23	22
$2.5 – $5.0	24	23	21	30	25
More than $5.0	24	18	12	9	10
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $10.8 billion at June 30, 2022 and $16.6 billion at Dec. 31, 2021.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5.6 billion at June 30, 2022 and $5.5 billion at Dec. 31, 2021.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition,
42 BNY Mellon

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

At June 30, 2022, our OTC derivative assets, including those in hedging relationships, of $3.6 billion included a credit valuation adjustment (“CVA”) deduction of $23 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.4 billion included a debit valuation adjustment (“DVA”) of $4 million related to our own credit spread. Net of hedges, the CVA decreased by $1 million and the DVA increased by $1 million in the second quarter of 2022, which increased investment and other revenue - other trading revenue by $2 million. The net impact decreased investment and other revenue - other trading revenue by less than $1 million in the first quarter of 2022 and increased investment and other revenue - other trading revenue by $1 million in the second quarter of 2021.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon. Total exposure to foreign exchange and interest rate derivative counterparties with an A+ to A- rating, and in the aggregate, increased at June 30, 2022 compared with June 30, 2021.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021

Rating:
AAA to AA-	36%	39%	51%	52%	52%
A+ to A-	44	47	27	17	19
BBB+ to BBB-	14	11	18	25	24
BB+ and lower (b)	6	3	4	6	5
Total	100%	100%	100%	100%	100%
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

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of June 30, 2022. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

In the table below, we use the earnings simulation model to assess the impact of various hypothetical interest rate scenarios compared to the baseline scenario. In each of the scenarios, all currencies’ interest rates are instantaneously shifted higher or lower. The scenarios assume instantaneous rate changes at the start of the forecast. Long-term interest rates are defined as all tenors equal to or
BNY Mellon 43

greater than three years and short-term interest rates are defined as all tenors equal to or less than three months. Interim term points are interpolated where applicable. The scenarios are intended to provide information on a basis that is consistent with industry practice.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	June 30, 2022	March 31, 2022	June 30, 2021
Up 100 bps rate shock vs. baseline	$161	$268	$857
Long-term up 100 bps, short-term unchanged	42	24	214
Short-term up 100 bps, long-term unchanged	119	245	643
Long-term down 50 bps, short-term unchanged	(18)	(20)	(113)
Down 100 bps rate shock vs. baseline	(370)	(315)	648

The decrease in nearly all of the rate sensitivities compared with March 31, 2022 was primarily due to a higher baseline scenario, driven by higher market rates.
While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, it is likely that a portion of deposits would run off in a rising short-term rate environment. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario compared with the baseline in the table above by approximately $205 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY Mellon has presented pre-tax operating margin, excluding an increase in litigation reserves for the Securities Services business segment. This measure is provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q22	1Q22	2Q21	YTD22	YTD21
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$835	$699	$991	$1,534	$1,849
Add: Amortization of intangible assets	17	17	20	34	44
Less: Tax impact of amortization of intangible assets	4	4	5	8	11
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$848	$712	$1,006	$1,560	$1,882

Average common shareholders’ equity	$36,199	$37,363	$40,393	$36,778	$40,556
Less: Average goodwill	17,347	17,490	17,517	17,418	17,506
Average intangible assets	2,949	2,979	2,975	2,964	2,987
Add: Deferred tax liability – tax deductible goodwill	1,187	1,184	1,163	1,187	1,163
Deferred tax liability – intangible assets	668	673	675	668	675
Average tangible common shareholders’ equity – Non-GAAP	$17,758	$18,751	$21,739	$18,251	$21,901

Return on common equity (annualized) – GAAP	9.3%	7.6%	9.8%	8.4%	9.2%
Return on tangible common equity (annualized) – Non-GAAP	19.2%	15.4%	18.6%	17.2%	17.3%

BNY Mellon 45

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2022	March 31, 2022	Dec. 31, 2021	June 30, 2021
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$40,984	$41,799	$43,034	$45,281
Less: Preferred stock	4,838	4,838	4,838	4,541
BNY Mellon common shareholders’ equity at period end – GAAP	36,146	36,961	38,196	40,740
Less: Goodwill	17,271	17,462	17,512	17,487
Intangible assets	2,934	2,968	2,991	2,964
Add: Deferred tax liability – tax deductible goodwill	1,187	1,184	1,178	1,163
Deferred tax liability – intangible assets	668	673	676	675
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,796	$18,388	$19,547	$22,127

Period-end common shares outstanding (in thousands)	808,103	807,798	804,145	863,174

Book value per common share – GAAP	$44.73	$45.76	$47.50	$47.20
Tangible book value per common share – Non-GAAP	$22.02	$22.76	$24.31	$25.64

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated	2Q22	2Q21	2Q22 vs.
(dollars in millions)			2Q21
Investment management and performance fees – GAAP	$833	$889	(6)%
Impact of changes in foreign currency exchange rates	—	(33)
Adjusted investment management and performance fees – Non-GAAP	$833	$856	(3)%

The following table presents the reconciliation of the pre-tax operating margin for the Securities Services business segment.

Pre-tax operating margin reconciliation – Securities Services business segment
(dollars in millions)	2Q22
Income before income taxes – GAAP	$337
Add: Increase in litigation reserves	92
Adjusted income before income taxes, excluding increase in litigation reserves – Non-GAAP	$429

Total revenue – GAAP	$2,006

Pre-tax operating margin - GAAP (a)	17%
Adjusted pre-tax operating margin, excluding increase in litigation reserves – Non-GAAP	21%
(a)    Income before taxes divided by total revenue.

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			2Q22 vs.
(dollars in millions)	2Q22	2Q21	2Q21
Investment management and performance fees – GAAP	$830	$890	(7)%
Impact of changes in foreign currency exchange rates	—	(33)
Adjusted investment management and performance fees – Non-GAAP	$830	$857	(3)%

46 BNY Mellon

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	2Q22	1Q22	4Q21	3Q21	2Q21	YTD22	YTD21
Income before income taxes – GAAP	$208	$212	$278	$348	$326	$420	$604

Total revenue – GAAP	$899	$964	$1,020	$1,032	$999	$1,863	$1,990
Less: Distribution and servicing expense	91	79	75	76	74	170	149
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$808	$885	$945	$956	$925	$1,693	$1,841

Pre-tax operating margin – GAAP (a)	23%	22%	27%	34%	33%	23%	30%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	26%	24%	29%	36%	35%	25%	33%
(a)    Income before taxes divided by total revenue.

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”) staff has not yet been adopted as of June 30, 2022.

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

BNY Mellon 47

We are currently evaluating this guidance. The ASU is effective Jan. 1, 2023 with early adoption permitted.

Staff Accounting Bulletin No. 121

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 expresses the staff’s views regarding the accounting for entities that have obligations to safeguard “crypto-assets” held for their platform users. SAB 121 provides that these entities should present a liability and corresponding asset in respect of the crypto-assets safeguarded for their platform users, with the liability and asset measured at the fair value of the crypto-assets. This differs from the accounting treatment of non-crypto-assets held in custody, which do not result in assets recorded on a custodian’s balance sheet. This guidance was effective for interim and annual periods ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. Currently, BNY Mellon does not hold in custody any assets that would be impacted by the standards of SAB 121. We are currently evaluating the applicability and impact of SAB 121 to our digital asset custody initiatives.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2022, and “Supervision and Regulation” in our 2021 Annual Report. The following discussions summarize certain regulatory, legislative and other developments that may affect BNY Mellon.

Federal Reserve Stress Test 2022 Results

On June 23, 2022, the Federal Reserve released the results of its stress tests for 2022. The Federal Reserve also notified BNY Mellon that its indicative SCB requirement for the present stress test cycle will be 2.5%, which equals the regulatory floor. BNY Mellon expects that its final SCB will be confirmed later in 2022. The SCB will be effective on Oct. 1, 2022.

Consistent with the SCB framework, BNY Mellon increased its quarterly common stock dividend to $0.37 per share in the third quarter of 2022.
Securities and Exchange Commission (“SEC”) Proposed Amendments to Disclosure, Naming and Investment Practices Rules for Funds and Advisers

On May 25, 2022, the SEC proposed for public comment a framework requiring certain registered investment companies (“RICs”), including mutual funds, closed end funds and exchange-traded funds, that consider environmental, social and governance (“ESG”) factors in their investment process to provide additional disclosures in their registration statements and shareholder reports. The disclosure requirements would vary depending on the fund’s investment strategy. The SEC also proposed similar amendments to the disclosure requirements for registered investment advisers (“RIAs”) that consider ESG factors as part of their advisory business. Specifically, the proposal would require RIAs to provide a description of the ESG factors they consider in providing advisory services and how they are incorporated when formulating investment advice.

Also on May 25, 2022, the SEC proposed for comment amendments to RIC naming convention rules. The proposal would expand the scope of terms that the SEC considers materially deceptive and misleading in a RIC’s name without a corresponding policy to invest at least 80% of the fund’s net asset value (plus certain borrowings) in the manner suggested by the fund’s name (“80% Policy”). The proposal would require an 80% Policy for a RIC with a name that indicates that the fund’s investment decisions incorporate one or more ESG factors and for any fund that includes “growth” or “value” in its name. BNY Mellon is evaluating the potential impact of the proposals.

EU Intermediate Parent Undertaking (“EU IPU”) Requirements

Under the Capital Requirements Directive V, certain non-EU banking groups with more than EUR40 billion of assets in the EU are required to establish a single EU IPU to serve as an EU holding company for all EU credit institutions and certain EU investment firms in the group. Following further review, BNY Mellon currently is not required to establish an EU IPU structure on the basis of its existing legal entity structure and operations.

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
BNY Mellon 49

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in millions)
Fee and other revenue
Investment services fees	$2,206	$1,993	$2,076	$4,199	$4,132
Investment management and performance fees	833	883	889	1,716	1,779
Foreign exchange revenue	222	207	184	429	415
Financing-related fees	44	45	48	89	99
Distribution and servicing fees	34	30	27	64	56
Total fee revenue	3,339	3,158	3,224	6,497	6,481
Investment and other revenue	91	70	91	161	100
Total fee and other revenue	3,430	3,228	3,315	6,658	6,581
Net interest revenue
Interest revenue	1,159	778	685	1,937	1,423
Interest expense	335	80	40	415	123
Net interest revenue	824	698	645	1,522	1,300
Total revenue	4,254	3,926	3,960	8,180	7,881
Provision for credit losses	47	2	(86)	49	(169)
Noninterest expense
Staff	1,623	1,702	1,518	3,325	3,120
Software and equipment	405	399	365	804	727
Professional, legal and other purchased services	379	370	363	749	706
Sub-custodian and clearing	131	118	132	249	256
Net occupancy	125	122	122	247	245
Distribution and servicing	90	79	73	169	147
Business development	43	30	22	73	41
Bank assessment charges	37	35	35	72	69
Amortization of intangible assets	17	17	20	34	44
Other	262	134	128	396	274
Total noninterest expense	3,112	3,006	2,778	6,118	5,629
Income
Income before income taxes	1,095	918	1,268	2,013	2,421
Provision for income taxes	231	153	241	384	462
Net income	864	765	1,027	1,629	1,959
Net loss (income) attributable to noncontrolling interests related to consolidated investment management funds	5	8	(5)	13	(10)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	869	773	1,022	1,642	1,949
Preferred stock dividends	(34)	(74)	(31)	(108)	(100)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$835	$699	$991	$1,534	$1,849

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$835	$699	$991	$1,534	$1,849
Less: Earnings allocated to participating securities	—	—	1	—	2
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$835	$699	$990	$1,534	$1,847

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)
Basic	810,903	809,469	869,460	810,233	876,006
Common stock equivalents	2,834	4,878	4,315	3,915	3,904
Less: Participating securities	(147)	(361)	(300)	(254)	(501)
Diluted	813,590	813,986	873,475	813,894	879,409

Anti-dilutive securities (a)	4,112	2,647	547	3,205	807
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in dollars)
Basic	$1.03	$0.86	$1.14	$1.89	$2.11
Diluted	$1.03	$0.86	$1.13	$1.88	$2.10

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in millions)
Net income	$864	$765	$1,027	$1,629	$1,959
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(555)	(153)	51	(708)	(99)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during the period	(882)	(1,531)	77	(2,413)	(626)
Reclassification adjustment	—	(3)	(1)	(3)	(1)
Total unrealized (loss) gain on assets available-for-sale	(882)	(1,534)	76	(2,416)	(627)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	13	18	25	31	47
Total defined benefit plans	13	18	25	31	47
Net unrealized (loss) on cash flow hedges	(5)	(2)	(3)	(7)	(6)
Total other comprehensive (loss), net of tax (a)	(1,429)	(1,671)	149	(3,100)	(685)
Total comprehensive (loss) income	(565)	(906)	1,176	(1,471)	1,274
Net loss (income) attributable to noncontrolling interests	5	8	(5)	13	(10)
Other comprehensive loss (gain) attributable to noncontrolling interests	3	3	—	6	—
Comprehensive (loss) income applicable to shareholders of The Bank of New York Mellon Corporation	$(557)	$(895)	$1,171	$(1,452)	$1,264
(a)    Other comprehensive (loss) income attributable to The Bank of New York Mellon Corporation shareholders was $(1,426) million for the quarter ended June 30, 2022, $(1,668) million for the quarter ended March 31, 2022, $149 million for the quarter ended June 30, 2021, $(3,094) million for the six months ended June 30, 2022 and $(685) million for the six months ended June 30, 2021.

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $51 and $3	$5,185	$6,061
Interest-bearing deposits with the Federal Reserve and other central banks	125,372	102,467
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $2 (includes restricted of $4,441 and $3,822)	16,639	16,630
Federal funds sold and securities purchased under resale agreements	22,940	29,607
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of $1 and less than $1 (fair value of $55,127 and $56,775)	59,566	56,866
Available-for-sale, at fair value (amortized cost of $95,627 and $100,774, net of allowance for credit losses of $9 and $10)	91,278	101,839
Total securities	150,844	158,705
Trading assets	10,759	16,577
Loans	69,347	67,787
Allowance for credit losses	(181)	(196)
Net loans	69,166	67,591
Premises and equipment	3,354	3,431
Accrued interest receivable	548	457
Goodwill	17,271	17,512
Intangible assets	2,934	2,991
Other assets, net of allowance for credit losses on accounts receivable of $4 and $4 (includes $1,268 and $1,187, at fair value)	27,609	22,409
Total assets	$452,621	$444,438
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$106,060	$93,695
Interest-bearing deposits in U.S. offices	117,075	120,903
Interest-bearing deposits in non-U.S. offices	102,678	105,096
Total deposits	325,813	319,694
Federal funds purchased and securities sold under repurchase agreements	11,434	11,566
Trading liabilities	5,595	5,469
Payables to customers and broker-dealers	25,769	25,150
Other borrowed funds	520	749
Accrued taxes and other expenses	5,011	5,767
Other liabilities (including allowance for credit losses on lending-related commitments of $62 and $45, also includes $31 and $496, at fair value)	9,724	6,721
Long-term debt	27,610	25,931
Total liabilities	411,476	401,047
Temporary equity
Redeemable noncontrolling interests	154	161
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,395,313,459 and 1,389,397,912 shares	14	14
Additional paid-in capital	28,316	28,128
Retained earnings	37,644	36,667
Accumulated other comprehensive loss, net of tax	(5,307)	(2,213)
Less: Treasury stock of 587,210,236 and 585,252,546 common shares, at cost	(24,521)	(24,400)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,984	43,034
Nonredeemable noncontrolling interests of consolidated investment management funds	7	196
Total permanent equity	40,991	43,230
Total liabilities, temporary equity and permanent equity	$452,621	$444,438

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2022	2021
Operating activities
Net income	$1,629	$1,959
Net loss (income) attributable to noncontrolling interests	13	(10)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,642	1,949
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	49	(169)
Pension plan contributions	(2)	(16)
Depreciation and amortization	859	938
Deferred tax (benefit)	145	274
Net securities (gains)	(4)	(2)
Change in trading assets and liabilities	6,730	176
Change in accruals and other, net	(1,000)	(3,495)
Net cash provided by (used for) operating activities	8,419	(345)
Investing activities
Change in interest-bearing deposits with banks	39	(2,924)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(28,461)	13,409
Purchases of securities held-to-maturity	(1,836)	(5,449)
Paydowns of securities held-to-maturity	4,124	5,869
Maturities of securities held-to-maturity	748	834
Purchases of securities available-for-sale	(20,522)	(25,820)
Sales of securities available-for-sale	8,788	7,624
Paydowns of securities available-for-sale	3,204	7,081
Maturities of securities available-for-sale	5,970	8,999
Net change in loans	(1,957)	(7,017)
Sales of loans and other real estate	—	1
Change in federal funds sold and securities purchased under resale agreements	6,655	1,129
Net change in seed capital investments	(14)	(55)
Purchases of premises and equipment/capitalized software	(871)	(465)
Proceeds from the sale of premises and equipment	45	27
Dispositions, net of cash	—	8
Other, net	(507)	648
Net cash (used for) provided by investing activities	(24,595)	3,899
Financing activities
Change in deposits	13,036	(1,428)
Change in federal funds purchased and securities sold under repurchase agreements	(60)	1,214
Change in payables to customers and broker-dealers	870	(1,360)
Change in other borrowed funds	(202)	107
Net proceeds from the issuance of long-term debt	4,939	2,691
Repayments of long-term debt	(2,250)	(2,750)
Proceeds from the exercise of stock options	9	32
Issuance of common stock	6	6
Treasury stock acquired	(121)	(1,317)
Common cash dividends paid	(557)	(550)
Preferred cash dividends paid	(108)	(100)
Other, net	(5)	(6)
Net cash provided by (used for) financing activities	15,557	(3,461)
Effect of exchange rate changes on cash	362	(41)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(257)	52
Cash and due from banks and restricted cash at beginning of period	9,883	9,419
Cash and due from banks and restricted cash at end of period	$9,626	$9,471
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,185	$5,154
Restricted cash at end of period	4,441	4,317
Cash and due from banks and restricted cash at end of period	$9,626	$9,471
Supplemental disclosures
Interest paid	$374	$145
Income taxes paid	262	266
Income taxes refunded	38	10

See accompanying unaudited Notes to Consolidated Financial Statements.
54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2022	$4,838	$14	$28,258	$37,088	$(3,881)	$(24,518)	$198	$41,997	(a)	$155
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		2
Other net changes in noncontrolling interests	—	—	—	—	—	—	(186)	(186)		—
Net income (loss)	—	—	—	869	—	—	(5)	864		—
Other comprehensive (loss)	—	—	—	—	(1,426)	—	—	(1,426)		(3)
Dividends:
Common stock at $0.34 per share (b)	—	—	—	(279)	—	—	—	(279)		—
Preferred stock	—	—	—	(34)	—	—	—	(34)		—
Repurchase of common stock	—	—	—	—	—	(3)	—	(3)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	53	—	—	—	—	53		—
Balance at June 30, 2022	$4,838	$14	$28,316	$37,644	$(5,307)	$(24,521)	$7	$40,991	(a)	$154
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,961 million at March 31, 2022 and $36,146 million at June 30, 2022.
(b)    Includes dividend-equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2021	$4,838	$14	$28,128	$36,667	$(2,213)	$(24,400)	$196	$43,230	(a)	$161
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		7
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(14)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	10	5		4
Net income	—	—	—	773	—	—	(8)	765		—
Other comprehensive (loss)	—	—	—	—	(1,668)	—	—	(1,668)		(3)
Dividends:
Common stock at $0.34 per share (b)	—	—	—	(278)	—	—	—	(278)		—
Preferred stock	—	—	—	(74)	—	—	—	(74)		—
Repurchase of common stock	—	—	—	—	—	(118)	—	(118)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	130	—	—	—	—	130		—
Balance at March 31, 2022	$4,838	$14	$28,258	$37,088	$(3,881)	$(24,518)	$198	$41,997	(a)	$155
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
(b)    Includes dividend-equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2021	$4,838	$14	$28,128	$36,667	$(2,213)	$(24,400)	$196	$43,230	(a)	$161
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		9
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(14)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	(176)	(181)		4
Net income (loss)	—	—	—	1,642	—	—	(13)	1,629		—
Other comprehensive (loss)	—	—	—	—	(3,094)	—	—	(3,094)		(6)
Dividends:
Common stock at $0.68 per share (b)	—	—	—	(557)	—	—	—	(557)		—
Preferred stock	—	—	—	(108)	—	—	—	(108)		—
Repurchase of common stock	—	—	—	—	—	(121)	—	(121)		—
Common stock issued under employee benefit plans	—	—	10	—	—	—	—	10		—
Preferred stock issued	—	—	—	—	—	—	—	—		—
Stock awards and options exercised	—	—	183	—	—	—	—	183		—
Balance at June 30, 2022	$4,838	$14	$28,316	$37,644	$(5,307)	$(24,521)	$7	$40,991	(a)	$154
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,196 million at Dec. 31, 2021 and $36,146 million at June 30, 2022.
(b)Includes dividend equivalents on share-based awards.

56 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2020	$4,541	$14	$27,823	$34,241	$(985)	$(19,833)	$143	$45,944	(a)	$176
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		29
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(52)
Other net changes in noncontrolling interests	—	—	(24)	—	—	—	191	167		16
Net income	—	—	—	1,949	—	—	10	1,959		—
Other comprehensive (loss)	—	—	—	—	(685)	—	—	(685)		—
Dividends:
Common stock at $0.62 per share	—	—	—	(550)	—	—	—	(550)		—
Preferred stock	—	—	—	(100)	—	—	—	(100)		—
Repurchase of common stock	—	—	—	—	—	(1,317)	—	(1,317)		—
Common stock issued under employee benefit plans	—	—	10	—	—	—	—	10		—
Stock awards and options exercised	—	—	197	—	—	—	—	197		—
Balance at June 30, 2021	$4,541	$14	$28,006	$35,540	$(1,670)	$(21,150)	$344	$45,625	(a)	$169
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

Note 2–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first six months of 2022.

At June 30, 2022, we are potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $15 million to $45 million over the next three years.

Goodwill and intangible assets related to acquisitions completed in 2021 totaled $99 million and $70 million, respectively. See Note 3 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for information related to the 2021 acquisitions.

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2022 and Dec. 31, 2021.

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities at June 30, 2022		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$32,360	$114	$2,007	$30,467
Sovereign debt/sovereign guaranteed	11,429	6	343	11,092
Agency residential mortgage-backed securities (“RMBS”)	8,501	130	328	8,303
Agency commercial mortgage-backed securities (“MBS”)	8,479	110	410	8,179
Supranational	7,806	6	264	7,548
Foreign covered bonds	6,010	3	185	5,828
Collateralized loan obligations (“CLOs”)	5,247	1	151	5,097
Non-agency commercial MBS	3,270	—	267	3,003
Foreign government agencies	2,620	—	84	2,536
Non-agency RMBS	2,413	57	159	2,311
State and political subdivisions	2,262	2	241	2,023
U.S. government agencies	2,003	58	136	1,925
Other asset-backed securities (“ABS”)	1,771	—	103	1,668
Corporate bonds	1,455	—	158	1,297
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$95,627	$487	$4,836	$91,278
Held-to-maturity:
Agency RMBS	$36,947	$12	$3,019	$33,940
U.S. Treasury	11,347	—	685	10,662
Agency commercial MBS	4,319	2	298	4,023
U.S. government agencies	4,061	—	380	3,681
Sovereign debt/sovereign guaranteed	1,472	2	28	1,446
CLOs	983	—	34	949
Supranational	325	—	10	315
Foreign government agencies	64	—	1	63
Non-agency RMBS	34	2	1	35
State and political subdivisions	14	—	1	13
Total securities held-to-maturity (a)	$59,566	$18	$4,457	$55,127
Total securities	$155,193	$505	$9,293	$146,405
(a)    The amortized cost of available-for-sale and held-to-maturity securities are net of the allowance for credit loss of $9 million and $1 million, respectively. The allowance for credit loss related to available-for-sale securities primarily relates to CLOs.
(b)    Includes gross unrealized gains of $407 million and gross unrealized losses of $200 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

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
(b)    Includes gross unrealized gains of $455 million and gross unrealized losses of $75 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to U.S. Treasury securities, agency RMBS and agency commercial MBS. The unrealized losses primarily relate to U.S. Treasury securities and agency RMBS. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
Realized gross gains	$7	$73	$6	$80	$18
Realized gross losses	(7)	(69)	(4)	(76)	(16)
Total net securities gains	$—	$4	$2	$4	$2

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
Non-agency RMBS	$—	$49	$—	$49	$2
U.S. Treasury	1	11	—	12	(4)
State and political subdivisions	—	(13)	—	(13)	—
Corporate bonds	(4)	(47)	—	(51)	—
Other	3	4	2	7	4
Total net securities gains	$—	$4	$2	$4	$2

In the second quarter of 2022, agency RMBS and agency commercial MBS, with an aggregate amortized cost of $975 million and fair value of $906 million were transferred from available-for-sale securities to held-to-maturity securities. In the first quarter of 2022, agency RMBS, U.S. government agencies and agency commercial MBS, with an aggregate amortized cost of $5.3 billion and fair value of $5.2 billion were transferred from available-for-sale securities to held-to-maturity securities. Both transfers reduce the impact of changes in interest rates on accumulated other comprehensive income.

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $10 million at June 30, 2022 and $10 million at Dec. 31, 2021, and primarily relates to the available-for-sale CLO portfolio.

Credit quality indicators – Securities

At June 30, 2022, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $200 million of the unrealized losses at June 30, 2022 and $75 million at Dec. 31, 2021 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2022	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$26,959	$1,593	$3,198	$414	$30,157	$2,007
Sovereign debt/sovereign guaranteed	8,200	221	1,409	122	9,609	343
Agency RMBS	7,709	305	297	23	8,006	328
Agency commercial MBS	6,511	353	805	57	7,316	410
Supranational	4,480	179	904	85	5,384	264
CLOs	4,748	135	313	12	5,061	147
Foreign covered bonds	4,307	151	481	34	4,788	185
Non-agency commercial MBS	2,565	205	438	62	3,003	267
Foreign government agencies	1,966	59	381	25	2,347	84
Non-agency RMBS	1,245	73	823	86	2,068	159
State and political subdivisions	1,306	173	461	68	1,767	241
U.S. government agencies	1,517	113	182	23	1,699	136
Other ABS	1,087	71	495	32	1,582	103
Corporate bonds	653	49	559	109	1,212	158
Total securities available-for-sale (a)	$73,253	$3,680	$10,746	$1,152	$83,999	$4,832
(a)    Includes $134 million gross unrealized losses for less than 12 months and $66 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.

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

BNY Mellon 61

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

Held-to-maturity securities portfolio at June 30, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$36,947	$(3,007)	100%	—%	—%	—%	—%
U.S. Treasury	11,347	(685)	100	—	—	—	—
Agency commercial MBS	4,319	(296)	100	—	—	—	—
U.S. government agencies	4,061	(380)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,472	(26)	100	—	—	—	—
CLOs	983	(34)	100	—	—	—	—
Supranational	325	(10)	100	—	—	—	—
Foreign government agencies	64	(1)	100	—	—	—	—
Non-agency RMBS	34	1	22	59	2	16	1
State and political subdivisions	14	(1)	3	2	3	—	92
Total held-to-maturity securities	$59,566	$(4,439)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to Germany, France and UK.

Held-to-maturity securities portfolio at Dec. 31, 2021			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$36,167	$40	100%	—%	—%	—%	—%
U.S. Treasury	11,617	(67)	100	—	—	—	—
Agency commercial MBS	4,068	(11)	100	—	—	—	—
U.S. government agencies	2,998	(71)	100	—	—	—	—
CLOs	983	(1)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	922	16	100	—	—	—	—
Supranational	54	—	100	—	—	—	—
Non-agency RMBS	43	2	23	59	2	15	1
State and political subdivisions	14	1	5	2	5	—	88
Total held-to-maturity securities	$56,866	$(91)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2022
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$3,978	1.84%	$15,195	1.05%	$9,052	1.15%	$2,242	2.92%	$30,467	1.32%
Sovereign debt/sovereign guaranteed	3,750	1.27	6,242	0.79	1,020	0.38	80	1.78	11,092	0.91
Supranational	905	1.05	4,964	1.15	1,662	1.50	17	(0.09)	7,548	1.21
Foreign covered bonds	1,503	1.27	3,735	1.09	590	0.08	—	—	5,828	1.03
Foreign government agencies	583	0.91	1,918	0.99	35	0.16	—	—	2,536	0.96
State and political subdivisions	145	3.47	646	1.63	1,030	1.61	202	2.33	2,023	1.81
U.S. government agencies	—	—	579	2.19	1,160	2.22	186	2.52	1,925	2.24
Corporate bonds	114	2.30	357	2.59	804	1.61	22	2.01	1,297	1.92
Other debt securities	—	—	—	—	—	—	1	3.70	1	3.70
Mortgage-backed securities:
Agency RMBS									8,303	2.14
Non-agency RMBS									2,311	3.20
Agency commercial MBS									8,179	2.31
Non-agency commercial MBS									3,003	2.45
CLOs									5,097	2.15
Other ABS									1,668	1.72
Total securities available-for-sale	$10,978	1.48%	$33,636	1.06%	$15,353	1.22%	$2,750	2.78%	$91,278	1.57%
Held-to-maturity:
U.S. Treasury	$1,590	1.91%	$7,800	1.26%	$1,957	1.16%	$—	—%	$11,347	1.33%
U.S. government agencies	—	—	1,937	1.20	1,864	1.52	260	1.90	4,061	1.39
Sovereign debt/sovereign guaranteed	193	0.25	1,190	0.87	89	0.53	—	—	1,472	0.77
Supranational	—	—	325	0.70	—	—	—	—	325	0.70
Foreign government agencies	—	—	64	0.79	—	—	—	—	64	0.79
State and political subdivisions	1	5.51	1	5.76	4	4.65	8	4.80	14	4.84
Mortgage-backed securities:
Agency RMBS									36,947	2.29
Non-agency RMBS									34	1.80
Agency commercial MBS									4,319	2.28
CLOs									983	2.10
Total securities held-to-maturity	$1,784	1.73%	$11,317	1.19%	$3,914	1.32%	$268	1.98%	$59,566	2.00%
Total securities	$12,762	1.52%	$44,953	1.09%	$19,267	1.24%	$3,018	2.72%	$150,844	1.73%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
Pledged assets

At June 30, 2022, BNY Mellon had pledged assets of $140 billion, including $111 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $8 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2022 included $123 billion of securities, $13 billion of loans, $3 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

At June 30, 2022 and Dec. 31, 2021, pledged assets included $21 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2022 and Dec. 31, 2021, the market value of the securities received that can be sold or repledged was $92 billion and $122 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2022 and Dec. 31, 2021, the market value of securities collateral sold or repledged was $57 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2022 and Dec. 31, 2021, cash segregated under federal and other regulations or requirements was $4 billion. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $5 billion at June 30, 2022 and $4 billion at Dec. 31, 2021. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2022	Dec. 31, 2021
(in millions)
Commercial	$2,423	$2,128
Commercial real estate	6,095	6,033
Financial institutions	10,627	10,232
Lease financings	702	731
Wealth management loans	10,853	9,792
Wealth management mortgages	8,777	8,200
Other residential mortgages	369	299
Capital call financing	3,602	2,284
Other	2,790	2,541
Overdrafts	3,793	3,060
Margin loans	19,316	22,487
Total loans (a)	$69,347	$67,787
(a)    Net of unearned income of $235 million at June 30, 2022 and $240 million at Dec. 31, 2021 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended June 30, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$12	$176	$15	$1	$1	$9	$7	$3	$224
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	4	8	6	—	—	(2)	(1)	3	18
Ending balance	$16	$184	$21	$1	$1	$7	$7	$6	$243
Allowance for:
Loan losses	$4	$147	$10	$1	$1	$6	$7	$5	$181
Lending-related commitments	12	37	11	—	—	1	—	1	62
Individually evaluated for impairment:
Loan balance (b)	$—	$121	$—	$—	$—	$14	$1	$—	$136
Allowance for loan losses	—	1	—	—	—	—	—	—	1
(a)    Does not include the provision for credit losses related to other financial instruments of $29 million for the quarter ended June 30, 2022.
(b)    Includes collateral-dependent loans of $136 million with $179 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended March 31, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	—	(23)	2	—	—	3	(1)	1	(18)
Ending balance	$12	$176	$15	$1	$1	$9	$7	$3	$224
Allowance for:
Loan losses	$2	$142	$7	$1	$1	$8	$7	$3	$171
Lending-related commitments	10	34	8	—	—	1	—	—	53
Individually evaluated for impairment:
Loan balance (b)	$—	$121	$—	$—	$—	$18	$1	$—	$140
Allowance for loan losses	—	1	—	—	—	1	—	—	2
(a)    Does not include the provision for credit losses related to other financial instruments of $20 million for the quarter ended March 31, 2022.
(b)    Includes collateral-dependent loans of $140 million with $183 million of collateral at fair value.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2021					Wealth management loans (a)	Wealth management mortgages (a)	Other residential mortgages	Capital call financing (a)	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$11	$365	$6	$2	$—	$6	$9	$1	$400
Charge-offs	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	2	—	—	—	1	—	3
Net recoveries	—	—	2	—	—	—	—	—	2
Provision (b)	(3)	(76)	(2)	—	1	(2)	(1)	—	(83)
Ending balance	$8	$289	$6	$2	$1	$4	$8	$1	$319
Allowance for:
Loan losses	$3	$248	$3	$2	$1	$3	$8	$1	$269
Lending-related commitments	5	41	3	—	—	1	—	—	50
Individually evaluated for impairment:
Loan balance (c)	$—	$26	$—	$—	$—	$17	$1	$—	$44
Allowance for loan losses	—	3	—	—	—	—	—	—	3
(a)    In 2021, we began disclosing wealth management loans and wealth management mortgages separately and capital call financing loans. Beginning balances and the activity for the second quarter of 2021 have been revised to be comparable.
(b)    Does not include the provision for credit losses benefit related to other financial instruments of $3 million for the second quarter of 2021.
(c)    Includes collateral-dependent loans of $44 million with $50 million of collateral at fair value.

Allowance for credit losses activity for the six months ended June 30, 2022							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	—	2	—	2
Provision (b)	4	(15)	8	—	—	1	(2)	4	—
Ending balance	$16	$184	$21	$1	$1	$7	$7	$6	$243
(a)    Does not include provision for credit losses related to other financial instruments of $49 million for the six months ended June 30, 2022.

Allowance for credit losses activity for the six months ended June 30, 2021							Other residential mortgages	Capital call financing (a)	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans (a)	Wealth management mortgages (a)
Beginning balance	$16	$430	$10	$2	$1	$7	$13	$—	$479
Charge-offs	—	—	—	—	—	(1)	(1)	—	(2)
Recoveries	—	—	2	—	—	—	3	—	5
Net recoveries (charge-offs)	—	—	2	—	—	(1)	2	—	3
Provision (b)	(8)	(141)	(6)	—	—	(2)	(7)	1	(163)
Ending balance	$8	$289	$6	$2	$1	$4	$8	$1	$319
(a)    In 2021, we began disclosing wealth management loans and wealth management mortgages separately and capital call financing loans. Beginning balances and the activity for the first six months of 2021 have been revised to be comparable.
(b)    Does not include provision for credit losses benefit related to other financial instruments of $6 million for the six months ended June 30, 2021.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2022			Dec. 31, 2021
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$—	$54	$54	$12	$42	$54
Other residential mortgages	34	1	35	38	1	39
Wealth management mortgages	9	13	22	8	17	25
Total nonperforming loans	43	68	111	58	60	118
Other assets owned	—	3	3	—	2	2
Total nonperforming assets	$43	$71	$114	$58	$62	$120

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2022						Dec. 31, 2021
	Days past due					Total past due	Days past due			Total past due
(in millions)	30-59		60-89		≥90		30-59	60-89	≥90
Capital call financing	$—		$120		$—	$120	$—	$—	$—	$—
Commercial real estate	39		—		—	39	3	—	—	3
Wealth management loans	26		1		—	27	33	—	—	33
Financial institutions	9		10		—	19	31	—	—	31
Other residential mortgages	8		—		—	8	2	1	—	3
Wealth management mortgages	—		—		—	—	24	—	—	24
Total past due loans	$82	(a)	$131	(a)	$—	$213	$93	$1	$—	$94
(a)    Past due loans for 30-59 days of $26 million and past due loans for 60-89 days of $121 million have been collected since June 30, 2022.

Loan modifications

A modified loan is considered a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs. There were no TDRs in the first six months of 2022.

Due to the coronavirus pandemic, there were two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the
Consolidated Appropriations Act, 2021, and the Interagency Guidance. The extension period ended Jan. 1, 2022. See Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details on the CARES Act, Consolidated Appropriations Act, 2021, and Interagency Guidance. Loans modified under the CARES Act or Interagency Guidance totaled $3 million in the second quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We did not identify any of the modifications as TDRs. At June 30, 2022, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $122 million.
BNY Mellon 67

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2022
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD22	2021	2020	2019	2018	Prior to 2018			Total (a)
Commercial:
Investment grade	$375	$324	$20	$—	$17	$145	$1,409	$—	$2,290
Non-investment grade	86	6	—	—	—	—	41	—	133
Total commercial	461	330	20	—	17	145	1,450	—	2,423	$2
Commercial real estate:
Investment grade	568	1,288	452	814	173	890	233	—	4,418
Non-investment grade	387	469	156	378	189	50	23	25	1,677
Total commercial real estate	955	1,757	608	1,192	362	940	256	25	6,095	12
Financial institutions:
Investment grade	162	566	—	—	—	38	8,240	—	9,006
Non-investment grade	60	—	—	—	—	—	1,561	—	1,621
Total financial institutions	222	566	—	—	—	38	9,801	—	10,627	26
Wealth management loans:
Investment grade	22	105	18	71	—	226	10,353	—	10,795
Non-investment grade	—	—	—	—	—	—	58	—	58
Total wealth management loans	22	105	18	71	—	226	10,411	—	10,853	22
Wealth management mortgages	1,169	2,031	959	805	508	3,289	16	—	8,777	17
Lease financings	19	—	54	13	8	608	—	—	702	—
Other residential mortgages	—	—	—	—	—	369	—	—	369	1
Capital call financing	—	—	—	—	—	—	3,602	—	3,602	10
Other loans	—	—	—	—	—	—	2,790	—	2,790	3
Margin loans	5,119	500	—	—	—	—	13,697	—	19,316	17
Total loans	$7,967	$5,289	$1,659	$2,081	$895	$5,615	$42,023	$25	$65,554	$110
(a)    Excludes overdrafts of $3,793 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

68 BNY Mellon

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2022. In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term, with 84% expiring within one year.

Wealth management loans

Wealth management loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management loan portfolio, therefore, would equate to investment grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed,
BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At June 30, 2022, less than 1% of the mortgages were past due.

At June 30, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 22%; New York – 15%; Florida – 10%; Massachusetts – 8%; and other – 45%.

Lease financings

At June 30, 2022, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $369 million at June 30, 2022 and $299 million at Dec. 31, 2021. Included in this portfolio at June 30, 2022 were $96 million of fixed-rate jumbo mortgage loans purchased in the second quarter of
2022 with a weighted-average loan-to-value ratio of 69% at origination. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $19.3 billion of secured margin loans at June 30, 2022, compared with $22.5 billion at Dec. 31, 2021. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3.8 billion at June 30, 2022 and $3.1 billion at Dec. 31, 2021. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2022 and Dec. 31, 2021 were fully secured with high quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2022 and Dec. 31, 2021.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Foreign currency translation	(87)	(10)	(144)	(241)
Balance at June 30, 2022	$6,975	$1,425	$8,871	$17,271

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2020	$7,033	$1,423	$9,040	$17,496
Dispositions	—	—	(5)	(5)
Foreign currency translation	(22)	1	17	(4)
Balance at June 30, 2021	$7,011	$1,424	$9,052	$17,487

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(17)	(4)	(13)	—	(34)
Foreign currency translation	(6)	—	(17)	—	(23)
Balance at June 30, 2022	$207	$388	$1,490	$849	$2,934

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$194	$414	$1,555	$849	$3,012
Disposition	—	—	(6)	—	(6)
Amortization	(15)	(14)	(15)	—	(44)
Foreign currency translation	—	—	2	—	2
Balance at June 30, 2021	$179	$400	$1,536	$849	$2,964

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2022				Dec. 31, 2021
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Securities Services	$739	$(532)	$207	11 years	$747	$(518)	$229
Customer contracts—Market and Wealth Services	314	(297)	17	4 years	378	(356)	22
Customer relationships—Investment and Wealth Management	553	(451)	102	9 years	568	(456)	112
Other	47	(11)	36	13 years	47	(8)	39
Total subject to amortization	1,653	(1,291)	362	10 years	1,740	(1,338)	402
Not subject to amortization: (b)
Tradename	1,290	N/A	1,290	N/A	1,294	N/A	1,294
Customer relationships	1,282	N/A	1,282	N/A	1,295	N/A	1,295
Total not subject to amortization	2,572	N/A	2,572	N/A	2,589	N/A	2,589
Total intangible assets	$4,225	$(1,291)	$2,934	N/A	$4,329	$(1,338)	$2,991
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2022	$67
2023	57
2024	50
2025	43
2026	34

Impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. As a result of the annual goodwill impairment test of the six reporting units conducted in the second quarter of 2022, no goodwill impairment was recognized.
Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2022	Dec. 31, 2021
(in millions)
Corporate/bank-owned life insurance	$5,380	$5,359
Fails to deliver	5,037	1,561
Accounts receivable	4,199	4,178
Software	2,147	2,096
Prepaid pension assets	1,996	1,946
Qualified affordable housing project investments	1,258	1,153
Renewable energy investments	944	1,027
Equity method investments	850	939
Prepaid expense	756	476
Other equity investments (a)	622	449
Income taxes receivable	577	538
Fair value of hedging derivatives	525	206
Federal Reserve Bank stock	476	472
Seed capital (b)	374	357
Assets of consolidated investment management funds	196	462
Other (c)	2,272	1,190
Total other assets	$27,609	$22,409
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds which hedge deferred incentive awards.
(c)    At June 30, 2022 and Dec. 31, 2021, other assets include $6 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $424 million at June 30, 2022 and $264 million at Dec. 31, 2021 and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
Upward adjustments	$76	$46	$6	$122	$6	$280
Downward adjustments	(7)	—	—	(7)	—	(11)
Net adjustments	$69	$46	$6	$115	$6	$269

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.3 billion at June 30, 2022 and $1.2 billion at Dec. 31, 2021. Commitments to fund future investments in qualified affordable housing projects totaled $623 million at June 30, 2022 and $543 million at Dec. 31,
2021 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2022 – $150 million; 2023 – $205 million; 2024 – $125 million; 2025 – $90 million; 2026 – $21 million; and 2027 and thereafter – $32 million.

Tax credits and other tax benefits recognized were $38 million in the second quarter of 2022, $38 million in the first quarter of 2022, $38 million in the second quarter of 2021, $76 million in the first six months of 2022 and $76 million in the first six months of 2021.

Amortization expense included in the provision for income taxes was $33 million in the second quarter of 2022, $32 million in the first quarter of 2022, $32 million in the second quarter of 2021, $65 million in the first six months of 2022 and $64 million in the first six months of 2021.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2022		Dec. 31, 2021
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$90	$19	$101	$21
Private equity investments (c)	129	62	113	61
Other	4	—	4	—
Total	$223	$81	$218	$82
(a)    Primarily includes leveraged loans and structured credit funds, which are generally not redeemable. Distributions from such investments will be received as the underlying investments in the funds, which have lives of three to 11 years at both June 30, 2022 and Dec. 31, 2021, are liquidated.
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
BNY Mellon 73

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

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2022					June 30, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,294	$898	$24	$(17)	$2,199	$1,238	$817	$24	$(17)	$2,062
Investment management and performance fees	—	6	822	(2)	826	—	4	870	(4)	870
Financing-related fees	11	4	—	—	15	4	12	—	—	16
Distribution and servicing fees	1	(17)	51	(1)	34	1	(1)	28	(1)	27
Investment and other revenue	54	38	(66)	1	27	32	—	(7)	—	25
Total fee and other revenue – contract revenue	1,360	929	831	(19)	3,101	1,275	832	915	(22)	3,000
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	189	45	6	94	334	158	71	37	44	310
Total fee and other revenue	$1,549	$974	$837	$75	$3,435	$1,433	$903	$952	$22	$3,310
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $(5) million in the second quarter of 2022 and $5 million in the second quarter of 2021.

Disaggregation of contract revenue by business segment	Quarter ended
	March 31, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,130	$846	$25	$(17)	$1,984
Investment management and performance fees	—	6	887	(6)	887
Financing-related fees	3	14	—	—	17
Distribution and servicing fees	1	(4)	32	1	30
Investment and other revenue	47	9	(27)	(1)	28
Total fee and other revenue – contract revenue	1,181	871	917	(23)	2,946
Fee and other revenue – not in scope of ASC 606 (a)(b)	222	35	(10)	43	290
Total fee and other revenue	$1,403	$906	$907	$20	$3,236
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(8) million in the first quarter of 2022.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2022					June 30, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$2,424	$1,744	$49	$(34)	$4,183	$2,425	$1,664	$49	$(34)	$4,104
Investment management and performance fees	—	12	1,709	(8)	1,713	—	8	1,753	(9)	1,752
Financing-related fees	14	18	—	—	32	9	27	—	—	36
Distribution and servicing fees	2	(21)	83	—	64	3	(2)	56	(1)	56
Investment and other revenue	101	47	(93)	—	55	65	3	(18)	—	50
Total fee and other revenue – contract revenue	2,541	1,800	1,748	(42)	6,047	2,502	1,700	1,840	(44)	5,998
Fee and other revenue – not in scope of ASC 606 (a)(b)	411	80	(4)	137	624	362	117	55	39	573
Total fee and other revenue	$2,952	$1,880	$1,744	$95	$6,671	$2,864	$1,817	$1,895	$(5)	$6,571
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $(13) million in the first six months of 2022 and $10 million in the first six months of 2021.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at June 30, 2022 and Dec. 31, 2021.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $79 million at June 30, 2022 and $42 million at Dec. 31, 2021. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $193 million at June 30, 2022 and $163 million at Dec. 31, 2021. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the second quarter of 2022 relating to contract liabilities as of March 31, 2022 was $63 million. Revenue recognized in the first six months of 2022 relating to contract liabilities as of Dec. 31, 2021 was $85 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.
Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $60 million at June 30, 2022 and $64 million at Dec. 31, 2021. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $4 million in the second quarter of 2022, $5 million in the second quarter of 2021 and first quarter of 2022, $9 million in the first six months of 2022 and $10 million in the first six months of 2021.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $20 million at June 30, 2022 and $23 million at Dec. 31, 2021. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the
BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

consolidated income statement and totaled less than $1 million in the second quarter of 2022, second quarter of 2021 and first quarter of 2022 and $1 million in the first six months of 2022 and first six months of 2021.

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

Note 8–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest revenue
Deposits with the Federal Reserve and other central banks	$99	$2	$(25)	$101	$(41)
Deposits with banks	33	14	11	47	25
Federal funds sold and securities purchased under resale agreements	116	37	25	153	57
Loans	370	260	237	630	467
Securities:
Taxable	509	434	415	943	865
Exempt from federal income taxes	10	10	11	20	20
Total securities	519	444	426	963	885
Trading securities	22	21	11	43	30
Total interest revenue	1,159	778	685	1,937	1,423
Interest expense
Deposits	90	(37)	(49)	53	(86)
Federal funds purchased and securities sold under repurchase agreements	77	12	(5)	89	(8)
Trading liabilities	10	4	2	14	5
Other borrowed funds	2	3	1	5	3
Customer payables	9	—	—	9	(1)
Long-term debt	147	98	91	245	210
Total interest expense	335	80	40	415	123
Net interest revenue	824	698	645	1,522	1,300
Provision for credit losses	47	2	(86)	49	(169)
Net interest revenue after provision for credit losses	$777	$696	$731	$1,473	$1,469

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2022			March 31, 2022			June 30, 2021
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$3	$—
Interest cost	35	7	1	35	8	1	34	7	1
Expected return on assets	(78)	(9)	(1)	(78)	(10)	(2)	(75)	(8)	(1)
Other	17	1	(1)	17	1	(1)	24	3	—
Net periodic benefit (credit) cost	$(26)	$2	$(1)	$(26)	$2	$(2)	$(17)	$5	$—

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2022			June 30, 2021
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$6	$—	$—	$7	$—
Interest cost	70	15	2	68	13	2
Expected return on assets	(156)	(19)	(3)	(150)	(17)	(3)
Other	34	2	(2)	49	7	—
Net periodic benefit (credit) cost	$(52)	$4	$(3)	$(33)	$10	$(1)

Note 10–Income taxes

BNY Mellon recorded an income tax provision of $231 million (21.1% effective tax rate) in the second quarter of 2022, $241 million (19.0% effective tax rate) in the second quarter of 2021 and $153 million (16.7% effective tax rate) in the first quarter of 2022.

Our total tax reserves as of June 30, 2022 were $143 million compared with $138 million at Dec. 31, 2021. If these tax reserves were unnecessary, $143 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2022 is accrued interest, where applicable, of $43 million. The additional tax expense related to interest for the six months ended June 30, 2022 was $4 million, compared with $4 million for the six months ended June 30, 2021.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $21 million as a result of adjustments related to tax years that are still subject to examination.
Our federal income tax returns are closed to examination through 2016. Our New York State income tax returns are closed to examination through 2014. Our New York City income tax returns are closed to examination through 2012. Our UK income tax returns are closed to examination through 2019.

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
BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

realization of tax credits. The projects, which are structured as limited partnerships and limited liability companies, are also VIEs, but are not consolidated.

The following table presents the incremental assets and liabilities included in the consolidated balance sheet as of June 30, 2022 and Dec. 31, 2021. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	June 30, 2022	Dec. 31, 2021
(in millions)
Trading assets	$191	$443
Other assets	5	19
Total assets (a)	$196	$462
Other liabilities	$1	$3
Total liabilities (b)	$1	$3
Nonredeemable noncontrolling interests (c)	$7	$196
(a)    Includes voting model entities (“VMEs”) with assets of $105 million at June 30, 2022 and $187 million at Dec. 31, 2021.
(b)    Includes VMEs with liabilities of $1 million at June 30, 2022 and $2 million at Dec. 31, 2021.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $7 million at June 30, 2022 and $43 million at Dec. 31, 2021.
We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2022 and Dec. 31, 2021, the following assets and liabilities related to the VIEs where we are not the primary beneficiary were included in our consolidated balance sheets and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2022			Dec. 31, 2021
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities – Available-for-sale (a)	$162	$—	$162	$189	$—	$189
Other	2,384	623	3,022	2,385	543	2,946
(a)    Includes investments in the Company’s sponsored CLOs.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2022 and Dec. 31, 2021.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2022	Dec. 31, 2021	June 30, 2022	Dec. 31, 2021
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		2Q22		1Q22		2Q21		YTD22		YTD21
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,022.22	$5	$1,011.11	$5	$1,011.11	$5	$2,033.33	$10	$2,022.22	$10
Series D	100		2,250.00	11	N/A	—	2,250.00	11	2,250.00	11	2,250.00	11
Series E	100		N/A	N/A	N/A	N/A	911.68	9	N/A	N/A	1,836.50	18
Series F	100		N/A	—	2,312.50	23	N/A	—	2,312.50	23	2,312.50	23
Series G	100		N/A	—	2,350.00	24	N/A	—	2,350.00	24	2,350.00	24
Series H	100		925.00	6	925.00	5	925.00	6	1,850.00	11	2,333.06	14
Series I	100		937.50	12	1,270.83	17	N/A	N/A	2,208.33	29	N/A	N/A
Total				$34		$74		$31		$108		$100
(a)    Represents Normal Preferred Capital Securities.
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

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2022			March 31, 2022			June 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(436)	$(119)	$(555)	$(120)	$(33)	$(153)	$38	$13	$51
Total foreign currency translation	(436)	(119)	(555)	(120)	(33)	(153)	38	13	51
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(1,167)	285	(882)	(2,021)	490	(1,531)	106	(29)	77
Reclassification adjustment (b)	—	—	—	(4)	1	(3)	(2)	1	(1)
Net unrealized (loss) gain on assets available-for-sale	(1,167)	285	(882)	(2,025)	491	(1,534)	104	(28)	76
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	17	(4)	13	17	1	18	27	(2)	25
Total defined benefit plans	17	(4)	13	17	1	18	27	(2)	25
Unrealized (loss) on cash flow hedges:
Unrealized hedge (loss) arising during period	(8)	2	(6)	(3)	1	(2)	—	—	—
Reclassification of net loss (gain) to net income:
Foreign exchange (“FX”) contracts – staff expense	1	—	1	—	—	—	(4)	1	(3)
Total reclassifications to net income	1	—	1	—	—	—	(4)	1	(3)
Net unrealized (loss) on cash flow hedges	(7)	2	(5)	(3)	1	(2)	(4)	1	(3)
Total other comprehensive (loss) income	$(1,593)	$164	$(1,429)	$(2,131)	$460	$(1,671)	$165	$(16)	$149
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

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2022			June 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(556)	$(152)	$(708)	$(89)	$(10)	$(99)
Total foreign currency translation	(556)	(152)	(708)	(89)	(10)	(99)
Unrealized (loss) on assets available-for-sale:
Unrealized (loss) arising during period	(3,188)	775	(2,413)	(820)	194	(626)
Reclassification adjustment (b)	(4)	1	(3)	(2)	1	(1)
Net unrealized (loss) on assets available-for-sale	(3,192)	776	(2,416)	(822)	195	(627)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	34	(3)	31	55	(8)	47
Total defined benefit plans	34	(3)	31	55	(8)	47
Unrealized (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(11)	3	(8)	1	—	1
Reclassification of net losses (gains) to net income:
FX contracts – staff expense	1	—	1	(9)	2	(7)
Total reclassifications to net income	1	—	1	(9)	2	(7)
Net unrealized (loss) on cash flow hedges	(10)	3	(7)	(8)	2	(6)
Total other comprehensive (loss)	$(3,724)	$624	$(3,100)	$(864)	$179	$(685)
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

80 BNY Mellon

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

The following tables present the financial instruments carried at fair value at June 30, 2022 and Dec. 31, 2021, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

Assets measured at fair value on a recurring basis at June 30, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$30,467	$—	$—	$—	$30,467
Sovereign debt/sovereign guaranteed	4,933	6,159	—	—	11,092
Agency RMBS	—	8,303	—	—	8,303
Agency commercial MBS	—	8,179	—	—	8,179
Supranational	—	7,548	—	—	7,548
Foreign covered bonds	—	5,828	—	—	5,828
CLOs	—	5,097	—	—	5,097
Non-agency commercial MBS	—	3,003	—	—	3,003
Foreign government agencies	—	2,536	—	—	2,536
Non-agency RMBS	—	2,311	—	—	2,311
State and political subdivisions	—	2,023	—	—	2,023
U.S. government agencies	—	1,925	—	—	1,925
Other ABS	—	1,668	—	—	1,668
Corporate bonds	—	1,297	—	—	1,297
Other debt securities	—	1	—	—	1
Total available-for-sale securities	35,400	55,878	—	—	91,278
Trading assets:
Debt instruments	1,059	1,203	—	—	2,262
Equity instruments	5,428	—	—	—	5,428
Derivative assets not designated as hedging:
Interest rate	18	1,632	—	(920)	730
Foreign exchange	—	10,555	—	(8,387)	2,168
Equity and other contracts	3	240	—	(72)	171
Total derivative assets not designated as hedging	21	12,427	—	(9,379)	3,069
Total trading assets	6,508	13,630	—	(9,379)	10,759
Other assets:
Derivative assets designated as hedging:
Interest rate	—	57	—	—	57
Foreign exchange	—	468	—	—	468
Total derivative assets designated as hedging	—	525	—	—	525
Other assets (b)	285	235	—	—	520
Total other assets	285	760	—	—	1,045
Assets measured at NAV (b)					223
Total assets	$42,193	$70,268	$—	$(9,379)	$103,305
Percentage of total assets prior to netting	38%	62%	—%

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$3,067	$38	$—	$—	$3,105
Equity instruments	90	—	—	—	90
Derivative liabilities not designated as hedging:
Interest rate	7	1,766	—	(1,255)	518
Foreign exchange	—	10,426	—	(8,563)	1,863
Equity and other contracts	1	54	—	(36)	19
Total derivative liabilities not designated as hedging	8	12,246	—	(9,854)	2,400
Total trading liabilities	3,165	12,284	—	(9,854)	5,595
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	3	—	—	3
Foreign exchange	—	27	—	—	27
Total derivative liabilities designated as hedging	—	30	—	—	30
Other liabilities	—	1	—	—	1
Total other liabilities	—	31	—	—	31
Total liabilities	$3,165	$12,315	$—	$(9,854)	$5,626
Percentage of total liabilities prior to netting	20%	80%	—%
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
Assets
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

Liabilities
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
(b)    Includes seed capital, private equity investments and other assets.
BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2022						Dec. 31, 2021
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2022	$1,970	100%	—%	—%	—%	—%	$2,190	100%	—%	—%	—%	—%
2007	59	—	6	—	50	44	114	—	4	—	39	57
2006	100	—	34	—	50	16	181	—	24	—	33	43
2005	102	5	4	1	41	49	167	3	5	1	37	54
2004 and earlier	80	15	9	5	57	14	96	16	10	5	57	12
Total non-agency RMBS	$2,311	86%	2%	—%	7%	5%	$2,748	81%	2%	—%	8%	9%
Non-agency commercial MBS originated in:
2009-2022	$3,003	100%	—%	—%	—%	—%	$3,125	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,307	100%	—%	—%	—%	—%	$2,332	100%	—%	—%	—%	—%
UK	1,168	100	—	—	—	—	1,141	100	—	—	—	—
Australia	648	100	—	—	—	—	762	100	—	—	—	—
Germany	593	100	—	—	—	—	638	100	—	—	—	—
Norway	385	100	—	—	—	—	457	100	—	—	—	—
Other	727	100	—	—	—	—	908	100	—	—	—	—
Total foreign covered bonds	$5,828	100%	—%	—%	—%	—%	$6,238	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$3,077	100%	—%	—%	—%	—%	$3,585	100%	—%	—%	—%	—%
UK	1,879	100	—	—	—	—	1,969	100	—	—	—	—
France	1,532	100	—	—	—	—	1,921	100	—	—	—	—
Singapore	1,184	100	—	—	—	—	1,018	100	—	—	—	—
Italy	773	—	—	100	—	—	1,382	—	—	100	—	—
Canada	613	100	—	—	—	—	630	100	—	—	—	—
Spain	470	—	18	82	—	—	782	—	8	92	—	—
Hong Kong	448	100	—	—	—	—	531	100	—	—	—	—
Japan	412	—	100	—	—	—	363	—	100	—	—	—
Other (c)	704	78	5	—	17	—	1,198	71	19	—	10	—
Total sovereign debt/sovereign guaranteed	$11,092	84%	5%	10%	1%	—%	$13,379	78%	5%	16%	1%	—%
Foreign government agencies:
Canada	$640	83%	17%	—%	—%	—%	$566	78%	22%	—%	—%	—%
Norway	478	100	—	—	—	—	269	100	—	—	—	—
Netherlands	406	100	—	—	—	—	765	100	—	—	—	—
Sweden	280	100	—	—	—	—	252	100	—	—	—	—
France	249	100	—	—	—	—	301	100	—	—	—	—
Finland	248	100	—	—	—	—	267	100	—	—	—	—
Other	235	64	36	—	—	—	266	64	36	—	—	—
Total foreign government agencies	$2,536	92%	8%	—%	—%	—%	$2,686	92%	8%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2022 and Dec. 31, 2021, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $120 million at June 30, 2022 and $119 million at Dec. 31, 2021.

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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and level in the fair value hierarchy as of June 30, 2022 and Dec. 31, 2021.

Assets measured at fair value on a nonrecurring basis	June 30, 2022				Dec. 31, 2021
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$37	$—	$37	$—	$42	$—	$42
Other assets (b)	—	426	—	426	—	265	—	265
Total assets at fair value on a nonrecurring basis	$—	$463	$—	$463	$—	$307	$—	$307
(a)    The fair value of these loans was unchanged in the second quarter of 2022 and the fourth quarter of 2021, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2022 and Dec. 31, 2021, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$125,372	$—	$125,372	$125,372
Interest-bearing deposits with banks	—	16,645	—	16,645	16,639
Federal funds sold and securities purchased under resale agreements	—	22,940	—	22,940	22,940
Securities held-to-maturity	11,823	43,304	—	55,127	59,566
Loans (a)	—	68,107	—	68,107	68,464
Other financial assets	5,185	1,484	—	6,669	6,669
Total	$17,008	$277,852	$—	$294,860	$299,650
Liabilities:
Noninterest-bearing deposits	$—	$106,060	$—	$106,060	$106,060
Interest-bearing deposits	—	216,221	—	216,221	219,753
Federal funds purchased and securities sold under repurchase agreements	—	11,434	—	11,434	11,434
Payables to customers and broker-dealers	—	25,769	—	25,769	25,769
Borrowings	—	768	—	768	768
Long-term debt	—	26,531	—	26,531	27,610
Total	$—	$386,783	$—	$386,783	$391,394
(a)    Does not include the leasing portfolio.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$102,467	$—	$102,467	$102,467
Interest-bearing deposits with banks	—	16,636	—	16,636	16,630
Federal funds sold and securities purchased under resale agreements	—	29,607	—	29,607	29,607
Securities held-to-maturity	12,488	44,287	—	56,775	56,866
Loans (a)	—	67,026	—	67,026	66,860
Other financial assets	6,061	1,239	—	7,300	7,300
Total	$18,549	$261,262	$—	$279,811	$279,730
Liabilities:
Noninterest-bearing deposits	$—	$93,695	$—	$93,695	$93,695
Interest-bearing deposits	—	224,665	—	224,665	225,999
Federal funds purchased and securities sold under repurchase agreements	—	11,566	—	11,566	11,566
Payables to customers and broker-dealers	—	25,150	—	25,150	25,150
Borrowings	—	956	—	956	956
Long-term debt	—	26,701	—	26,701	25,931
Total	$—	$382,733	$—	$382,733	$383,297
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

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2022	Dec. 31, 2021
(in millions)
Assets of consolidated investment management funds:
Trading assets	$191	$443
Other assets	5	19
Total assets of consolidated investment management funds	$196	$462
Liabilities of consolidated investment management funds:
Other liabilities	1	3
Total liabilities of consolidated investment management funds	$1	$3

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

We elected the fair value option on $15 million of subordinated notes associated with certain equity investments. The fair value of these of subordinated notes was $15 million at June 30, 2022 and Dec. 31, 2021. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2022.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, state and political subdivisions, corporate bonds and foreign covered bonds. At June 30, 2022, $30.4 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $30.4 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2022, $22.2 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $22.2 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into
U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, euro, Hong Kong dollar, Polish zloty and Singapore dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2022, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $343 million (notional), with a net pre-tax loss of $8 million recorded in accumulated other comprehensive income (“OCI”). This loss will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At June 30, 2022, $125 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $125 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2022, forward foreign exchange contracts with notional amounts totaling $8.6 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At June 30, 2022, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q22	1Q22	2Q21	YTD22	YTD21
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$866	$1,484	$(325)	$2,350	$466
Hedged item	Interest revenue	(858)	(1,480)	322	(2,338)	(463)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(292)	(741)	22	(1,033)	(331)
Hedged item	Interest expense	291	740	(21)	1,031	330
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	(1)	(1)	(1)	(2)	7
Hedged item	Foreign exchange revenue	2	1	1	3	(6)
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	(1)	—	4	(1)	9
Gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$7	$3	$2	$10	$12
(a)    Includes gains of $1 million in the second quarter of 2022, less than $1 million in the first quarter of 2022 and second quarter of 2021, $1 million in the first six months of 2022 and less than $1 million in the first six months of 2021 associated with the amortization of the excluded component. At June 30, 2022 and Dec. 31, 2021, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q22	1Q22	2Q21	YTD22	YTD21		2Q22	1Q22	2Q21	YTD22	YTD21
FX contracts	$505	$143	$(62)	$648	$20	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2022	Dec. 31, 2021	June 30, 2022	Dec. 31, 2021
Available-for-sale securities (b)(c)	$30,383	$24,400	$(1,764)	$590
Long-term debt	$21,416	$22,447	$(833)	$183
(a)    Includes $104 million and $165 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at June 30, 2022 and Dec. 31, 2021, respectively, and $56 million and $72 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2022 and Dec. 31, 2021, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $125 million at June 30, 2022 and $141 million at Dec. 31, 2021.
(c)    Carrying amount represents the amortized cost.
88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2022	Dec. 31, 2021	June 30, 2022	Dec. 31, 2021	June 30, 2022	Dec. 31, 2021
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$52,621	$46,717	$57	$—	$3	$453
Foreign exchange contracts	9,074	10,367	468	206	27	40
Total derivatives designated as hedging instruments			$525	$206	$30	$493
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$233,360	$193,747	$1,650	$3,259	$1,773	$2,835
Foreign exchange contracts	936,363	915,694	10,555	6,279	10,426	6,215
Equity contracts	5,419	9,659	243	49	52	211
Credit contracts	255	190	—	—	3	5
Total derivatives not designated as hedging instruments			$12,448	$9,587	$12,254	$9,266
Total derivatives fair value (d)			$12,973	$9,793	$12,284	$9,759
Effect of master netting agreements (e)			(9,379)	(6,973)	(9,854)	(6,335)
Fair value after effect of master netting agreements			$3,594	$2,820	$2,430	$3,424
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,965 million and $2,440 million, respectively, at June 30, 2022, and $1,424 million and $786 million, respectively, at Dec. 31, 2021.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q22	1Q22	2Q21	YTD22	YTD21
Foreign exchange revenue	$222	$207	$184	$429	$415
Other trading revenue (loss)	45	5	(1)	50	(8)

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a loss of $30 million in the second quarter of 2022, a gain of $13 million in the second quarter of 2021, losses of $13 million in the first quarter of 2022 and $43 million in the first six months of 2022, and a gain of $23 million in the first six months of 2021.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity
BNY Mellon 89

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

	June 30, 2022	Dec. 31, 2021
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$3,603	$3,606
Collateral posted	$4,210	$5,388
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

Potential close-out exposures (fair value) (a)
	June 30, 2022	Dec. 31, 2021
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$138	$56
Baa2/BBB	$463	$563
Ba1/BB+	$1,589	$1,778
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2022 and Dec. 31, 2021, existing collateral arrangements would have required us to post additional collateral of $146 million and $71 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2022
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,227	$920		$307	$69	$—	$238
Foreign exchange contracts	10,402	8,387		2,015	59	—	1,956
Equity and other contracts	228	72		156	41	—	115
Total derivatives subject to netting arrangements	11,857	9,379		2,478	169	—	2,309
Total derivatives not subject to netting arrangements	1,116	—		1,116	—	—	1,116
Total derivatives	12,973	9,379		3,594	169	—	3,425
Reverse repurchase agreements	51,894	37,436	(b)	14,458	14,458	—	—
Securities borrowing	8,482	—		8,482	8,082	—	400
Total	$73,349	$46,815		$26,534	$22,709	$—	$3,825
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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2022				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,639	$1,255		$384	$103	$—	$281
Foreign exchange contracts	9,723	8,563		1,160	143	—	1,017
Equity and other contracts	52	36		16	—	—	16
Total derivatives subject to netting arrangements	11,414	9,854		1,560	246	—	1,314
Total derivatives not subject to netting arrangements	870	—		870	—	—	870
Total derivatives	12,284	9,854		2,430	246	—	2,184
Repurchase agreements	47,048	37,436	(b)	9,612	9,597	9	6
Securities lending	1,822	—		1,822	1,723	—	99
Total	$61,154	$47,290		$13,864	$11,566	$9	$2,289
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2022					Dec. 31, 2021
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$39,367	$—	$1,358	$83	$40,808	$56,556	$304	$450	$—	$57,310
Agency RMBS	1,401	1	—	—	1,402	2,795	1	—	—	2,796
Corporate bonds	58	180	743	227	1,208	97	77	870	270	1,314
Sovereign debt/sovereign guaranteed	695	223	—	—	918	160	—	—	—	160
U.S. government agencies	430	—	—	—	430	503	—	—	—	503
State and political subdivisions	17	39	179	64	299	44	16	630	155	845
Other debt securities	7	59	17	1	84	—	30	245	—	275
Equity securities	—	121	1,778	—	1,899	—	276	1,255	—	1,531
Total	$41,975	$623	$4,075	$375	$47,048	$60,155	$704	$3,450	$425	$64,734
Securities lending:
Agency RMBS	$138	$—	$—	$—	$138	$152	$—	$—	$—	$152
Other debt securities	71	—	—	—	71	88	—	—	—	88
Equity securities	1,613	—	—	—	1,613	1,301	—	—	—	1,301
Total	$1,822	$—	$—	$—	$1,822	$1,541	$—	$—	$—	$1,541
Total secured borrowings	$43,797	$623	$4,075	$375	$48,870	$61,696	$704	$3,450	$425	$66,275

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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2022	Dec. 31, 2021
(in millions)
Lending commitments	$48,976	$46,183
Standby letters of credit (“SBLC”) (a)	2,029	1,971
Commercial letters of credit	144	56
Securities lending indemnifications (b)(c)	491,439	487,298
(a)Net of participations totaling $141 million at June 30, 2022 and $128 million at Dec. 31, 2021.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $67 billion at June 30, 2022 and $67 billion at Dec. 31, 2021.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $53 billion at June 30, 2022 and $48 billion at Dec. 31, 2021.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $28.2 billion in less than one year, $20.0 billion in one to five years and $0.8 billion over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $162 million at June 30, 2022 and $172 million at Dec. 31, 2021. At June 30, 2022, $1.3 billion of the SBLCs will expire within one year, $736 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2022	Dec. 31, 2021

Investment grade	77%	85%
Non-investment grade	23%	15%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $144 million at June 30, 2022 and $56 million at Dec. 31, 2021.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $62 million at June 30, 2022 and $45 million at Dec. 31, 2021.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $516 billion at June 30, 2022 and $511 billion at Dec. 31, 2021.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2022 and Dec. 31, 2021, $67 billion of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $71 billion. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2022, we had $921 million of unsettled repurchase agreements and $4.1 billion of unsettled reverse repurchase agreements. At Dec. 31, 2021, we had $2.6 billion of unsettled repurchase agreements and $9.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2022. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2022
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.6	$18.0	$19.6
Asset managers	2.0	7.5	9.5
Banks	6.4	1.7	8.1
Insurance	0.1	3.6	3.7
Government	0.1	0.2	0.3
Other	0.4	1.2	1.6
Total	$10.6	$32.2	$42.8

Commercial portfolio exposure (in billions)	June 30, 2022
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.0	$4.8
Services and other	1.2	3.1	4.3
Energy and utilities	0.3	3.8	4.1
Media and telecom	0.1	0.7	0.8
Total	$2.4	$11.6	$14.0

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these
BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2022 and Dec. 31, 2021, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2022 and Dec. 31, 2021, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $550 million in excess of the accrued liability (if any) related to those
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon and that matter has concluded.
All the cases that have been brought in federal court against Pershing have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. DTVM and Ativos intend to file a further appeal. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated three proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million; they intend to appeal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the second quarter of 2022.

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
BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,549	$974	$837	(a)	$75	$3,435	(a)
Net interest revenue (expense)	457	340	62		(35)	824
Total revenue	2,006	1,314	899	(a)	40	4,259	(a)
Provision for credit losses	13	4	—		30	47
Noninterest expense	1,656	702	691		63	3,112
Income (loss) before income taxes	$337	$608	$208	(a)	$(53)	$1,100	(a)
Pre-tax operating margin (b)	17%	46%	23%		N/M	26%
Average assets	$219,797	$141,952	$33,668		$42,206	$437,623
(a)    Total fee and other revenue, total revenue and income before taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $5 million.
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended June 30, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,433	$903	$952	(a)	$22	$3,310	(a)
Net interest revenue (expense)	354	289	47		(45)	645
Total revenue (loss)	1,787	1,192	999	(a)	(23)	3,955	(a)
Provision for credit losses	(58)	(19)	(4)		(5)	(86)
Noninterest expense	1,400	652	677		49	2,778
Income (loss) before income taxes	$445	$559	$326	(a)	$(67)	$1,263	(a)
Pre-tax operating margin (b)	25%	47%	33%		N/M	32%
Average assets	$231,152	$144,297	$30,370		$46,510	$452,329
(a)    Total fee and other revenue, total revenue and income before taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $5 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.
100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,952	$1,880	$1,744	(a)	$95	$6,671	(a)
Net interest revenue (expense)	834	636	119		(67)	1,522
Total revenue	3,786	2,516	1,863	(a)	28	8,193	(a)
Provision for credit losses	3	2	(3)		47	49
Noninterest expense	3,166	1,410	1,446		96	6,118
Income (loss) before income taxes	$617	$1,104	$420	(a)	$(115)	$2,026	(a)
Pre-tax operating margin (b)	16%	44%	23%		N/M	25%
Average assets	$220,340	$141,570	$34,643		$42,371	$438,924
(a)    Total fee and other revenue, total revenue and income before taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $13 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue (loss)	$2,864	$1,817	$1,895	(a)	$(5)	$6,571	(a)
Net interest revenue (expense)	710	578	95		(83)	1,300
Total revenue	3,574	2,395	1,990	(a)	(88)	7,871	(a)
Provision for credit losses	(108)	(48)	—		(13)	(169)
Noninterest expense	2,819	1,334	1,386		90	5,629
Income before income taxes	$863	$1,109	$604	(a)	$(165)	$2,411	(a)
Pre-tax operating margin (b)	24%	46%	30%		N/M	31%
Average assets	$229,620	$146,546	$31,213		$48,953	$456,332
(a)    Total fee and other revenue, total revenue and income before taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $10 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2022	2021
Transfers from loans to other assets for other real estate owned	$2	$1
Change in assets of consolidated investment management funds	266	74
Change in liabilities of consolidated investment management funds	2	4
Change in nonredeemable noncontrolling interests of consolidated investment management funds	189	201
Securities purchased not settled	323	866
Securities sold not settled	64	100
Available-for-sale securities transferred to held-to-maturity	906	5,945
Premises and equipment/operating lease obligations	67	56

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
BNY Mellon 103

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2022. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2022			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2022
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2022	4	$53.27	4	$2,632
May 2022	1	53.47	1	2,632
June 2022	41	61.82	41	2,629
Second quarter of 2022 (a)	46	$60.87	46	$2,629	(b)
(a)    Includes 46 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. There were no open market repurchases in the second quarter of 2022.
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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2022. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 107

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 5, 2022	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

108 BNY Mellon