Form 10-Q
period 2022-09-30
Bank of New York Mellon Corp
filed 2022-11-07
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022
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

As of Sept. 30, 2022, 808,279,949 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2022 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2022 and subsequent events	4
Highlights of third quarter 2022 results	5
Fee and other revenue	7
Net interest revenue	11
Noninterest expense	14
Income taxes	14
Review of business segments	15
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	33
Capital	37
Trading activities and risk management	41
Asset/liability management	43
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	45
Recent accounting and regulatory developments	49
Other matters	49
Website information	50

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	51
Consolidated Comprehensive Income Statement (unaudited)	53
Consolidated Balance Sheet (unaudited)	54
Consolidated Statement of Cash Flows (unaudited)	55
Consolidated Statement of Changes in Equity (unaudited)	56

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$319	$835	$881	$1,853	$2,730
Basic earnings per share	$0.39	$1.03	$1.04	$2.29	$3.15
Diluted earnings per share	$0.39	$1.03	$1.04	$2.28	$3.14

Fee and other revenue	$3,353	$3,430	$3,394	$10,011	$9,975
Net interest revenue	926	824	641	2,448	1,941
Total revenue	$4,279	$4,254	$4,035	$12,459	$11,916

Return on common equity (annualized)	3.5%	9.3%	8.8%	6.8%	9.1%
Return on tangible common equity (annualized) – Non-GAAP (a)	7.5%	19.2%	16.8%	14.0%	17.1%

Fee revenue as a percentage of total revenue	76%	78%	81%	78%	82%

Non-U.S. revenue as a percentage of total revenue	35%	36%	38%	35%	38%

Pre-tax operating margin	15%	26%	29%	21%	30%

Net interest margin	1.05%	0.89%	0.67%	0.89%	0.67%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.05%	0.89%	0.68%	0.90%	0.67%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$42.2	$43.0	$45.3	$42.2	$45.3
Assets under management (“AUM”) at period end (in billions) (d)	$1,776	$1,937	$2,310	$1,776	$2,310

Average common shares and equivalents outstanding (in thousands):
Basic	811,304	810,903	844,088	810,703	865,374
Diluted	814,516	813,590	849,028	814,214	869,324

Selected average balances:
Interest-earning assets	$352,062	$370,782	$381,065	$365,279	$388,823
Total assets	$415,670	$437,623	$446,761	$431,074	$453,106
Interest-bearing deposits	$203,659	$219,124	$233,363	$215,271	$239,272
Noninterest-bearing deposits	$84,804	$91,893	$85,581	$88,952	$84,945
Long-term debt	$28,449	$26,195	$25,751	$26,754	$25,740
Preferred stock	$4,838	$4,838	$4,541	$4,838	$4,541
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,942	$36,199	$39,755	$36,483	$40,286

Other information at period end:
Cash dividends per common share	$0.37	$0.34	$0.34	$1.05	$0.96
Common dividend payout ratio	95%	33%	34%	46%	31%
Common dividend yield (annualized)	3.8%	3.3%	2.6%	3.6%	2.5%
Closing stock price per common share	$38.52	$41.71	$51.84	$38.52	$51.84
Market capitalization	$31,135	$33,706	$42,811	$31,135	$42,811
Book value per common share	$43.18	$44.73	$47.30	$43.18	$47.30
Tangible book value per common share – Non-GAAP (a)	$21.55	$22.02	$24.88	$21.55	$24.88
Full-time employees	51,100	50,800	48,900	51,100	48,900
Common shares outstanding (in thousands)	808,280	808,103	825,821	808,280	825,821
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2022	June 30, 2022	Dec. 31, 2021
Average liquidity coverage ratio (“LCR”)	116%	111%	109%

Regulatory capital ratios: (e)
Advanced:
Common Equity Tier 1 (“CET1”) ratio	10.1%	10.0%	11.4%
Tier 1 capital ratio	13.0	12.8	14.2
Total capital ratio	13.7	13.6	15.0
Standardized:
CET1 ratio	10.0%	10.1%	11.2%
Tier 1 capital ratio	12.8	12.9	14.0
Total capital ratio	13.7	13.8	14.9

Tier 1 leverage ratio	5.4%	5.2%	5.5%
Supplementary leverage ratio (“SLR”)	6.3	6.2	6.6

BNY Mellon shareholders’ equity to total assets ratio	9.3%	9.1%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	8.2	8.0	8.6
(a)    Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.
(b)    See “Net interest revenue” on page 11 for a reconciliation of this Non-GAAP measure.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.4 trillion at Sept. 30, 2022, $1.5 trillion at June 30, 2022 and $1.7 trillion at Sept. 30, 2021.
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

Overview

Established in 1784 by Alexander Hamilton, we were the first company listed on the New York Stock Exchange (NYSE: BK). With a history of more than 235 years, BNY Mellon is a global company dedicated to helping its clients manage and service their financial assets throughout the investment life cycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment and wealth management and investment services in 35 countries.

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

Key third quarter 2022 and subsequent events

Alcentra

On Nov. 1, 2022, we completed the sale of BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”). At Sept. 30, 2022, Alcentra had $32 billion in AUM concentrated in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies.

Leadership succession

In July 2022, we announced that Dermot McDonogh was appointed to the position of Chief Financial Officer (“CFO”), effective Feb. 1, 2023, succeeding Emily Portney, who has served in that role since July 19, 2020. Mr. McDonogh joined BNY Mellon on Nov. 1, 2022. Ms. Portney will continue serving as CFO through Jan. 31, 2023, at which time she will assume a new position leading the Company’s Treasury Services, Credit Services and Clearance & Collateral Management businesses.

4 BNY Mellon

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

Goodwill impairment

In the third quarter of 2022, we recorded a $680 million impairment of the goodwill associated with the Investment Management reporting unit, which was driven by lower market values and a higher discount rate. This goodwill impairment represents a non-cash charge and did not affect BNY Mellon’s liquidity position, tangible common equity or regulatory capital ratios. See “Critical accounting estimates” for additional information.

Highlights of third quarter 2022 results

Net income applicable to common shareholders was $319 million, or $0.39 per diluted common share, in the third quarter of 2022, including the impact of notable items. Notable items in the third quarter of 2022 include goodwill impairment in the Investment Management reporting unit, a disposal gain (reflected in investment and other revenue), severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $983 million (Non-GAAP), or $1.21 (Non-GAAP) per diluted common share, in the third quarter of 2022. Net income applicable to common shareholders was $881 million, or $1.04 per diluted common share, in the third quarter of 2021, including the impact of notable items. Notable items in the third quarter of 2021 include litigation reserves, gains on disposals (reflected in investment and other revenue) and severance expense. Excluding notable items, net income applicable to common shareholders was $926 million (Non-GAAP), or $1.09 (Non-GAAP) per diluted common share, in the third quarter of 2021.

The highlights below are based on the third quarter of 2022 compared with the third quarter of 2021, unless otherwise noted.

•Total revenue of $4.3 billion increased 6%, primarily reflecting:
•Fee and other revenue decreased 1%, primarily reflecting:
•Fee revenue decreased 1%, primarily reflecting lower market values, the unfavorable impact of a stronger U.S. dollar, the impact of lost business in the prior year in both Pershing and Corporate Trust and an unfavorable change in the mix of AUM, partially offset by lower money market fee waivers and higher client activity. (See “Fee and other revenue” beginning on page 7.)
•Investment and other revenue decreased primarily reflecting strategic equity investment gains recorded in the third quarter of 2021, partially offset by higher other trading revenue and higher disposal gains. (See “Fee and other revenue” beginning on page 7.)
•Net interest revenue increased 44%, primarily reflecting higher interest rates on interest-earning assets, partially offset by higher funding expense and lower interest-earning assets. (See “Net interest revenue” on page 11.)
•Provision for credit losses was a benefit of $30 million, primarily reflecting reserve releases related to cash balances with exposure to Russia and a modest benefit from our commercial real estate portfolio. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 31.)
•Noninterest expense increased 26%, primarily reflecting the goodwill impairment in the Investment Management reporting unit. Excluding notable items, noninterest expense increased 4% (Non-GAAP), primarily reflecting higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. (See “Noninterest expense” on page 14.)
•Effective tax rate of 38.4% or 19.5% (Non-GAAP) excluding notable items, primarily the goodwill impairment. (See “Income taxes” on page 14.)
•Return on common equity (“ROE”) was 3.5% for the third quarter of 2022. Excluding notable items, the adjusted ROE was 10.9% (Non-GAAP) for the third quarter of 2022.
BNY Mellon 5

•Return on tangible common equity (“ROTCE”) was 7.5% (Non-GAAP) for the third quarter of 2022. Excluding notable items, the adjusted ROTCE was 22.4% (Non-GAAP) for the third quarter of 2022.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $42.2 trillion decreased 7%, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by client inflows and net new business.
•AUM of $1.8 trillion decreased 23%, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

Capital and liquidity

•Our CET1 ratio calculated under the Standardized Approach was 10.0% at Sept. 30, 2022 and 10.0% at June 30, 2022 under the Advanced Approaches, as unrealized losses on securities available-for-sale, foreign currency translation and capital deployed through dividends were offset by capital generated through earnings and lower risk-weighted assets (“RWA”). (See “Capital” beginning on page 37.)
•Tier 1 leverage was 5.4% at Sept. 30, 2022, compared with 5.2% at June 30, 2022. The increase was driven by lower average assets, partially offset by the decrease in capital. (See “Capital” beginning on page 37.)
•Dividends to common shareholders were $303 million (including dividend-equivalents on share-based awards).
Highlights of our principal business segments

Securities Services
•Total revenue increased 13%.
•Income before income taxes increased 67%, or 32% (Non-GAAP) excluding notable items, primarily litigation reserves in 3Q21.
•Pre-tax operating margin of 25%.

Market and Wealth Services
•Total revenue increased 17%.
•Income before income taxes increased 21%.
•Pre-tax operating margin of 46%.

Investment and Wealth Management
•Total revenue decreased 16%.
•Income before income taxes decreased 243%, or 48% (Non-GAAP) excluding notable items.
•Pre-tax operating margin of (57)%; adjusted pre-tax operating margin – Non-GAAP of 24%.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of these Non-GAAP measure. See “Review of business segments” and Note 19 of the Notes to Consolidated Financial Statements for additional information on our business segments.
6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD22
(dollars in millions, unless otherwise noted)				3Q22 vs.				vs.
	3Q22	2Q22	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Investment services fees	$2,157	$2,206	$2,091	(2)%	3%	$6,356	$6,223	2%
Investment management and performance fees (a)	800	833	913	(4)	(12)	2,516	2,692	(7)
Foreign exchange revenue	203	222	185	(9)	10	632	600	5
Financing-related fees	43	44	48	(2)	(10)	132	147	(10)
Distribution and servicing fees	33	34	28	(3)	18	97	84	15
Total fee revenue	3,236	3,339	3,265	(3)	(1)	9,733	9,746	—
Investment and other revenue	117	91	129	N/M	N/M	278	229	N/M
Total fee and other revenue	$3,353	$3,430	$3,394	(2)%	(1)%	$10,011	$9,975	—%

Fee revenue as a percentage of total revenue	76%	78%	81%			78%	82%

AUC/A at period end (in trillions) (b)	$42.2	$43.0	$45.3	(2)%	(7)%	$42.2	$45.3	(7)%
AUM at period end (in billions) (c)	$1,776	$1,937	$2,310	(8)%	(23)%	$1,776	$2,310	(23)%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2022, $1.5 trillion at June 30, 2022 and $1.7 trillion at Sept. 30, 2021.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue decreased 1% compared with the third quarter of 2021 and 3% compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects lower investment management and performance fees, partially offset by higher investment services fees and foreign exchange revenue. The decrease compared with the second quarter of 2022 primarily reflects lower investment services fees, investment management and performance fees and foreign exchange revenue.

Investment and other revenue decreased $12 million compared with the third quarter of 2021 and increased $26 million compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects strategic equity investment gains recorded in the third quarter of 2021, partially offset by higher other trading revenue and higher disposal gains. The increase compared with the second quarter of 2022 primarily reflects a gain on disposal, higher other trading revenue and improved seed capital results, partially offset by strategic equity investment gains recorded in the second quarter of 2022.

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

The following table presents the impact of money market fee waivers on our consolidated fee revenue, net of distribution and servicing expense. In the third quarter of 2022, the net impact of money market fee waivers was $22 million, down from $66 million in the second quarter of 2022, driven by higher interest rates.

BNY Mellon 7

Money market fee waivers
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
Investment services fees (see table below)	$(1)	$(26)	$(142)	$(153)	$(399)
Investment management and performance fees	(21)	(40)	(109)	(146)	(313)
Distribution and servicing fees	—	(2)	(11)	(13)	(37)
Total fee revenue	(22)	(68)	(262)	(312)	(749)
Less: Distribution and servicing expense	—	2	29	25	76
Net impact of money market fee waivers	$(22)	$(66)	$(233)	$(287)	$(673)

Impact to investment services fees by line of business: (a)
Asset Servicing	$—	$—	$(29)	$(19)	$(74)
Issuer Services	—	(1)	(17)	(12)	(44)
Pershing	(1)	(25)	(86)	(116)	(254)
Treasury Services	—	—	(10)	(6)	(27)
Total impact to investment services fees by line of business	$(1)	$(26)	$(142)	$(153)	$(399)

Impact to fee revenue by line of business: (a)
Asset Servicing	$—	$(1)	$(47)	$(29)	$(126)
Issuer Services	(1)	(1)	(22)	(16)	(59)
Pershing	(1)	(29)	(102)	(137)	(295)
Treasury Services	—	—	(13)	(8)	(38)
Investment Management	(20)	(37)	(76)	(120)	(222)
Wealth Management	—	—	(2)	(2)	(9)
Total impact to fee revenue by line of business	$(22)	$(68)	$(262)	$(312)	$(749)
(a)    The line of business revenue for management reporting purposes reflects the impact of revenue transferred between the businesses.

Investment services fees

Investment services fees increased 3% compared with the third quarter of 2021 and decreased 2% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects lower money market fee waivers and higher client activity, partially offset by lower market values, the impact of lost business in the prior year in Pershing and Corporate Trust and the unfavorable impact of a stronger U.S. dollar. The decrease compared with the second quarter of 2022 primarily reflects lower depositary receipts revenue, lower market values, and the unfavorable impact of a stronger U.S. dollar, partially offset by lower money market fee waivers.

AUC/A totaled $42.2 trillion at Sept. 30, 2022, a decrease of 7% compared with Sept. 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by client inflows and net new business.
AUC/A consisted of 33% equity securities and 67% fixed income securities at Sept. 30, 2022, and 37% equity securities and 63% fixed income securities at Sept. 30, 2021.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 12% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects lower market values, the unfavorable impact of a stronger U.S. dollar, an unfavorable change in the mix of AUM and lower equity income, partially offset by lower money market fee waivers. The decrease compared with the second quarter of 2022 primarily reflects lower market values, the unfavorable impact of a stronger U.S. dollar and lower equity income, partially offset by lower money market fee waivers. Performance fees were $10 million in the third quarter of 2022, $21 million in the third quarter of 2021 and $5 million in the second quarter of 2022. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 8% compared with the third quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of Non-GAAP measures.

8 BNY Mellon

AUM was $1.8 trillion at Sept. 30, 2022, a decrease of 23% compared with Sept. 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 10% compared with the third quarter of 2021 and decreased 9% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher volatility. The decrease compared with the second quarter of 2022 reflects lower volumes, partially offset by higher volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

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
BNY Mellon 9

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
(Loss) income from consolidated investment management funds	$(7)	$(24)	$(7)	$(51)	$23
Seed capital (losses) gains (a)	(11)	(24)	7	(43)	28
Other trading revenue	65	45	20	115	12
Renewable energy investment (losses)	(44)	(44)	(42)	(132)	(164)
Corporate/bank-owned life insurance	32	28	33	93	95
Other investments gains (b)	13	78	70	152	104
Disposal gains	37	—	7	37	13
Expense reimbursements from joint venture	27	26	25	80	73
Other income	4	6	14	22	41
Net securities gains	1	—	2	5	4
Total investment and other revenue	$117	$91	$129	$278	$229
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

Investment and other revenue was $117 million in the third quarter of 2022 compared with $129 million in the third quarter of 2021 and $91 million in the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects strategic equity investment gains recorded in the third quarter of 2021, partially offset by higher other trading revenue and higher disposal gains. The increase compared with the second quarter of 2022 primarily reflects a gain on disposal, higher other trading revenue and improved seed capital results, partially offset by strategic equity investment gains recorded in the second quarter of 2022.

Year-to-date 2022 compared with year-to-date 2021

Fee revenue decreased slightly compared with the first nine months of 2021, primarily reflecting lower investment management and performance fees, partially offset by higher investment services fees and foreign exchange revenue. The 7% decrease in investment management and performance fees primarily reflects the unfavorable impact of a stronger U.S. dollar, lower market values, an unfavorable change in the mix of AUM and lower equity income, partially offset by lower money market fee waivers. The 2% increase in investment services fees primarily reflects lower money market fee waivers and higher client activity, partially offset by the impact of lost business in the prior year in Pershing and Corporate Trust and the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022. The 5% increase in foreign exchange revenue primarily reflects higher volatility.

Investment and other revenue increased $49 million compared with the first nine months of 2021, primarily reflecting higher strategic equity investment gains and other trading revenue, a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021 and higher disposal gains, partially offset by lower seed capital results.
10 BNY Mellon

Net interest revenue

Net interest revenue								YTD22
				3Q22 vs.				vs.
(dollars in millions)	3Q22	2Q22	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Net interest revenue	$926	$824	$641	12%	44%	$2,448	$1,941	26%
Add: Tax equivalent adjustment	3	3	3	N/M	N/M	9	9	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$929	$827	$644	12%	44%	$2,457	$1,950	26%

Average interest-earning assets	$352,062	$370,782	$381,065	(5)%	(8)%	$365,279	$388,823	(6)%

Net interest margin	1.05%	0.89%	0.67%	16	bps	38	bps	0.89%	0.67%	22	bps
Net interest margin (FTE) – Non-GAAP (a)	1.05%	0.89%	0.68%	16	bps	37	bps	0.90%	0.67%	23	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 44% compared with the third quarter of 2021 and 12% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher interest rates on interest-earning assets, partially offset by higher funding expense and lower interest-earning assets. The increase compared with the second quarter of 2022 primarily reflects higher interest rates on interest-earning assets, partially offset by higher funding expense.

Net interest margin increased 38 basis points compared with the third quarter of 2021 and 16 basis points compared with the second quarter of 2022. The changes compared with the third quarter of 2021 and the second quarter of 2022 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 8% compared with the third quarter of 2021 and 5% compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, securities and federal funds sold and securities purchased under resale agreements balances. The decrease was partially offset by larger loan balances. The decrease compared with the second quarter of 2022 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks and securities balances.
Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2022. Approximately 40% of the average non-U.S. dollar deposits in the third quarter of 2022 were euro-denominated.

Year-to-date 2022 compared with year-to-date 2021

Net interest revenue increased 26% compared with the first nine months of 2021, primarily driven by higher interest rates on interest-earning assets and a change in asset mix, partially offset by higher funding expense and lower interest-earning assets. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets decreased 6% compared with the first nine months of 2021. The decrease primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, securities, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements balances. The decrease was partially offset by larger loan balances.
BNY Mellon 11

Average balances and interest rates	Quarter ended
	Sept. 30, 2022			June 30, 2022			Sept. 30, 2021
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$91,836	$288	1.23%	$102,844	$99	0.38%	$108,110	$(21)	(0.07)%
Interest-bearing deposits with banks	16,298	67	1.62	18,097	33	0.74	20,465	12	0.22
Federal funds sold and securities purchased under resale agreements (a)	22,971	321	5.55	24,212	116	1.91	29,304	32	0.44
Loans	68,082	581	3.39	69,036	370	2.15	61,206	238	1.55
Securities:
U.S. government obligations	40,829	179	1.75	41,267	110	1.07	36,255	67	0.73
U.S. government agency obligations	62,819	300	1.91	64,939	258	1.59	70,199	234	1.34
State and political subdivisions (b)	1,982	12	2.39	2,065	11	2.13	2,628	13	2.07
Other securities (b)	42,642	204	1.90	43,635	142	1.31	47,334	112	0.94
Total investment securities (b)	148,272	695	1.87	151,906	521	1.37	156,416	426	1.09
Trading securities (b)	4,603	35	3.06	4,687	23	1.91	5,564	9	0.53
Total securities (b)	152,875	730	1.91	156,593	544	1.39	161,980	435	1.07
Total interest-earning assets (b)	$352,062	$1,987	2.24%	$370,782	$1,162	1.25%	$381,065	$696	0.73%
Noninterest-earning assets	63,608			66,841			65,696
Total assets	$415,670			$437,623			$446,761

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$203,659	$488	0.95%	$219,124	$90	0.16%	$233,363	$(44)	(0.08)%
Federal funds purchased and securities sold under repurchase agreements (a)	12,297	250	8.05	12,610	77	2.47	13,415	2	0.08
Trading liabilities	3,550	23	2.52	3,231	10	1.25	2,821	1	0.11
Other borrowed funds	504	1	1.15	437	2	2.14	383	3	2.53
Commercial paper	5	—	2.34	5	—	1.61	11	—	0.07
Payables to customers and broker-dealers	18,030	48	1.07	16,592	9	0.21	16,648	(1)	(0.01)
Long-term debt	28,449	248	3.43	26,195	147	2.22	25,751	91	1.39
Total interest-bearing liabilities	$266,494	$1,058	1.57%	$278,194	$335	0.48%	$292,392	$52	0.07%
Total noninterest-bearing deposits	84,804			91,893			85,581
Other noninterest-bearing liabilities	23,547			26,354			24,164
Total liabilities	374,845			396,441			402,137
Total The Bank of New York Mellon Corporation shareholders’ equity	40,780			41,037			44,296
Noncontrolling interests	45			145			328
Total liabilities and equity	$415,670			$437,623			$446,761
Net interest revenue (FTE) – Non-GAAP (b)(c)		$929			$827			$644
Net interest margin (FTE) – Non-GAAP (b)(c)			1.05%			0.89%			0.68%
Less: Tax equivalent adjustment		3			3			3
Net interest revenue – GAAP		$926			$824			$641
Net interest margin – GAAP			1.05%			0.89%			0.67%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $35 billion for the third quarter of 2022, $33 billion for the second quarter of 2022 and $47 billion for the third quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 2.21% for the third quarter of 2022, 0.80% for the second quarter of 2022 and 0.17% for the third quarter of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 2.11% for the third quarter of 2022, 0.68% for the second quarter of 2022 and 0.02% for the third quarter of 2021. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.

12 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2022			Sept. 30, 2021
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$98,310	$389	0.52%	$116,136	$(62)	(0.07)%
Interest-bearing deposits with banks	17,189	114	0.88	21,411	37	0.23
Federal funds sold and securities purchased under resale agreements (a)	24,715	474	2.56	28,783	89	0.41
Loans	67,980	1,211	2.38	59,521	705	1.58
Securities:
U.S. government obligations	40,988	363	1.19	32,770	189	0.77
U.S. government agency obligations	64,922	803	1.65	73,516	749	1.36
State and political subdivisions (b)	2,126	36	2.22	2,641	39	1.97
Other securities (b)	43,929	461	1.40	47,273	340	0.96
Total investment securities (b)	151,965	1,663	1.46	156,200	1,317	1.13
Trading securities (b)	5,120	79	2.07	6,772	39	0.76
Total securities (b)	157,085	1,742	1.48	162,972	1,356	1.11
Total interest-earning assets (b)	$365,279	$3,930	1.44%	$388,823	$2,125	0.73%
Noninterest-earning assets	65,795			64,283
Total assets	$431,074			$453,106

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$215,271	$541	0.34%	$239,272	$(130)	(0.07)%
Federal funds purchased and securities sold under repurchase agreements (a)	12,589	339	3.60	14,152	(6)	(0.05)
Trading liabilities	3,385	37	1.46	2,445	6	0.32
Other borrowed funds	467	6	1.85	337	6	2.27
Commercial paper	5	—	1.41	4	—	0.07
Payables to customers and broker-dealers	17,099	57	0.45	17,047	(2)	(0.01)
Long-term debt	26,754	493	2.44	25,740	301	1.55
Total interest-bearing liabilities	$275,570	$1,473	0.71%	$298,997	$175	0.08%
Total noninterest-bearing deposits	88,952			84,945
Other noninterest-bearing liabilities	25,097			24,010
Total liabilities	389,619			407,952
Total The Bank of New York Mellon Corporation shareholders’ equity	41,321			44,827
Noncontrolling interests	134			327
Total liabilities and equity	$431,074			$453,106
Net interest revenue (FTE) – Non-GAAP (b)(c)		$2,457			$1,950
Net interest margin (FTE) – Non-GAAP (b)(c)			0.90%			0.67%
Less: Tax equivalent adjustment		9			9
Net interest revenue – GAAP		$2,448			$1,941
Net interest margin – GAAP			0.89%			0.67%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $40 billion for the first nine months of 2022 and $42 billion for the first nine months of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 0.98% for the first nine months of 2022 and 0.17% for the first nine months of 2021. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 0.86% for the first nine months of 2022 and (0.01)% for the first nine months of 2021. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 11 for the reconciliation of this Non-GAAP measure.

BNY Mellon 13

Noninterest expense

Noninterest expense								YTD22
				3Q22 vs.				vs.
(dollars in millions)	3Q22	2Q22	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Staff	$1,673	$1,623	$1,584	3%	6%	$4,998	$4,704	6%
Software and equipment	421	405	372	4	13	1,225	1,099	11
Professional, legal and other purchased services	363	379	363	(4)	—	1,112	1,069	4
Sub-custodian and clearing	124	131	129	(5)	(4)	373	385	(3)
Net occupancy	124	125	120	(1)	3	371	365	2
Distribution and servicing	88	90	76	(2)	16	257	223	15
Bank assessment charges	35	37	34	(5)	3	107	103	4
Business development	34	43	22	(21)	55	107	63	70
Goodwill impairment	680	—	—	N/M	N/M	680	—	N/M
Amortization of intangible assets	17	17	19	—	(11)	51	63	(19)
Other	120	262	199	(54)	(40)	516	473	9
Total noninterest expense	$3,679	$3,112	$2,918	18%	26%	$9,797	$8,547	15%

Full-time employees at period end	51,100	50,800	48,900	1%	4%	51,100	48,900	4%

Total noninterest expense increased 26% compared with the third quarter of 2021 and increased 18% compared with the second quarter of 2022, primarily reflecting goodwill impairment in the Investment Management reporting unit. Excluding notable items, noninterest expense increased 4% (Non-GAAP) compared with the third quarter of 2021, primarily reflecting higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Excluding notable items, noninterest expense decreased 1% (Non-GAAP) compared with the second quarter of 2022, primarily reflecting the favorable impact of a stronger U.S. dollar.

Year-to-date 2022 compared with year-to-date 2021

Noninterest expense increased 15% compared with the first nine months of 2021, primarily reflecting goodwill impairment in the Investment Management reporting unit. Excluding notable items, noninterest expense increased 6% (Non-GAAP), primarily reflecting higher investments in growth, infrastructure and efficiency initiatives and higher revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.

Income taxes

BNY Mellon recorded an income tax provision of $242 million in the third quarter of 2022. The effective tax rate was 38.4% in the third quarter of 2022, or 19.5% (Non-GAAP) excluding notable items, primarily goodwill impairment. The income tax provision was $219 million (18.8% effective tax rate) in the third quarter of 2021 and $231 million (21.1% effective tax rate) in the second quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.
14 BNY Mellon

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the third quarter of 2022.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases, reflecting the vesting of long-term stock awards for retirement-eligible employees. Prior to 2022, in the third quarter, staff expense typically increased, reflecting the annual employee merit increase. In 2022, this increase was reflected in the second quarter.
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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by the global market fluctuations. At Sept. 30, 2022, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY Mellon 15

Securities Services business segment

										YTD22
(dollars in millions, unless otherwise noted)						3Q22 vs.				vs.
	3Q22	2Q22	1Q22	4Q21	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Revenue:
Investment services fees:
Asset Servicing	$953	$995	$999	$984	$979	(4)%	(3)%	$2,947	$2,892	2%
Issuer Services	288	309	141	253	281	(7)	2	738	808	(9)
Total investment services fees	1,241	1,304	1,140	1,237	1,260	(5)	(2)	3,685	3,700	—
Foreign exchange revenue	132	155	148	148	125	(15)	6	435	426	2
Other fees (a)	52	54	41	28	30	(4)	73	147	85	73
Total fee revenue	1,425	1,513	1,329	1,413	1,415	(6)	1	4,267	4,211	1
Investment and other revenue	111	36	74	53	73	N/M	N/M	221	141	N/M
Total fee and other revenue	1,536	1,549	1,403	1,466	1,488	(1)	3	4,488	4,352	3
Net interest revenue	538	457	377	367	349	18	54	1,372	1,059	30
Total revenue	2,074	2,006	1,780	1,833	1,837	3	13	5,860	5,411	8
Provision for credit losses	(6)	13	(10)	(7)	(19)	N/M	N/M	(3)	(127)	N/M
Noninterest expense (excluding amortization of intangible assets)	1,549	1,647	1,502	1,481	1,535	(6)	1	4,698	4,339	8
Amortization of intangible assets	8	9	8	9	8	(11)	—	25	23	9
Total noninterest expense	1,557	1,656	1,510	1,490	1,543	(6)	1	4,723	4,362	8
Income before income taxes	$523	$337	$280	$350	$313	55%	67%	$1,140	$1,176	(3)%

Pre-tax operating margin	25%	17%	16%	19%	17%			19%	22%

Securities lending revenue (b)	$48	$45	$39	$45	$45	7%	7%	$132	$128	3%

Total revenue by line of business:
Asset Servicing	$1,596	$1,534	$1,512	$1,456	$1,437	4%	11%	$4,642	$4,243	9%
Issuer Services	478	472	268	377	400	1	20	1,218	1,168	4
Total revenue by line of business	$2,074	$2,006	$1,780	$1,833	$1,837	3%	13%	$5,860	$5,411	8%

Selected average balances:
Average loans	$11,573	$11,386	$10,150	$9,764	$8,389	2%	38%	$11,042	$8,416	31%
Average deposits	$176,328	$191,191	$192,156	$200,272	$198,680	(8)%	(11)%	$186,500	$200,553	(7)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$30.0	$31.0	$33.7	$34.6	$33.8	(3)%	(11)%
Market value of securities on loan at period end (in billions) (d)	$435	$441	$449	$447	$443	(1)%	(2)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.4 trillion at Sept. 30, 2022, $1.5 trillion at June 30, 2022 and $1.7 trillion at March 31, 2022, Dec. 31, 2021 and Sept. 30, 2021.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $75 billion at Sept. 30, 2022, $70 billion at June 30, 2022, $78 billion at March 31, 2022, $71 billion at Dec. 31, 2021 and $68 billion at Sept. 30, 2021.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $30.0 trillion of AUC/A at Sept. 30, 2022. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back
16 BNY Mellon

capabilities and data and analytics solutions for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.0 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $30.0 trillion decreased 11% compared with Sept. 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by client inflows and net new business.

Total revenue of $2.1 billion increased 13% compared with the third quarter of 2021 and 3% compared with the second quarter of 2022. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.6 billion increased 11% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher net interest revenue and lower money market fee waivers, partially offset by lower market values. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue and a disposal gain, partially offset by lower market values and the unfavorable impact of a stronger U.S. dollar.
Issuer Services revenue of $478 million increased 20% compared with the third quarter of 2021 and 1% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher net interest revenue and lower money market fee waivers, partially offset by the impact of lost business in the prior year in Corporate Trust and lower Depositary Receipts revenue. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue in Corporate Trust, partially offset by lower Depositary Receipts revenue.

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

Noninterest expense of $1.6 billion increased 1% compared with the third quarter of 2021 and decreased 6% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher investments in growth, infrastructure and efficiency initiatives, as well as the impact of inflation, partially offset by lower litigation reserves and the favorable impact of a stronger U.S. dollar. The decrease compared with the second quarter of 2022 primarily reflects lower litigation reserves.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $5.9 billion increased 8% compared with the first nine months of 2021. Asset Servicing revenue of $4.6 billion increased 9%, primarily reflecting higher net interest revenue, lower money market fee waivers, higher client activity and a disposal gain, partially offset by the unfavorable impact of a stronger U.S. dollar. Issuer Services revenue of $1.2 billion increased 4%, primarily reflecting higher net interest revenue and lower money market fee waivers in Corporate Trust, partially offset by accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022 and the impact of lost business in the prior year in Corporate Trust.

BNY Mellon 17

Noninterest expense of $4.7 billion increased 8% compared with the first nine months of 2021, primarily reflecting investments in growth, infrastructure and efficiency initiatives, higher revenue-related expenses and litigation reserves, as well as inflation, partially offset by the favorable impact of a stronger U.S. dollar.

Market and Wealth Services business segment

										YTD22
(dollars in millions, unless otherwise noted)						3Q22 vs.				vs.
	3Q22	2Q22	1Q22	4Q21	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Revenue:
Investment services fees:
Pershing	$494	$479	$433	$412	$427	3%	16%	$1,406	$1,325	6%
Treasury Services	173	176	170	170	168	(2)	3	519	492	5
Clearance and Collateral Management	239	240	243	236	228	—	5	722	682	6
Total investment services fees	906	895	846	818	823	1	10	2,647	2,499	6
Foreign exchange revenue	20	22	26	21	23	(9)	(13)	68	67	1
Other fees (a)	49	46	34	31	31	7	58	129	100	29
Total fee revenue	975	963	906	870	877	1	11	2,844	2,666	7
Investment and other revenue	14	11	—	6	13	N/M	N/M	25	41	N/M
Total fee and other revenue	989	974	906	876	890	2	11	2,869	2,707	6
Net interest revenue	378	340	296	297	283	11	34	1,014	861	18
Total revenue	1,367	1,314	1,202	1,173	1,173	4	17	3,883	3,568	9
Provision for credit losses	(1)	4	(2)	(3)	(16)	N/M	N/M	1	(64)	N/M
Noninterest expense (excluding amortization of intangible assets)	735	700	706	670	665	5	11	2,141	1,985	8
Amortization of intangible assets	2	2	2	4	3	—	(33)	6	17	(65)
Total noninterest expense	737	702	708	674	668	5	10	2,147	2,002	7
Income before income taxes	$631	$608	$496	$502	$521	4%	21%	$1,735	$1,630	6%

Pre-tax operating margin	46%	46%	41%	43%	44%			45%	46%

Total revenue by line of business:
Pershing	$658	$636	$570	$553	$566	3%	16%	$1,864	$1,761	6%
Treasury Services	390	373	338	331	326	5	20	1,101	962	14
Clearance and Collateral Management	319	305	294	289	281	5	14	918	845	9
Total revenue by line of business	$1,367	$1,314	$1,202	$1,173	$1,173	4%	17%	$3,883	$3,568	9%

Selected average balances:
Average loans	$40,882	$42,391	$42,113	$40,812	$39,041	(4)%	5%	$41,791	$37,513	11%
Average deposits	$90,612	$94,716	$95,704	$100,653	$101,253	(4)%	(11)%	$93,658	$103,720	(10)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$12.0	$11.8	$11.6	$11.8	$11.2	2%	7%

Pershing:
AUC/A at period end (in trillions)	$2.1	$2.2	$2.5	$2.6	$2.6	(5)%	(19)%
Net new assets (U.S. platform) (in billions) (c)	$45	$16	$18	$69	$13	N/M	N/M
Average active clearing accounts (in thousands)	7,466	7,432	7,432	7,334	7,259	—%	3%

Treasury Services:
Average daily U.S. dollar payment volumes	234,468	237,763	240,403	245,634	232,144	(1)%	1%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,457	$5,207	$5,026	$4,972	$4,516	5%	21%
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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.5 trillion serviced globally, including approximately $4.4 trillion of the U.S. tri-party repo market at Sept. 30, 2022.

Review of financial results

AUC/A of $12.0 trillion increased 7% compared with Sept. 30, 2021, primarily reflecting net client inflows, partially offset by lower market values and the impact of a stronger U.S. dollar.

Total revenue of $1.4 billion increased 17% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $658 million increased 16% compared with the third quarter of 2021 and 3% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects lower money market fee waivers and higher client activity, partially offset by the impact of prior year lost business. The increase compared with the second quarter of 2022 primarily reflects lower money market fee waivers.

Treasury Services revenue of $390 million increased 20% compared with the third quarter of 2021 and 5% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher net interest revenue and lower money market fee waivers. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue.

Clearance and Collateral Management revenue of $319 million increased 14% compared with the third quarter of 2021 and 5% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher net interest revenue and clearance volumes. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue.

Noninterest expense of $737 million increased 10% compared with the third quarter of 2021 and 5% compared with the second quarter of 2022. The increase compared with the third quarter of 2021 primarily reflects higher investments in growth, infrastructure and efficiency initiatives, as well as the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar. The increase compared with the second quarter of 2022 primarily reflects higher staff expense.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $3.9 billion increased 9% compared with the first nine months of 2021. Pershing revenue of $1.9 billion increased 6%, primarily reflecting lower money market fee waivers and growth from existing clients, partially offset by the impact of prior year lost business. Treasury Services revenue of $1.1 billion increased 14%, primarily reflecting higher net interest revenue and lower money market fee waivers.
BNY Mellon 19

Clearance and Collateral Management revenue of $918 million increased 9%, primarily reflecting higher net interest revenue and clearance volumes.

Noninterest expense of $2.1 billion increased 7% compared with the first nine months of 2021, primarily reflecting higher investments in growth, infrastructure and efficiency initiatives, including the impact of inflation, partially offset by the favorable impact of a stronger U.S. dollar.

Investment and Wealth Management business segment

												YTD22
							3Q22 vs.					vs.
(dollars in millions)	3Q22		2Q22	1Q22	4Q21	3Q21	2Q22	3Q21	YTD22		YTD21	YTD21
Revenue:
Investment management fees	$788		$825	$848	$864	$893	(4)%	(12)%	$2,461		$2,619	(6)%
Performance fees	10		5	34	32	21	N/M	(52)	49		75	(35)
Investment management and performance fees (a)	798		830	882	896	914	(4)	(13)	2,510		2,694	(7)
Distribution and servicing fees	55		51	32	28	28	8	96	138		84	64
Other fees (b)	(45)		(31)	1	22	20	N/M	N/M	(75)		58	N/M
Total fee revenue	808		850	915	946	962	(5)	(16)	2,573		2,836	(9)
Investment and other revenue (c)	(3)		(13)	(8)	23	23	N/M	N/M	(24)		44	N/M
Total fee and other revenue (c)	805		837	907	969	985	(4)	(18)	2,549		2,880	(11)
Net interest revenue	57		62	57	51	47	(8)	21	176		142	24
Total revenue	862		899	964	1,020	1,032	(4)	(16)	2,725		3,022	(10)
Provision for credit losses	3		—	(3)	(6)	(7)	N/M	N/M	—		(7)	N/M
Noninterest expense (excluding goodwill impairment and amortization of intangible assets)	669		685	748	741	684	(2)	(2)	2,102		2,055	2
Goodwill impairment	680		—	—	—	—	N/M	N/M	680		—	N/M
Amortization of intangible assets	7		6	7	7	7	17	—	20		22	(9)
Total noninterest expense	1,356		691	755	748	691	96	96	2,802		2,077	35
(Loss) income before income taxes (d)	$(497)		$208	$212	$278	$348	(339)%	(243)%	$(77)		$952	(108)%

Pre-tax operating margin	(57)%		23%	22%	27%	34%			(3)%		31%
Adjusted pre-tax operating margin – Non-GAAP (e)	(64)%	(f)	26%	24%	29%	36%			(3)%	(f)	34%

Total revenue by line of business:
Investment Management	$579		$603	$658	$709	$727	(4)%	(20)%	$1,840		$2,125	(13)%
Wealth Management	283		296	306	311	305	(4)	(7)	885		897	(1)
Total revenue by line of business	$862		$899	$964	$1,020	$1,032	(4)%	(16)%	$2,725		$3,022	(10)%

Average balances:
Average loans	$14,482		$14,087	$13,228	$12,737	$12,248	3%	18%	$13,937		$11,912	17%
Average deposits	$17,225		$20,802	$22,501	$18,374	$17,270	(17)%	—%	$20,157		$17,964	12%
(a)    On a constant currency basis, investment management and performance fees decreased 8% (Non-GAAP) compared with the third quarter of 2021. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
(d)    Excluding notable items, income before income taxes decreased 48% (Non-GAAP) compared with the third quarter of 2021, 13% (Non-GAAP) compared with the second quarter of 2022 and 37% (Non-GAAP) compared with the first nine months of 2021. See “Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for information on this Non-GAAP measure.
(e)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
(f)    Excluding notable items and net of distribution and servicing expense, the adjusted pre-tax operating margin was 24% (Non-GAAP) in the third quarter of 2022 and the first nine months of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
20 BNY Mellon

AUM trends						3Q22 vs.
(dollars in billions)	3Q22	2Q22	1Q22	4Q21	3Q21	2Q22	3Q21
AUM by product type: (a)
Equity	$125	$139	$168	$187	$180	(10)%	(31)%
Fixed income	205	226	248	267	269	(9)	(24)
Index	366	387	440	467	436	(5)	(16)
Liability-driven investments	546	641	812	890	843	(15)	(35)
Multi-asset and alternative investments	181	188	215	228	218	(4)	(17)
Cash	353	356	383	395	364	(1)	(3)
Total AUM	$1,776	$1,937	$2,266	$2,434	$2,310	(8)%	(23)%

Changes in AUM: (a)
Beginning balance of AUM	$1,937	$2,266	$2,434	$2,310	$2,320
Net inflows (outflows):
Long-term strategies:
Equity	(5)	(4)	(4)	(4)	(5)
Fixed income	(3)	(1)	(5)	—	1
Liability-driven investments	30	12	17	1	16
Multi-asset and alternative investments	2	(5)	(4)	1	(2)
Total long-term active strategies inflows (outflows)	24	2	4	(2)	10
Index	(1)	12	(5)	(2)	(3)
Total long-term strategies inflows (outflows)	23	14	(1)	(4)	7
Short-term strategies:
Cash	(2)	(26)	(11)	31	7
Total net inflows (outflows)	21	(12)	(12)	27	14
Net market impact	(118)	(241)	(130)	96	4
Net currency impact	(64)	(76)	(26)	1	(28)
Ending balance of AUM	$1,776	$1,937	$2,266	$2,434	$2,310	(8)%	(23)%

Wealth Management client assets (b)	$256	$264	$305	$321	$307	(3)%	(17)%
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

In May 2022, we entered into a definitive agreement to sell Alcentra. At Sept. 30, 2022, Alcentra had $32 billion in AUM concentrated in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies. The transaction was completed on Nov. 1, 2022.
Review of financial results

AUM decreased 23% compared with Sept. 30, 2021, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by net inflows.

Net long-term strategy inflows were $23 billion in the third quarter of 2022, driven by inflows of liability-driven investments. Short-term strategy outflows were $2 billion in the third quarter of 2022. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $862 million decreased 16% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. Investment Management revenue of $579 million decreased 20% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects lower market values, the
BNY Mellon 21

unfavorable impact of a stronger U.S. dollar, an unfavorable change in the mix of AUM, lower equity income and strategic equity investment gains recorded in the third quarter of 2021, partially offset by lower money market fee waivers. The decrease compared with the second quarter of 2022 primarily reflects lower market values, the unfavorable impact of a stronger U.S. dollar and lower equity income, partially offset by lower money market fee waivers.

Wealth Management revenue of $283 million decreased 7% compared with the third quarter of 2021 and 4% compared with the second quarter of 2022. The decrease compared with the third quarter of 2021 primarily reflects lower market values, partially offset by higher net interest revenue.

Revenue generated in the Investment and Wealth Management business segment included 33% from non-U.S. sources in the third quarter of 2022, compared with 38% in the third quarter of 2021 and 35% in the second quarter of 2022.

Noninterest expense of $1.4 billion increased 96% compared with the third quarter of 2021 and second quarter of 2022, primarily reflecting goodwill impairment in the Investment Management reporting unit. Excluding notable items, noninterest expense decreased 2% (Non-GAAP) compared with the third quarter of 2021 and second quarter of 2022, reflecting the favorable impact of a stronger U.S. dollar. The decrease compared with the third quarter of 2021 was partially offset by investments in growth initiatives and higher distribution and servicing expense. See
“Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.

Year-to-date 2022 compared with year-to-date 2021

Total revenue of $2.7 billion decreased 10% compared with the first nine months of 2021. Investment Management revenue of $1.8 billion decreased 13%, primarily reflecting the unfavorable impact of a stronger U.S. dollar, lower seed capital results and market values, an unfavorable change in the mix of AUM, lower equity income and strategic equity investment gains recorded in the third quarter of 2021, partially offset by lower money market fee waivers. Wealth Management revenue of $885 million decreased 1%, primarily reflecting lower market values, partially offset by higher net interest revenue.

Noninterest expense of $2.8 billion increased 35% compared with the first nine months of 2021, primarily reflecting goodwill impairment in the Investment Management reporting unit. Excluding notable items, noninterest expense increased 2% (Non-GAAP) compared with the first nine months of 2021, primarily reflecting investments in growth initiatives and higher distribution and servicing expense, partially offset by the favorable impact of a stronger U.S. dollar. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for the reconciliation of this Non-GAAP measure.

Other segment

(in millions)	3Q22	2Q22	1Q22	4Q21	3Q21	YTD22	YTD21
Fee revenue	$28	$13	$8	$2	$12	$49	$34
Investment and other revenue	(5)	62	12	19	23	69	(4)
Total fee and other revenue	23	75	20	21	35	118	30
Net interest expense	(47)	(35)	(32)	(38)	(38)	(114)	(121)
Total revenue	(24)	40	(12)	(17)	(3)	4	(91)
Provision for credit losses	(26)	30	17	(1)	(3)	21	(16)
Noninterest expense	29	63	33	55	16	125	106
(Loss) before income taxes	$(27)	$(53)	$(62)	$(71)	$(16)	$(142)	$(181)

Average loans and leases	$1,145	$1,172	$1,319	$1,337	$1,528	$1,210	$1,680

See page 22 of our 2021 Annual Report for additional information on the Other segment.

22 BNY Mellon

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $21 million compared with the third quarter of 2021 and $64 million compared with the second quarter of 2022. The decrease compared with the second quarter of 2022 primarily reflects strategic equity gains recorded in the second quarter of 2022.

The provision for credit losses was a benefit of $26 million in the third quarter of 2022, including reserve releases related to cash balances with exposure to Russia.

Noninterest expense increased $13 million compared with the third quarter of 2021 and decreased $34 million compared with the second quarter of 2022. Both variances were primarily driven by staff expense.

Year-to-date 2022 compared with year-to-date 2021

Loss before income taxes decreased $39 million compared with the first nine months of 2021. Total fee and other revenue increased $88 million, primarily reflecting higher strategic equity investment gains and a $39 million impairment for a renewable energy investment recorded in the first quarter of 2021.

The provision for credit losses was $21 million in the first nine months of 2022, primarily related to changes in the macroeconomic forecast and an increase in cash balances with exposure to Russia.

Noninterest expense increased $19 million compared with the first nine months of 2021, primarily reflecting higher staff expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

Critical accounting estimates	Reference
Allowance for credit losses	2021 Annual Report, pages 25-26, and “Allowance for credit losses.”
Goodwill and other intangibles	2021 Annual Report, pages 26-27, and second quarter 2022 Form 10-Q, page 23. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 18 of the Notes to Consolidated Financial Statements.

Goodwill and other intangibles

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. As a result of the annual goodwill impairment test conducted in the second quarter of 2022, no goodwill impairment was recognized.

An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the third quarter of 2022, due to decreases in market values and the related outlook as well as increased market interest rates, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $7.0 billion of allocated goodwill. The fair value of the Investment Management reporting unit was determined to be 7% below its carrying value, resulting in a goodwill impairment charge of $680 million. This goodwill impairment represents a non-cash charge and did not affect BNY Mellon’s liquidity position, tangible common equity or regulatory capital ratios. We determined it was not necessary to perform an interim goodwill impairment test for our other reporting units.

We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept. 30, 2022. The discount rate applied to these cash flows was 10.5% compared with a 10.0% discount rate used in the annual impairment test conducted in the second quarter of 2022. The increase was driven by a higher risk free rate. Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. The cash flow estimates for the Investment Management reporting
BNY Mellon 23

unit are impacted by projections of the level and mix of AUM, market values, operating margins and long-term growth rates. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.

As of Sept. 30, 2022, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At Sept. 30, 2022, total assets were $428 billion, compared with $444 billion at Dec. 31, 2021. The decrease in total assets was primarily driven by lower securities and federal funds sold and securities purchased under resale agreements, partially offset by higher other assets. Deposits totaled $302 billion at Sept. 30, 2022, compared with $320 billion at Dec. 31, 2021. The decrease reflects lower interest-bearing deposits in U.S. offices, noninterest-bearing deposits (principally U.S. offices) and interest-bearing deposits in non-U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 59% at Sept. 30, 2022 and 60% at Dec. 31, 2021.

At Sept. 30, 2022, available funds totaled $150 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $155 billion at Dec. 31, 2021. Total available funds as a percentage of total assets were 35% at Sept. 30, 2022 and Dec. 31, 2021. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $144 billion, or 34% of total assets, at Sept. 30, 2022, compared with $159 billion, or 36% of total assets, at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency residential mortgage-backed securities (“RMBS”), partially offset by higher U.S. Treasury securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $70 billion, or 16% of total assets, at Sept. 30, 2022, compared with $68 billion, or 15% of total assets, at Dec. 31, 2021. The increase was driven by higher loans in nearly all portfolios, partially offset by lower margin loans. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $28 billion at Sept. 30, 2022 and $26 billion at Dec. 31, 2021. Issuances were partially offset by redemptions and maturities and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $40 billion at Sept. 30, 2022 from $43 billion at Dec. 31, 2021. For additional information, see “Capital.”
24 BNY Mellon

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

Country risk exposure at Sept. 30, 2022	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$24.1	$1.0		$0.8	$4.1	$0.5	$30.5
United Kingdom (“UK”)	12.0	0.2		1.3	3.7	2.9	20.1
Belgium	7.5	0.6		0.1	0.1	—	8.3
Canada	—	1.7		0.6	3.6	2.2	8.1
Japan	5.1	0.4		0.1	0.5	0.1	6.2
Luxembourg	0.2	0.2		1.4	0.1	1.5	3.4
Ireland	0.2	0.3		0.3	0.1	2.2	3.1
South Korea	0.1	—		2.4	0.1	0.3	2.9
Singapore	—	0.4		0.1	1.3	1.1	2.9
France	—	—		0.2	2.2	0.4	2.8
Total Top 10 country exposure	$49.2	$4.8		$7.3	$15.8	$11.2	$88.3	(d)

Select country exposure:
Brazil	$—	$—		$0.9	$0.1	$0.2	$1.2
Russia	—	0.2	(e)	—	—	—	0.2
Total select country exposure	$—	$0.2		$0.9	$0.1	$0.2	$1.4
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

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At Sept. 30, 2022, less than 0.1%
of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and record keeping services to manage their exposures.

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

BNY Mellon 25

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2022		3Q22 change in unrealized gain (loss)	Sept. 30, 2022			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
U.S. Treasury	$42,547		$(426)	$41,617	$40,031		96%	$(1,586)		56%	100%	—%	—%	—%	—%
Agency RMBS	42,241		(1,839)	44,081	39,035		89	(5,046)		15	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	12,257		(294)	12,840	12,005		93	(835)		41	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	12,577		(259)	12,280	11,697		95	(583)		20	88	5	6	1	—
Supranational	7,949		(112)	8,429	8,135		97	(294)		62	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	6,046		(43)	6,408	6,181		96	(227)		100	99	—	—	—	1
U.S. government agencies	5,671		(186)	6,386	5,807		91	(579)		35	100	—	—	—	—
Foreign covered bonds (e)	5,831		(74)	5,546	5,293		95	(253)		54	100	—	—	—	—
Non-agency commercial MBS	3,045		(69)	3,270	2,976		91	(294)		52	100	—	—	—	—
Foreign government agencies (f)	2,599		(20)	2,509	2,404		96	(105)		29	92	8	—	—	—
Non-agency RMBS	2,346		(62)	2,306	2,143		93	(163)		50	85	3	—	8	4
State and political subdivisions	2,049		(59)	2,200	1,914		87	(286)		25	90	9	—	—	1
Other asset-backed securities (“ABS”)	1,668		(26)	1,594	1,465		92	(129)		19	100	—	—	—	—
Corporate bonds	1,342		(26)	1,409	1,270		90	(139)		47	17	68	15	—	—
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$148,169	(g)	$(3,495)	$150,876	$140,357	(g)	93%	$(10,519)	(g)(h)	40%	98%	1%	1%	—%	—%
(a)    Amortized cost reflects historical impairments, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, UK, France, Singapore, Canada and Italy.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to Canada, Norway, the Netherlands, Sweden, Finland and France.
(g)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $1,764 million at June 30, 2022 and $2,948 million at Sept. 30, 2022.
(h)    At Sept. 30, 2022, includes net unrealized losses of $3,747 million related to available-for-sale securities, net of hedges, and $6,772 million related to held-to-maturity securities.

The fair value of our securities portfolio, including related hedges, was $140.4 billion at Sept. 30, 2022, compared with $158.0 billion at Dec. 31, 2021. The decrease primarily reflects unrealized pre-tax losses and lower agency RMBS, partially offset by an increase in U.S. Treasury securities.

At Sept. 30, 2022, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $10.5 billion, compared with a net unrealized gain, including the impact of related hedges, of $384 million at Dec. 31, 2021. The increase in the net unrealized loss, including the impact of hedges, was primarily driven by higher market interest rates.

The fair value of the available-for-sale securities totaled $89.9 billion at Sept. 30, 2022, net of hedges, or 64% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $50.5 billion at Sept. 30, 2022, or 36% of the securities portfolio, net of hedges.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.8 billion at Sept. 30, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.

At Sept. 30, 2022, 98% of the securities in our portfolio were rated AAA/AA-, compared with 96% at Dec. 31, 2021.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.
26 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the securities portfolio and accretable discount related to the 2009 restructuring of the securities portfolio.

Net premium amortization and discount accretion of securities (a)
(dollars in millions)	3Q22	2Q22	1Q22	4Q21	3Q21
Amortizable purchase premium (net of discount) relating to securities:
Balance at period-end	$1,435	$1,541	$1,761	$1,972	$2,120
Estimated average life remaining at period-end (in years)	4.7	4.7	4.7	4.4	4.5
Amortization	$87	$105	$130	$158	$168
Accretable discount related to the prior restructuring of the securities portfolio:
Balance at period-end	$49	$55	$62	$109	$115
Estimated average life remaining at period-end (in years)	8.2	7.3	7.0	6.1	6.0
Accretion	$5	$7	$9	$11	$11
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	Sept. 30, 2022			Dec. 31, 2021
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$11.1	$33.2	$44.3	$10.2	$30.6	$40.8
Commercial	2.1	11.6	13.7	2.1	11.9	14.0
Wealth management loans	10.7	0.6	11.3	9.8	0.5	10.3
Wealth management mortgages	8.9	0.3	9.2	8.2	0.4	8.6
Commercial real estate	6.3	3.6	9.9	6.0	3.3	9.3
Lease financings	0.7	—	0.7	0.7	—	0.7
Other residential mortgages	0.4	—	0.4	0.3	—	0.3
Overdrafts	5.1	—	5.1	3.1	—	3.1
Capital call financing	4.0	2.8	6.8	2.3	1.5	3.8
Other	2.8	—	2.8	2.6	—	2.6
Margin loans	17.7	—	17.7	22.5	—	22.5
Total	$69.8	$52.1	$121.9	$67.8	$48.2	$116.0

At Sept. 30, 2022, total lending-related exposure of $121.9 billion increased 5% compared with Dec. 31, 2021, primarily reflecting higher exposure in the financial institutions and capital call financing portfolios, higher overdrafts and higher exposure to the wealth management loans and wealth management mortgages portfolios, partially offset by lower margin loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 48% of our total exposure at Sept. 30, 2022 and 47% at Dec. 31, 2021. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 27

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2022					Dec. 31, 2021
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.7	$18.8	$20.5	98%	95%	$1.7	$17.5	$19.2
Asset managers	1.6	8.0	9.6	99	83	1.7	7.1	8.8
Banks	7.3	1.5	8.8	87	97	5.8	1.5	7.3
Insurance	0.1	3.7	3.8	100	9	0.2	3.4	3.6
Government	—	0.3	0.3	100	46	0.1	0.2	0.3
Other	0.4	0.9	1.3	97	62	0.7	0.9	1.6
Total	$11.1	$33.2	$44.3	96%	84%	$10.2	$30.6	$40.8

The financial institutions portfolio exposure was $44.3 billion at Sept. 30, 2022, an increase of 9% compared with Dec. 31, 2021, primarily reflecting higher exposure in the banks, securities industry and asset managers portfolios.

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

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At Sept. 30, 2022, 55% of the exposure to financial institutions had an expiration within 90 days, compared with 17% at Dec. 31, 2021.

In addition, 66% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At Sept. 30, 2022, the secured intra-day credit provided to dealers in connection with their tri-party repo activity totaled $16.9 billion and was included in the securities industry portfolio. Dealers secure the outstanding intra-day credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 38% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2022. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short term in nature, with 97% due in less than one year. The investment grade percentage of our banks portfolio exposure was 87% at Sept. 30, 2022, compared with 88% at Dec. 31, 2021. Our non-investment grade exposures are primarily trade finance loans in Brazil.

28 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2022					Dec. 31, 2021
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.1	$4.9	96%	19%	$0.6	$3.9	$4.5
Services and other	1.0	3.1	4.1	96	38	1.0	3.2	4.2
Energy and utilities	0.2	3.7	3.9	94	4	0.4	3.9	4.3
Media and telecom	0.1	0.7	0.8	88	—	0.1	0.9	1.0
Total	$2.1	$11.6	$13.7	95%	20%	$2.1	$11.9	$14.0

The commercial portfolio exposure was $13.7 billion at Sept. 30, 2022, a decrease of 2% from Dec. 31, 2021, primarily reflecting lower exposure to the energy and utilities and media and telecom portfolios, partially offset by higher exposure to the manufacturing portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2022	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021
Financial institutions	96%	96%	97%	96%	96%
Commercial	95%	95%	94%	94%	93%

Wealth management loans

Our wealth management loan exposure was $11.3 billion at Sept. 30, 2022, compared with $10.3 billion at Dec. 31, 2021. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.2 billion at Sept. 30, 2022, compared with $8.6 billion at Dec. 31, 2021. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At Sept. 30, 2022, less than 1% of the mortgages were past due.

At Sept. 30, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 11%; Massachusetts – 8%; and other – 45%.

BNY Mellon 29

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2022		Dec. 31, 2021
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$3.9	85%	$3.6	81%
Office	2.7	76	2.6	77
Retail	0.9	58	0.9	58
Mixed-use	0.8	33	0.7	37
Hotels	0.7	44	0.5	23
Healthcare	0.4	49	0.4	25
Other	0.5	63	0.6	45
Total commercial real estate	$9.9	71%	$9.3	66%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $9.9 billion at Sept. 30, 2022 and $9.3 billion at Dec. 31, 2021. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At Sept. 30, 2022, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At Sept. 30, 2022, our commercial real estate portfolio consisted of the following concentrations: New York metro – 36%; REITs and real estate operating companies – 29%; and other – 35%.

Lease financings

The lease financings portfolio exposure totaled $702 million at Sept. 30, 2022 and $731 million at Dec. 31, 2021. At Sept. 30, 2022, approximately 99% of leasing exposure was investment grade, or investment grade equivalent and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $356 million at Sept. 30, 2022 and $299 million at Dec. 31, 2021. Included in this portfolio at Sept. 30, 2022 were $94 million of fixed-rate jumbo mortgage loans purchased in the second quarter of 2022 with a weighted-average loan-to-value ratio of 69% at origination.

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

30 BNY Mellon

Margin loans

Margin loan exposure of $17.7 billion at Sept. 30, 2022 and $22.5 billion at Dec. 31, 2021 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $5.3 billion at Sept. 30, 2022 and $7.7 billion at Dec. 31, 2021 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2022	June 30, 2022	Dec. 31, 2021	Sept. 30, 2021
(dollars in millions)
Beginning balance of allowance for credit losses	$310	$263	$291	$335
Provision for credit losses	(30)	47	(17)	(45)
Net recoveries (charge-offs):
Loans:
Other residential mortgages	1	1	2	1
Other loans	—	—	(16)	—
Other financial instruments	(1)	(1)	—	—
Net recoveries (charge-offs)	—	—	(14)	1
Ending balance of allowance for credit losses	$280	$310	$260	$291

Allowance for loan losses	$164	$181	$196	$233
Allowance for lending-related commitments	72	62	45	40
Allowance for financial instruments (a)	44	67	19	18
Total allowance for credit losses	$280	$310	$260	$291

Total loans, at period end	$69,829	$69,347	$67,787	$64,328

Allowance for loan losses as a percentage of total loans	0.23%	0.26%	0.29%	0.36%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.34%	0.35%	0.36%	0.42%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $30 million in the third quarter of 2022, primarily reflecting reserve releases related to cash balances with exposure to Russia and a modest benefit from our commercial real estate portfolio.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2021 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

BNY Mellon 31

Allocation of allowance for loan losses and lending-related commitments (a)	Sept. 30, 2022		June 30, 2022		Dec. 31, 2021		Sept. 30, 2021
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$176	74%	$184	75%	$199	82%	$226	82%
Financial institutions	20	8	21	9	13	5	8	3
Commercial	17	7	16	6	12	5	10	3
Wealth management mortgages	9	4	7	3	6	2	4	1
Other residential mortgages	8	3	7	3	7	3	6	2
Capital call financing	4	2	6	2	2	1	1	1
Lease financings	1	1	1	1	1	1	1	1
Wealth management loans	1	1	1	1	1	1	1	1
Other loans	—	—	—	—	—	—	16	6
Total	$236	100%	$243	100%	$241	100%	$273	100%
(a)    The allowance allocated to margin loans and overdrafts was insignificant at Sept. 30, 2022, June 30, 2022, Dec. 31, 2021 and Sept. 30, 2021.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated in our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credit were rated one grade better, the quantitative allowance would have decreased by $32 million, and if commercial real estate property values were decreased 10% and all other credit were rated one grade worse, the quantitative allowance would have increased by $64 million. Our multi-scenario based macroeconomic forecast used in determining the Sept. 30, 2022 allowance for credit losses consisted of three scenarios. The baseline scenario reflects slowing GDP growth through the end of 2022, and slightly rising unemployment and moderating growth in commercial real estate prices through the end of 2023. The upside scenario reflects faster GDP growth, slightly declining unemployment and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth through the first quarter of 2023 with subsequent stabilization as well as increasing unemployment through 2023 and lower commercial real estate prices than the baseline. In the third quarter of 2022, we placed the most weight on our baseline scenario, followed by the downside scenario, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at Sept. 30, 2022, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $96 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2022	Dec. 31, 2021
(dollars in millions)
Nonperforming loans:
Commercial real estate	$51	$54
Other residential mortgages	33	39
Wealth management mortgages	20	25
Total nonperforming loans	104	118
Other assets owned	3	2
Total nonperforming assets	$107	$120
Nonperforming assets ratio	0.15%	0.18%
Allowance for loan losses/nonperforming loans	157.7	166.1
Allowance for loan losses/nonperforming assets	153.3	163.3
Total allowance for credit losses/nonperforming loans	226.9	204.2
Total allowance for credit losses/nonperforming assets	220.6	200.8

Deposits

Total deposits were $302.0 billion at Sept. 30, 2022, a decrease of 6%, compared with $319.7 billion at Dec. 31, 2021. The decrease reflects lower interest-bearing deposits in U.S. offices, noninterest-bearing
32 BNY Mellon

deposits (principally U.S. offices) and interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $88.3 billion at Sept. 30, 2022, compared with $93.7 billion at Dec. 31, 2021. Interest-bearing deposits were primarily demand deposits and totaled $213.7 billion at Sept. 30, 2022, compared with $226.0 billion at Dec. 31, 2021.

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

Federal funds purchased and securities sold under repurchase agreements include repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense on a gross basis, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to and settle with the FICC.

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

BNY Mellon 33

We define available funds for internal liquidity management purposes as cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements.

The following table presents our total available funds at period end and on an average basis.

Available funds	Sept. 30, 2022	Dec. 31, 2021	Average
(dollars in millions)			3Q22	2Q22	3Q21	YTD22	YTD21
Cash and due from banks	$4,707	$6,061	$5,089	$5,640	$5,990	$5,585	$5,884
Interest-bearing deposits with the Federal Reserve and other central banks	107,427	102,467	91,836	102,844	108,110	98,310	116,136
Interest-bearing deposits with banks	13,890	16,630	16,298	18,097	20,465	17,189	21,411
Federal funds sold and securities purchased under resale agreements	23,483	29,607	22,971	24,212	29,304	24,715	28,783
Total available funds	$149,507	$154,765	$136,194	$150,793	$163,869	$145,799	$172,214
Total available funds as a percentage of total assets	35%	35%	33%	34%	37%	34%	38%

Total available funds were $149.5 billion at Sept. 30, 2022, compared with $154.8 billion at Dec. 31, 2021. The decrease was primarily due to lower federal funds sold and securities purchased under resale agreements and interest-bearing deposits with banks, partially offset by higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper were $16.4 billion for the first nine months of 2022 and $16.9 billion for the first nine months of 2021. The decrease primarily reflects lower federal funds purchased and securities sold under repurchase agreements, partially offset by higher trading liabilities and other borrowed funds.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $103.0 billion for the first nine months of 2022, compared with $112.9 billion for the first nine months of 2021. Average interest-bearing domestic deposits were $112.3 billion for the first nine months of 2022 and $126.4 billion for the first nine months of 2021. The decreases primarily reflect client activity.

Average payables to customers and broker-dealers were $17.1 billion for the first nine months of 2022 and $17.0 billion for the first nine months of 2021.
Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $26.8 billion for the first nine months of 2022 and $25.7 billion for the first nine months of 2021.

Average noninterest-bearing deposits increased to $89.0 billion for the first nine months of 2022 from $84.9 billion for the first nine months of 2021, primarily reflecting client activity.

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

Credit ratings at Sept. 30, 2022
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
NR – Not rated.

Long-term debt totaled $27.8 billion at Sept. 30, 2022 and $25.9 billion at Dec. 31, 2021. Issuances of $6.7 billion were partially offset by redemptions and maturities of $3.3 billion and a decrease in the fair value of hedged long-term debt. No long-term debt will mature in the fourth quarter of 2022.

In October 2022, the Parent issued $1.0 billion of fixed to floating rate senior notes maturing in 2028. The annual fixed interest rate is 5.802% from issuance to, but excluding, Oct. 25, 2027, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 180.2 basis points. The Parent also issued $1.5 billion of fixed to floating rate senior notes maturing in 2033. The annual fixed interest rate is 5.834% from issuance to, but excluding, Oct. 25, 2032, and then an annual interest rate of the compounded SOFR plus 207.4 basis points.

In October 2022, the Parent redeemed all of the issued and outstanding floating rate senior notes due Oct. 30, 2023 at par plus any accrued and unpaid interest. The notes have an aggregate principal amount of $750 million.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2022 and Dec. 31, 2021, $30 million of notes were outstanding. At Sept. 30, 2022, $20 million of CDs were outstanding. There were no CDs outstanding at Dec. 31, 2021.
The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at Sept. 30, 2022 and Dec. 31, 2021. The average commercial paper outstanding was $5 million for the first nine months of 2022 and $4 million for the first nine months of 2021.

Subsequent to Sept. 30, 2022, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $3.0 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2022, non-bank subsidiaries of the Parent had liquid assets of approximately $4.8 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2021 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes that are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. There were no average borrowings under these lines in the third quarter of 2022. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit
BNY Mellon 35

amounting to $254 million in aggregate. Average borrowings under these lines were less than $1 million in the third quarter of 2022.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 76% of total revenue in the third quarter of 2022, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.6% at Sept. 30, 2022 and 119.3% at Dec. 31, 2021, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2022, a quarterly dividend of $0.37 per common share was paid to common shareholders. Our common stock dividend payout ratio was 95% for the third quarter of 2022.

In the third quarter of 2022, we repurchased 36 thousand common shares at an average price of $48.07 per common share, for a total cost of $1 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.
The following table presents BNY Mellon’s consolidated HQLA at Sept. 30, 2022, and the average HQLA and average LCR for the third quarter of 2022.

Consolidated HQLA and LCR	Sept. 30, 2022
(dollars in billions)
Cash (a)	$107
Securities (b)	104
Total consolidated HQLA (c)	$211

Total consolidated HQLA – average (c)	$198
Average LCR	116%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, U.S. Treasury, sovereign securities, U.S. agency and investment-grade corporate debt.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $148 billion at Sept. 30, 2022 and averaged $136 billion for the third quarter of 2022.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2022.

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

Net cash provided by operating activities was $12.1 billion in the nine months ended Sept. 30, 2022, compared with net cash used for operating activities of $291 million in the nine months ended Sept. 30, 2021. In the nine months ended Sept. 30, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings. In the nine months ended Sept. 30, 2021, cash flows used for operations primarily resulted from changes in trading assets and liabilities, partially offset by earnings.

Net cash used for investing activities was $5.3 billion in the nine months ended Sept. 30, 2022, compared
36 BNY Mellon

with net cash used for investing activities of $259 million in the nine months ended Sept. 30, 2021. In the nine months ended Sept. 30, 2022, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in federal funds sold and securities purchased under resale agreements. In the nine months ended Sept. 30, 2021, net cash used for investing activities primarily resulted from the net change in loans and securities, partially offset by changes in interest-bearing deposits with the Federal Reserve and other central banks.

Net cash used for financing activities was $7.5 billion in the nine months ended Sept. 30, 2022, compared with net cash provided by financing activities of $2.2 billion in the nine months ended Sept. 30, 2021. In the nine months ended Sept. 30, 2022, net cash used for financing activities primarily resulted from changes in deposits, repayments of long-term debt and changes in payables to customers and broker-dealers, partially offset by proceeds from the issuance of long-term debt. In the nine months ended Sept. 30, 2021, net cash provided by financing activities primarily resulted from changes in deposits, issuances of long-term debt and changes in payables to customers and broker-dealers, partially offset by repayments of long-term debt and common stock repurchases.

Capital

Capital data	Sept. 30, 2022	June 30, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	9.3%	9.1%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio	8.2%	8.0%	8.6%
Total BNY Mellon shareholders’ equity	$39,737	$40,984	$43,034
Total BNY Mellon common shareholders’ equity	$34,899	$36,146	$38,196
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,420	$17,796	$19,547
Book value per common share	$43.18	$44.73	$47.50
Tangible book value per common share – Non-GAAP (a)	$21.55	$22.02	$24.31
Closing stock price per common share	$38.52	$41.71	$58.08
Market capitalization	$31,135	$33,706	$46,705
Common shares outstanding	808,280	808,103	804,145

Cash dividends per common share	$0.37	$0.34	$0.34
Common dividend payout ratio	95%	33%	34%
Common dividend yield (annualized)	3.8%	3.3%	2.3%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 45 for a reconciliation of GAAP to Non-GAAP.

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $40 billion at Sept. 30, 2022 from $43 billion at Dec. 31, 2021. The decrease primarily reflects unrealized losses on securities available-for-sale, foreign currency translation and dividend payments, partially offset by earnings.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.8 billion at Sept. 30, 2022, compared with an unrealized gain (after-tax), net of hedges, of $362 million at Dec. 31, 2021. The increase in the unrealized loss, net of tax, was primarily driven by higher market interest rates.

In the first nine months of 2022, we repurchased 2.0 million common shares at an average price of $61.38 per common share for a total of $122 million.

In June 2021, our Board of Directors authorized the repurchase of up to $6.0 billion of common shares over the six quarters beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This share repurchase plan replaced all previously authorized share repurchase plans.

BNY Mellon 37

In July, our Board of Directors approved a 9% increase in the quarterly cash dividend on common stock, from $0.34 to $0.37 per share. The increased quarterly cash dividend was paid on Aug. 5, 2022.

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

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2022					June 30, 2022	Dec. 31, 2021
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		10.1%	10.0%	11.4%
Tier 1 capital ratio	6%		10		13.0	12.8	14.2
Total capital ratio	10		12		13.7	13.6	15.0
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		10.0%	10.1%	11.2%
Tier 1 capital ratio	6%		10		12.8	12.9	14.0
Total capital ratio	10		12		13.7	13.8	14.9
Tier 1 leverage ratio	N/A	(c)	4		5.4	5.2	5.5
SLR (d)	N/A	(c)	5		6.3	6.2	6.6

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		14.6%	14.4%	16.5%
Tier 1 capital ratio	8		8.5		14.6	14.4	16.5
Total capital ratio	10		10.5		14.6	14.5	16.5
Tier 1 leverage ratio	5		4		6.0	5.8	6.0
SLR (d)	6		3		7.4	7.2	7.6
(a)    Minimum requirements for Sept. 30, 2022 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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

38 BNY Mellon

Our CET1 ratio under the Standardized Approach was 10.0% at Sept. 30, 2022 and 11.2% at Dec. 31, 2021. The decrease was primarily driven by unrealized losses on securities available-for-sale, foreign currency translation and capital deployed through dividends, partially offset by capital generated through earnings.

In the first quarter of 2022, we implemented the Standardized Approach for Counterparty Credit Risk (“SA-CCR”), which replaced the current exposure method used to measure derivative counterparty exposure.

The Tier 1 leverage ratio was 5.4% at Sept. 30, 2022, compared with 5.5% at Dec. 31, 2021. The decrease reflects the decrease in capital, partially offset by the benefit of lower average assets.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	Sept. 30, 2022	June 30, 2022	Dec. 31, 2021
(in millions)
CET1:
Common shareholders’ equity	$34,899	$36,146	$38,196
Adjustments for:
Goodwill and intangible assets (a)	(17,479)	(18,350)	(18,649)
Net pension fund assets	(368)	(388)	(400)
Embedded goodwill	(276)	(291)	(300)
Deferred tax assets	(50)	(53)	(55)
Other	—	3	(46)
Total CET1	16,726	17,067	18,746
Other Tier 1 capital:
Preferred stock	4,838	4,838	4,838
Other	(69)	(81)	(99)
Total Tier 1 capital	$21,495	$21,824	$23,485
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	271	300	250
Other	(6)	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,513	1,542	1,487
Excess of expected credit losses	25	46	—
Less: Allowance for credit losses	271	300	250
Total Tier 2 capital – Advanced Approaches	$1,267	$1,288	$1,237
Total capital:
Standardized Approach	$23,008	$23,366	$24,972
Advanced Approaches	$22,762	$23,112	$24,722

Risk-weighted assets:
Standardized Approach	$167,457	$169,710	$167,608
Advanced Approaches:
Credit Risk	$94,337	$97,703	$98,310
Market Risk	3,031	3,541	3,069
Operational Risk	68,525	68,675	63,688
Total Advanced Approaches	$165,893	$169,919	$165,067

Average assets for Tier 1 leverage ratio	$397,428	$418,467	$430,102
Total leverage exposure for SLR	$340,055	$351,552	$354,033
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 39

The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q22
(in millions)
CET1 – Beginning of period	$17,067
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	319
Goodwill and intangible assets, net of related deferred tax liabilities	871
Gross CET1 generated	1,190
Capital deployed:
Common stock dividends (a)	(303)
Common stock repurchases	(1)
Total capital deployed	(304)
Other comprehensive loss:
Unrealized loss on assets available-for-sale	(909)
Foreign currency translation	(423)
Unrealized loss on cash flow hedges	(1)
Defined benefit plans	13
Total other comprehensive loss	(1,320)
Additional paid-in capital (b)	58
Other additions:
Net pension fund assets	20
Embedded goodwill	15
Deferred tax assets	3
Other	(3)
Total other additions	35
Net CET1 deployed	(341)
CET1 – End of period	$16,726
(a)    Includes dividend-equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2022 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2022
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	6	bps
Advanced Approaches	6		6

Tier 1 capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Total capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Tier 1 leverage	3		1

SLR	3		2
Stress capital buffer

In August 2022, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2022. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer.

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
40 BNY Mellon

ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2022
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	27.6%
As a percentage of total leverage exposure	7.5%	9.5%	13.6%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	13.5%
As a percentage of total leverage exposure	4.5%	N/A	6.6%
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
•VaR does not take into account potential variability of market liquidity; and
•Previous moves in market risk factors may not produce accurate predictions of all future market moves.

See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	3Q22			Sept. 30, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$4.1	$2.6	$7.5	$3.3
Foreign exchange	3.9	2.7	7.1	4.7
Equity	0.2	0.1	0.5	0.2
Credit	1.9	1.0	4.4	3.9
Diversification	(5.6)	N/M	N/M	(7.1)
Overall portfolio	4.5	2.5	7.7	5.0

VaR (a)	2Q22			June 30, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$5.8	$4.0	$9.3	$6.5
Foreign exchange	3.7	2.7	10.2	3.3
Equity	0.4	0.2	0.9	0.3
Credit	1.7	1.0	3.8	1.8
Diversification	(4.7)	N/M	N/M	(4.7)
Overall portfolio	6.9	4.7	11.4	7.2

VaR (a)	3Q21			Sept. 30, 2021
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.5	$3.1	$1.6
Foreign exchange	2.3	1.9	4.0	2.8
Equity	0.1	—	0.2	0.1
Credit	1.5	1.1	2.2	1.8
Diversification	(2.6)	N/M	N/M	(2.9)
Overall portfolio	3.4	2.4	5.2	3.4

BNY Mellon 41

VaR (a)	YTD22
(in millions)	Average	Minimum	Maximum
Interest rate	$4.4	$1.6	$9.3
Foreign exchange	3.6	2.2	10.2
Equity	0.3	—	0.9
Credit	1.9	1.0	4.4
Diversification	(4.8)	N/M	N/M
Overall portfolio	5.4	2.5	11.4

VaR (a)	YTD21
(in millions)	Average	Minimum	Maximum
Interest rate	$2.1	$1.5	$3.1
Foreign exchange	2.6	1.9	4.0
Equity	0.1	—	0.9
Credit	1.7	1.1	2.8
Diversification	(3.3)	N/M	N/M
Overall portfolio	3.2	2.4	5.2
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

During the third quarter of 2022, interest rate risk generated 40% of average gross VaR, foreign exchange risk generated 39% of average gross VaR, equity risk generated 2% of average gross VaR and credit risk generated 19% of average gross VaR. During the third quarter of 2022, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2022	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021
Revenue range:	Number of days
Less than $(2.5)	—	1	1	—	—
$(2.5) – $0	3	4	8	3	2
$0 – $2.5	10	10	12	27	23
$2.5 – $5.0	32	24	23	21	30
More than $5.0	19	24	18	12	9
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $12.7 billion at Sept. 30, 2022 and $16.6 billion at Dec. 31, 2021.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $7.5 billion at Sept. 30, 2022 and $5.5 billion at Dec. 31, 2021.

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

At Sept. 30, 2022, our OTC derivative assets, including those in hedging relationships, of $5.0 billion included a credit valuation adjustment (“CVA”) deduction of $20 million. Our OTC derivative liabilities, including those in hedging relationships, of $4.0 billion included a debit valuation adjustment (“DVA”) of $7 million related to our own credit spread. Net of hedges, the CVA decreased by $2 million and the DVA increased by $1 million in the third quarter of 2022, which increased investment and other revenue - other trading revenue by $3 million. The net impact increased investment and other revenue - other trading revenue by $2 million in the second quarter of 2022 and decreased investment and other revenue - other trading revenue by less than $1 million in the third quarter of 2021.

The table below summarizes the distribution of credit ratings for our foreign exchange and interest rate derivative counterparties over the past five quarters, which indicates the level of counterparty credit associated with these trading activities. Beginning in the third quarter of 2022, equity derivative counterparties are also included. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2022	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021

Rating:
AAA to AA-	35%	36%	39%	51%	52%
A+ to A-	47	44	47	27	17
BBB+ to BBB-	14	14	11	18	25
BB+ and lower (b)	4	6	3	4	6
Total	100%	100%	100%	100%	100%
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

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of Sept. 30, 2022. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021
Up 100 bps rate shock vs. baseline	$267	$161	$840
Long-term up 100 bps, short-term unchanged	(17)	42	239
Short-term up 100 bps, long-term unchanged	283	119	601
Long-term down 50 bps, short-term unchanged	7	(18)	(117)
Down 100 bps rate shock vs. baseline	(394)	(370)	794

The increase in nearly all of the rate sensitivities compared with June 30, 2022 was primarily due to the rates paid on interest-bearing deposits being slightly less sensitive to changes in interest rates than previously modeled. The investment portfolio is also slightly more sensitive to changes in interest rates compared with June 30, 2022.
While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, it is likely that a portion of deposits would run off in a rising short-term rate environment. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction of U.S. dollar denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario compared with the baseline in the table above by approximately $270 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY Mellon has presented revenue measures excluding notable items, including disposal gains. Expense measures, excluding notable items, including goodwill impairment, severance expense and litigation reserves, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Income before taxes, net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity, pre-tax operating margin and the effective tax rate, excluding the notable items mentioned above, are also provided. These measures have been provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.
BNY Mellon has presented income before tax, excluding notable items for the Securities Services business segment. This measure is provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

Reconciliation of Non-GAAP measures, excluding notable items					3Q22 vs.				YTD22 vs.
(dollars in millions)	3Q22		2Q22	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Total noninterest expense – GAAP	$3,679		$3,112	$2,918	18%	26%	$9,797	$8,547	15%
Impact of notable items (a)	714		103	73			817	92
Adjusted total noninterest expense – Non-GAAP	$2,965		$3,009	$2,845	(1)%	4%	$8,980	$8,455	6%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$319		$835	$881	(62)%	(64)%
Impact of notable items (a)	(664)		(100)	(45)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$983		$935	$926	5%	6%

Diluted earnings per share – GAAP	$0.39		$1.03	$1.04	(62)%	(63)%
Impact of notable items (a)	(0.81)		(0.12)	(0.05)
Adjusted diluted earnings per share – Non-GAAP	$1.21	(b)	$1.15	$1.09	5%	11%
(a)    Notable items in the third quarter of 2022 include goodwill impairment, a disposal gain, severance expense and litigation reserves. Notable items in the second quarter of 2022 include litigation reserves. Notable items in the third quarter of 2021 include litigation reserves, gains on disposals and severance expense.
(b)    Does not foot due to rounding.

BNY Mellon 45

The following table presents the reconciliation of the effective tax rate.

Effective tax rate reconciliation
(dollars in millions)	3Q22
Provision for income taxes – GAAP	$242
Impact of notable items (a)	(13)
Adjusted provision for income taxes, excluding notable items – Non-GAAP	$255

Income before taxes – GAAP	$630
Impact of notable items (a)	(677)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,307

Effective tax rate – GAAP	38.4%
Adjusted effective tax rate – Non-GAAP	19.5%
(a)    Notable items in the third quarter of 2022 include goodwill impairment, a disposal gain, severance expense and litigation reserves.

The following tables present the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q22	YTD22
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$319	$1,853
Add: Amortization of intangible assets	17	51
Less: Tax impact of amortization of intangible assets	4	12
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$332	$1,892
Impact of notable items (a)	(664)	(763)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	996	2,655

Average common shareholders’ equity	$35,942	$36,483
Less: Average goodwill	17,189	17,341
Average intangible assets	2,922	2,950
Add: Deferred tax liability – tax deductible goodwill	1,175	1,175
Deferred tax liability – intangible assets	660	660
Average tangible common shareholders’ equity – Non-GAAP	$17,666	$18,027

Return on common equity (annualized) – GAAP	3.5%	6.8%
Adjusted return on common equity (annualized) – Non-GAAP	10.9%	9.6%
Return on tangible common equity (annualized) – Non-GAAP	7.5%	14.0%
Adjusted return on tangible common equity (annualized) – Non-GAAP	22.4%	19.7%
(a)    Notable items in the third quarter and first nine months of 2022 include goodwill impairment, a disposal gain, severance expense and litigation reserves.

46 BNY Mellon

Return on common equity and tangible common equity reconciliation	2Q22	3Q21	YTD21
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$835	$881	$2,730
Add: Amortization of intangible assets	17	19	63
Less: Tax impact of amortization of intangible assets	4	4	15
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$848	$896	$2,778

Average common shareholders’ equity	$36,199	$39,755	$40,286
Less: Average goodwill	17,347	17,474	17,495
Average intangible assets	2,949	2,953	2,976
Add: Deferred tax liability – tax deductible goodwill	1,187	1,173	1,173
Deferred tax liability – intangible assets	668	673	673
Average tangible common shareholders’ equity – Non-GAAP	$17,758	$21,174	$21,661

Return on common equity (annualized) – GAAP	9.3%	8.8%	9.1%
Return on tangible common equity (annualized) – Non-GAAP	19.2%	16.8%	17.1%

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2022	June 30, 2022	Dec. 31, 2021	Sept. 30, 2021
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$39,737	$40,984	$43,034	$43,601
Less: Preferred stock	4,838	4,838	4,838	4,541
BNY Mellon common shareholders’ equity at period end – GAAP	34,899	36,146	38,196	39,060
Less: Goodwill	16,412	17,271	17,512	17,420
Intangible assets	2,902	2,934	2,991	2,941
Add: Deferred tax liability – tax deductible goodwill	1,175	1,187	1,178	1,173
Deferred tax liability – intangible assets	660	668	676	673
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,420	$17,796	$19,547	$20,545

Period-end common shares outstanding (in thousands)	808,280	808,103	804,145	825,821

Book value per common share – GAAP	$43.18	$44.73	$47.50	$47.30
Tangible book value per common share – Non-GAAP	$21.55	$22.02	$24.31	$24.88

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			3Q22 vs.
(dollars in millions)	3Q22	3Q21	3Q21
Investment management and performance fees – GAAP	$800	$913	(12)%
Impact of changes in foreign currency exchange rates	—	(48)
Adjusted investment management and performance fees – Non-GAAP	$800	$865	(8)%

The following table presents the reconciliation of income before income taxes for the Securities Services business segment.

Income before income taxes reconciliation – Securities Services business segment			3Q22 vs.
(dollars in millions)	3Q22	3Q21	3Q21
Income before income taxes – GAAP	$523	$313	67%
Impact of notable items (a)	19	(70)
Adjusted income before income taxes – Non-GAAP	$504	$383	32%
(a)    Notable items in the third quarter of 2022 include a disposal gain and severance expense. Notable items in the third quarter of 2021 include litigation reserves and severance expense.
BNY Mellon 47

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			3Q22 vs.
(dollars in millions)	3Q22	3Q21	3Q21
Investment management and performance fees – GAAP	$798	$914	(13)%
Impact of changes in foreign currency exchange rates	—	(48)
Adjusted investment management and performance fees – Non-GAAP	$798	$866	(8)%

The following tables present the reconciliations of noninterest expense, income before income taxes and the pre-tax operating margin for the Investment and Wealth Management business segment.

Reconciliation of Non-GAAP measures – Investment and Wealth Management business segment								YTD22
				3Q22 vs.				vs.
(dollars in millions)	3Q22	2Q22	3Q21	2Q22	3Q21	YTD22	YTD21	YTD21
Noninterest expense – GAAP	$1,356	$691	$691	96%	96%	$2,802	$2,077	35%
Impact of notable items (a)	679	—	1			679	3
Adjusted noninterest expense – Non-GAAP	$677	$691	$690	(2)%	(2)%	$2,123	$2,074	2%

(Loss) income before income taxes – GAAP	$(497)	$208	$348	(339)%	(243)%	$(77)	$952	(108)%
Impact of notable items (a)	(679)	—	(1)			(679)	(4)
Adjusted income before income taxes - Non-GAAP	$182	$208	$349	(13)%	(48)%	$602	$956	(37)%

Total revenue – GAAP	$862					$2,725
Less: Distribution and servicing expense	88					258
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$774					$2,467

Pre-tax operating margin – GAAP (b)	(57)%					(3)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (b)	(64)%					(3)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (b)	24%					24%
(a)    Notable items in the third quarter of 2022 include goodwill impairment and severance expense. Notable items in the third quarter of 2021 include severance expense. Notable items in the first nine months of 2022 include goodwill impairment and severance expense. Notable items in the first nine months of 2021 include litigation reserves and severance expense.
(b)    Income before income taxes divided by total revenue.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	2Q22	1Q22	4Q21	3Q21	YTD21
Income before income taxes – GAAP	$208	$212	$278	$348	$952

Total revenue – GAAP	$899	$964	$1,020	$1,032	$3,022
Less: Distribution and servicing expense	91	79	75	76	225
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$808	$885	$945	$956	$2,797

Pre-tax operating margin – GAAP (a)	23%	22%	27%	34%	31%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	26%	24%	29%	36%	34%
(a)    Income before income taxes divided by total revenue.

48 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of September 30, 2022.

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

BNY Mellon is currently evaluating this guidance. This ASU is effective Jan. 1, 2023, with early adoption permitted.

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

We are currently evaluating this guidance. The ASU is effective Jan. 1, 2023, with early adoption permitted.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and “Supervision and Regulation” in our 2021 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY Mellon.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a number of changes to existing federal tax law including, among other things, an excise tax on stock repurchases and a new corporate alternative minimum tax. These provisions are effective for tax years beginning after Dec. 31, 2022. We are currently assessing the impact of the IRA and will continue to analyze as further guidance is issued.

Other matters

Replacement of Interbank Offered Rates (“IBORs”), including LIBOR

The UK Financial Conduct Authority (the “FCA”) and the administrator for LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The
BNY Mellon 49

publication of all other LIBOR settings ceased to be published or to be representative as of Dec. 31, 2021. In addition, the U.S. bank regulators had also issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by Dec. 31, 2021. As a result, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates. The transition event on Dec. 31, 2021 had minimal impact across BNY Mellon’s businesses, however the remaining U.S. dollar LIBOR transition will impact assets and liabilities on our balance sheet that reference IBORs, investments that we manage linked to IBORs in our Investment Management business and the operational servicing of products that reference IBORs in our Market and Wealth Services and Securities Services business segments.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted. The LIBOR Act provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. Under the LIBOR Act, the Federal Reserve must adopt rules to identify the SOFR-based replacement rate and conforming changes for legacy LIBOR-linked contracts. The Federal Reserve issued proposed rules in July 2022, which have not yet been finalized.

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
50 BNY Mellon

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
(in millions)
Fee and other revenue
Investment services fees	$2,157	$2,206	$2,091	$6,356	$6,223
Investment management and performance fees	800	833	913	2,516	2,692
Foreign exchange revenue	203	222	185	632	600
Financing-related fees	43	44	48	132	147
Distribution and servicing fees	33	34	28	97	84
Total fee revenue	3,236	3,339	3,265	9,733	9,746
Investment and other revenue	117	91	129	278	229
Total fee and other revenue	3,353	3,430	3,394	10,011	9,975
Net interest revenue
Interest revenue	1,984	1,159	693	3,921	2,116
Interest expense	1,058	335	52	1,473	175
Net interest revenue	926	824	641	2,448	1,941
Total revenue	4,279	4,254	4,035	12,459	11,916
Provision for credit losses	(30)	47	(45)	19	(214)
Noninterest expense
Staff	1,673	1,623	1,584	4,998	4,704
Software and equipment	421	405	372	1,225	1,099
Professional, legal and other purchased services	363	379	363	1,112	1,069
Sub-custodian and clearing	124	131	129	373	385
Net occupancy	124	125	120	371	365
Distribution and servicing	88	90	76	257	223
Bank assessment charges	35	37	34	107	103
Business development	34	43	22	107	63
Goodwill impairment	680	—	—	680	—
Amortization of intangible assets	17	17	19	51	63
Other	120	262	199	516	473
Total noninterest expense	3,679	3,112	2,918	9,797	8,547
Income
Income before income taxes	630	1,095	1,162	2,643	3,583
Provision for income taxes	242	231	219	626	681
Net income	388	864	943	2,017	2,902
Net loss (income) attributable to noncontrolling interests related to consolidated investment management funds	—	5	4	13	(6)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	388	869	947	2,030	2,896
Preferred stock dividends	(69)	(34)	(66)	(177)	(166)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$319	$835	$881	$1,853	$2,730

BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$319	$835	$881	$1,853	$2,730
Less: Earnings allocated to participating securities	—	—	—	—	2
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$319	$835	$881	$1,853	$2,728

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
(in thousands)
Basic	811,304	810,903	844,088	810,703	865,374
Common stock equivalents	3,311	2,834	5,297	3,713	4,401
Less: Participating securities	(99)	(147)	(357)	(202)	(451)
Diluted	814,516	813,590	849,028	814,214	869,324

Anti-dilutive securities (a)	3,306	4,112	517	3,294	739
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
(in dollars)
Basic	$0.39	$1.03	$1.04	$2.29	$3.15
Diluted	$0.39	$1.03	$1.04	$2.28	$3.14

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
(in millions)
Net income	$388	$864	$943	$2,017	$2,902
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(442)	(555)	(202)	(1,150)	(301)
Unrealized (loss) on assets available-for-sale:
Unrealized (loss) arising during the period	(908)	(882)	(150)	(3,321)	(776)
Reclassification adjustment	(1)	—	(2)	(4)	(3)
Total unrealized (loss) on assets available-for-sale	(909)	(882)	(152)	(3,325)	(779)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	13	13	22	44	69
Total defined benefit plans	13	13	22	44	69
Net unrealized (loss) on cash flow hedges	(1)	(5)	(1)	(8)	(7)
Total other comprehensive (loss), net of tax (a)	(1,339)	(1,429)	(333)	(4,439)	(1,018)
Total comprehensive (loss) income	(951)	(565)	610	(2,422)	1,884
Net loss (income) attributable to noncontrolling interests	—	5	4	13	(6)
Other comprehensive loss attributable to noncontrolling interests	19	3	—	25	—
Comprehensive (loss) income applicable to shareholders of The Bank of New York Mellon Corporation	$(932)	$(557)	$614	$(2,384)	$1,878
(a)    Other comprehensive (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(1,320) million for the quarter ended Sept. 30, 2022, $(1,426) million for the quarter ended June 30, 2022, $(333) million for the quarter ended Sept. 30, 2021, $(4,414) million for the nine months ended Sept. 30, 2022 and $(1,018) million for the nine months ended Sept. 30, 2021.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2022	Dec. 31, 2021
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $28 and $3	$4,707	$6,061
Interest-bearing deposits with the Federal Reserve and other central banks	107,427	102,467
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $2 (includes restricted of $4,893 and $3,822)	13,890	16,630
Federal funds sold and securities purchased under resale agreements	23,483	29,607
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $50,485 and $56,775)	57,257	56,866
Available-for-sale, at fair value (amortized cost of $93,619 and $100,774, net of allowance for credit losses of $9 and $10)	86,924	101,839
Total securities	144,181	158,705
Trading assets	12,650	16,577
Loans	69,829	67,787
Allowance for credit losses	(164)	(196)
Net loans	69,665	67,591
Premises and equipment	3,311	3,431
Accrued interest receivable	723	457
Goodwill	16,412	17,512
Intangible assets	2,902	2,991
Other assets, net of allowance for credit losses on accounts receivable of $5 and $4 (includes $1,599 and $1,187, at fair value)	28,602	22,409
Total assets	$427,953	$444,438
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$88,275	$93,695
Interest-bearing deposits in U.S. offices	112,486	120,903
Interest-bearing deposits in non-U.S. offices	101,228	105,096
Total deposits	301,989	319,694
Federal funds purchased and securities sold under repurchase agreements	11,339	11,566
Trading liabilities	7,494	5,469
Payables to customers and broker-dealers	23,741	25,150
Other borrowed funds	357	749
Accrued taxes and other expenses	5,316	5,767
Other liabilities (including allowance for credit losses on lending-related commitments of $72 and $45, also includes $26 and $496, at fair value)	10,001	6,721
Long-term debt	27,820	25,931
Total liabilities	388,057	401,047
Temporary equity
Redeemable noncontrolling interests	152	161
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,395,525,936 and 1,389,397,912 shares	14	14
Additional paid-in capital	28,374	28,128
Retained earnings	37,660	36,667
Accumulated other comprehensive loss, net of tax	(6,627)	(2,213)
Less: Treasury stock of 587,245,987 and 585,252,546 common shares, at cost	(24,522)	(24,400)
Total The Bank of New York Mellon Corporation shareholders’ equity	39,737	43,034
Nonredeemable noncontrolling interests of consolidated investment management funds	7	196
Total permanent equity	39,744	43,230
Total liabilities, temporary equity and permanent equity	$427,953	$444,438

See accompanying unaudited Notes to Consolidated Financial Statements.
54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2022	2021
Operating activities
Net income	$2,017	$2,902
Net loss (income) attributable to noncontrolling interests	13	(6)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,030	2,896
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	19	(214)
Pension plan contributions	(2)	(5)
Depreciation and amortization	1,255	1,406
Goodwill impairment	680	—
Deferred tax (benefit)	255	255
Net securities (gains)	(5)	(4)
Change in trading assets and liabilities	6,945	(3,466)
Change in accruals and other, net	967	(1,159)
Net cash provided by (used for) operating activities	12,144	(291)
Investing activities
Change in interest-bearing deposits with banks	2,937	(2,005)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(12,186)	11,450
Purchases of securities held-to-maturity	(2,144)	(7,587)
Paydowns of securities held-to-maturity	5,851	8,601
Maturities of securities held-to-maturity	1,423	1,242
Purchases of securities available-for-sale	(26,007)	(38,201)
Sales of securities available-for-sale	11,303	8,846
Paydowns of securities available-for-sale	4,205	10,132
Maturities of securities available-for-sale	8,392	13,396
Net change in loans	(2,517)	(7,823)
Sales of loans and other real estate	—	1
Change in federal funds sold and securities purchased under resale agreements	6,109	2,343
Net change in seed capital investments	24	(83)
Purchases of premises and equipment/capitalized software	(989)	(841)
Proceeds from the sale of premises and equipment	45	34
Dispositions, net of cash	51	8
Other, net	(1,747)	228
Net cash (used for) investing activities	(5,250)	(259)
Financing activities
Change in deposits	(8,202)	4,805
Change in federal funds purchased and securities sold under repurchase agreements	(129)	806
Change in payables to customers and broker-dealers	(1,108)	954
Change in other borrowed funds	(347)	432
Net proceeds from the issuance of long-term debt	6,684	3,689
Repayments of long-term debt	(3,250)	(4,250)
Proceeds from the exercise of stock options	9	45
Issuance of common stock	10	10
Treasury stock acquired	(122)	(3,318)
Common cash dividends paid	(860)	(846)
Preferred cash dividends paid	(177)	(166)
Other, net	(12)	4
Net cash (used for) provided by financing activities	(7,504)	2,165
Effect of exchange rate changes on cash	327	(81)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(283)	1,534
Cash and due from banks and restricted cash at beginning of period	9,883	9,419
Cash and due from banks and restricted cash at end of period	$9,600	$10,953
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$4,707	$6,752
Restricted cash at end of period	4,893	4,201
Cash and due from banks and restricted cash at end of period	$9,600	$10,953
Supplemental disclosures
Interest paid	$1,355	$226
Income taxes paid	319	376
Income taxes refunded	7	36

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 55

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2022	$4,838	$14	$28,316	$37,644	$(5,307)	$(24,521)	$7	$40,991	(a)	$154
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(1)
Other net changes in noncontrolling interests	—	—	2	—	—	—	—	2		1
Net income	—	—	—	388	—	—	—	388		—
Other comprehensive (loss)	—	—	—	—	(1,320)	—	—	(1,320)		(19)
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(303)	—	—	—	(303)		—
Preferred stock	—	—	—	(69)	—	—	—	(69)		—
Repurchase of common stock	—	—	—	—	—	(1)	—	(1)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	51	—	—	—	—	51		—
Balance at Sept. 30, 2022	$4,838	$14	$28,374	$37,660	$(6,627)	$(24,522)	$7	$39,744	(a)	$152
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,146 million at June 30, 2022 and $34,899 million at Sept. 30, 2022.
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
(b)    Includes dividend-equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2021	$4,838	$14	$28,128	$36,667	$(2,213)	$(24,400)	$196	$43,230	(a)	$161
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		26
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(15)
Other net changes in noncontrolling interests	—	—	(3)	—	—	—	(176)	(179)		5
Net income (loss)	—	—	—	2,030	—	—	(13)	2,017		—
Other comprehensive (loss)	—	—	—	—	(4,414)	—	—	(4,414)		(25)
Dividends:
Common stock at $1.05 per share (b)	—	—	—	(860)	—	—	—	(860)		—
Preferred stock	—	—	—	(177)	—	—	—	(177)		—
Repurchase of common stock	—	—	—	—	—	(122)	—	(122)		—
Common stock issued under employee benefit plans	—	—	15	—	—	—	—	15		—
Stock awards and options exercised	—	—	234	—	—	—	—	234		—
Balance at Sept. 30, 2022	$4,838	$14	$28,374	$37,660	$(6,627)	$(24,522)	$7	$39,744	(a)	$152
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,196 million at Dec. 31, 2021 and $34,899 million at Sept. 30, 2022.
(b)    Includes dividend equivalents on share-based awards.

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
(b)    Includes dividend equivalents on share-based awards.

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

Note 2–New accounting guidance

Staff Accounting Bulletin No. 121

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121
expresses the staff’s views regarding the accounting for entities that have obligations to safeguard “crypto-assets” held for their platform users. SAB 121 provides that these entities should present a liability and corresponding asset in respect of the crypto-assets safeguarded for their platform users, with the liability and asset measured at the fair value of the crypto-assets. This differs from the accounting treatment of non-crypto-assets held in custody, which do not result in assets recorded on a custodian’s balance sheet. We adopted the guidance in the third quarter of 2022 and recorded a de minimis asset and liability related to digital assets we safeguard.

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first nine months of 2022.

At Sept. 30, 2022, we were potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $15 million to $45 million over the next three years.

Goodwill and intangible assets related to acquisitions completed in 2021 totaled $99 million and $70 million, respectively. See Note 3 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for information related to the 2021 acquisitions.

Transaction in 2022

On Aug. 1, 2022, BNY Mellon completed the sale of HedgeMark Advisors, LLC (“HedgeMark”), and recorded a $37 million pre-tax gain. As part of the sale, BNY Mellon received an equity interest in the acquiring firm. In addition, goodwill related to HedgeMark of $13 million was removed from the consolidated balance sheet as result of this sale.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2022 and Dec. 31, 2021.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Securities at Sept. 30, 2022		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$30,902	$103	$2,849	$28,156
Sovereign debt/sovereign guaranteed	10,906	3	574	10,335
Agency residential mortgage-backed securities (“RMBS”)	8,732	119	486	8,365
Agency commercial mortgage-backed securities (“MBS”)	8,723	95	718	8,100
Supranational	8,022	3	426	7,599
Foreign covered bonds	5,546	2	268	5,280
Collateralized loan obligations (“CLOs”)	5,425	—	183	5,242
Non-agency commercial MBS	3,270	—	377	2,893
Foreign government agencies	2,449	—	134	2,315
Non-agency RMBS	2,276	50	213	2,113
U.S. government agencies	2,177	55	235	1,997
State and political subdivisions	2,187	—	321	1,866
Other asset-backed securities (“ABS”)	1,594	—	129	1,465
Corporate bonds	1,409	—	212	1,197
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$93,619	$430	$7,125	$86,924
Held-to-maturity:
Agency RMBS	$35,349	$1	$4,679	$30,671
U.S. Treasury	10,715	—	966	9,749
Agency commercial MBS	4,117	—	428	3,689
U.S. government agencies	4,209	—	558	3,651
Sovereign debt/sovereign guaranteed	1,374	—	69	1,305
CLOs	983	—	44	939
Supranational	407	—	23	384
Foreign government agencies	60	—	4	56
Non-agency RMBS	30	1	1	30
State and political subdivisions	13	—	2	11
Total securities held-to-maturity (a)	$57,257	$2	$6,774	$50,485
Total securities	$150,876	$432	$13,899	$137,409
(a)    The amortized cost of available-for-sale and held-to-maturity securities are net of the allowance for credit loss of $9 million and less than $1 million, respectively. The allowance for credit loss related to available-for-sale securities primarily relates to CLOs.
(b)    Includes gross unrealized gains of $373 million and gross unrealized losses of $188 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

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

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
Realized gross gains	$9	$7	$3	$89	$21
Realized gross losses	(8)	(7)	(1)	(84)	(17)
Total net securities gains	$1	$—	$2	$5	$4

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
Non-agency RMBS	$—	$—	$—	$49	$2
U.S. Treasury	—	1	—	12	(4)
State and political subdivisions	—	—	—	(13)	—
Corporate bonds	—	(4)	—	(51)	—
Other	1	3	2	8	6
Total net securities gains	$1	$—	$2	$5	$4

In the second quarter of 2022, agency RMBS and agency commercial MBS, with an aggregate amortized cost of $975 million and fair value of $906 million, were transferred from available-for-sale securities to held-to-maturity securities.

In the first quarter of 2022, agency RMBS, U.S. government agencies and agency commercial MBS, with an aggregate amortized cost of $5.3 billion and fair value of $5.2 billion, were transferred from available-for-sale securities to held-to-maturity securities.

The above transfers reduce the impact of changes in interest rates on accumulated other comprehensive income.

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $9 million at Sept. 30, 2022 and $10 million at Dec. 31, 2021, and primarily relates to the available-for-sale CLO portfolio.

Credit quality indicators – Securities

At Sept. 30, 2022, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $188 million of the unrealized losses at Sept. 30, 2022 and $75 million at Dec. 31, 2021 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2022	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$22,678	$1,942	$5,479	$907	$28,157	$2,849
Sovereign debt/sovereign guaranteed	7,361	334	1,738	240	9,099	574
Agency RMBS	7,912	416	384	70	8,296	486
Agency commercial MBS	6,602	518	1,410	200	8,012	718
Supranational	4,590	214	1,491	212	6,081	426
CLOs	4,815	164	324	15	5,139	179
Foreign covered bonds	3,657	166	945	102	4,602	268
Non-agency commercial MBS	2,249	259	594	118	2,843	377
Foreign government agencies	1,700	68	615	66	2,315	134
Non-agency RMBS	1,058	82	804	131	1,862	213
State and political subdivisions	757	128	991	193	1,748	321
U.S. government agencies	1,515	197	206	38	1,721	235
Other ABS	925	75	505	54	1,430	129
Corporate bonds	521	39	665	173	1,186	212
Total securities available-for-sale (a)	$66,340	$4,602	$16,151	$2,519	$82,491	$7,121
(a)    Includes $126 million gross unrealized losses for less than 12 months and $62 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.

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

Held-to-maturity securities portfolio at Sept. 30, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$35,349	$(4,678)	100%	—%	—%	—%	—%
U.S. Treasury	10,715	(966)	100	—	—	—	—
Agency commercial MBS	4,117	(428)	100	—	—	—	—
U.S. government agencies	4,209	(558)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,374	(69)	100	—	—	—	—
CLOs	983	(44)	100	—	—	—	—
Supranational	407	(23)	100	—	—	—	—
Foreign government agencies	60	(4)	100	—	—	—	—
Non-agency RMBS	30	—	22	58	2	17	1
State and political subdivisions	13	(2)	2	2	3	—	93
Total held-to-maturity securities	$57,257	$(6,772)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to Germany, France and UK.

Held-to-maturity securities portfolio at Dec. 31, 2021			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$36,167	$40	100%	—%	—%	—%	—%
U.S. Treasury	11,617	(67)	100	—	—	—	—
Agency commercial MBS	4,068	(11)	100	—	—	—	—
U.S. government agencies	2,998	(71)	100	—	—	—	—
CLOs	983	(1)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	922	16	100	—	—	—	—
Supranational	54	—	100	—	—	—	—
Non-agency RMBS	43	2	23	59	2	15	1
State and political subdivisions	14	1	5	2	5	—	88
Total held-to-maturity securities	$56,866	$(91)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to France, UK and Germany.
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2022
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$4,837	1.87%	$13,970	0.93%	$7,324	1.25%	$2,025	2.92%	$28,156	1.32%
Sovereign debt/sovereign guaranteed	3,846	1.82	5,734	1.13	710	0.42	45	2.65	10,335	1.32
Supranational	1,303	1.21	4,745	1.90	1,536	2.26	15	(0.09)	7,599	1.86
Foreign covered bonds	1,131	1.66	3,619	1.64	530	0.18	—	—	5,280	1.48
Foreign government agencies	540	1.03	1,743	1.49	32	0.16	—	—	2,315	1.36
U.S. government agencies	—	—	711	2.52	1,122	2.41	164	2.54	1,997	2.46
State and political subdivisions	119	3.98	688	1.50	889	1.62	170	2.41	1,866	1.79
Corporate bonds	82	2.40	338	2.75	757	1.61	20	2.01	1,197	1.95
Other debt securities	—	—	—	—	—	—	1	3.60	1	3.60
Mortgage-backed securities:
Agency RMBS									8,365	3.10
Non-agency RMBS									2,113	3.32
Agency commercial MBS									8,100	2.60
Non-agency commercial MBS									2,893	2.81
CLOs									5,242	3.72
Other ABS									1,465	1.94
Total securities available-for-sale	$11,858	1.75%	$31,548	1.29%	$12,900	1.41%	$2,440	2.82%	$86,924	1.96%
Held-to-maturity:
U.S. Treasury	$1,464	1.79%	$7,292	1.25%	$1,959	1.16%	$—	—%	$10,715	1.31%
U.S. government agencies	—	—	2,309	1.40	1,639	1.56	261	1.90	4,209	1.49
Sovereign debt/sovereign guaranteed	132	0.16	1,133	0.88	109	0.95	—	—	1,374	0.82
Supranational	45	0.54	362	1.01	—	—	—	—	407	0.96
Foreign government agencies	—	—	60	0.79	—	—	—	—	60	0.79
State and political subdivisions	1	5.48	1	5.93	3	4.65	8	4.80	13	4.84
Mortgage-backed securities:
Agency RMBS									35,349	2.29
Non-agency RMBS									30	2.22
Agency commercial MBS									4,117	2.31
CLOs									983	3.80
Total securities held-to-maturity	$1,642	1.63%	$11,157	1.23%	$3,710	1.33%	$269	1.98%	$57,257	2.03%
Total securities	$13,500	1.73%	$42,705	1.27%	$16,610	1.40%	$2,709	2.75%	$144,181	1.99%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Pledged assets

At Sept. 30, 2022, BNY Mellon had pledged assets of $137 billion, including $106 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $8 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2022 included $120 billion of securities, $12 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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
64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At Sept. 30, 2022 and Dec. 31, 2021, pledged assets included $22 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2022 and Dec. 31, 2021, the market value of the securities received that can be sold or repledged was $99 billion and $122 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2022 and Dec. 31, 2021, the market value of securities collateral sold or repledged was $63 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At Sept. 30, 2022 and Dec. 31, 2021, cash segregated under federal and other regulations or requirements was $5 billion and $4 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at Sept. 30, 2022 and $4 billion at Dec. 31, 2021. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Commercial	$2,135	$2,128
Commercial real estate	6,299	6,033
Financial institutions	11,105	10,232
Lease financings	702	731
Wealth management loans	10,676	9,792
Wealth management mortgages	8,878	8,200
Other residential mortgages	356	299
Capital call financing	3,985	2,284
Other	2,884	2,541
Overdrafts	5,100	3,060
Margin loans	17,709	22,487
Total loans (a)	$69,829	$67,787
(a)    Net of unearned income of $238 million at Sept. 30, 2022 and $240 million at Dec. 31, 2021 primarily related to lease financings.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Activity in the allowance for credit losses on loans and lending-related commitments is presented below. This does not include activity in the allowance for credit losses related to other financial instruments, including cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities and accounts receivable.

Allowance for credit losses activity for the quarter ended Sept. 30, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$16	$184	$21	$1	$1	$7	$7	$6	$243
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	1	(8)	(1)	—	—	2	—	(2)	(8)
Ending balance	$17	$176	$20	$1	$1	$9	$8	$4	$236
Allowance for:
Loan losses	$4	$130	$9	$1	$1	$8	$8	$3	$164
Lending-related commitments	13	46	11	—	—	1	—	1	72
Individually evaluated for impairment:
Loan balance (b)	$—	$75	$—	$—	$—	$14	$1	$—	$90
Allowance for loan losses	—	1	—	—	—	—	—	—	1
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $22 million for the quarter ended Sept. 30, 2022.
(b)    Includes collateral-dependent loans of $90 million with $135 million of collateral at fair value.

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
(b)    Includes collateral-dependent loans of $136 million with $179 million of collateral at fair value.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2021					Wealth management loans (a)	Wealth management mortgages (a)	Other residential mortgages	Capital call financing (a)	Other	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$8	$289	$6	$2	$1	$4	$8	$1	$—	$319
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	—	1
Net recoveries	—	—	—	—	—	—	1	—	—	1
Provision (b)	2	(63)	2	(1)	—	—	(3)	—	16	(47)
Ending balance	$10	$226	$8	$1	$1	$4	$6	$1	$16	$273
Allowance for:
Loan losses	$2	$199	$4	$1	$1	$3	$6	$1	$16	$233
Lending-related commitments	8	27	4	—	—	1	—	—	—	40
Individually evaluated for impairment:
Loan balance (c)	$—	$25	$—	$—	$—	$18	$1	$—	$16	$60
Allowance for loan losses	—	3	—	—	—	—	—	—	16	19
(a)    In 2021, we began disclosing wealth management loans and wealth management mortgages separately and capital call financing loans. Beginning balances and the activity for the third quarter of 2021 have been revised to be comparable.
(b)    Does not include the provision for credit losses related to other financial instruments of $2 million for the third quarter of 2021.
(c)    Includes collateral-dependent loans of $60 million with $52 million of collateral at fair value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2022							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	3	—	3
Net recoveries	—	—	—	—	—	—	3	—	3
Provision (a)	5	(23)	7	—	—	3	(2)	2	(8)
Ending balance	$17	$176	$20	$1	$1	$9	$8	$4	$236
(a)    Does not include the provision for credit losses related to other financial instruments of $27 million for the nine months ended Sept. 30, 2022.

Allowance for credit losses activity for the nine months ended Sept. 30, 2021							Other residential mortgages	Capital call financing (a)	Other	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans (a)	Wealth management mortgages (a)
Beginning balance	$16	$430	$10	$2	$1	$7	$13	$—	$—	$479
Charge-offs	—	—	—	—	—	(1)	(1)	—	—	(2)
Recoveries	—	—	2	—	—	—	4	—	—	6
Net recoveries (charge-offs)	—	—	2	—	—	(1)	3	—	—	4
Provision (b)	(6)	(204)	(4)	(1)	—	(2)	(10)	1	16	(210)
Ending balance	$10	$226	$8	$1	$1	$4	$6	$1	$16	$273
(a)    In 2021, we began disclosing wealth management loans and wealth management mortgages separately and capital call financing loans. Beginning balances and the activity for the first nine months of 2021 have been revised to be comparable.
(b)    Does not include the provision for credit losses benefit related to other financial instruments of $4 million for the nine months ended Sept. 30, 2021.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2022			Dec. 31, 2021
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$—	$51	$51	$12	$42	$54
Other residential mortgages	32	1	33	38	1	39
Wealth management mortgages	8	12	20	8	17	25
Total nonperforming loans	40	64	104	58	60	118
Other assets owned	—	3	3	—	2	2
Total nonperforming assets	$40	$67	$107	$58	$62	$120

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2022				Dec. 31, 2021
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$33	$5	$—	$38	$33	$—	$—	$33
Wealth management mortgages	1	5	—	6	24	—	—	24
Commercial real estate	5	—	—	5	3	—	—	3
Other residential mortgages	4	1	—	5	2	1	—	3
Financial institutions	—	—	—	—	31	—	—	31
Total past due loans	$43	$11	$—	$54	$93	$1	$—	$94

Loan modifications

A modified loan is considered a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs. We modified eight loans in the first nine months of 2022 with an aggregate recorded investment of $13 million. The modifications of the other residential and commercial real estate loans in the first nine months of 2022 consisted of reducing the stated interest rates and, in certain cases, forbearance of default and extending the maturity dates.

TDRs that subsequently defaulted

There were two residential mortgage loans that had been restructured in a TDR in 2022 and have subsequently defaulted in the third quarter of 2022.
The total recorded investment of these loans was less than $1 million.

Due to the coronavirus pandemic, there were two forms of relief provided for classifying loans as TDRs: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the relevant provisions of which were extended by the Consolidated Appropriations Act, 2021, and the Interagency Guidance. The extension period ended Jan. 1, 2022. See Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details on the CARES Act, Consolidated Appropriations Act, 2021, and Interagency Guidance. Loans modified under the CARES Act or Interagency Guidance totaled $23 million in the third quarter of 2021. Nearly all of the modifications were short-term loan payment forbearances or modified principal and/or interest payments. These loans were primarily residential mortgage and commercial real estate loans. We did not identify any of the modifications as TDRs. At Sept. 30, 2022, the unpaid principal balance of the loans modified under the CARES Act or Interagency Guidance was $74 million.
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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							Sept. 30, 2022
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD22	2021	2020	2019	2018	Prior to 2018			Total (a)
Commercial:
Investment grade	$322	$168	$20	$—	$13	$45	$1,402	$—	$1,970
Non-investment grade	82	6	—	—	—	—	77	—	165
Total commercial	404	174	20	—	13	45	1,479	—	2,135	$3
Commercial real estate:
Investment grade	919	1,172	458	904	212	912	296	—	4,873
Non-investment grade	416	445	145	236	109	19	33	23	1,426
Total commercial real estate	1,335	1,617	603	1,140	321	931	329	23	6,299	20
Financial institutions:
Investment grade	176	391	—	—	—	33	9,029	—	9,629
Non-investment grade	70	—	—	—	—	—	1,406	—	1,476
Total financial institutions	246	391	—	—	—	33	10,435	—	11,105	57
Wealth management loans:
Investment grade	28	58	18	47	—	228	10,264	—	10,643
Non-investment grade	—	—	—	—	—	—	33	—	33
Total wealth management loans	28	58	18	47	—	228	10,297	—	10,676	38
Wealth management mortgages	1,523	1,997	934	788	494	3,120	22	—	8,878	18
Lease financings	18	—	52	11	7	614	—	—	702	—
Other residential mortgages	—	—	—	—	—	356	—	—	356	1
Capital call financing	—	—	—	—	—	—	3,985	—	3,985	18
Other loans	—	—	—	—	—	—	2,884	—	2,884	4
Margin loans	5,259	—	—	—	—	—	12,450	—	17,709	24
Total loans	$8,813	$4,237	$1,627	$1,986	$835	$5,327	$41,881	$23	$64,729	$183
(a)    Excludes overdrafts of $5,100 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2022. In addition, 66% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short-term, with 84% expiring within one year.

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
70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in the wealth management portfolio. At Sept. 30, 2022, less than 1% of the mortgages were past due.

At Sept. 30, 2022, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 11%; Massachusetts – 8%; and other – 45%.

Lease financings

At Sept. 30, 2022, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to aircraft and freight-related rail cars. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $356 million at Sept. 30, 2022 and $299 million at Dec. 31, 2021. Included in this portfolio at Sept. 30, 2022 were $94 million of fixed-rate jumbo mortgage loans purchased in the second quarter of
2022 with a weighted-average loan-to-value ratio of 69% at origination. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $17.7 billion of secured margin loans at Sept. 30, 2022, compared with $22.5 billion at Dec. 31, 2021. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5.1 billion at Sept. 30, 2022 and $3.1 billion at Dec. 31, 2021. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2022 and Dec. 31, 2021 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2022 and Dec. 31, 2021.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Impairment losses	—	—	(680)	(680)
Dispositions	(13)	—	—	(13)
Foreign currency translation	(142)	(18)	(247)	(407)
Balance at Sept. 30, 2022
Goodwill	$6,907	$1,417	$8,768	$17,092
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,907	$1,417	$8,088	$16,412

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2020	$7,033	$1,423	$9,040	$17,496
Dispositions	—	—	(5)	(5)
Foreign currency translation	(47)	(1)	(23)	(71)
Balance at Sept. 30, 2021	$6,986	$1,422	$9,012	$17,420

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed. As a result of the annual goodwill impairment test conducted in the second quarter of 2022, no goodwill impairment was recognized.

An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the third quarter 2022, due to decreases in market values and the related outlook as well as increased market interest rates, we performed an interim goodwill impairment test of the Investment Management reporting unit which had $7.0 billion of allocated goodwill. The fair value of the Investment Management reporting unit was determined to be 7% below its carrying value, resulting in a goodwill impairment charge of $680 million. This goodwill impairment represents a non-cash charge and did not affect BNY Mellon’s liquidity position, tangible common equity or regulatory capital ratios. We determined it was not necessary to perform an interim goodwill impairment test for our other reporting units.

We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept 30, 2022. The discount rate applied to these cash flows was 10.5% compared with the 10% discount rate used in the annual impairment test conducted in the second quarter of 2022. The increase was driven by a higher risk free rate. Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. The cash flow estimates for the Investment Management reporting unit are impacted by projections of the level and mix of assets under management, market values, operating margins and long-term growth rates. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(25)	(6)	(20)	—	(51)
Foreign currency translation	(8)	—	(30)	—	(38)
Balance at Sept. 30, 2022	$197	$386	$1,470	$849	$2,902

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2020	$194	$414	$1,555	$849	$3,012
Disposition	—	—	(6)	—	(6)
Amortization	(24)	(17)	(22)	—	(63)
Foreign currency translation	—	—	(2)	—	(2)
Balance at Sept. 30, 2021	$170	$397	$1,525	$849	$2,941

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2022				Dec. 31, 2021
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts—Securities Services	$733	$(538)	$195	11 years	$747	$(518)	$229
Customer contracts—Market and Wealth Services	314	(299)	15	4 years	378	(356)	22
Customer relationships—Investment and Wealth Management	553	(456)	97	9 years	568	(456)	112
Other	47	(13)	34	14 years	47	(8)	39
Total subject to amortization	1,647	(1,306)	341	10 years	1,740	(1,338)	402
Not subject to amortization: (b)
Tradename	1,288	N/A	1,288	N/A	1,294	N/A	1,294
Customer relationships	1,273	N/A	1,273	N/A	1,295	N/A	1,295
Total not subject to amortization	2,561	N/A	2,561	N/A	2,589	N/A	2,589
Total intangible assets	$4,208	$(1,306)	$2,902	N/A	$4,329	$(1,338)	$2,991
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2022	$67
2023	57
2024	49
2025	42
2026	34
Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Corporate/bank-owned life insurance	$5,391	$5,359
Accounts receivable	4,838	4,178
Fails to deliver	4,622	1,561
Software	2,190	2,096
Prepaid pension assets	2,012	1,946
Cash collateral receivable on derivative transactions	1,423	304
Qualified affordable housing project investments	1,255	1,153
Renewable energy investments	907	1,027
Fair value of hedging derivatives	875	206
Prepaid expense	804	476
Equity method investments	781	939
Other equity investments (a)	642	449
Income taxes receivable	577	538
Federal Reserve Bank stock	477	472
Seed capital (b)	342	357
Assets of consolidated investment management funds	214	462
Other (c)	1,252	886
Total other assets	$28,602	$22,409
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds which hedge deferred incentive awards.
(c)    At Sept. 30, 2022 and Dec. 31, 2021, other assets include $6 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $434 million at Sept. 30, 2022 and $264 million at Dec. 31, 2021 and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
Upward adjustments	$3	$76	$55	$125	$61	$283
Downward adjustments	—	(7)	—	(7)	—	(11)
Net adjustments	$3	$69	$55	$118	$61	$272

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.3 billion at Sept. 30, 2022 and $1.2 billion at Dec. 31, 2021. Commitments to fund future investments in qualified affordable housing projects totaled $595 million at Sept. 30, 2022 and $543 million at Dec. 31, 2021 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2022 – $92 million; 2023 – $210 million; 2024 – $144 million; 2025 – $90 million; 2026 – $21 million; and 2027 and thereafter – $38 million.

Tax credits and other tax benefits recognized were $38 million in the third quarter of 2022, $38 million in the second quarter of 2022, $38 million in the third quarter of 2021, $114 million in the first nine months of 2022 and $114 million in the first nine months of 2021.

Amortization expense included in the provision for income taxes was $32 million in the third quarter of 2022, $33 million in the second quarter of 2022, $32 million in the third quarter of 2021, $97 million in the first nine months of 2022 and $96 million in the first nine months of 2021.

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
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the
NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2022		Dec. 31, 2021
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$84	$16	$101	$21
Private equity investments (c)	128	58	113	61
Other	4	—	4	—
Total	$216	$74	$218	$82
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

Note 8–Contract revenue

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

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2022					Sept. 30, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,233	$903	$26	$(16)	$2,146	$1,260	$810	$26	$(17)	$2,079
Investment management and performance fees	—	5	800	(3)	802	—	5	901	(6)	900
Financing-related fees	7	3	—	1	11	4	12	—	—	16
Distribution and servicing fees	1	(23)	55	—	33	1	(2)	28	1	28
Investment and other revenue	56	49	(76)	(1)	28	35	3	(10)	—	28
Total fee and other revenue – contract revenue	1,297	937	805	(19)	3,020	1,300	828	945	(22)	3,051
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	239	52	—	42	333	188	62	40	57	347
Total fee and other revenue	$1,536	$989	$805	$23	$3,353	$1,488	$890	$985	$35	$3,398
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million in the third quarter of 2022 and $(4) million in the third quarter of 2021.

Disaggregation of contract revenue by business segment	Quarter ended
	June 30, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,294	$898	$24	$(17)	$2,199
Investment management and performance fees	—	6	822	(2)	826
Financing-related fees	11	4	—	—	15
Distribution and servicing fees	1	(17)	51	(1)	34
Investment and other revenue	54	38	(66)	1	27
Total fee and other revenue – contract revenue	1,360	929	831	(19)	3,101
Fee and other revenue – not in scope of ASC 606 (a)(b)	189	45	6	94	334
Total fee and other revenue	$1,549	$974	$837	$75	$3,435
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(5) million in the second quarter of 2022.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2022					Sept. 30, 2021
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$3,657	$2,647	$75	$(50)	$6,329	$3,685	$2,474	$75	$(51)	$6,183
Investment management and performance fees	—	17	2,509	(11)	2,515	—	13	2,654	(15)	2,652
Financing-related fees	21	21	—	1	43	13	39	—	—	52
Distribution and servicing fees	3	(44)	138	—	97	4	(4)	84	—	84
Investment and other revenue	157	96	(169)	(1)	83	100	6	(28)	—	78
Total fee and other revenue – contract revenue	3,838	2,737	2,553	(61)	9,067	3,802	2,528	2,785	(66)	9,049
Fee and other revenue – not in scope of ASC 606 (a)(b)	650	132	(4)	179	957	550	179	95	96	920
Total fee and other revenue	$4,488	$2,869	$2,549	$118	$10,024	$4,352	$2,707	$2,880	$30	$9,969
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $(13) million in the first nine months of 2022 and $6 million in the first nine months of 2021.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at Sept. 30, 2022 and Dec. 31, 2021.

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $68 million at Sept. 30, 2022 and $42 million at Dec. 31, 2021. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $182 million at Sept. 30, 2022 and $163 million at Dec. 31, 2021. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the third quarter of 2022 relating to contract liabilities as of June 30, 2022 was $71 million. Revenue recognized in the first nine months of 2022 relating to contract liabilities as of Dec. 31, 2021 was $106 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.
Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $57 million at Sept. 30, 2022 and $64 million at Dec. 31, 2021. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate and typically average nine years. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $5 million in the third quarter of 2022 and third quarter of 2021, $4 million in the second quarter of 2022, $14 million in the first nine months of 2022 and $15 million in the first nine months of 2021.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $25 million at Sept. 30, 2022 and $23 million at Dec. 31, 2021. These capitalized costs are amortized on a straight-line basis over the expected contract period, which generally ranges from seven to nine years. The amortization is included in professional, legal and other purchased services and other expenses on the
BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

consolidated income statement and totaled less than $1 million in the third quarter of 2022, third quarter of 2021 and second quarter of 2022 and $1 million in the first nine months of 2022 and first nine months of 2021.

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

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
Interest revenue
Deposits with the Federal Reserve and other central banks	$288	$99	$(21)	$389	$(62)
Deposits with banks	67	33	12	114	37
Federal funds sold and securities purchased under resale agreements	321	116	32	474	89
Loans	581	370	238	1,211	705
Securities:
Taxable	683	509	413	1,626	1,278
Exempt from federal income taxes	9	10	11	29	31
Total securities	692	519	424	1,655	1,309
Trading securities	35	22	8	78	38
Total interest revenue	1,984	1,159	693	3,921	2,116
Interest expense
Deposits	488	90	(44)	541	(130)
Federal funds purchased and securities sold under repurchase agreements	250	77	2	339	(6)
Trading liabilities	23	10	1	37	6
Other borrowed funds	1	2	3	6	6
Customer payables	48	9	(1)	57	(2)
Long-term debt	248	147	91	493	301
Total interest expense	1,058	335	52	1,473	175
Net interest revenue	926	824	641	2,448	1,941
Provision for credit losses	(30)	47	(45)	19	(214)
Net interest revenue after provision for credit losses	$956	$777	$686	$2,429	$2,155

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2022			June 30, 2022			Sept. 30, 2021
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$4	$—
Interest cost	35	6	1	35	7	1	35	6	1
Expected return on assets	(78)	(8)	(2)	(78)	(9)	(1)	(75)	(9)	(2)
Other	17	1	(1)	17	1	(1)	24	3	—
Net periodic benefit (credit) cost	$(26)	$2	$(2)	$(26)	$2	$(1)	$(16)	$4	$(1)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2022			Sept. 30, 2021
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$9	$—	$—	$11	$—
Interest cost	105	21	3	103	19	3
Expected return on assets	(234)	(27)	(5)	(225)	(26)	(5)
Other	51	3	(3)	73	10	—
Net periodic benefit (credit) cost	$(78)	$6	$(5)	$(49)	$14	$(2)
Note 11–Income taxes

BNY Mellon recorded an income tax provision of $242 million (38.4% effective tax rate) in the third quarter of 2022, which includes approximately 19% impact due to the goodwill impairment. The income tax provision was $219 million (18.8% effective tax rate) in the third quarter of 2021 and $231 million (21.1% effective tax rate) in the second quarter of 2022.

Our total tax reserves as of Sept. 30, 2022 were $130 million compared with $138 million at Dec. 31, 2021. If these tax reserves were unnecessary, $130 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30,
2022 is accrued interest, where applicable, of $38 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2022 was $3 million, compared with $6 million for the nine months ended Sept. 30, 2021.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $12 million as a result of adjustments related to tax years that are still subject to examination.

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

We earn management fees from these funds, as well as performance fees in certain funds, and may also provide start-up capital for new funds. The funds are primarily financed by our customers’ investments in the funds’ equity or debt.

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

Consolidated investment management funds
	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Trading assets	$206	$443
Other assets	8	19
Total assets (a)	$214	$462
Other liabilities	$1	$3
Total liabilities (b)	$1	$3
Nonredeemable noncontrolling interests (c)	$7	$196
(a)    Includes voting model entities (“VMEs”) with assets of $99 million at Sept. 30, 2022 and $187 million at Dec. 31, 2021.
(b)    Includes VMEs with liabilities of $1 million at Sept. 30, 2022 and $2 million at Dec. 31, 2021.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $7 million at Sept. 30, 2022 and $43 million at Dec. 31, 2021.

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

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2022			Dec. 31, 2021
(in millions)	Assets	Liabilities	Maximum loss exposure	Assets	Liabilities	Maximum loss exposure
Securities – Available-for-sale (a)	$152	$—	$152	$189	$—	$189
Other	2,323	595	2,932	2,385	543	2,946
(a)    Includes investments in the Company’s sponsored CLOs.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2022 and Dec. 31, 2021.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2022	Dec. 31, 2021	Sept. 30, 2022	Dec. 31, 2021
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		3Q22		2Q22		3Q21		YTD22		YTD21
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,011.11	$5	$1,022.22	$5	$1,011.11	$5	$3,044.44	$15	$3,033.33	$15
Series D	100		N/A	—	2,250.00	11	N/A	—	2,250.00	11	2,250.00	11
Series E	100		N/A	N/A	N/A	N/A	898.50	10	N/A	N/A	2,735.00	28
Series F	100		2,312.50	23	N/A	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		2,350.00	23	N/A	—	2,350.00	23	4,700.00	47	4,700.00	47
Series H	100		925.00	6	925.00	6	925.00	5	2,775.00	17	3,258.06	19
Series I	100		937.50	12	937.50	12	N/A	N/A	3,145.83	41	N/A	N/A
Total				$69		$34		$66		$177		$166
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

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2022			June 30, 2022			Sept. 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(292)	$(150)	$(442)	$(436)	$(119)	$(555)	$(158)	$(44)	$(202)
Total foreign currency translation	(292)	(150)	(442)	(436)	(119)	(555)	(158)	(44)	(202)
Unrealized (loss) on assets available-for-sale:
Unrealized (loss) arising during period	(1,205)	297	(908)	(1,167)	285	(882)	(201)	51	(150)
Reclassification adjustment (b)	(1)	—	(1)	—	—	—	(2)	—	(2)
Net unrealized (loss) on assets available-for-sale	(1,206)	297	(909)	(1,167)	285	(882)	(203)	51	(152)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	17	(4)	13	17	(4)	13	28	(6)	22
Total defined benefit plans	17	(4)	13	17	(4)	13	28	(6)	22
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(5)	1	(4)	(8)	2	(6)	1	—	1
Reclassification of net loss (gain) to net income:
Foreign exchange (“FX”) contracts – staff expense	3	(1)	2	1	—	1	(2)	—	(2)
FX contracts – investment and other revenue	1	—	1	—	—	—	—	—	—
Total reclassifications to net income	4	(1)	3	1	—	1	(2)	—	(2)
Net unrealized (loss) on cash flow hedges	(1)	—	(1)	(7)	2	(5)	(1)	—	(1)
Total other comprehensive (loss)	$(1,482)	$143	$(1,339)	$(1,593)	$164	$(1,429)	$(334)	$1	$(333)
(a)    Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.
(b)    The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains, which is included in investment and other revenue on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as other expense on the consolidated income statement.

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2022			Sept. 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(848)	$(302)	$(1,150)	$(247)	$(54)	$(301)
Total foreign currency translation	(848)	(302)	(1,150)	(247)	(54)	(301)
Unrealized (loss) on assets available-for-sale:
Unrealized (loss) arising during period	(4,393)	1,072	(3,321)	(1,021)	245	(776)
Reclassification adjustment (b)	(5)	1	(4)	(4)	1	(3)
Net unrealized (loss) on assets available-for-sale	(4,398)	1,073	(3,325)	(1,025)	246	(779)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	51	(7)	44	83	(14)	69
Total defined benefit plans	51	(7)	44	83	(14)	69
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(16)	4	(12)	2	—	2
Reclassification of net losses (gains) to net income:
FX contracts – staff expense	4	(1)	3	(11)	2	(9)
FX contracts – investment and other revenue	1	—	1	—	—	—
Total reclassifications to net income	5	(1)	4	(11)	2	(9)
Net unrealized (loss) on cash flow hedges	(11)	3	(8)	(9)	2	(7)
Total other comprehensive (loss)	$(5,206)	$767	$(4,439)	$(1,198)	$180	$(1,018)
(a)    Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.
(b)    The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains, which is included in investment and other revenue on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as other expense on the consolidated income statement.
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

Assets measured at fair value on a recurring basis at Sept. 30, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$28,156	$—	$—	$—	$28,156
Sovereign debt/sovereign guaranteed	4,335	6,000	—	—	10,335
Agency RMBS	—	8,365	—	—	8,365
Agency commercial MBS	—	8,100	—	—	8,100
Supranational	—	7,599	—	—	7,599
Foreign covered bonds	—	5,280	—	—	5,280
CLOs	—	5,242	—	—	5,242
Non-agency commercial MBS	—	2,893	—	—	2,893
Foreign government agencies	—	2,315	—	—	2,315
Non-agency RMBS	—	2,113	—	—	2,113
U.S. government agencies	—	1,997	—	—	1,997
State and political subdivisions	—	1,866	—	—	1,866
Other ABS	—	1,465	—	—	1,465
Corporate bonds	—	1,197	—	—	1,197
Other debt securities	—	1	—	—	1
Total available-for-sale securities	32,491	54,433	—	—	86,924
Trading assets:
Debt instruments	2,290	1,780	—	—	4,070
Equity instruments	4,448	—	—	—	4,448
Derivative assets not designated as hedging:
Interest rate	28	1,504	—	(1,053)	479
Foreign exchange	—	15,389	—	(11,915)	3,474
Equity and other contracts	16	242	—	(79)	179
Total derivative assets not designated as hedging	44	17,135	—	(13,047)	4,132
Total trading assets	6,782	18,915	—	(13,047)	12,650
Other assets:
Derivative assets designated as hedging:
Interest rate	—	195	—	—	195
Foreign exchange	—	680	—	—	680
Total derivative assets designated as hedging	—	875	—	—	875
Other assets (b)	302	206	—	—	508
Total other assets	302	1,081	—	—	1,383
Assets measured at NAV (b)					216
Total assets	$39,575	$74,429	$—	$(13,047)	$101,173
Percentage of total assets prior to netting	35%	65%	—%

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Trading liabilities:
Debt instruments	$3,426	$36	$—	$—	$3,462
Equity instruments	91	—	—	—	91
Derivative liabilities not designated as hedging:
Interest rate	11	1,793	—	(1,025)	779
Foreign exchange	—	15,756	—	(12,625)	3,131
Equity and other contracts	—	33	—	(2)	31
Total derivative liabilities not designated as hedging	11	17,582	—	(13,652)	3,941
Total trading liabilities	3,528	17,618	—	(13,652)	7,494
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	—	—	—	—
Foreign exchange	—	25	—	—	25
Total derivative liabilities designated as hedging	—	25	—	—	25
Other liabilities	—	1	—	—	1
Total other liabilities	—	26	—	—	26
Total liabilities	$3,528	$17,644	$—	$(13,652)	$7,520
Percentage of total liabilities prior to netting	17%	83%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2022						Dec. 31, 2021
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2022	$1,796	100%	—%	—%	—%	—%	$2,190	100%	—%	—%	—%	—%
2007	56	—	6	—	50	44	114	—	4	—	39	57
2006	91	—	33	—	50	17	181	—	24	—	33	43
2005	95	5	3	1	42	49	167	3	5	1	37	54
2004 and earlier	75	14	9	5	58	14	96	16	10	5	57	12
Total non-agency RMBS	$2,113	86%	2%	—%	7%	5%	$2,748	81%	2%	—%	8%	9%
Non-agency commercial MBS originated in:
2009-2022	$2,893	100%	—%	—%	—%	—%	$3,125	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,108	100%	—%	—%	—%	—%	$2,332	100%	—%	—%	—%	—%
UK	1,088	100	—	—	—	—	1,141	100	—	—	—	—
Australia	613	100	—	—	—	—	762	100	—	—	—	—
Germany	556	100	—	—	—	—	638	100	—	—	—	—
Norway	350	100	—	—	—	—	457	100	—	—	—	—
Other	565	100	—	—	—	—	908	100	—	—	—	—
Total foreign covered bonds	$5,280	100%	—%	—%	—%	—%	$6,238	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$3,027	100%	—%	—%	—%	—%	$3,585	100%	—%	—%	—%	—%
UK	1,693	100	—	—	—	—	1,969	100	—	—	—	—
France	1,552	100	—	—	—	—	1,921	100	—	—	—	—
Singapore	1,059	100	—	—	—	—	1,018	100	—	—	—	—
Canada	676	100	—	—	—	—	630	100	—	—	—	—
Italy	549	—	—	100	—	—	1,382	—	—	100	—	—
Hong Kong	488	100	—	—	—	—	531	100	—	—	—	—
Japan	423	—	100	—	—	—	363	—	100	—	—	—
Spain	228	—	35	65	—	—	782	—	8	92	—	—
Other (c)	640	63	18	—	19	—	1,198	71	19	—	10	—
Total sovereign debt/sovereign guaranteed	$10,335	86%	6%	7%	1%	—%	$13,379	78%	5%	16%	1%	—%
Foreign government agencies:
Canada	$625	83%	17%	—%	—%	—%	$566	78%	22%	—%	—%	—%
Norway	461	100	—	—	—	—	269	100	—	—	—	—
Netherlands	349	100	—	—	—	—	765	100	—	—	—	—
Sweden	275	100	—	—	—	—	252	100	—	—	—	—
Finland	202	100	—	—	—	—	267	100	—	—	—	—
France	177	100	—	—	—	—	301	100	—	—	—	—
Other	226	63	37	—	—	—	266	64	36	—	—	—
Total foreign government agencies	$2,315	92%	8%	—%	—%	—%	$2,686	92%	8%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2022 and Dec. 31, 2021, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $122 million at Sept. 30, 2022 and $119 million at Dec. 31, 2021.
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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2022				Dec. 31, 2021
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$35	$—	$35	$—	$42	$—	$42
Other assets (b)	—	437	—	437	—	265	—	265
Total assets at fair value on a nonrecurring basis	$—	$472	$—	$472	$—	$307	$—	$307
(a)    The fair value of these loans was unchanged in the third quarter of 2022 and the fourth quarter of 2021, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
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

Summary of financial instruments	Sept. 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$107,427	$—	$107,427	$107,427
Interest-bearing deposits with banks	—	13,887	—	13,887	13,890
Federal funds sold and securities purchased under resale agreements	—	23,483	—	23,483	23,483
Securities held-to-maturity	10,750	39,735	—	50,485	57,257
Loans (a)	—	68,585	—	68,585	68,963
Other financial assets	4,707	1,671	—	6,378	6,378
Total	$15,457	$254,788	$—	$270,245	$277,398
Liabilities:
Noninterest-bearing deposits	$—	$88,275	$—	$88,275	$88,275
Interest-bearing deposits	—	208,794	—	208,794	213,714
Federal funds purchased and securities sold under repurchase agreements	—	11,339	—	11,339	11,339
Payables to customers and broker-dealers	—	23,741	—	23,741	23,741
Borrowings	—	683	—	683	683
Long-term debt	—	25,975	—	25,975	27,820
Total	$—	$358,807	$—	$358,807	$365,572
(a)    Does not include the leasing portfolio.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$102,467	$—	$102,467	$102,467
Interest-bearing deposits with banks	—	16,636	—	16,636	16,630
Federal funds sold and securities purchased under resale agreements	—	29,607	—	29,607	29,607
Securities held-to-maturity	12,488	44,287	—	56,775	56,866
Loans (a)	—	67,026	—	67,026	66,860
Other financial assets	6,061	1,239	—	7,300	7,300
Total	$18,549	$261,262	$—	$279,811	$279,730
Liabilities:
Noninterest-bearing deposits	$—	$93,695	$—	$93,695	$93,695
Interest-bearing deposits	—	224,665	—	224,665	225,999
Federal funds purchased and securities sold under repurchase agreements	—	11,566	—	11,566	11,566
Payables to customers and broker-dealers	—	25,150	—	25,150	25,150
Borrowings	—	956	—	956	956
Long-term debt	—	26,701	—	26,701	25,931
Total	$—	$382,733	$—	$382,733	$383,297
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

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Assets of consolidated investment management funds:
Trading assets	$206	$443
Other assets	8	19
Total assets of consolidated investment management funds	$214	$462
Liabilities of consolidated investment management funds:
Other liabilities	1	3
Total liabilities of consolidated investment management funds	$1	$3

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $10 million at Sept. 30, 2022 and $15 million at Dec. 31, 2021. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2022.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed, state and political subdivisions, corporate bonds and foreign covered bonds. At Sept. 30, 2022, $32.6 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $32.6 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2022, $22.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $22.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into
U.S. dollars. We use forward foreign exchange contracts with maturities of 12 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as Indian rupee, British pound, euro, Hong Kong dollar, Polish zloty and Singapore dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2022, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $407 million (notional), with a net pre-tax loss of $9 million recorded in accumulated other comprehensive income (“OCI”). This loss will be reclassified to earnings over the next 12 months.

We also utilize forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. The unamortized derivative value associated with the excluded component is recognized in accumulated OCI. At Sept. 30, 2022, $110 million par value of available-for-sale securities was hedged with foreign currency forward contracts that had a notional value of $110 million.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2022, forward foreign exchange contracts with notional amounts totaling $8.1 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At Sept. 30, 2022, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q22	2Q22	3Q21	YTD22	YTD21
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$1,294	$866	$183	$3,644	$649
Hedged item	Interest revenue	(1,292)	(858)	(184)	(3,630)	(647)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(540)	(292)	(96)	(1,573)	(427)
Hedged item	Interest expense	539	291	96	1,570	426
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	(2)	(1)	—	(4)	7
Hedged item	Foreign exchange revenue	2	2	—	5	(6)
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	(3)	(1)	2	(4)	11
(Loss) reclassified from OCI into income	Investment and other revenue	(1)	—	—	(1)	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(3)	$7	$1	$7	$13
(a)    Includes gains of less than $1 million in the third quarter of 2022, $1 million in the second quarter of 2022, less than $1 million in the third quarter of 2021 and gains of $1 million in the first nine months of 2022 and first nine months of 2021 associated with the amortization of the excluded component. At Sept. 30, 2022 and Dec. 31, 2021, the remaining accumulated OCI balance associated with the excluded component was de minimis.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q22	2Q22	3Q21	YTD22	YTD21		3Q22	2Q22	3Q21	YTD22	YTD21
FX contracts	$631	$505	$201	$1,279	$221	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2022	Dec. 31, 2021	Sept. 30, 2022	Dec. 31, 2021
Available-for-sale securities (b)(c)	$32,585	$24,400	$(2,948)	$590
Long-term debt	$21,627	$22,447	$(1,368)	$183
(a)    Includes $90 million and $165 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2022 and Dec. 31, 2021, respectively, and $52 million and $72 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2022 and Dec. 31, 2021, respectively.
(b)    Excludes hedged items where only foreign currency risk is the designated hedged risk, as the basis adjustments related to foreign currency hedges will not reverse through the consolidated income statement in future periods. The carrying amount excluded for available-for-sale securities was $110 million at Sept. 30, 2022 and $141 million at Dec. 31, 2021.
(c)    Carrying amount represents the amortized cost.
90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2022	Dec. 31, 2021	Sept. 30, 2022	Dec. 31, 2021	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$55,575	$46,717	$195	$—	$—	$453
Foreign exchange contracts	8,610	10,367	680	206	25	40
Total derivatives designated as hedging instruments			$875	$206	$25	$493
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$219,878	$193,747	$1,532	$3,259	$1,804	$2,835
Foreign exchange contracts	870,047	915,694	15,389	6,279	15,756	6,215
Equity contracts	4,304	9,659	257	49	30	211
Credit contracts	275	190	1	—	3	5
Total derivatives not designated as hedging instruments			$17,179	$9,587	$17,593	$9,266
Total derivatives fair value (d)			$18,054	$9,793	$17,618	$9,759
Effect of master netting agreements (e)			(13,047)	(6,973)	(13,652)	(6,335)
Fair value after effect of master netting agreements			$5,007	$2,820	$3,966	$3,424
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $2,497 million and $3,102 million, respectively, at Sept. 30, 2022, and $1,424 million and $786 million, respectively, at Dec. 31, 2021.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q22	2Q22	3Q21	YTD22	YTD21
Foreign exchange revenue	$203	$222	$185	$632	$600
Other trading revenue	65	45	20	115	12

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were losses of $11 million in the third quarter of 2022, $2 million in the third quarter of 2021, $30 million in the second quarter of 2022 and $54 million in the first nine months of 2022 and a gain of $21 million in the first nine months of 2021.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity
BNY Mellon 91

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

	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$4,709	$3,606
Collateral posted	$5,667	$5,388
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2022	Dec. 31, 2021
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$123	$56
Baa2/BBB	$621	$563
Ba1/BB+	$1,802	$1,778
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2022 and Dec. 31, 2021, existing collateral arrangements would have required us to post additional collateral of $253 million and $71 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2022
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,404	$1,054		$350	$57	$—	$293
Foreign exchange contracts	14,986	11,914		3,072	162	—	2,910
Equity and other contracts	244	79		165	20	—	145
Total derivatives subject to netting arrangements	16,634	13,047		3,587	239	—	3,348
Total derivatives not subject to netting arrangements	1,420	—		1,420	—	—	1,420
Total derivatives	18,054	13,047		5,007	239	—	4,768
Reverse repurchase agreements	60,063	45,006	(b)	15,057	14,940	—	117
Securities borrowing	8,426	—		8,426	8,001	—	425
Total	$86,543	$58,053		$28,490	$23,180	$—	$5,310
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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2022				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,560	$1,026		$534	$66	$—	$468
Foreign exchange contracts	14,897	12,624		2,273	391	—	1,882
Equity and other contracts	22	2		20	—	—	20
Total derivatives subject to netting arrangements	16,479	13,652		2,827	457	—	2,370
Total derivatives not subject to netting arrangements	1,139	—		1,139	—	—	1,139
Total derivatives	17,618	13,652		3,966	457	—	3,509
Repurchase agreements	54,476	45,006	(b)	9,470	9,440	29	1
Securities lending	1,869	—		1,869	1,777	—	92
Total	$73,963	$58,658		$15,305	$11,674	$29	$3,602
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2022					Dec. 31, 2021
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$46,527	$—	$1,063	$508	$48,098	$56,556	$304	$450	$—	$57,310
Agency RMBS	1,786	40	2	—	1,828	2,795	1	—	—	2,796
Corporate bonds	114	160	647	269	1,190	97	77	870	270	1,314
Sovereign debt/sovereign guaranteed	622	—	1	—	623	160	—	—	—	160
State and political subdivisions	27	55	250	98	430	44	16	630	155	845
U.S. government agencies	397	—	—	—	397	503	—	—	—	503
Other debt securities	4	19	9	—	32	—	30	245	—	275
Equity securities	—	26	1,852	—	1,878	—	276	1,255	—	1,531
Total	$49,477	$300	$3,824	$875	$54,476	$60,155	$704	$3,450	$425	$64,734
Securities lending:
Agency RMBS	$101	$—	$—	$—	$101	$152	$—	$—	$—	$152
Other debt securities	75	—	—	—	75	88	—	—	—	88
Equity securities	1,693	—	—	—	1,693	1,301	—	—	—	1,301
Total	$1,869	$—	$—	$—	$1,869	$1,541	$—	$—	$—	$1,541
Total secured borrowings	$51,346	$300	$3,824	$875	$56,345	$61,696	$704	$3,450	$425	$66,275

BNY Mellon’s repurchase agreements and securities lending transactions primarily encounter risk associated with liquidity. We are required to pledge collateral based on predetermined terms within the agreements. If we were to experience a decline in the fair value of the collateral pledged for these transactions, we could be required to provide additional collateral to the counterparty, therefore decreasing the amount of assets available for other liquidity needs that may arise. BNY Mellon also offers tri-party collateral agency services in the tri-party repo market where we are exposed to credit risk. In order to mitigate this risk, we require dealers to fully secure intra-day credit.

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2022	Dec. 31, 2021
(in millions)
Lending commitments	$50,000	$46,183
Standby letters of credit (“SBLC”) (a)	2,013	1,971
Commercial letters of credit	46	56
Securities lending indemnifications (b)(c)	482,002	487,298
(a)Net of participations totaling $138 million at Sept. 30, 2022 and $128 million at Dec. 31, 2021.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $71 billion at Sept. 30, 2022 and $67 billion at Dec. 31, 2021.
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

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.8 billion in less than one year, $19.4 billion in one to five years and $859 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $161 million at Sept. 30, 2022 and $172 million at Dec. 31, 2021. At Sept. 30, 2022, $1.4 billion of the SBLCs will expire within one year, $621 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2022	Dec. 31, 2021

Investment grade	76%	85%
Non-investment grade	24%	15%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $46 million at Sept. 30, 2022 and $56 million at Dec. 31, 2021.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $72 million at Sept. 30, 2022 and $45 million at Dec. 31, 2021.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $506 billion at Sept. 30, 2022 and $511 billion at Dec. 31, 2021.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2022 and Dec. 31, 2021, $71 billion and $67 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $76 billion and $71 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2022, we had $2.5 billion of unsettled repurchase agreements and $6.1 billion of unsettled reverse repurchase agreements. At Dec. 31, 2021, we had $2.6 billion of unsettled repurchase agreements and $9.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2022. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2022
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.7	$18.8	$20.5
Asset managers	1.6	8.0	9.6
Banks	7.3	1.5	8.8
Insurance	0.1	3.7	3.8
Government	—	0.3	0.3
Other	0.4	0.9	1.3
Total	$11.1	$33.2	$44.3

Commercial portfolio exposure (in billions)	Sept. 30, 2022
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.1	$4.9
Services and other	1.0	3.1	4.1
Energy and utilities	0.2	3.7	3.9
Media and telecom	0.1	0.7	0.8
Total	$2.1	$11.6	$13.7

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
BNY Mellon 97

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
98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

receivable up to the amount of the accrual that is probable of recovery.

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $520 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Three actions commenced in December 2014, December 2015 and February 2017 are pending in New York federal court. In New York state court, seven actions are pending: one case commenced in May 2016; three related cases commenced in September 2021 and October 2022; and three related cases commenced in October 2021, December 2021 and February 2022.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey and that matter has concluded. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon and that matter is on appeal. All the cases that have been brought in federal court against Pershing have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

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
BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. DTVM and Ativos intend to file a further appeal. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated three proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. In August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined as a secondary party in connection with the prosecution of unrelated individual defendants. Trial
100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

commenced in September 2019. In March 2020, the court stated that it would refrain from taking action against the subsidiary in order to expedite the conclusion of the trial. The court convicted the unrelated individual defendants, and determined that the cum/ex trading activities of the relevant third-party investment funds were unlawful. In November and December 2020, we received secondary liability notices from the German tax authorities totaling approximately $150 million (at then-prevailing exchange rates) related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. We have appealed the notices. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

Note 19–Business segments

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the third quarter of 2022.

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
BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

related to the portion of the securities portfolio restructured in 2009 has been included in the results of the businesses.
•Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Segments with a net liability position have been allocated assets.
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,536	$989	$805	(a)	$23	$3,353	(a)
Net interest revenue (expense)	538	378	57		(47)	926
Total revenue (loss)	2,074	1,367	862	(a)	(24)	4,279	(a)
Provision for credit losses	(6)	(1)	3		(26)	(30)
Noninterest expense	1,557	737	1,356		29	3,679
Income (loss) before income taxes	$523	$631	$(497)	(a)	$(27)	$630	(a)
Pre-tax operating margin (b)	25%	46%	(57)%		N/M	15%
Average assets	$203,063	$138,204	$29,996		$44,407	$415,670
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $— million.
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Sept. 30, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,488	$890	$985	(a)	$35	$3,398	(a)
Net interest revenue (expense)	349	283	47		(38)	641
Total revenue (loss)	1,837	1,173	1,032	(a)	(3)	4,039	(a)
Provision for credit losses	(19)	(16)	(7)		(3)	(45)
Noninterest expense	1,543	668	691		16	2,918
Income (loss) before income taxes	$313	$521	$348	(a)	$(16)	$1,166	(a)
Pre-tax operating margin (b)	17%	44%	34%		N/M	29%
Average assets	$226,930	$143,630	$30,195		$46,006	$446,761
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $4 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,488	$2,869	$2,549	(a)	$118	$10,024	(a)
Net interest revenue (expense)	1,372	1,014	176		(114)	2,448
Total revenue	5,860	3,883	2,725	(a)	4	12,472	(a)
Provision for credit losses	(3)	1	—		21	19
Noninterest expense	4,723	2,147	2,802		125	9,797
Income (loss) before income taxes	$1,140	$1,735	$(77)	(a)	$(142)	$2,656	(a)
Pre-tax operating margin (b)	19%	45%	(3)%		N/M	21%
Average assets	$214,518	$140,435	$33,077		$43,044	$431,074
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $13 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the nine months ended Sept. 30, 2021	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,352	$2,707	$2,880	(a)	$30	$9,969	(a)
Net interest revenue (expense)	1,059	861	142		(121)	1,941
Total revenue (loss)	5,411	3,568	3,022	(a)	(91)	11,910	(a)
Provision for credit losses	(127)	(64)	(7)		(16)	(214)
Noninterest expense	4,362	2,002	2,077		106	8,547
Income (loss) before income taxes	$1,176	$1,630	$952	(a)	$(181)	$3,577	(a)
Pre-tax operating margin (b)	22%	46%	31%		N/M	30%
Average assets	$228,714	$145,562	$30,870		$47,960	$453,106
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $6 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2022	2021
Transfers from loans to other assets for other real estate owned	$1	$1
Change in assets of consolidated investment management funds	248	18
Change in liabilities of consolidated investment management funds	2	2
Change in nonredeemable noncontrolling interests of consolidated investment management funds	189	130
Securities purchased not settled	126	531
Securities sold not settled	—	29
Available-for-sale securities transferred to held-to-maturity securities	6,067	11,028
Premises and equipment/capitalized software funded by finance lease obligations	—	11
Premises and equipment/operating lease obligations	177	72

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
BNY Mellon 105

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2022. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2022			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2022
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2022	21	$49.18	21	$2,628
August 2022	4	44.24	4	2,628
September 2022	11	47.45	11	2,628
Third quarter of 2022 (a)	36	$48.07	36	$2,628	(b)
(a)    Includes 36 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. There were no open market repurchases in the third quarter of 2022.
(b)    Represents the maximum value of the shares to be repurchased through the fourth quarter of 2022 under the share repurchase plan announced in June 2021 and includes shares repurchased in connection with employee benefit plans.

In June 2021, in connection with the Federal Reserve’s release of the 2021 CCAR stress tests, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $6.0 billion of common shares beginning in the third quarter of 2021 and continuing through the fourth quarter of 2022. This share repurchase plan replaced all previously authorized share repurchase plans.

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
N/A
10.1	2022 Form of Restricted Stock Unit Agreement.	Filed herewith.
10.2	2022 Form of Performance Share Unit Agreement.	Filed herewith.
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2022, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 109

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 7, 2022	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

110 BNY Mellon