Form 10-K
period 2022-12-31
Bank of New York Mellon Corp
filed 2023-02-27
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $33,679,182,544.

As of January 31, 2023, 804,200,938 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2023 Proxy Statement – Part III
    The Bank of New York Mellon Corporation 2022 Annual Report to Shareholders – Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2022 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2023 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

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

The contents of BNY Mellon’s website or any other websites referenced herein or in the Annual Report are not part of or incorporated by reference into this Form 10-K.

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “ambition,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements. Some statements in this document are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of securities portfolio repositioning, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth and initiatives, including the potential effects of the coronavirus pandemic on any of the foregoing.

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
•our business may be adversely affected if we are unable to attract, retain, develop and motivate employees;
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
•levels of and changes in interest rates have impacted, and will in the future continue to impact, our profitability and capital levels, at times adversely;
•we have experienced, and may continue to experience, unrealized or realized losses on securities related to volatile and illiquid market conditions, reducing our capital levels and/or earnings;
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
2 BNY Mellon

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

Investors should consider all risk factors discussed in the Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.
BNY Mellon 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $44.3 trillion in assets under custody and/or administration and $1.8 trillion in assets under management as of Dec. 31, 2022. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into three principal business segments: Securities Services, Market and Wealth Services and Investment and Wealth Management. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, renewable energy and other corporate investments and certain business exits.

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

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2022.

BNY Mellon 5

Human Capital Management

Our enduring ambition is to build the best global team—one that is inclusive of varying perspectives, backgrounds and experiences, and represents the increasingly varied markets and clients we serve. Our core objective is to empower our teams to do their best work, make unique contributions and build purposeful careers in an equitable environment where they are treated with fairness, dignity and respect.

Diversity, Equity and Inclusion

Diversity, equity and inclusion is integral to who we are as a company, what our people experience as members of our global team, and how we serve all of our stakeholders. Our diversity, equity and inclusion strategy is not separate, but embedded in our business strategy, operating model, talent experience and client value proposition.

To increase the diversity of our talent pool, we work with professional associations, educational institutions, think tanks and nonprofits to deepen engagement with Black, Hispanic/Latino, Asian, LGBT+, neuro-diverse individuals, people with disabilities, and talent from other underrepresented backgrounds. We aim for fair inclusion by using diverse candidate slates, creating gender-neutral job descriptions and involving diverse interview panels. We embed diversity, equity and inclusion in our talent review processes, succession plans and development objectives to improve promotion readiness and advance and retain talent from all backgrounds.

At the most senior level, our Executive Committee sets diversity, equity and inclusion goals with specific targets to improve senior leader diversity and to increase female representation globally and diverse ethnic and/or racial representation in the U.S. Executive Committee members’ variable compensation is informed by performance against these goals.

At the end of 2022, women were 40% of BNY Mellon’s global workforce and 43% of BNY Mellon’s U.S. workforce. Further, 38% of BNY Mellon’s U.S. workforce were from U.S. underrepresented ethnic and/or racial backgrounds.

At the end of 2022, 35% of BNY Mellon’s Executive Committee were women and 20% of BNY Mellon’s
Executive Committee were from underrepresented ethnic and/or racial backgrounds.

Our Board of Directors is committed to fostering and maintaining its diversity. At the end of 2022, 36% of our Board of Directors were women and 36% of our Board of Directors was composed of individuals from underrepresented ethnic and/or racial backgrounds. In addition, four of BNY Mellon’s six standing committees of its Board of Directors are chaired by a diverse director based on race or gender.

Retention, Training and Development

We seek to attract and retain employees by providing a rewarding employee experience. We recognize that employees seek a supportive, safe and inclusive workplace, and we continually evaluate our employee engagement and wellbeing programs in an effort to meet those expectations. We offer a 401(k) plan for U.S. employees, and other defined contribution retirement plans worldwide, where consistent with market practice. We also maintain defined benefit plans for certain current and former employees, some of which are frozen (including in the U.S.). At Dec. 31, 2022, we had approximately 43,700 participants in our 401(k) plan, including former employees. In addition, our frozen U.S. defined benefit pension plan covered approximately 8,100 U.S. participants and our non-U.S. defined benefit plans (some frozen) covered approximately 15,700 non-U.S. participants.

In December 2022, BNY Mellon announced that it would provide eligible employees an award of 10 restricted stock units (“RSUs”) on Feb. 13, 2023. This equity grant will allow eligible employees to become equity owners and share in the Company’s success.

At key career transition points, from internship to executive management, we offer programs and development opportunities to help employees advance their careers and progress within our organization. Our extensive training and development opportunities are designed to enable employees to grow professionally and advance within our organization.

We engage with employees to encourage innovation, show appreciation for their contributions, and gather feedback on how we can build a more rewarding, inclusive workplace. For example, we regularly gather feedback through an all-employee survey.
6 BNY Mellon

Employee Wellbeing, Health and Safety

BNY Mellon’s holistic approach to employee wellbeing is designed to create a healthy, resilient and vibrant workforce. Our programs are designed to provide employees easy access to resources to help improve their physical health, emotional resilience, financial wellbeing and social connections. Further, we work to ensure the safety of our employees and clients in all of our facilities.

During the coronavirus pandemic, we quickly transitioned the vast majority of our employees to working from home. We found new ways of working and collaborating to deliver on our commitments to clients and each other. Beginning in 2022, we transitioned to a new model which fosters flexibility. We endeavor to promote a collaborative and effective workplace for our people, while continuing to embrace the concept of flexibility and enhancing our culture and commercial impact.

Employees and International Operations

Globally, at Dec. 31, 2022, BNY Mellon and its subsidiaries had approximately 51,700 full-time employees.

We pride ourselves on providing dedicated service through our multilingual sales, marketing and client service teams. At Dec. 31, 2022, approximately 50% of our total employees (full-time and part-time employees) were based outside the U.S., with approximately 10,600 employees in Europe, the Middle East and Africa (“EMEA”), approximately 16,100 employees in the Asia-Pacific region (“APAC”) and approximately 900 employees in other global locations, primarily Brazil.

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

BNY Mellon 7

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, located at 240 Greenwich Street in New York City, is a 23-story building of approximately 1.2 million square feet that we own.

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 5.7 million square feet of leased and owned space.

In the EMEA region, we have offices that total approximately 1.1 million square feet of leased and owned space and we have 1.5 million square feet of leased space in the APAC region.

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
8 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2023, there were 22,256 holders of record of our common stock.

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

As of Dec. 31, 2022, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
BNY Mellon 9

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 113 and 114 of the Annual Report, each of which is incorporated herein by reference.

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

Name	Age	Positions and offices

Jolen Anderson	44	Ms. Anderson has served as Senior Executive Vice President and Global Head of Human Resources of BNY Mellon since September 2019. From 2014 to September 2019, Ms. Anderson served as Senior Vice President, Chief Diversity Officer and Chief Counsel, Employment and Social Responsibility, for Visa Inc.

Bridget E. Engle	59	Ms. Engle has served as Senior Executive Vice President and Head of Operations and Technology of BNY Mellon since August 2020 and served as Senior Executive Vice President and Chief Information Officer from June 2017 to August 2020.

Hani A. Kablawi	54	Mr. Kablawi has served as Senior Executive Vice President and Chairman of International of BNY Mellon since January 2020 and was Senior Executive Vice President and Chairman of EMEA and Chief Executive Officer of Global Asset Servicing from January 2018 to January 2020 and Chief Executive Officer of EMEA Investment Services from July 2016 to January 2018.

Catherine Keating	61	Ms. Keating has served as Senior Executive Vice President and Chief Executive Officer of Wealth Management at BNY Mellon since July 2018. From February 2015 to June 2018, Ms. Keating was the Chief Executive Officer of Commonfund.

Senthil Kumar	57	Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019.

Kurtis R. Kurimsky	49	Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015.

BNY Mellon 11

Name	Age	Positions and offices
J. Kevin McCarthy	58	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014.

Dermot McDonogh	57	Mr. McDonogh has served as Senior Executive Vice President of BNY Mellon since October 2022 and as Chief Financial Officer of BNY Mellon since February 2023. From 2015 to July 2022, Mr. McDonogh served as the chief operating officer of the Europe, Middle East, and Africa region for Goldman Sachs International and as the chief executive officer of Goldman Sachs International Bank.

Emily Portney	51
Ms. Portney has served as Senior Executive Vice President and Chief Executive Officer of Asset Servicing of BNY Mellon since February 2023. Ms. Portney served as Senior Executive Vice President and Chief Financial Officer of BNY Mellon from July 2020 until February 2023. From October 2018 to July 2020, she served as Global Head of Asset Servicing client management, sales and service and Head of the Americas region. Ms. Portney was the Chief Financial Officer of Barclays International from September 2016 to May 2018.

Roman Regelman	51	Mr. Regelman has served as Senior Executive Vice President, Chief Executive Officer of Asset Servicing, Issuer Services and Digital of BNY Mellon since April 2022 and previously served as Chief Executive Officer of Asset Servicing and Head of Digital from January 2020 to April 2022. From September 2018 to January 2020, he served as Senior Executive Vice President and Head of Digital.

Akash Shah	37
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

Hanneke Smits	56
Ms. Smits has served as Senior Executive Vice President and Chief Executive Officer of Investment Management at BNY Mellon since October 2020 and served as the Chief Executive Officer of Newton Investment Management from August 2016 to September 2020.

Robin Vince	51	Mr. Vince has served as President and Chief Executive Officer of BNY Mellon since August 2022, and as President and Chief Executive Officer-Elect from March 2022 until August 2022. Previously, he was Vice Chair and Chief Executive Officer of Global Market Infrastructure at BNY Mellon since October 2020. From 1994 until September 2020, Mr. Vince worked at Goldman Sachs, most recently as Chief Risk Officer and a member of the Management Committee.

12 BNY Mellon

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 – Election of Directors;” “Compensation Discussion & Analysis” and “Executive Compensation Tables and Other Compensation Disclosures” under the heading “Item 2 – Advisory Vote on Compensation;” “Board Meetings and Committee Information – Committees and Committee Charters” and “– Human Resources and Compensation Committee” under the heading “Item 1 – Election of Directors – Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the HRC Committee” under the heading “Item 2 – Advisory Vote on Compensation – Compensation Discussion & Analysis” is deemed furnished hereunder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 4 – Ratification of KPMG LLP,” which is incorporated herein by reference. KPMG LLP’s Public Company Accounting Oversight Board (“PCAOB”) firm identification number is 185.

BNY Mellon 13

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)    The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	116-117
	Consolidated Comprehensive Income Statement	118
	Consolidated Balance Sheet	119
	Consolidated Statement of Cash Flows	120
	Consolidated Statement of Changes in Equity	121-122
	Notes to Consolidated Financial Statements	123-195
	Report of Independent Registered Public Accounting Firm	196

(3)	Exhibits
	See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 15 through 21 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

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
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-35651) as filed with the Commission on Feb. 25, 2022, and incorporated herein by reference.
10.1	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.2	*	Amendment effective as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.5	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.6	*	Amendment effective as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.7	*	Amendment effective as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment effective as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.9	*	Amendment effective as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.10	*	Amendment effective as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.11	*	Amendment effective as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.12	*	Amendment effective as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.13	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.14	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.15	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.16	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.17	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.18	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.19	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.20	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.21	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.22	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, effective as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.23	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.24	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, effective as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2014, and incorporated herein by reference.
18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.25	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.26	*	Amendment effective as of June 30, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.27	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.28	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.29	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.30	*	Amendment effective as of Nov. 1, 2018 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2018, and incorporated herein by reference.
10.31	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.32	*	2019 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.33	*	2019 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2019, and incorporated herein by reference.
10.34	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.35	*	2020 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.36	*	2020 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.37	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2020, and incorporated herein by reference.
10.38	*	2021 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.39	*	2021 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.40	*	2022 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.41	*	2022 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.42	*	Amendment, dated Aug. 30, 2022, to Letter Agreement between The Bank of New York Mellon Corporation and Robin Vince.	Filed herewith.
10.43	*	Gulfstream Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Filed herewith.
10.44	*	Dassault Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2022 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

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

The Bank of New York Mellon Corporation

By:	/s/ Robin Vince
Robin Vince
President and Chief Executive Officer

DATED: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Robin Vince	Director and Principal Executive Officer
Robin Vince
President and Chief Executive Officer

By:	/s/ Dermot McDonogh	Principal Financial Officer
Dermot McDonogh
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; M. Amy Gilliland; Jeffrey A. Goldstein; K. Guru Gowrappan; Ralph Izzo; Sandra E. O’Connor; Elizabeth E. Robinson; Frederick O. Terrell; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 27, 2023
J. Kevin McCarthy
Attorney-in-fact
22 BNY Mellon