Form 10-Q
period 2023-03-31
Bank of New York Mellon Corp
filed 2023-05-05
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023
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

As of March 31, 2023, 789,133,812 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2023 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key first quarter 2023 events	4
Highlights of first quarter 2023 results	4
Fee and other revenue	6
Net interest revenue	9
Noninterest expense	11
Income taxes	11
Review of business segments	12
Critical accounting estimates	19
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	43
Website information	45

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	46
Consolidated Comprehensive Income Statement (unaudited)	48
Consolidated Balance Sheet (unaudited)	49
Consolidated Statement of Cash Flows (unaudited)	50
Consolidated Statement of Changes in Equity (unaudited)	51

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2023	Dec. 31, 2022	March 31, 2022
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$905	$509	$699
Basic earnings per share	$1.13	$0.63	$0.86
Diluted earnings per share	$1.12	$0.62	$0.86

Fee and other revenue	$3,235	$2,862	$3,228
Net interest revenue	1,128	1,056	698
Total revenue	$4,363	$3,918	$3,926

Return on common equity (annualized)	10.3%	5.7%	7.6%
Return on tangible common equity (annualized) – Non-GAAP (a)	20.2%	11.5%	15.4%

Fee revenue as a percentage of total revenue	72%	82%	80%

Non-U.S. revenue as a percentage of total revenue	35%	39%	35%

Pre-tax operating margin	28%	17%	23%

Net interest margin	1.29%	1.19%	0.75%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.29%	1.19%	0.76%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$46.6	$44.3	$45.5
Assets under management (“AUM”) at period end (in billions) (d)	$1,908	$1,836	$2,266

Average common shares and equivalents outstanding (in thousands):
Basic	803,340	811,669	809,469
Diluted	807,718	815,846	813,986

Selected average balances:
Interest-earning assets	$348,378	$352,987	$373,186
Total assets	$407,501	$414,519	$440,202
Interest-bearing deposits	$204,114	$207,875	$223,243
Noninterest-bearing deposits	$69,886	$75,862	$90,179
Long-term debt	$30,246	$29,508	$25,588
Preferred stock	$4,838	$4,838	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,604	$35,259	$37,363

Other information at period end:
Cash dividends per common share	$0.37	$0.37	$0.34
Common dividend payout ratio	34%	60%	40%
Common dividend yield (annualized)	3.3%	3.2%	2.8%
Closing stock price per common share	$45.44	$45.52	$49.63
Market capitalization	$35,858	$36,800	$40,091
Book value per common share	$45.36	$44.40	$45.76
Tangible book value per common share – Non-GAAP (a)	$23.52	$23.11	$22.76
Full-time employees	51,600	51,700	49,600
Common shares outstanding (in thousands)	789,134	808,445	807,798
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2023	Dec. 31, 2022
Average liquidity coverage ratio (“LCR”)	118%	118%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.0%	11.2%
Tier 1 capital ratio	13.9	14.1
Total capital ratio	14.7	14.9
Standardized Approach:
CET1 ratio	11.4%	11.3%
Tier 1 capital ratio	14.4	14.4
Total capital ratio	15.4	15.3

Tier 1 leverage ratio	5.8%	5.8%
Supplementary leverage ratio (“SLR”)	6.9	6.8

BNY Mellon shareholders’ equity to total assets ratio	9.6%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.4	8.8
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.5 trillion at March 31, 2023 and Dec. 31, 2022 and $1.7 trillion at March 31, 2022.
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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2022 (the “2022 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

Established in 1784, BNY Mellon is America’s oldest bank and the first company listed on the New York Stock Exchange (NYSE: BK). Today, BNY Mellon powers capital markets around the world through comprehensive solutions that help clients manage and service their financial assets throughout the investment life cycle. BNY Mellon has been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators. BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation.

BNY Mellon has three business segments, Securities Services, Market and Wealth Services and Investment and Wealth Management, which offer a comprehensive set of capabilities and deep expertise across the investment life cycle, enabling the Company to provide solutions to buy-side and sell-side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our three business segments and lines of business, with the remaining operations in the Other segment.

The Bank of New York Mellon Corporation

Securities Services	Market and Wealth Services	Investment and Wealth Management

Asset Servicing	Pershing	Investment Management

Issuer Services	Treasury Services	Wealth Management

Clearance and Collateral Management

Key first quarter 2023 events

Leadership succession

Dermot McDonogh joined BNY Mellon on Nov. 1, 2022, and, effective Feb. 1, 2023, succeeded Emily Portney as the Chief Financial Officer (“CFO”). Ms. Portney served as the CFO since July 19, 2020, and has assumed a new position leading the Company’s Asset Servicing business.

Highlights of first quarter 2023 results

Net income applicable to common shareholders was $905 million, or $1.12 per diluted common share, in the first quarter of 2023, compared with $699 million, or $0.86 per diluted common share, in the first quarter of 2022.

The highlights below are based on the first quarter of 2023 compared with the first quarter of 2022, unless otherwise noted.

•Total revenue of $4.4 billion increased 11%, primarily reflecting:
•Fee revenue was flat, primarily reflecting the abatement of money market fee waivers and the $88 million reduction primarily due to accelerated amortization of deferred costs for
4 BNY Mellon

depositary receipts services related to Russia recorded in the first quarter of 2022, offset by lower market values, the unfavorable impact of a stronger U.S. dollar and the impact of the Alcentra divestiture. (See “Fee and other revenue” beginning on page 6.)
•Net interest revenue increased 62%, primarily reflecting higher interest rates on interest-earning assets, partially offset by higher funding expense. (See “Net interest revenue” on page 9.)
•Provision for credit losses was $27 million, reflecting changes in the macroeconomic forecast. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 27.)
•Noninterest expense increased 3%, primarily reflecting higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings, a stronger U.S. dollar and the impact of the Alcentra divestiture. (See “Noninterest expense” on page 11.)
•Effective tax rate of 21.0%. (See “Income taxes” on page 11.)
•Return on common equity (“ROE”) was 10.3% for the first quarter of 2023.
•Return on tangible common equity (“ROTCE”) was 20.2% (Non-GAAP) for the first quarter of 2023.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of the Non-GAAP measure.

Metrics

•AUC/A of $46.6 trillion increased 2%, primarily reflecting client inflows and net new business, partially offset by lower market values and the unfavorable impact of a stronger U.S. dollar.
•AUM of $1.9 trillion decreased 16%, primarily reflecting lower market values, the unfavorable impact of a stronger U.S. dollar and the divestiture of Alcentra, partially offset by net inflows.

Capital and liquidity

•Our CET1 ratio calculated under the Advanced Approaches was 11.0% at March 31, 2023 and
11.2% at Dec. 31, 2022. The decrease primarily reflects capital deployed through common stock repurchases and common dividends and higher risk-weighted assets (“RWAs”), partially offset by capital generated through earnings and unrealized gains in the first quarter on securities available-for-sale. (See “Capital” beginning on page 33.)
•Tier 1 leverage was 5.8% at March 31, 2023 and Dec. 31, 2022 as a slight decrease in capital was offset by a decrease in average assets. (See “Capital” beginning on page 33.)
•Returned $1.6 billion to common shareholders, including $1.3 billion of common share repurchases.

Highlights of our principal business segments

Securities Services
•Total revenue increased 19% and was impacted by the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022.
•Income before income taxes increased 100% and was impacted by the first quarter 2022 adjustment to revenue related to Russia.
•Pre-tax operating margin of 26%.

Market and Wealth Services
•Total revenue increased 22%.
•Income before income taxes increased 41%.
•Pre-tax operating margin of 48%.

Investment and Wealth Management
•Total revenue decreased 14%.
•Income before income taxes decreased 56%.
•Pre-tax operating margin of 11%; adjusted pre-tax operating margin – Non-GAAP of 13%.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of the Non-GAAP measure. See “Review of business segments” and Note 19 of the Notes to Consolidated Financial Statements for additional information on our business segments.
BNY Mellon 5

Fee and other revenue

Fee and other revenue
(dollars in millions, unless otherwise noted)				1Q23 vs.
	1Q23	4Q22	1Q22	4Q22	1Q22
Investment services fees	$2,119	$2,173	$1,993	(2)%	6%
Investment management and performance fees (a)	776	783	883	(1)	(12)
Foreign exchange revenue	176	190	207	(7)	(15)
Financing-related fees	52	43	45	21	16
Distribution and servicing fees	33	33	30	—	10
Total fee revenue	3,156	3,222	3,158	(2)	—
Investment and other revenue	79	(360)	70	N/M	N/M
Total fee and other revenue	$3,235	$2,862	$3,228	13%	—%

Fee revenue as a percentage of total revenue	72%	82%	80%

AUC/A at period end (in trillions) (b)	$46.6	$44.3	$45.5	5%	2%
AUM at period end (in billions) (c)	$1,908	$1,836	$2,266	4%	(16)%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at March 31, 2023 and Dec. 31, 2022 and $1.7 trillion at March 31, 2022.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue was flat compared with the first quarter of 2022 and decreased 2% compared with the fourth quarter of 2022. Compared with the first quarter of 2022, higher investment services fees were offset by lower investment management and performance fees and foreign exchange revenue. The decrease compared with the fourth quarter of 2022 primarily reflects lower investment services fees and foreign exchange revenue.

Investment and other revenue increased $9 million compared with the first quarter of 2022 and $439 million compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher other trading revenue and improved seed capital results, partially offset by strategic equity investment gains recorded in the first quarter of 2022. The increase compared with the fourth quarter of 2022 primarily reflects the net loss of $449 million related to repositioning the securities portfolio in the fourth quarter of 2022.

Investment services fees

Investment services fees increased 6% compared with the first quarter of 2022 and decreased 2% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects the abatement of money market fee waivers and the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, partially offset by lower market values. The decrease compared with the fourth quarter of 2022 primarily reflects lower Depositary Receipts revenue and client activity, partially offset by higher market values.

AUC/A totaled $46.6 trillion at March 31, 2023, an increase of 2% compared with March 31, 2022, primarily reflecting client inflows and net new business, partially offset by lower market values and the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 33% equity securities and 67% fixed income securities at March 31, 2023, and 36% equity securities and 64% fixed income securities at March 31, 2022.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 12% compared with the first quarter of 2022 and 1% compared with the fourth quarter of 2022. The decrease compared with the first quarter of 2022 primarily reflects lower market values, the mix of cumulative net inflows, the impact of the Alcentra divestiture and the unfavorable impact of a stronger U.S. dollar, partially offset by the abatement of money market fee waivers. The decrease
6 BNY Mellon

compared with the fourth quarter of 2022 primarily reflects the impact of the Alcentra divestiture and lower performance fees, partially offset by higher market values. Performance fees were $22 million in the first quarter of 2023, $34 million in the first quarter of 2022 and $26 million in the fourth quarter of 2022. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 9% compared with the first quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $1.9 trillion at March 31, 2023, a decrease of 16% compared with March 31, 2022, primarily reflecting lower market values, the unfavorable impact of a stronger U.S. dollar and the divestiture of Alcentra, partially offset by net inflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 15% compared with the first quarter of 2022 and 7% compared with the fourth quarter of 2022. The decrease compared with the first quarter of 2022 primarily reflects lower volumes, partially offset by higher volatility. The decrease compared with the fourth quarter of 2022 primarily reflects lower volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 16% compared with the first quarter of 2022 and 21% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher loan commitment fees. The increase compared with the fourth quarter of 2022 primarily reflects higher capital markets fees, including underwriting fees.

Investment and other revenue

Investment and other revenue includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments losses, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture, other income or loss and net securities gains or losses. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Investments in renewable energy generate losses in investment and other revenue that are more than offset by benefits and credits recorded to the provision for income taxes. Other investment gains or losses includes fair value changes of non-readily marketable strategic equity, private equity and other investments. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Other income includes various miscellaneous revenues.

BNY Mellon 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	1Q23	4Q22		1Q22
Income (loss) from consolidated investment management funds	$5	$9		$(20)
Seed capital gains (losses) (a)	8	6		(8)
Other trading revenue	45	34		5
Renewable energy investments (losses)	(32)	(32)		(44)
Corporate/bank-owned life insurance	27	35		33
Other investments (losses) gains (b)	(9)	7		61
Disposal (losses)	(1)	(11)		—
Expense reimbursements from joint venture	29	28		27
Other income	8	12		12
Net securities (losses) gains	(1)	(448)	(c)	4
Total investment and other revenue	$79	$(360)		$70
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes a net loss of $449 million related to the repositioning of the securities portfolio.

The increase in total investment and other revenue compared with the first quarter of 2022 primarily reflects higher other trading revenue and improved seed capital results, partially offset by strategic equity investment gains recorded in the first quarter of 2022. The increase compared with the fourth quarter of 2022 primarily reflects the net loss from repositioning the securities portfolio recorded in the fourth quarter of 2022.
8 BNY Mellon

Net interest revenue

Net interest revenue
				1Q23 vs.
(dollars in millions)	1Q23	4Q22	1Q22	4Q22		1Q22
Net interest revenue	$1,128	$1,056	$698	7%		62%
Add: Tax equivalent adjustment	—	2	3	N/M		N/M
Net interest revenue (FTE) – Non-GAAP (a)	$1,128	$1,058	$701	7%		61%

Average interest-earning assets	$348,378	$352,987	$373,186	(1)%		(7)%

Net interest margin	1.29%	1.19%	0.75%	10	bps	54	bps
Net interest margin (FTE) – Non-GAAP (a)	1.29%	1.19%	0.76%	10	bps	53	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 62% compared with the first quarter of 2022 and 7% compared with the fourth quarter of 2022. The increases compared with both the first quarter of 2022 and fourth quarter of 2022 primarily reflect higher interest rates on interest-earning assets, partially offset by higher funding expense.

Net interest margin increased 54 basis points compared with the first quarter of 2022 and 10 basis points compared with the fourth quarter of 2022. The changes compared with the first quarter of 2022 and the fourth quarter of 2022 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 7% compared with the first quarter of 2022 and 1% compared with the fourth quarter of 2022. The decrease compared with the first quarter of 2022 primarily reflects lower securities, interest-bearing deposits with the Federal Reserve and other central banks and loan balances. The decrease compared with the fourth quarter of 2022 primarily reflects lower loan balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the first quarter of 2023. Approximately 45% of the average non-U.S. dollar deposits in the first quarter of 2023 were euro-denominated.
BNY Mellon 9

Average balances and interest rates	Quarter ended
	March 31, 2023			Dec. 31, 2022			March 31, 2022
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$94,899	$853	3.59%	$94,868	$630	2.60%	$100,303	$2	0.01%
Interest-bearing deposits with banks	16,225	140	3.51	15,750	107	2.70	17,181	14	0.33
Federal funds sold and securities purchased under resale agreements (a)	24,631	991	16.32	25,657	726	11.22	27,006	37	0.56
Loans	63,261	866	5.54	67,364	788	4.65	66,810	260	1.57
Securities:
U.S. government obligations	38,852	279	2.89	39,382	244	2.46	40,868	74	0.74
U.S. government agency obligations	62,280	405	2.60	61,426	354	2.30	67,055	245	1.46
State and political subdivisions (b)	23	—	7.07	1,178	7	2.77	2,337	13	2.16
Other securities (b)	42,429	338	3.21	41,732	279	2.66	45,541	115	1.02
Total investment securities (b)	143,584	1,022	2.86	143,718	884	2.45	155,801	447	1.15
Trading securities (b)	5,778	70	4.97	5,630	64	4.51	6,085	21	1.43
Total securities (b)	149,362	1,092	2.94	149,348	948	2.53	161,886	468	1.16
Total interest-earning assets (b)	$348,378	$3,942	4.56%	$352,987	$3,199	3.59%	$373,186	$781	0.84%
Noninterest-earning assets	59,123			61,532			67,016
Total assets	$407,501			$414,519			$440,202

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$204,114	$1,366	2.71%	$207,875	$1,046	2.00%	$223,243	$(37)	(0.07)%
Federal funds purchased and securities sold under repurchase agreements (a)	18,316	892	19.75	13,985	595	16.88	12,864	12	0.36
Trading liabilities	3,025	30	4.05	3,572	31	3.45	3,372	4	0.53
Other borrowed funds	711	3	1.75	619	3	1.69	458	3	2.36
Commercial paper	—	—	—	6	—	3.87	4	—	0.09
Payables to customers and broker-dealers	16,954	128	3.08	17,147	99	2.27	16,661	—	0.01
Long-term debt	30,246	395	5.22	29,508	367	4.90	25,588	98	1.53
Total interest-bearing liabilities	$273,366	$2,814	4.17%	$272,712	$2,141	3.11%	$282,190	$80	0.11%
Total noninterest-bearing deposits	69,886			75,862			90,179
Other noninterest-bearing liabilities	23,789			25,810			25,419
Total liabilities	367,041			374,384			397,788
Total The Bank of New York Mellon Corporation shareholders’ equity	40,442			40,097			42,201
Noncontrolling interests	18			38			213
Total liabilities and equity	$407,501			$414,519			$440,202
Net interest revenue (FTE) – Non-GAAP (b)(c)		$1,128			$1,058			$701
Net interest margin (FTE) – Non-GAAP (b)(c)			1.29%			1.19%			0.76%
Less: Tax equivalent adjustment		—			2			3
Net interest revenue – GAAP		$1,128			$1,056			$698
Net interest margin – GAAP			1.29%			1.19%			0.75%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $62 billion for the first quarter of 2023, $51 billion for the fourth quarter of 2022 and $53 billion for the first quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.62% for the first quarter of 2023, 3.76% for the fourth quarter of 2022 and 0.19% for the first quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.49% for the first quarter of 2023, 3.63% for the fourth quarter of 2022 and 0.07% for the first quarter of 2022. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY Mellon

Noninterest expense

Noninterest expense
				1Q23 vs.
(dollars in millions)	1Q23	4Q22	1Q22	4Q22	1Q22
Staff	$1,791	$1,802	$1,702	(1)%	5%
Software and equipment	429	432	399	(1)	8
Professional, legal and other purchased services	375	415	370	(10)	1
Net occupancy	119	143	122	(17)	(2)
Sub-custodian and clearing	118	112	118	5	—
Distribution and servicing	85	86	79	(1)	8
Bank assessment charges	40	19	35	111	14
Business development	39	45	30	(13)	30
Amortization of intangible assets	14	16	17	(13)	(18)
Other	90	143	134	(37)	(33)
Total noninterest expense	$3,100	$3,213	$3,006	(4)%	3%

Full-time employees at period end	51,600	51,700	49,600	—%	4%

Total noninterest expense increased 3% compared with the first quarter of 2022 and decreased 4% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings, a stronger U.S. dollar and the impact of the Alcentra divestiture. The investments, net of savings, are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. The decrease compared with the fourth quarter of 2022 primarily reflects lower severance and litigation expenses, partially offset by higher staff expense primarily driven by the annual vesting of stock-based awards to retirement-eligible employees.

Income taxes

BNY Mellon recorded an income tax provision of $260 million (21.0% effective tax rate) in the first quarter of 2023. The income tax provision was $153 million (16.7% effective tax rate) in the first quarter of 2022 and $142 million (20.7% effective tax rate) in the fourth quarter of 2022. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.
BNY Mellon 11

Review of business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments: Securities Services, Market and Wealth Services and Investment and Wealth Management, and the Other segment.

Business segment accounting principles

Our business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles (“GAAP”) used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

For information on the accounting principles of our business segments, see Note 19 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by line of business and how our business segments are presented and analyzed, see Note 24 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the first quarter of 2023.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases, reflecting the vesting of long-term stock awards for retirement-eligible employees. In the second quarter, staff expense typically increases, reflecting the annual employee merit increase. In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At March 31, 2023, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
12 BNY Mellon

Securities Services business segment

(dollars in millions, unless otherwise noted)						1Q23 vs.
	1Q23	4Q22	3Q22	2Q22	1Q22	4Q22	1Q22
Revenue:
Investment services fees:
Asset Servicing	$948	$971	$953	$995	$999	(2)%	(5)%
Issuer Services	236	271	288	309	141	(13)	67
Total investment services fees	1,184	1,242	1,241	1,304	1,140	(5)	4
Foreign exchange revenue	139	149	132	155	148	(7)	(6)
Other fees (a)	55	55	52	54	41	—	34
Total fee revenue	1,378	1,446	1,425	1,513	1,329	(5)	4
Investment and other revenue	72	70	111	36	74	N/M	N/M
Total fee and other revenue	1,450	1,516	1,536	1,549	1,403	(4)	3
Net interest revenue	666	656	538	457	377	2	77
Total revenue	2,116	2,172	2,074	2,006	1,780	(3)	19
Provision for credit losses	—	11	(6)	13	(10)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,548	1,568	1,549	1,647	1,502	(1)	3
Amortization of intangible assets	8	8	8	9	8	—	—
Total noninterest expense	1,556	1,576	1,557	1,656	1,510	(1)	3
Income before income taxes	$560	$585	$523	$337	$280	(4)%	100%

Pre-tax operating margin	26%	27%	25%	17%	16%

Securities lending revenue (b)	$48	$50	$48	$45	$39	(4)%	23%

Total revenue by line of business:
Asset Servicing	$1,664	$1,681	$1,596	$1,534	$1,512	(1)%	10%
Issuer Services	452	491	478	472	268	(8)	69
Total revenue by line of business	$2,116	$2,172	$2,074	$2,006	$1,780	(3)%	19%

Selected average balances:
Average loans	$10,939	$11,850	$11,573	$11,386	$10,150	(8)%	8%
Average deposits	$167,209	$176,541	$176,328	$191,191	$192,156	(5)%	(13)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$32.6	$31.4	$30.0	$31.0	$33.7	4%	(3)%
Market value of securities on loan at period end (in billions) (d)	$441	$449	$435	$441	$449	(2)%	(2)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at March 31, 2023 and Dec. 31, 2022, $1.4 trillion at Sept. 30, 2022, $1.5 trillion at June 30, 2022 and $1.7 trillion at March 31, 2022.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $69 billion at March 31, 2023, $68 billion at Dec. 31, 2022, $75 billion at Sept. 30, 2022, $70 billion at June 30, 2022 and $78 billion at March 31, 2022.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $32.6 trillion of AUC/A at March 31, 2023. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities and data and analytics solutions for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-
BNY Mellon 13

U.S. securities, servicing a lendable asset pool of approximately $4.6 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $32.6 trillion decreased 3% compared with March 31, 2022, primarily reflecting lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by client inflows and net new business.

Total revenue of $2.1 billion increased 19% compared with the first quarter of 2022 and decreased 3% compared with the fourth quarter of 2022. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.7 billion increased 10% compared with the first quarter of 2022 and decreased 1% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher net interest revenue and the abatement of money market fee waivers, partially offset by lower market values, the unfavorable impact of a stronger U.S. dollar and lower foreign exchange revenue. The decrease compared with the fourth quarter of 2022 primarily reflects lower foreign exchange revenue and client activity, partially offset by higher net interest revenue and market values.

Issuer Services revenue of $452 million increased 69% compared with the first quarter of 2022 and decreased 8% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, higher net interest revenue and the abatement of money market fee waivers. The decrease compared with the fourth quarter of 2022 primarily reflects lower Depositary Receipts revenue.

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

Noninterest expense of $1.6 billion increased 3% compared with the first quarter of 2022 and decreased 1% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher investments, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and a stronger U.S. dollar. The decrease compared with the fourth quarter of 2022 primarily reflects lower severance expense and litigation reserves.

14 BNY Mellon

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)						1Q23 vs.
	1Q23	4Q22	3Q22	2Q22	1Q22	4Q22	1Q22
Revenue:
Investment services fees:
Pershing	$499	$502	$494	$479	$433	(1)%	15%
Treasury Services	168	170	173	176	170	(1)	(1)
Clearance and Collateral Management	260	249	239	240	243	4	7
Total investment services fees	927	921	906	895	846	1	10
Foreign exchange revenue	18	20	20	22	26	(10)	(31)
Other fees (a)	54	47	49	46	34	15	59
Total fee revenue	999	988	975	963	906	1	10
Investment and other revenue	15	15	14	11	—	N/M	N/M
Total fee and other revenue	1,014	1,003	989	974	906	1	12
Net interest revenue	453	396	378	340	296	14	53
Total revenue	1,467	1,399	1,367	1,314	1,202	5	22
Provision for credit losses	—	6	(1)	4	(2)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	768	783	735	700	706	(2)	9
Amortization of intangible assets	1	2	2	2	2	(50)	(50)
Total noninterest expense	769	785	737	702	708	(2)	9
Income before income taxes	$698	$608	$631	$608	$496	15%	41%

Pre-tax operating margin	48%	43%	46%	46%	41%

Total revenue by line of business:
Pershing	$693	$673	$658	$636	$570	3%	22%
Treasury Services	412	382	390	373	338	8	22
Clearance and Collateral Management	362	344	319	305	294	5	23
Total revenue by line of business	$1,467	$1,399	$1,367	$1,314	$1,202	5%	22%

Selected average balances:
Average loans	$36,854	$39,843	$40,882	$42,391	$42,113	(8)%	(12)%
Average deposits	$86,040	$86,083	$90,612	$94,716	$95,704	—%	(10)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$13.7	$12.7	$12.0	$11.8	$11.6	8%	18%

Pershing:
AUC/A at period end (in trillions)	$2.4	$2.3	$2.1	$2.2	$2.5	4%	(4)%
Net new assets (U.S. platform) (in billions) (c)	$37	$42	$45	$16	$18	N/M	N/M
Average active clearing accounts (in thousands)	7,849	7,603	7,466	7,432	7,432	3%	6%

Treasury Services:
Average daily U.S. dollar payment volumes	236,322	246,189	234,468	237,763	240,403	(4)%	(2)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,626	$5,451	$5,457	$5,207	$5,026	3%	12%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represents net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.
BNY Mellon 15

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business — Pershing, Treasury Services and Clearance and Collateral Management — which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

Pershing provides execution, clearing, custody, business and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Treasury Services business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.6 trillion serviced globally, including approximately $4.6 trillion of the U.S. tri-party repo market at March 31, 2023.

Review of financial results

AUC/A of $13.7 trillion increased 18% compared with March 31, 2022, primarily reflecting net client inflows, partially offset by lower market values and the impact of the stronger U.S. dollar.

Total revenue of $1.5 billion increased 22% compared with the first quarter of 2022 and 5% compared with the fourth quarter of 2022. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $693 million increased 22% compared with the first quarter of 2022 and 3% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects the abatement of money market fee waivers and higher net interest revenue, partially offset by lower client activity. The increase compared with the fourth quarter of 2022 primarily reflects higher net interest revenue.

Treasury Services revenue of $412 million increased 22% compared with the first quarter of 2022 and 8% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher net interest revenue and the abatement of money market fee waivers. The increase compared with the fourth quarter of 2022 primarily reflects higher net interest revenue.

Clearance and Collateral Management revenue of $362 million increased 23% compared with the first quarter of 2022 and 5% compared with the fourth quarter of 2022. The increases compared with the first quarter of 2022 and the fourth quarter of 2022 primarily reflect higher net interest revenue and U.S. government clearance volumes.

Noninterest expense of $769 million increased 9% compared with the first quarter of 2022 and decreased 2% compared with the fourth quarter of 2022. The increase compared with the first quarter of 2022 primarily reflects higher investments and higher revenue-related expense, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and a stronger U.S. dollar.

16 BNY Mellon

Investment and Wealth Management business segment

							1Q23 vs.
(dollars in millions)	1Q23	4Q22	3Q22		2Q22	1Q22	4Q22	1Q22
Revenue:
Investment management fees	$752	$754	$788		$825	$848	—%	(11)%
Performance fees	22	26	10		5	34	N/M	(35)
Investment management and performance fees (a)	774	780	798		830	882	(1)	(12)
Distribution and servicing fees	55	54	55		51	32	2	72
Other fees (b)	(53)	(58)	(45)		(31)	1	N/M	N/M
Total fee revenue	776	776	808		850	915	—	(15)
Investment and other revenue (c)	6	(3)	(3)		(13)	(8)	N/M	N/M
Total fee and other revenue (c)	782	773	805		837	907	1	(14)
Net interest revenue	45	52	57		62	57	(13)	(21)
Total revenue	827	825	862		899	964	—	(14)
Provision for credit losses	—	1	3		—	(3)	N/M	N/M
Noninterest expense (excluding goodwill impairment and amortization of intangible assets)	729	693	669		685	748	5	(3)
Goodwill impairment	—	—	680		—	—	N/M	N/M
Amortization of intangible assets	5	6	7		6	7	(17)	(29)
Total noninterest expense	734	699	1,356		691	755	5	(3)
Income (loss) before income taxes	$93	$125	$(497)		$208	$212	(26)%	(56)%

Pre-tax operating margin	11%	15%	(57)%		23%	22%
Adjusted pre-tax operating margin – Non-GAAP (d)	13%	17%	(64)%	(e)	26%	24%

Total revenue by line of business:
Investment Management	$557	$550	$579		$603	$658	1%	(15)%
Wealth Management	270	275	283		296	306	(2)	(12)
Total revenue by line of business	$827	$825	$862		$899	$964	—%	(14)%

Average balances:
Average loans	$13,960	$14,404	$14,482		$14,087	$13,228	(3)%	6%
Average deposits	$16,144	$16,416	$17,225		$20,802	$22,501	(2)%	(28)%
(a)    On a constant currency basis, investment management and performance fees decreased 9% (Non-GAAP) compared with the first quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
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
(e)    Excluding notable items and net of distribution and servicing expense, the adjusted pre-tax operating margin was 24% (Non-GAAP) in the third quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
BNY Mellon 17

AUM trends						1Q23 vs.
(dollars in billions)	1Q23	4Q22	3Q22	2Q22	1Q22	4Q22	1Q22
AUM by product type: (a)
Equity	$142	$135	$125	$139	$168	5%	(15)%
Fixed income	207	198	205	226	248	5	(17)
Index	408	395	366	387	440	3	(7)
Liability-driven investments	604	570	546	641	812	6	(26)
Multi-asset and alternative investments	161	153	181	188	215	5	(25)
Cash	386	385	353	356	383	—	1
Total AUM	$1,908	$1,836	$1,776	$1,937	$2,266	4%	(16)%

Changes in AUM: (a)
Beginning balance of AUM	$1,836	$1,776	$1,937	$2,266	$2,434
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(5)	(5)	(4)	(4)
Fixed income	4	(12)	(3)	(1)	(5)
Liability-driven investments	10	19	30	12	17
Multi-asset and alternative investments	(3)	(4)	2	(5)	(4)
Total long-term active strategies inflows (outflows)	7	(2)	24	2	4
Index	(2)	(4)	(1)	12	(5)
Total long-term strategies inflows (outflows)	5	(6)	23	14	(1)
Short-term strategies:
Cash	—	27	(2)	(26)	(11)
Total net inflows (outflows)	5	21	21	(12)	(12)
Net market impact	52	18	(118)	(241)	(130)
Net currency impact	15	53	(64)	(76)	(26)
Divestiture	—	(32)	—	—	—
Ending balance of AUM	$1,908	$1,836	$1,776	$1,937	$2,266	4%	(16)%

Wealth Management client assets (b)	$279	$269	$256	$264	$305	4%	(9)%
(a)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(b)    Includes AUM and AUC/A in the Wealth Management line of business.

Business segment description

Our Investment and Wealth Management business segment consists of two distinct lines of business, Investment Management and Wealth Management. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. BNY Mellon Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. See pages 19 and 20 of our 2022 Annual Report for additional information on our Investment and Wealth Management business segment.

Review of financial results

AUM decreased 16% compared with March 31, 2022, primarily reflecting lower market values, the unfavorable impact of a stronger U.S. dollar and the divestiture of Alcentra, partially offset by net inflows.

Net long-term strategy inflows were $5 billion in the first quarter of 2023, driven by inflows of liability-driven investments and fixed income, partially offset by outflows of equity and multi-asset and alternative investments. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $827 million decreased 14% compared with the first quarter of 2022 and was flat compared with the fourth quarter of 2022. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $557 million decreased 15% compared with the first quarter of 2022 and increased 1% compared with the fourth quarter of 2022. The decrease compared with the
18 BNY Mellon

first quarter of 2022 primarily reflects the impact of the Alcentra divestiture, the mix of cumulative net inflows, lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by the abatement of money market fee waivers. The increase compared with the fourth quarter of 2022 primarily reflects higher market values.

Wealth Management revenue of $270 million decreased 12% compared with the first quarter of 2022 and 2% compared with the fourth quarter of 2022. The decrease compared with the first quarter of 2022 primarily reflects lower market values and changes in product mix.

Revenue generated in the Investment and Wealth Management business segment included 31% from
non-U.S. sources in the first quarter of 2023, compared with 39% in the first quarter of 2022 and 34% in the fourth quarter of 2022.

Noninterest expense of $734 million decreased 3% compared with the first quarter of 2022 and increased 5% compared with the fourth quarter of 2022. The decrease compared with the first quarter of 2022 primarily reflects the impact of the Alcentra divestiture and the favorable impact of a stronger U.S. dollar, partially offset by higher revenue-related expenses. The increase compared with the fourth quarter of 2022 primarily reflects higher staff expense driven by the annual vesting of stock-based awards to retirement-eligible employees.

Other segment

(in millions)	1Q23	4Q22	3Q22	2Q22	1Q22
Fee revenue	$3	$12	$28	$13	$8
Investment and other revenue	(14)	(442)	(5)	62	12
Total fee and other revenue	(11)	(430)	23	75	20
Net interest expense	(36)	(48)	(47)	(35)	(32)
Total revenue	(47)	(478)	(24)	40	(12)
Provision for credit losses	27	2	(26)	30	17
Noninterest expense	41	153	29	63	33
(Loss) before income taxes	$(115)	$(633)	$(27)	$(53)	$(62)

Average loans and leases	$1,508	$1,267	$1,145	$1,172	$1,319

See page 21 of our 2022 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $35 million compared with the first quarter of 2022 and increased $431 million compared with the fourth quarter of 2022. The increase compared with the fourth quarter of 2022 primarily reflects the $449 million net loss from repositioning the securities portfolio in the fourth quarter of 2022.

The provision for credit losses was $27 million in the first quarter of 2023, reflecting changes in the macroeconomic forecast.

Noninterest expense increased $8 million compared with the first quarter of 2022 and decreased $112 million compared with the fourth quarter of 2022. The decrease compared with the fourth quarter of 2022 primarily reflects lower severance expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2022 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.
BNY Mellon 19

Critical accounting estimates	Reference
Allowance for credit losses	2022 Annual Report, pages 23-25, and “Allowance for credit losses.”
Goodwill and other intangibles	2022 Annual Report, pages 25-27. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 18 of the Notes to Consolidated Financial Statements.

Goodwill and other intangibles

BNY Mellon’s business segments include six reporting units for which goodwill impairment testing is performed on an annual basis. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the first quarter of 2023, due to the results of the fourth quarter 2022 interim impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.0 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 1%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of March 31, 2023. The discount rate applied to these cash flows was 10.5%.

Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.

As of March 31, 2023, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At March 31, 2023, total assets were $425 billion, compared with $406 billion at Dec. 31, 2022. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower securities and loans. Deposits totaled $281 billion at March 31, 2023, compared with $279 billion at Dec. 31, 2022. The increase reflects higher interest-bearing deposits in U.S. offices, partially offset by lower non-interest bearing (principally in U.S. offices) and interest-bearing deposits in non-U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets was 58% at March 31, 2023 and Dec. 31, 2022.

At March 31, 2023, available funds totaled $165 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $138 billion at Dec. 31, 2022. Total available funds as a percentage of total assets was 39% at March 31, 2023 and 34% at Dec. 31, 2022. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $139 billion, or 33% of total assets, at March 31, 2023, compared with $143 billion, or 35% of total assets, at Dec. 31, 2022. The decrease
20 BNY Mellon

primarily reflects lower U.S. Treasury securities, partially offset by unrealized pre-tax gains in the first quarter and higher U.S. government agencies and collateralized loan obligation (“CLOs”) securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $62 billion, or 15% of total assets, at March 31, 2023, compared with $66 billion, or 16% of total assets, at Dec. 31, 2022. The decrease was driven by lower overdrafts, margin loans and loans in the financial institutions portfolio, partially offset by higher other residential mortgages. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $30 billion at March 31, 2023 and Dec. 31, 2022. Issuances and an increase in the fair value of hedged long-term debt were offset by maturities. For additional information on long-term debt, see “Liquidity and dividends.”
The Bank of New York Mellon Corporation total shareholders’ equity totaled $41 billion at March 31, 2023 and Dec. 31, 2022. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of March 31, 2023, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

Country risk exposure at March 31, 2023	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$21.9	$0.5		$0.7	$4.1	$0.3	$27.5
United Kingdom (“UK”)	11.2	0.5		1.3	4.2	2.1	19.3
Belgium	8.4	0.9		0.1	0.1	0.1	9.6
Japan	6.1	0.8		0.1	0.5	0.1	7.6
Canada	—	2.2		0.1	4.0	1.3	7.6
South Korea	0.1	—		2.3	0.1	0.3	2.8
Australia	—	1.4		0.1	0.7	0.6	2.8
France	—	—		0.1	2.3	0.4	2.8
Singapore	—	0.5		0.1	1.1	1.0	2.7
Cayman Islands	—	—		1.2	—	1.1	2.3
Total Top 10 country exposure	$47.7	$6.8		$6.1	$17.1	$7.3	$85.0	(d)

Select country exposure:
Brazil	$—	$—		$0.8	$0.1	$0.2	$1.1
Russia	—	0.4	(e)	—	—	—	0.4
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Securities include both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposures comprise approximately 70% of our total non-U.S. exposure.
(e)    Represents cash balances with exposure to Russia.

BNY Mellon 21

Events in recent years have resulted in increased focus on Brazil. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At March 31, 2023, less than
0.1% of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	Dec. 31, 2022		1Q23 change in unrealized gain (loss)	March 31, 2023			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$38,916		$488	$43,691	$39,519		90%	$(4,172)		16%	100%	—%	—%	—%	—%
U.S. Treasury	41,503		306	36,662	35,505		97	(1,157)		49	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,864		101	12,529	11,824		94	(705)		42	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	11,756		59	12,262	11,783		96	(479)		24	90	5	4	1	—
Supranational	8,298		34	8,835	8,595		97	(240)		62	100	—	—	—	—
CLOs	6,300		13	6,780	6,664		98	(116)		100	100	—	—	—	—
U.S. government agencies	6,115		62	7,149	6,655		93	(494)		41	100	—	—	—	—
Foreign covered bonds (e)	5,776		22	6,234	5,991		96	(243)		56	100	—	—	—	—
Non-agency commercial MBS	3,054		(9)	3,358	3,069		91	(289)		54	100	—	—	—	—
Foreign government agencies (f)	2,307		16	2,521	2,415		96	(106)		33	94	6	—	—	—
Non-agency RMBS	2,060		7	2,146	1,986		93	(160)		49	86	3	—	6	5
Other asset-backed securities (“ABS”)	1,319		17	1,252	1,145		91	(107)		14	100	—	—	—	—
State and political subdivisions	23		—	13	11		88	(2)		—	1	2	3	—	94
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$139,292	(g)	$1,116	$143,433	$135,163	(g)	94%	$(8,270)	(g)(h)	39%	99%	1%	—%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, UK, France, Canada, Singapore and Italy.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to Canada, Norway, the Netherlands, Sweden and France.
(g)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $2,678 million at Dec. 31, 2022 and $1,979 million at March 31, 2023.
(h)    At March 31, 2023, includes net unrealized losses of $2,776 million related to available-for-sale securities, net of hedges, and $5,494 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $2,094 million and the after-tax equivalent related to held-to-maturity securities is $4,189 million.

The fair value of our securities portfolio, including related hedges, was $135.2 billion at March 31, 2023, compared with $139.3 billion at Dec. 31, 2022. The decrease primarily reflects lower U.S. Treasury securities, partially offset by unrealized pre-tax gains in the first quarter and higher U.S. government agencies and CLO securities. At March 31, 2023, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $8.3 billion, compared with a net unrealized loss, including the impact of related hedges, of $9.4 billion at Dec. 31, 2022. The decrease in the net unrealized loss, including the impact of hedges, was primarily driven by lower market interest rates.
22 BNY Mellon

The fair value of the available-for-sale securities totaled $86.1 billion at March 31, 2023, net of hedges, or 64% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $49.1 billion at March 31, 2023, or 36% of the securities portfolio, net of hedges.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.1 billion at March 31, 2023, compared with $2.4 billion at Dec. 31, 2022. The decrease in the unrealized loss, net of tax, was primarily driven by lower market interest rates.

At March 31, 2023, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2022.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	1Q23	4Q22	1Q22
Amortizable purchase premium, net of discount	$1,096	$1,109	$1,699
Net amortization	$42	$61	$121
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	March 31, 2023			Dec. 31, 2022
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$9.3	$31.4	$40.7	$9.7	$31.7	$41.4
Commercial	1.8	11.6	13.4	1.7	11.7	13.4
Wealth management loans	10.0	0.6	10.6	10.3	0.6	10.9
Wealth management mortgages	9.0	0.3	9.3	9.0	0.2	9.2
Commercial real estate	6.3	3.8	10.1	6.2	3.9	10.1
Lease financings	0.7	—	0.7	0.7	—	0.7
Other residential mortgages	1.0	—	1.0	0.4	—	0.4
Overdrafts	2.4	—	2.4	4.8	—	4.8
Capital call financing	3.3	3.5	6.8	3.4	3.5	6.9
Other	2.8	—	2.8	3.0	—	3.0
Margin loans	15.7	—	15.7	16.9	—	16.9
Total	$62.3	$51.2	$113.5	$66.1	$51.6	$117.7

At March 31, 2023, our total lending-related exposure of $113.5 billion decreased 4% compared with Dec. 31, 2022, primarily reflecting lower overdrafts, margin loans and exposure in the financial institutions portfolio, partially offset by higher other residential mortgage loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 48% of our total exposure at March 31, 2023 and 47% at Dec. 31, 2022. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 23

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2023					Dec. 31, 2022
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.3	$17.2	$18.5	96%	98%	$1.6	$17.5	$19.1
Asset managers	1.5	7.8	9.3	99	84	1.6	7.6	9.2
Banks	6.0	1.4	7.4	86	98	6.1	1.5	7.6
Insurance	0.1	3.8	3.9	100	9	0.1	3.8	3.9
Government	—	0.2	0.2	100	42	—	0.2	0.2
Other	0.4	1.0	1.4	98	54	0.3	1.1	1.4
Total	$9.3	$31.4	$40.7	95%	84%	$9.7	$31.7	$41.4

The financial institutions portfolio exposure was $40.7 billion at March 31, 2023, a decrease of 2% compared with Dec. 31, 2022, primarily reflecting lower exposure in the securities industry portfolio.

Financial institution exposures are high quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2023. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At March 31, 2023, 19% of the exposure to financial institutions had an expiration within 90 days, compared with 17% at Dec. 31, 2022.

In addition, 64% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At March 31, 2023, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $16.1 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 40% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2023. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short term in nature, with 98% due in less than one year. The investment grade percentage of our banks portfolio exposure was 86% at March 31, 2023 and Dec. 31, 2022. Our non-investment grade exposures are primarily trade finance loans in Brazil.

24 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2023					Dec. 31, 2022
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$4.0	$4.6	96%	24%	$0.5	$4.1	$4.6
Services and other	0.9	3.2	4.1	97	37	0.8	3.2	4.0
Energy and utilities	0.2	3.7	3.9	94	3	0.3	3.7	4.0
Media and telecom	0.1	0.7	0.8	88	—	0.1	0.7	0.8
Total	$1.8	$11.6	$13.4	95%	20%	$1.7	$11.7	$13.4

The commercial portfolio exposure was $13.4 billion at March 31, 2023, unchanged from Dec. 31, 2022, primarily reflecting higher exposure in the services and other portfolio offset by lower exposure in the energy and utilities portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	March 31, 2022
Financial institutions	95%	95%	96%	96%	97%
Commercial	95%	95%	95%	95%	94%

Wealth management loans

Our wealth management loan exposure was $10.6 billion at March 31, 2023, compared with $10.9 billion at Dec. 31, 2022. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.3 billion at March 31, 2023, compared with $9.2 billion at Dec. 31, 2022. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At March 31, 2023, less than 1% of the mortgages were past due.

At March 31, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

BNY Mellon 25

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	March 31, 2023		Dec. 31, 2022
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.2	86%	$4.1	85%
Office	2.7	75	2.8	75
Retail	0.9	59	0.9	58
Mixed use	0.8	33	0.8	33
Hotels	0.6	42	0.6	42
Healthcare	0.4	49	0.4	49
Other	0.5	67	0.5	66
Total commercial real estate	$10.1	72%	$10.1	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at March 31, 2023 and Dec. 31, 2022. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At March 31, 2023, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At March 31, 2023, our commercial real estate portfolio consisted of the following concentrations: New York metro – 36%; REITs and real estate operating companies – 28%; and other – 36%.

Lease financings

The lease financings portfolio exposure totaled $640 million at March 31, 2023 and $657 million at Dec. 31, 2022. At March 31, 2023, 100% of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at March 31, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at March 31, 2023 was $784 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination.

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

26 BNY Mellon

Margin loans

Margin loan exposure of $15.7 billion at March 31, 2023 and $16.9 billion at Dec. 31, 2022 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $6 billion at March 31, 2023 and Dec. 31, 2022 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2023	Dec. 31, 2022	March 31, 2022
(dollars in millions)
Beginning balance of allowance for credit losses	$292	$280	$260
Provision for credit losses	27	20	2
Net recoveries (charge-offs):
Loans:
Commercial	1	—	—
Other residential mortgages	—	1	1
Other financial instruments	—	(9)	—
Net recoveries (charge-offs)	1	(8)	1
Ending balance of allowance for credit losses	$320	$292	$263

Allowance for loan losses	$170	$176	$171
Allowance for lending-related commitments	83	78	53
Allowance for financial instruments (a)	67	38	39
Total allowance for credit losses	$320	$292	$263

Total loans, at period end	$62,323	$66,063	$68,052

Allowance for loan losses as a percentage of total loans	0.27%	0.27%	0.25%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.41%	0.38%	0.33%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $27 million in the first quarter of 2023, reflecting changes in the macroeconomic forecast.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2022 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

BNY Mellon 27

Allocation of allowance for loan losses and lending-related commitments (a)	March 31, 2023		Dec. 31, 2022		March 31, 2022
(dollars in millions)	$	%	$	%	$	%
Commercial real estate	$177	70%	$184	72%	$176	78%
Financial institutions	24	9	24	9	15	7
Commercial	21	8	18	7	12	5
Wealth management mortgages	14	5	12	5	9	4
Other residential mortgages	9	4	8	3	7	3
Capital call financing	6	2	6	2	3	1
Lease financings	1	1	1	1	1	1
Wealth management loans	1	1	1	1	1	1
Total	$253	100%	$254	100%	$224	100%
(a)    The allowance allocated to margin loans and overdrafts was insignificant at March 31, 2023, Dec. 31, 2022 and March 31, 2022.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $39 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $78 million. Our multi-scenario-based macroeconomic forecast used in determining the March 31, 2023 allowance for credit losses consisted of three scenarios. The baseline scenario reflects slow GDP growth through the fourth quarter of 2023 before moderating, slightly rising unemployment and moderating growth in commercial real estate prices through the end of 2023. The upside scenario reflects faster GDP growth, slightly declining unemployment and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth through the fourth quarter of 2023 with subsequent stabilization as well as increasing unemployment through mid-2024 and lower commercial real estate prices than the baseline. In the first quarter of 2023, we placed the most weight on our downside scenario, followed by the baseline scenario, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at March 31, 2023, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $67 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2023	Dec. 31, 2022
(dollars in millions)
Nonperforming loans:
Commercial real estate	$54	$54
Other residential mortgages	30	31
Wealth management mortgages	19	22
Total nonperforming loans	103	107
Other assets owned	2	2
Total nonperforming assets	$105	$109
Nonperforming assets ratio	0.17%	0.16%
Allowance for loan losses/nonperforming loans	165.0	164.5
Allowance for loan losses/nonperforming assets	161.9	161.5
Allowance for loan losses and lending-related commitments/nonperforming loans	245.6	237.4
Allowance for loan losses and lending-related commitments/nonperforming assets	241.0	233.0

Deposits

Total deposits were $281.3 billion at March 31, 2023, an increase of 1%, compared with $279.0 billion at Dec. 31, 2022. The increase reflects higher interest-bearing deposits in U.S. offices, partially offset by lower noninterest-bearing (principally in U.S. offices) and interest-bearing deposits in non-U.S. offices.
28 BNY Mellon

Noninterest-bearing deposits were $70.3 billion at March 31, 2023, compared with $78.0 billion at Dec. 31, 2022. Interest-bearing deposits were primarily demand deposits and totaled $211.0 billion at March 31, 2023, compared with $201.0 billion at Dec. 31, 2022.

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

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank, overdrafts of sub-custodian account balances in our Securities Services businesses, finance lease liabilities and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements.

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

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2022 Annual Report.

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of March 31, 2023, the Parent was in compliance with this policy.

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
BNY Mellon 29

The following table presents our total available funds at period end and on an average basis.

Available funds	March 31, 2023	Dec. 31, 2022	Average
(dollars in millions)			1Q23	4Q22	1Q22
Cash and due from banks	$5,564	$5,030	$5,697	$5,413	$6,040
Interest-bearing deposits with the Federal Reserve and other central banks	117,042	91,655	94,899	94,868	100,303
Interest-bearing deposits with banks	15,114	17,169	16,225	15,750	17,181
Federal funds sold and securities purchased under resale agreements	26,894	24,298	24,631	25,657	27,006
Total available funds	$164,614	$138,152	$141,452	$141,688	$150,530
Total available funds as a percentage of total assets	39%	34%	35%	34%	34%

Total available funds were $164.6 billion at March 31, 2023, compared with $138.2 billion at Dec. 31, 2022. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks, federal funds sold and securities purchased under resale agreements and cash and due from banks, partially offset by lower interest-bearing deposits with banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper, were $22.1 billion for the first three months of 2023, compared with $16.7 billion for the first three months of 2022. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements and other borrowed funds, partially offset by lower trading liabilities.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $91.3 billion for the first three months of 2023, compared with $107.0 billion for the first three months of 2022. Average interest-bearing domestic deposits were $112.8 billion for the first three months of 2023, compared with $116.3 billion for the first three months of 2022. The decreases primarily reflect client activity.

Average payables to customers and broker-dealers were $17.0 billion for the first three months of 2023 and $16.7 billion for the first three months of 2022. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $30.2 billion for the first three months of 2023 and $25.6 billion for the first three months of 2022.

Average noninterest-bearing deposits decreased to $69.9 billion for the first three months of 2023 from $90.2 billion for the first three months of 2022, primarily reflecting client activity.

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

Credit ratings at March 31, 2023
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
NR – Not rated.

Long-term debt totaled $30.5 billion at March 31, 2023 and Dec. 31, 2022. Issuances of $1.5 billion and an increase in the fair value of hedged long-term debt were offset by maturities of $1.8 billion. Long-term debt of $3.5 billion will mature in the remainder of 2023.

In April 2023, the Parent issued $1.5 billion of fixed-to-floating rate senior notes maturing in 2027. The annual fixed interest rate is 4.947% from issuance to, but excluding, April 26, 2026, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 102.6 basis points. The Parent also issued $1.0 billion of fixed-to-floating rate senior notes maturing in 2034. The annual fixed interest rate is 4.967% from issuance to, but excluding, April 26, 2033, and then an annual interest rate of the compounded SOFR plus 160.6 basis points.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At March 31, 2023 and Dec. 31, 2022, $780 million of notes were outstanding. At March 31, 2023, $697 million of CDs were outstanding. There were $122 million of CDs outstanding at Dec. 31, 2022.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at March 31,
2023 and Dec. 31, 2022. There was no average commercial paper outstanding for the first three months of 2023. Average commercial paper outstanding was $4 million for the first three months of 2022.

Subsequent to March 31, 2023, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.5 billion, without the need for a regulatory waiver. In addition, at March 31, 2023, non-bank subsidiaries of the Parent had liquid assets of approximately $4.5 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2022 Annual Report.

Pershing LLC has uncommitted lines of credit in place for liquidity purposes that are guaranteed by the Parent. Pershing LLC has two separate uncommitted lines of credit amounting to $350 million in aggregate. There were no average borrowings under these lines in the first quarter of 2023. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $259 million in aggregate. Average borrowings under these lines were $2 million in the first quarter of 2023.

BNY Mellon 31

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 72% of total revenue in the first quarter of 2023, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.9% at March 31, 2023 and 120.5% at Dec. 31, 2022, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2023, a quarterly dividend of $0.37 per common share was paid to common shareholders. Our common stock dividend payout ratio was 34% for the first quarter of 2023.

In the first quarter of 2023, we repurchased 25.1 million common shares at an average price of $49.94 per common share, for a total cost of $1.3 billion.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA at March 31, 2023, and the average HQLA and average LCR for the first quarter of 2023.

Consolidated HQLA and LCR	March 31, 2023
(dollars in billions)
Cash (a)	$117
Securities (b)	87
Total consolidated HQLA (c)	$204

Total consolidated HQLA – average (c)	$195
Average LCR	118%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $140 billion at March 31, 2023 and averaged $135 billion for the first quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2023.

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

Net cash provided by operating activities was $1.8 billion in the three months ended March 31, 2023, compared with $3.4 billion in the three months ended March 31, 2022. In the three months ended March 31, 2023, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings, partially offset by changes in accruals. In the three months ended March 31, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings.

Net cash used for investing activities was $17.8 billion in the three months ended March 31, 2023, compared with $33.9 billion in the three months ended March 31, 2022. In the three months ended March 31, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central
32 BNY Mellon

banks, partially offset by net changes in securities and loans. In the three months ended March 31, 2022, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in interest-bearing deposits with banks, partially offset by changes in federal funds sold and securities purchased under resale agreements.

Net cash provided by financing activities was $14.4 billion in the three months ended March 31, 2023, compared with $30.1 billion in the three months ended March 31, 2022. In the three months ended March 31, 2023, net cash provided by financing activities primarily resulted from changes in federal funds purchased and securities sold under repurchase agreements. In the three months ended March 31, 2022, net cash provided by financing activities primarily resulted from changes in deposits, changes in payables to customers and broker-dealers and changes in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data	March 31, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	9.6%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.4%	8.8%
Total BNY Mellon shareholders’ equity	$40,634	$40,734
Total BNY Mellon common shareholders’ equity	$35,796	$35,896
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,561	$18,686
Book value per common share	$45.36	$44.40
Tangible book value per common share – Non-GAAP (a)	$23.52	$23.11
Closing stock price per common share	$45.44	$45.52
Market capitalization	$35,858	$36,800
Common shares outstanding	789,134	808,445

Cash dividends per common share	$0.37	$0.37
Common dividend payout ratio	34%	60%
Common dividend yield (annualized)	3.3%	3.2%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $40.6 billion at March 31, 2023 from $40.7 billion at Dec. 31, 2022. The decrease primarily reflects common stock repurchases and common dividends, partially offset by earnings and unrealized gains in the first quarter on securities available-for-sale.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.1 billion at March 31, 2023, compared with $2.4 billion at Dec. 31, 2022. The decrease in the unrealized loss, net of tax, was primarily driven by lower market interest rates.

In the first three months of 2023, we repurchased 25.1 million common shares at an average price of $49.94 per common share for a total of $1.3 billion.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This new share repurchase plan replaced all previously authorized share repurchase plans.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of March 31, 2023 and Dec. 31, 2022, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more
BNY Mellon 33

generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2022 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2022 Annual Report.

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2023					Dec. 31, 2022
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.0%	11.2%
Tier 1 capital ratio	6%		10		13.9	14.1
Total capital ratio	10		12		14.7	14.9
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.4%	11.3%
Tier 1 capital ratio	6%		10		14.4	14.4
Total capital ratio	10		12		15.4	15.3
Tier 1 leverage ratio	N/A	(c)	4		5.8	5.8
SLR (d)	N/A	(c)	5		6.9	6.8

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		15.4%	15.6%
Tier 1 capital ratio	8		8.5		15.4	15.6
Total capital ratio	10		10.5		15.5	15.7
Tier 1 leverage ratio	5		4		6.3	6.2
SLR (d)	6		3		7.8	7.7
(a)    Minimum requirements for March 31, 2023 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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

34 BNY Mellon

Our CET1 ratio under the Advanced Approaches was 11.0% at March 31, 2023 and 11.2% at Dec. 31, 2022. The decrease was primarily driven by capital deployed through common stock repurchases and common dividends and higher RWAs, partially offset by capital generated through earnings and unrealized gains in the first quarter on securities available-for-sale.

The Tier 1 leverage ratio was 5.8% at March 31, 2023 and Dec. 31, 2022, as a slight decrease in capital was offset by a decrease in average assets.

Risk-based capital ratios vary depending on the size of the balance sheet at period end and the levels and types of investments in assets, and leverage ratios vary based on the average size of the balance sheet over the quarter. The balance sheet size fluctuates from period to period based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	March 31, 2023	Dec. 31, 2022
(in millions)
CET1:
Common shareholders’ equity	$35,796	$35,896
Adjustments for:
Goodwill and intangible assets (a)	(17,235)	(17,210)
Net pension fund assets	(347)	(317)
Embedded goodwill	(277)	(279)
Deferred tax assets	(57)	(56)
Other	(4)	(2)
Total CET1	17,876	18,032
Other Tier 1 capital:
Preferred stock	4,838	4,838
Other	(4)	(14)
Total Tier 1 capital	$22,710	$22,856
Tier 2 capital:
Subordinated debt	$1,248	$1,248
Allowance for credit losses	319	291
Other	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,566	1,528
Excess of expected credit losses	48	50
Less: Allowance for credit losses	319	291
Total Tier 2 capital – Advanced Approaches	$1,295	$1,287
Total capital:
Standardized Approach	$24,276	$24,384
Advanced Approaches	$24,005	$24,143

Risk-weighted assets:
Standardized Approach	$157,399	$159,096
Advanced Approaches:
Credit Risk	$91,142	$90,243
Market Risk	3,238	2,979
Operational Risk	68,525	68,450
Total Advanced Approaches	$162,905	$161,672

Average assets for Tier 1 leverage ratio	$389,581	$396,643
Total leverage exposure for SLR	$330,501	$336,049
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 35

The table below presents the factors that impacted CET1 capital.

CET1 generation	1Q23
(in millions)
CET1 – Beginning of period	$18,032
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	905
Goodwill and intangible assets, net of related deferred tax liabilities	(25)
Gross CET1 generated	880
Capital deployed:
Common stock repurchases	(1,256)
Common stock dividends (a)	(304)
Total capital deployed	(1,560)
Other comprehensive gain:
Unrealized gain on assets available-for-sale	318
Foreign currency translation	103
Unrealized gain on cash flow hedges	5
Defined benefit plans	(3)
Total other comprehensive gain	423
Additional paid-in capital (b)	142
Other (deductions) additions:
Net pension fund assets	(30)
Embedded goodwill	2
Deferred tax assets	(1)
Other	(12)
Total other deductions	(41)
Net CET1 deployed	(156)
CET1 – End of period	$17,876
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2023 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2023
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		10
Advanced Approaches	6		9

Tier 1 leverage	3		2

SLR	3		2
Stress capital buffer

In August 2022, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2022. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2022 Annual Report for additional information.

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
(a)    RWA is the greater of Standardized Approach and Advanced Approaches.
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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2023
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	30.2%
As a percentage of total leverage exposure	7.5%	9.5%	14.9%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	14.7%
As a percentage of total leverage exposure	4.5%	N/A	7.3%
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
VaR represents a key risk management measure, and it is important to note the inherent limitations to VaR, which include:
•VaR does not estimate potential losses over longer time horizons where moves may be extreme;
•VaR does not take into account the potential variability of market liquidity; and
•Previous moves in market risk factors may not produce accurate predictions of all future market moves.

See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	1Q23			March 31, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.8	$2.1	$7.6	$4.4
Foreign exchange	3.6	2.4	5.7	3.1
Equity	0.1	—	0.3	0.2
Credit	1.8	0.7	3.5	1.9
Diversification	(5.3)	N/M	N/M	(4.9)
Overall portfolio	4.0	2.2	8.9	4.7

VaR (a)	4Q22			Dec. 31, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$2.9	$1.7	$5.1	$2.3
Foreign exchange	4.2	2.0	7.0	3.0
Equity	0.2	—	0.4	0.1
Credit	2.6	1.5	4.1	1.8
Diversification	(5.4)	N/M	N/M	(3.5)
Overall portfolio	4.5	3.1	6.7	3.7

VaR (a)	1Q22			March 31, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$1.6	$6.9	$4.3
Foreign exchange	3.3	2.2	6.0	3.6
Equity	0.2	—	0.5	0.2
Credit	2.2	1.5	3.3	2.0
Diversification	(4.2)	N/M	N/M	(3.9)
Overall portfolio	4.9	2.8	8.1	6.2
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

The credit component of VaR represents instruments whose values are predominantly driven by credit spread levels, i.e., idiosyncratic default risk. These instruments include, but are not limited to, single issuer credit default swaps, and securities with exposures from corporate and municipal credit spreads.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2023, interest rate risk generated 41% of average gross VaR, foreign exchange risk generated 39% of average gross VaR, equity risk generated 1% of average gross VaR and credit risk generated 19% of average gross VaR. During the first quarter of 2023, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	March 31, 2022
Revenue range:	Number of days
Less than $(2.5)	—	2	—	1	1
$(2.5) – $0	1	4	3	4	8
$0 – $2.5	20	13	10	10	12
$2.5 – $5.0	26	24	32	24	23
More than $5.0	15	20	19	24	18
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $9.0 billion at March 31, 2023 and $9.9 billion at Dec. 31, 2022.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $5.7 billion at March 31, 2023 and $5.4 billion at Dec. 31, 2022.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves and our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

At March 31, 2023, our OTC derivative assets, including those in hedging relationships, of $1.7 billion included a credit valuation adjustment (“CVA”) deduction of $18 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.0 billion included a debit valuation adjustment (“DVA”) of $4 million related to our own credit spread. Net of hedges, the CVA was unchanged and the DVA increased by $1 million in the first quarter of 2023, which increased investment and other revenue – other trading revenue by $1 million. The net impact decreased investment
38 BNY Mellon

and other revenue – other trading revenue by $2 million in the fourth quarter of 2022 and by less than $1 million in the first quarter of 2022.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk-rating profile

	March 31, 2023		Dec. 31, 2022
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,417	95%	$2,553	98%
Non-investment grade	77	5%	63	2%
Total	$1,494	100%	$2,616	100%

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

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of March 31, 2023. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix, and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

In the table below, we use the earnings simulation model to assess the impact of various hypothetical interest rate scenarios compared to the baseline scenario. In each of the scenarios, all currencies’ interest rates are instantaneously shifted higher or lower at the start of the forecast. Long-term interest rates are defined as all tenors equal to or greater than three years and short-term interest rates are defined as all tenors equal to or less than three months. Interim term points are interpolated where applicable. The impact of interest rate shifts may not be linear. The results of this earnings simulation should therefore not be extrapolated for more severe interest rate scenarios than those presented in the table below.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	March 31, 2023	Dec. 31, 2022	March 31, 2022
Up 100 bps rate shock vs. baseline	$441	$214	$268
Long-term up 100 bps, short-term unchanged	109	30	24
Short-term up 100 bps, long-term unchanged	332	184	245
Long-term down 50 bps, short-term unchanged	(61)	(20)	(20)
Down 100 bps rate shock vs. baseline	(463)	(281)	(315)

At March 31, 2023, the impact of a 100 bps upward shift in rates on net interest revenue rose compared with Dec. 31, 2022. The drivers were lower expected deposit interest expense in rising rate scenarios, driven by changes in the forward rate curve to be more downward sloping and lower deposit rate sensitivity.

BNY Mellon 39

While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest revenue is impacted by changes in deposit balances. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction of U.S. dollar-denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario in the table above by approximately $290 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, during periods of low short-term interest rates, money market mutual fund fees and other similar fees are typically waived to protect investors from negative returns. See “Fee and other revenue” in the 2022 Annual Report for additional details on money market fee waivers.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Capital and Liquidity Risk – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2022 Annual Report.
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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	1Q23	4Q22	1Q22
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$905	$509	$699
Add: Amortization of intangible assets	14	16	17
Less: Tax impact of amortization of intangible assets	3	4	4
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$916	$521	$712

Average common shareholders’ equity	$35,604	$35,259	$37,363
Less: Average goodwill	16,160	16,229	17,490
Average intangible assets	2,899	2,905	2,979
Add: Deferred tax liability – tax deductible goodwill	1,187	1,181	1,184
Deferred tax liability – intangible assets	660	660	673
Average tangible common shareholders’ equity – Non-GAAP	$18,392	$17,966	$18,751

Return on common equity (annualized) – GAAP	10.3%	5.7%	7.6%
Return on tangible common equity (annualized) – Non-GAAP	20.2%	11.5%	15.4%
BNY Mellon 41

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2023	Dec. 31, 2022	March 31, 2022
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$40,634	$40,734	$41,799
Less: Preferred stock	4,838	4,838	4,838
BNY Mellon common shareholders’ equity at period end – GAAP	35,796	35,896	36,961
Less: Goodwill	16,192	16,150	17,462
Intangible assets	2,890	2,901	2,968
Add: Deferred tax liability – tax deductible goodwill	1,187	1,181	1,184
Deferred tax liability – intangible assets	660	660	673
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,561	$18,686	$18,388

Period-end common shares outstanding (in thousands)	789,134	808,445	807,798

Book value per common share – GAAP	$45.36	$44.40	$45.76
Tangible book value per common share – Non-GAAP	$23.52	$23.11	$22.76

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			1Q23 vs.
(dollars in millions)	1Q23	1Q22	1Q22
Investment management and performance fees – GAAP	$776	$883	(12)%
Impact of changes in foreign currency exchange rates	—	(28)
Adjusted investment management and performance fees – Non-GAAP	$776	$855	(9)%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			1Q23 vs.
(dollars in millions)	1Q23	1Q22	1Q22
Investment management and performance fees – GAAP	$774	$882	(12)%
Impact of changes in foreign currency exchange rates	—	(28)
Adjusted investment management and performance fees – Non-GAAP	$774	$854	(9)%

The following tables present the reconciliations of income before income taxes and the pre-tax operating margin for the Investment and Wealth Management business segment.

Reconciliation of Non-GAAP measures – Investment and Wealth Management business segment
(dollars in millions)	3Q22
(Loss) before income taxes – GAAP	$(497)
Impact of notable items (a)	(679)
Adjusted income before income taxes – Non-GAAP	$182

Total revenue – GAAP	$862
Less: Distribution and servicing expense	88
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$774

Pre-tax operating margin – GAAP (b)	(57)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (b)	(64)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (b)	24%
(a)    Notable items in the third quarter of 2022 include goodwill impairment and severance expense.
(b)    Income before income taxes divided by total revenue.
42 BNY Mellon

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	1Q23	4Q22	2Q22	1Q22
Income before income taxes – GAAP	$93	$125	$208	$212

Total revenue – GAAP	$827	$825	$899	$964
Less: Distribution and servicing expense	86	87	91	79
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$741	$738	$808	$885

Pre-tax operating margin – GAAP (a)	11%	15%	23%	22%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	13%	17%	26%	24%
(a)    Income before income taxes divided by total revenue.

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of March 31, 2023.

Accounting Standards Update (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of the provision for income taxes.

This ASU is effective Jan. 1, 2024 with early adoption permitted. BNY Mellon is currently evaluating this guidance with respect to our investments in renewable energy projects, which historically have not been eligible to apply the proportional amortization method. These investments currently generate losses in investment and other revenue that are more than offset by benefits and credits recorded to the provision for income taxes.
The impact of adopting this new guidance for our renewable energy investments that meet the eligibility criteria would be an increase in investment and other revenue and an increase in the provision for income taxes on the consolidated income statement.

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2022 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY Mellon.

Recent bank failures

On March 12 and 13, 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the Federal Deposit Insurance Corporation (“FDIC”) as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank.

The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. Under the FDIA, the assessment may be on insured depository institutions, depository institution holding companies (with the concurrence of the Treasury Secretary), or both, as the FDIC determines to be appropriate. In March 2023 testimony before Congress, the Chairman of the FDIC stated that the FDIC then preliminarily estimated the losses to the DIF of resolving SVB and Signature Bank to be $22.5 billion in the aggregate. The FDIA provides that the special
BNY Mellon 43

assessment will be prescribed through regulation. The FDIC has discretion with respect to the design and time frame for any special assessment, and, under the FDIA, the FDIC may consider the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate. The timing, amount and allocation of the special assessment that will be imposed on banking organizations is uncertain, but the impact of the special assessment on our noninterest expense and results of operations may be material.

On May 1, 2023, the FDIC released a comprehensive overview of the deposit insurance system and options for reform to address financial stability concerns stemming from recent bank failures. The FDIC evaluated three primary options: limited coverage, unlimited coverage and targeted coverage. The proposed options would require Congressional action, though some aspects of the report lie within the scope of the FDIC’s rulemaking authority. We are evaluating the impact of the proposed reforms.

The closures of SVB and Signature Bank and adverse developments affecting other banks in March 2023 resulted in heightened levels of market activity and volatility. We experienced increased deposit balances, which resulted in deposits increasing slightly at March 31, 2023 compared to Dec. 31, 2022, and we experienced elevated transaction volumes in parts of the business in the days following the closure of SVB and Signature Bank. On March 16, 2023, BNY Mellon and other large U.S. financial institutions made uninsured deposits into another U.S. financial institution, First Republic Bank. BNY Mellon’s deposit in First Republic Bank totaled $1 billion and had a minimum term of 120 days. On May 1, 2023, the FDIC was appointed as receiver for First Republic Bank. Also on May 1, 2023, JPMorgan Chase acquired the substantial majority of assets and assumed the deposits and certain other liabilities of First Republic Bank from the FDIC receivership, including our deposit with First Republic Bank. The FDIC has indicated that the estimated losses to the DIF of resolving First Republic Bank are expected to be $13 billion, which is expected to result in increased FDIC assessments and increase our noninterest expense in future periods.

These recent bank failures and other developments in the banking industry may result in increased regulatory activity and restrictions on banks. In addition, these recent developments have highlighted that social media and technology have the potential to accelerate the speed of declines in deposit levels when there is a reduction of confidence in a banking institution.

U.S. debt ceiling

In January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. Further delays to raise the Federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets and could exacerbate concerns over the sovereign debt of other countries. If the U.S. government does not raise the debt ceiling, it could default on its payment obligations, or experience delays in making payments when due, including in respect of U.S. Treasury securities that play an integral role in financial markets. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets and market participants, as well as for our business, results of operations, liquidity and financial condition.

SEC cybersecurity proposals

On March 15, 2023, the SEC proposed a new rule regarding cybersecurity risk management for entities including broker-dealers, security-based swap dealers, and transfer agents. The proposed rule would require such entities to maintain written policies and procedures to address their cybersecurity risk, immediately notify the SEC of significant cybersecurity incidents, and publicly disclose descriptions of their cybersecurity risks and significant cybersecurity incidents.

The SEC also proposed amendments to Regulation S-P, including a requirement for broker-dealers, investment companies, registered investment advisers, and transfer agents to adopt written policies and procedures for an incident response program with respect to unauthorized access to or use of customer information. The proposal would require these
44 BNY Mellon

entities to notify individuals whose sensitive customer information was accessed or used without authorization not later than 30 days after becoming aware that the information has been compromised. BNY Mellon is evaluating the potential impact of the proposals.

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
BNY Mellon 45

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2023	Dec. 31, 2022	March 31, 2022
(in millions)
Fee and other revenue
Investment services fees	$2,119	$2,173	$1,993
Investment management and performance fees	776	783	883
Foreign exchange revenue	176	190	207
Financing-related fees	52	43	45
Distribution and servicing fees	33	33	30
Total fee revenue	3,156	3,222	3,158
Investment and other revenue	79	(360)	70
Total fee and other revenue	3,235	2,862	3,228
Net interest revenue
Interest revenue	3,942	3,197	778
Interest expense	2,814	2,141	80
Net interest revenue	1,128	1,056	698
Total revenue	4,363	3,918	3,926
Provision for credit losses	27	20	2
Noninterest expense
Staff	1,791	1,802	1,702
Software and equipment	429	432	399
Professional, legal and other purchased services	375	415	370
Net occupancy	119	143	122
Sub-custodian and clearing	118	112	118
Distribution and servicing	85	86	79
Bank assessment charges	40	19	35
Business development	39	45	30
Amortization of intangible assets	14	16	17
Other	90	143	134
Total noninterest expense	3,100	3,213	3,006
Income
Income before income taxes	1,236	685	918
Provision for income taxes	260	142	153
Net income	976	543	765
Net loss attributable to noncontrolling interests related to consolidated investment management funds	—	—	8
Net income applicable to shareholders of The Bank of New York Mellon Corporation	976	543	773
Preferred stock dividends	(71)	(34)	(74)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$905	$509	$699

46 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2023	Dec. 31, 2022	March 31, 2022
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$905	$509	$699
Less: Earnings allocated to participating securities	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$905	$509	$699

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2023	Dec. 31, 2022	March 31, 2022
(in thousands)
Basic	803,340	811,669	809,469
Common stock equivalents	4,473	4,275	4,878
Less: Participating securities	(95)	(98)	(361)
Diluted	807,718	815,846	813,986

Anti-dilutive securities (a)	4,872	2,170	2,647
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2023	Dec. 31, 2022	March 31, 2022
(in dollars)
Basic	$1.13	$0.63	$0.86
Diluted	$1.12	$0.62	$0.86

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2023	Dec. 31, 2022	March 31, 2022
(in millions)
Net income	$976	$543	$765
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	547	(153)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	317	76	(1,531)
Reclassification adjustment	1	342	(3)
Total unrealized gain (loss) on assets available-for-sale	318	418	(1,534)
Defined benefit plans:
Net (loss) arising during the period	—	(306)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	(3)	12	18
Total defined benefit plans	(3)	(294)	18
Net unrealized gain (loss) on cash flow hedges	5	2	(2)
Total other comprehensive income (loss), net of tax (a)	423	673	(1,671)
Total comprehensive income (loss)	1,399	1,216	(906)
Net loss attributable to noncontrolling interests	—	—	8
Other comprehensive (income) loss attributable to noncontrolling interests	—	(12)	3
Comprehensive income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	$1,399	$1,204	$(895)
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $423 million for the quarter ended March 31, 2023, $661 million for the quarter ended Dec. 31, 2022 and $(1,668) million for the quarter ended March 31, 2022.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	March 31, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $33 and $29	$5,564	$5,030
Interest-bearing deposits with the Federal Reserve and other central banks	117,042	91,655
Interest-bearing deposits with banks, net of allowance for credit losses of $28 and $4 (includes restricted of $4,459 and $6,499)	15,114	17,169
Federal funds sold and securities purchased under resale agreements	26,894	24,298
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of $1 and less than $1 (fair value of $49,067 and $49,992)	54,561	56,194
Available-for-sale, at fair value (amortized cost of $88,872 and $92,484, net of allowance for credit losses of less than $1 and $1)	84,117	86,622
Total securities	138,678	142,816
Trading assets	9,024	9,908
Loans	62,323	66,063
Allowance for credit losses	(170)	(176)
Net loans	62,153	65,887
Premises and equipment	3,248	3,256
Accrued interest receivable	978	858
Goodwill	16,192	16,150
Intangible assets	2,890	2,901
Other assets, net of allowance for credit losses on accounts receivable of $5 and $4 (includes $1,074 and $971, at fair value)	27,335	25,855
Total assets	$425,112	$405,783
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$70,246	$78,017
Interest-bearing deposits in U.S. offices	120,207	108,362
Interest-bearing deposits in non-U.S. offices	90,841	92,591
Total deposits	281,294	278,970
Federal funds purchased and securities sold under repurchase agreements	26,540	12,335
Trading liabilities	5,705	5,385
Payables to customers and broker-dealers	22,598	23,435
Other borrowed funds	2,538	397
Accrued taxes and other expenses	4,732	5,410
Other liabilities (including allowance for credit losses on lending-related commitments of $83 and $78, also includes $314 and $221, at fair value)	10,414	8,543
Long-term debt	30,489	30,458
Total liabilities	384,310	364,933
Temporary equity
Redeemable noncontrolling interests	96	109
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,401,562,581 and 1,395,725,198 shares	14	14
Additional paid-in capital	28,650	28,508
Retained earnings	38,465	37,864
Accumulated other comprehensive loss, net of tax	(5,543)	(5,966)
Less: Treasury stock of 612,428,769 and 587,280,598 common shares, at cost	(25,790)	(24,524)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,634	40,734
Nonredeemable noncontrolling interests of consolidated investment management funds	72	7
Total permanent equity	40,706	40,741
Total liabilities, temporary equity and permanent equity	$425,112	$405,783

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Operating activities
Net income	$976	$765
Net loss attributable to noncontrolling interests	—	8
Net income applicable to shareholders of The Bank of New York Mellon Corporation	976	773
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	27	2
Pension plan contributions	(1)	(1)
Depreciation and amortization	351	437
Deferred tax (benefit)	2	36
Net securities losses (gains)	1	(4)
Change in trading assets and liabilities	989	2,251
Change in accruals and other, net	(553)	(65)
Net cash provided by operating activities	1,792	3,429
Investing activities
Change in interest-bearing deposits with banks	(25)	(2,068)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(24,908)	(34,733)
Purchases of securities held-to-maturity	(273)	(1,299)
Paydowns of securities held-to-maturity	1,063	2,198
Maturities of securities held-to-maturity	811	400
Purchases of securities available-for-sale	(8,917)	(10,902)
Sales of securities available-for-sale	6,581	6,315
Paydowns of securities available-for-sale	904	1,754
Maturities of securities available-for-sale	5,229	3,303
Net change in loans	3,714	(497)
Change in federal funds sold and securities purchased under resale agreements	(2,599)	2,501
Net change in seed capital investments	6	(8)
Purchases of premises and equipment/capitalized software	(261)	(271)
Proceeds from the sale of premises and equipment	—	45
Other, net	923	(639)
Net cash (used for) investing activities	(17,752)	(33,901)
Financing activities
Change in deposits	760	27,557
Change in federal funds purchased and securities sold under repurchase agreements	14,231	1,618
Change in payables to customers and broker-dealers	(826)	1,652
Change in other borrowed funds	2,141	(441)
Net proceeds from the issuance of long-term debt	1,498	1,295
Repayments of long-term debt	(1,750)	(1,250)
Proceeds from the exercise of stock options	—	9
Issuance of common stock	3	130
Treasury stock acquired	(1,256)	(118)
Common cash dividends paid	(304)	(278)
Preferred cash dividends paid	(71)	(74)
Other, net	(13)	(5)
Net cash provided by financing activities	14,413	30,095
Effect of exchange rate changes on cash	41	38
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(1,506)	(339)
Cash and due from banks and restricted cash at beginning of period	11,529	9,883
Cash and due from banks and restricted cash at end of period	$10,023	$9,544
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,564	$6,143
Restricted cash at end of period	4,459	3,401
Cash and due from banks and restricted cash at end of period	$10,023	$9,544
Supplemental disclosures
Interest paid	$2,671	$107
Income taxes paid	160	125
Income taxes refunded	2	5

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,864	$(5,966)	$(24,524)	$7	$40,741	(a)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(8)	—	—	—	65	57		9
Net income	—	—	—	976	—	—	—	976		—
Other comprehensive (loss)	—	—	—	—	423	—	—	423		—
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(304)	—	—	—	(304)		—
Preferred stock	—	—	—	(71)	—	—	—	(71)		—
Repurchase of common stock	—	—	—	—	—	(1,256)	—	(1,256)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	145	—	—	—	—	145		—
Excise tax on share repurchases	—	—	—	—	—	(10)	—	(10)		—
Other	—	—	—	—	—	—	—	—		2
Balance at March 31, 2023	$4,838	$14	$28,650	$38,465	$(5,543)	$(25,790)	$72	$40,706	(a)	$96
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,896 million at Dec. 31, 2022 and $35,796 million at March 31, 2023.
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Sept. 30, 2022	$4,838	$14	$28,374	$37,660	$(6,627)	$(24,522)	$7	$39,744	(a)	$152
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		5
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(16)
Other net changes in noncontrolling interests	—	—	47	—	—	—	—	47		(42)
Net income (loss)	—	—	—	543	—	—	—	543		—
Other comprehensive (loss)	—	—	—	—	661	—	—	661		12
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(305)	—	—	—	(305)		—
Preferred stock	—	—	—	(34)	—	—	—	(34)		—
Repurchase of common stock	—	—	—	—	—	(2)	—	(2)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	82	—	—	—	—	82		—
Other	—	—	—	—	—	—	—	—		(2)
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,864	$(5,966)	$(24,524)	$7	$40,741	(a)	$109
(a)Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $34,899 million at Sept. 30, 2022 and $35,896 million at Dec. 31, 2022.
(b)    Includes dividend equivalents on share-based awards.

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
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,196 million at December 31, 2021 and $36,961 million at March 31, 2022.
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

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2022 (the “2022 Annual Report”).

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our Consolidated Financial Statements included in our 2022 Annual Report. Certain additional immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

Note 2–New accounting guidance

The following accounting guidance was adopted in the first quarter of 2023.

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

We adopted this guidance as of Jan. 1, 2023. The Company did not choose to make the one-time election to reclassify securities classified as held-to-maturity to available-for-sale as of Jan. 1, 2023 and can choose to prospectively apply portfolio layer method hedging.

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
BNY Mellon 53

Notes to Consolidated Financial Statements (continued)

modification results in a new loan or a continuation of an existing loan.

This ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost.

We adopted the revised guidance related to loan modifications on Jan.1, 2023. The impact was immaterial. The updated disclosures are included in Note 5.

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth. Contingent payments totaled $5 million in the first three months of 2023. There were no contingent receipts in the first three months of 2023. At March 31, 2023, we are potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $25 million to $40 million over the next two years. At March 31, 2023, we could potentially receive additional consideration which, using reasonable assumptions and estimates, could be up to $390 million over the next five years.

See Note 3 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for information related to the 2022 transactions.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2023 and Dec. 31, 2022.

Securities at March 31, 2023		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$26,578	$84	$1,957	$24,705
Sovereign debt/sovereign guaranteed	10,759	7	475	10,291
Agency residential mortgage-backed securities (“RMBS”)	10,575	110	487	10,198
Agency commercial mortgage-backed securities (“MBS”)	8,560	86	584	8,062
Supranational	8,242	8	339	7,911
Foreign covered bonds	6,234	6	261	5,979
Collateralized loan obligations (“CLOs”)	5,797	2	92	5,707
Non-agency commercial MBS	3,358	—	351	3,007
U.S. government agencies	2,945	52	192	2,805
Foreign government agencies	2,454	2	107	2,349
Non-agency RMBS	2,117	36	196	1,957
Other asset-backed securities (“ABS”)	1,252	—	107	1,145
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$88,872	$393	$5,148	$84,117
Held-to-maturity:
Agency RMBS	$33,116	$1	$3,795	$29,322
U.S. Treasury	10,084	1	750	9,335
U.S. government agencies	4,204	—	468	3,736
Agency commercial MBS	3,969	—	356	3,613
Sovereign debt/sovereign guaranteed	1,503	—	71	1,432
CLOs	983	—	26	957
Supranational	593	—	24	569
Foreign government agencies	67	—	4	63
Non-agency RMBS	29	2	2	29
State and political subdivisions	13	—	2	11
Total securities held-to-maturity	$54,561	$4	$5,498	$49,067
Total securities	$143,433	$397	$10,646	$133,184
(a)    The amortized cost of available-for-sale is net of the allowance for credit loss of less than $1 million. The allowance for credit loss related to available-for-sale securities primarily relates to non-agency RMBS.
(b)    Includes gross unrealized gains of $323 million and gross unrealized losses of $171 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.
54 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2022		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$32,103	$93	$2,663	$29,533
Sovereign debt/sovereign guaranteed	10,906	5	547	10,364
Agency RMBS	9,388	113	544	8,957
Agency commercial MBS	8,656	89	685	8,060
Supranational	8,129	4	399	7,734
Foreign covered bonds	6,041	3	286	5,758
CLOs	5,446	1	104	5,343
Non-agency commercial MBS	3,334	—	357	2,977
U.S. government agencies	2,465	52	223	2,294
Foreign government agencies	2,363	1	123	2,241
Non-agency RMBS	2,197	43	211	2,029
Other ABS	1,443	—	124	1,319
State and political subdivisions	12	—	—	12
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$92,484	$404	$6,266	$86,622
Held-to-maturity:
Agency RMBS	$34,188	$1	$4,229	$29,960
U.S. Treasury	10,863	—	895	9,968
U.S. government agencies	4,206	—	534	3,672
Agency commercial MBS	4,014	—	411	3,603
Sovereign debt/sovereign guaranteed	1,388	—	76	1,312
CLOs	983	—	26	957
Supranational	443	—	25	418
Foreign government agencies	66	—	6	60
Non-agency RMBS	30	2	1	31
State and political subdivisions	13	—	2	11
Total securities held-to-maturity	$56,194	$3	$6,205	$49,992
Total securities	$148,678	$407	$12,471	$136,614
(a)    The amortized cost of available-for-sale securities is net of the allowance for credit loss of $1 million. The allowance for credit loss primarily relates to non-agency RMBS.
(b)    Includes gross unrealized gains of $347 million and gross unrealized losses of $179 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	1Q23	4Q22	1Q22
Realized gross gains	$14	$3	$73
Realized gross losses	(15)	(451)	(69)
Total net securities (losses) gains	$(1)	$(448)	$4
The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q23	4Q22	1Q22
Non-agency RMBS	$2	$—	$49
U.S. Treasury	(8)	—	11
State and political subdivisions	—	(324)	(13)
Corporate bonds	—	(126)	(47)
Other	5	2	4
Total net securities (losses) gains	$(1)	$(448)	$4

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $1 million at March 31, 2023 and $1 million at Dec. 31, 2022, and relates to non-agency RMBS and state and political subdivision securities.

Credit quality indicators – Securities

At March 31, 2023, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $171 million of the unrealized losses at March 31, 2023 and $179 million at Dec. 31, 2022 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.
BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at March 31, 2023	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$5,176	$259	$19,529	$1,698	$24,705	$1,957
Agency RMBS	4,488	128	4,618	359	9,106	487
Sovereign debt/sovereign guaranteed	2,189	53	5,581	422	7,770	475
Agency commercial MBS	3,271	125	4,382	459	7,653	584
Supranational	2,771	31	3,778	308	6,549	339
CLOs	1,381	17	3,842	75	5,223	92
Foreign covered bonds	1,415	27	3,180	234	4,595	261
Non-agency commercial MBS	453	8	2,479	343	2,932	351
Foreign government agencies	605	5	1,579	102	2,184	107
U.S. government agencies	1,235	62	940	130	2,175	192
Non-agency RMBS	221	5	1,394	191	1,615	196
Other ABS	59	—	1,047	107	1,106	107
Total securities available-for-sale (a)	$23,264	$720	$52,349	$4,428	$75,613	$5,148
(a)    Includes $59 million gross unrealized losses for less than 12 months and $112 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2022	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$14,058	$824	$15,236	$1,839	$29,294	$2,663
Agency RMBS	7,929	376	789	168	8,718	544
Agency commercial MBS	6,088	389	1,878	296	7,966	685
Sovereign debt/sovereign guaranteed	4,176	184	3,788	363	7,964	547
Supranational	3,451	109	2,571	290	6,022	399
CLOs	4,806	94	403	10	5,209	104
Foreign covered bonds	2,830	83	1,977	203	4,807	286
Non-agency commercial MBS	1,914	201	932	156	2,846	357
Foreign government agencies	1,148	43	1,013	80	2,161	123
U.S. government agencies	1,710	186	208	37	1,918	223
Non-agency RMBS	588	16	1,148	193	1,736	209
Other ABS	333	18	876	106	1,209	124
State and political subdivisions	—	—	12	—	12	—
Total securities available-for-sale (a)	$49,031	$2,523	$30,831	$3,741	$79,862	$6,264
(a)    Includes $120 million of gross unrealized losses for less than 12 months and $59 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.
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

Held-to-maturity securities portfolio at March 31, 2023			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$33,116	$(3,794)	100%	—%	—%	—%	—%
U.S. Treasury	10,084	(749)	100	—	—	—	—
U.S. government agencies	4,204	(468)	100	—	—	—	—
Agency commercial MBS	3,969	(356)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,503	(71)	100	—	—	—	—
CLOs	983	(26)	100	—	—	—	—
Supranational	593	(24)	100	—	—	—	—
Foreign government agencies	67	(4)	100	—	—	—	—
Non-agency RMBS	29	—	21	59	2	16	2
State and political subdivisions	13	(2)	1	2	2	—	95
Total held-to-maturity securities	$54,561	$(5,494)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to Germany, France and UK.

Held-to-maturity securities portfolio at Dec. 31, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$34,188	$(4,228)	100%	—%	—%	—%	—%
U.S. Treasury	10,863	(895)	100	—	—	—	—
U.S. government agencies	4,206	(534)	100	—	—	—	—
Agency commercial MBS	4,014	(411)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,388	(76)	100	—	—	—	—
CLOs	983	(26)	100	—	—	—	—
Supranational	443	(25)	100	—	—	—	—
Foreign government agencies	66	(6)	100	—	—	—	—
Non-agency RMBS	30	1	22	58	2	17	1
State and political subdivisions	13	(2)	2	2	3	—	93
Total held-to-maturity securities	$56,194	$(6,202)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to Germany, UK and France.

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at March 31, 2023
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$7,681	1.15%	$10,680	1.12%	$4,230	1.24%	$2,114	2.92%	$24,705	1.31%
Sovereign debt/sovereign guaranteed	3,950	2.57	5,371	1.59	918	1.07	52	3.13	10,291	1.91
Supranational	851	1.23	5,364	2.74	1,696	2.77	—	—	7,911	2.59
Foreign covered bonds	956	1.80	4,563	2.89	460	0.78	—	—	5,979	2.54
Foreign government agencies	439	2.13	1,862	2.18	48	0.93	—	—	2,349	2.14
U.S. government agencies	20	2.99	1,448	3.26	1,167	2.99	170	2.54	2,805	3.10
Other debt securities	—	—	—	—	—	—	1	3.90	1	3.90
Mortgage-backed securities:
Agency RMBS									10,198	4.45
Non-agency RMBS									1,957	4.19
Agency commercial MBS									8,062	2.92
Non-agency commercial MBS									3,007	3.39
CLOs									5,707	6.07
Other ABS									1,145	2.13
Total securities available-for-sale	$13,897	1.63%	$29,288	1.94%	$8,519	1.71%	$2,337	2.89%	$84,117	2.67%
Held-to-maturity:
U.S. Treasury	$1,313	1.53%	$7,523	1.31%	$1,248	1.24%	$—	—%	$10,084	1.33%
U.S. government agencies	50	0.74	2,779	1.41	1,114	1.63	261	1.90	4,204	1.49
Sovereign debt/sovereign guaranteed	—	—	1,416	1.07	87	0.83	—	—	1,503	1.06
Supranational	71	1.05	522	1.42	—	—	—	—	593	1.38
Foreign government agencies	—	—	67	0.79	—	—	—	—	67	0.79
State and political subdivisions	1	5.59	—	—	4	4.65	8	4.80	13	4.83
Mortgage-backed securities:
Agency RMBS									33,116	2.31
Non-agency RMBS									29	2.52
Agency commercial MBS									3,969	2.37
CLOs									983	5.95
Total securities held-to-maturity	$1,435	1.48%	$12,307	1.31%	$2,453	1.41%	$269	1.98%	$54,561	2.09%
Total securities	$15,332	1.62%	$41,595	1.76%	$10,972	1.65%	$2,606	2.81%	$138,678	2.45%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Pledged assets

At March 31, 2023, BNY Mellon had pledged assets of $135 billion, including $87 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $8 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2023 included $117 billion of securities, $12 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve.

At Dec. 31, 2022, BNY Mellon had pledged assets of $138 billion, including $106 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $8 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2022 included $121 billion of securities, $12 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.
58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

At March 31, 2023 and Dec. 31, 2022, pledged assets included $39 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At March 31, 2023 and Dec. 31, 2022, the market value of the securities received that can be sold or repledged was $140 billion and $115 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2023 and Dec. 31, 2022, the market value of securities collateral sold or repledged was $109 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2023 and Dec. 31, 2022, cash segregated under federal and other regulations or requirements was $4 billion and $7 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $6 billion at March 31, 2023 and $3 billion at Dec. 31, 2022. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	March 31, 2023	Dec. 31, 2022
(in millions)
Commercial	$1,784	$1,732
Commercial real estate	6,337	6,226
Financial institutions	9,348	9,684
Lease financings	640	657
Wealth management loans	10,005	10,302
Wealth management mortgages	8,948	8,966
Other residential mortgages	1,025	345
Capital call financing	3,343	3,438
Other	2,754	2,941
Overdrafts	2,444	4,839
Margin loans	15,695	16,933
Total loans (a)	$62,323	$66,063
(a)    Net of unearned income of $269 million at March 31, 2023 and $225 million at Dec. 31, 2022 primarily related to lease financings.

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

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	1
Net recoveries	1	—	—	—	—	—	—	—	1
Provision (a)	2	(7)	—	—	—	2	1	—	(2)
Ending balance	$21	$177	$24	$1	$1	$14	$9	$6	$253
Allowance for:
Loan losses	$4	$130	$8	$1	$1	$13	$9	$4	$170
Lending-related commitments	17	47	16	—	—	1	—	2	83
Individually evaluated for impairment:
Loan balance (b)	$—	$54	$—	$—	$—	$13	$1	$—	$68
Allowance for loan losses	—	—	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses related to other financial instruments of $29 million for the quarter ended March 31, 2023.
(b)    Includes collateral-dependent loans of $68 million with $103 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended Dec. 31, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$17	$176	$20	$1	$1	$9	$8	$4	$236
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	1	8	4	—	—	3	(1)	2	17
Ending balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Allowance for:
Loan losses	$4	$137	$10	$1	$1	$11	$8	$4	$176
Lending-related commitments	14	47	14	—	—	1	—	2	78
Individually evaluated for impairment:
Loan balance (b)	$—	$62	$—	$—	$—	$16	$1	$—	$79
Allowance for loan losses	—	—	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the quarter ended Dec. 31, 2022.
(b)    Includes collateral-dependent loans of $79 million with $126 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended March 31, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	—	(23)	2	—	—	3	(1)	1	(18)
Ending balance	$12	$176	$15	$1	$1	$9	$7	$3	$224
Allowance for:
Loan losses	$2	$142	$7	$1	$1	$8	$7	$3	$171
Lending-related commitments	10	34	8	—	—	1	—	—	53
Individually evaluated for impairment:
Loan balance (b)	$—	$121	$—	$—	$—	$18	$1	$—	$140
Allowance for loan losses	—	1	—	—	—	1	—	—	2
(a)    Does not include the provision for credit losses related to other financial instruments of $20 million for the quarter ended March 31, 2022.
(b)    Includes collateral-dependent loans of $140 million with $183 million of collateral at fair value.

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2023			Dec. 31, 2022
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$—	$54	$54	$—	$54	$54
Other residential mortgages	29	1	30	30	1	31
Wealth management mortgages	7	12	19	8	14	22
Total nonperforming loans	36	67	103	38	69	107
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$36	$69	$105	$38	$71	$109

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2023				Dec. 31, 2022
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$90	$—	$—	$90	$43	$1	$—	$44
Wealth management mortgages	22	—	—	22	54	1	—	55
Other residential mortgages	19	2	—	21	5	—	—	5
Margin loans	9	—	—	9	—	—	—	—
Commercial real estate	3	—	—	3	11	—	—	11
Total past due loans	$143	$2	$—	$145	$113	$2	$—	$115

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

We modified one commercial real estate loan in the first quarter of 2023, with an aggregate recorded investment of $12 million, by extending the maturity dates.

Loans modified prior to 2023 are considered a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs. We modified two loans in the fourth quarter of 2022 with an aggregate recorded investment of $1 million. There were no loans modified in the first quarter of 2022.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.
BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							March 31, 2023
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	1Q23	2022	2021	2020	2019	Prior to 2019			Total (a)
Commercial:
Investment grade	$64	$162	$105	$—	$—	$93	$1,215	$—	$1,639
Non-investment grade	58	19	6	—	—	—	62	—	145
Total commercial	122	181	111	—	—	93	1,277	—	1,784	$2
Commercial real estate:
Investment grade	914	1,041	545	356	385	963	223	—	4,427
Non-investment grade	320	450	524	131	349	83	31	22	1,910
Total commercial real estate	1,234	1,491	1,069	487	734	1,046	254	22	6,337	26
Financial institutions:
Investment grade	216	129	186	—	—	20	6,929	—	7,480
Non-investment grade	50	10	—	—	—	—	1,808	—	1,868
Total financial institutions	266	139	186	—	—	20	8,737	—	9,348	89
Wealth management loans:
Investment grade	38	37	57	22	43	192	9,597	—	9,986
Non-investment grade	1	—	—	—	—	—	18	—	19
Total wealth management loans	39	37	57	22	43	192	9,615	—	10,005	58
Wealth management mortgages	167	1,716	1,969	903	763	3,411	19	—	8,948	18
Lease financings	16	—	—	47	10	567	—	—	640	—
Other residential mortgages (b)	1	574	204	5	—	241	—	—	1,025	5
Capital call financing	—	—	—	—	—	—	3,343	—	3,343	15
Other loans	—	—	—	—	—	—	2,754	—	2,754	6
Margin loans	5,384	500	—	—	—	—	9,811	—	15,695	33
Total loans	$7,229	$4,638	$3,596	$1,464	$1,550	$5,570	$35,810	$22	$59,879	$252
(a)    Excludes overdrafts of $2,444 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to other residential mortgage loans were less than $1 million in the first quarter of 2023.
62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2022
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	2022	2021	2020	2019	2018	Prior to 2018			Total (a)
Commercial:
Investment grade	$379	$148	$—	$—	$43	$45	$963	$—	$1,578
Non-investment grade	78	6	—	—	—	—	70	—	154
Total commercial	457	154	—	—	43	45	1,033	—	1,732	$2
Commercial real estate:
Investment grade	1,265	973	407	739	204	904	183	—	4,675
Non-investment grade	431	511	145	323	93	6	20	22	1,551
Total commercial real estate	1,696	1,484	552	1,062	297	910	203	22	6,226	25
Financial institutions:
Investment grade	126	389	—	—	—	25	7,216	—	7,756
Non-investment grade	20	—	—	—	—	—	1,896	12	1,928
Total financial institutions	146	389	—	—	—	25	9,112	12	9,684	78
Wealth management loans:
Investment grade	45	57	22	45	—	217	9,887	—	10,273
Non-investment grade	—	—	—	—	—	—	29	—	29
Total wealth management loans	45	57	22	45	—	217	9,916	—	10,302	49
Wealth management mortgages	1,775	1,976	918	775	485	3,012	25	—	8,966	20
Lease financings	17	—	49	11	7	573	—	—	657	—
Other residential mortgages	27	70	—	—	—	248	—	—	345	1
Capital call financing	—	—	—	—	—	—	3,438	—	3,438	17
Other loans	—	—	—	—	—	—	2,941	—	2,941	6
Margin loans	5,984	—	—	—	—	—	10,949	—	16,933	33
Total loans	$10,147	$4,130	$1,541	$1,893	$832	$5,030	$37,617	$34	$61,224	$231
(a)    Excludes overdrafts of $4,839 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.

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

Financial institutions

Financial institution exposures are high quality, with 95% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2023. In addition, 64% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

Wealth management loans

Wealth management loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management loan portfolio, therefore, would equate to investment grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed,
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At March 31, 2023, less than 1% of the mortgages were past due.

At March 31, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Lease financings

At March 31, 2023, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at March 31, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at March 31, 2023 were $784 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $15.7 billion of secured margin loans at March 31, 2023, compared with $16.9 billion at Dec. 31, 2022. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $2.4 billion at March 31, 2023 and $4.8 billion at Dec. 31, 2022. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at March 31, 2023 and Dec. 31, 2022 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at March 31, 2023 and Dec. 31, 2022.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2022
Goodwill	$6,973	$1,424	$8,433	$16,830
Accumulated impairment losses	—	—	(680)	(680)
	$6,973	$1,424	$7,753	$16,150
Foreign currency translation	12	2	28	42
Balance at March 31, 2023
Goodwill	$6,985	$1,426	$8,461	$16,872
Accumulated impairment losses	—	—	(680)	(680)
	$6,985	$1,426	$7,781	$16,192

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Foreign currency translation	(18)	(3)	(29)	(50)
Balance at March 31, 2022	$7,044	$1,432	$8,986	$17,462

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.
In the first quarter of 2023, due to the results of the fourth quarter 2022 interim impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.0 billion of allocated goodwill. No additional goodwill impairment was recognized.

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(8)	(1)	(5)	—	(14)
Foreign currency translation	—	—	3	—	3
Balance at March 31, 2023	$185	$383	$1,473	$849	$2,890

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(8)	(2)	(7)	—	(17)
Foreign currency translation	(1)	—	(5)	—	(6)
Balance at March 31, 2022	$221	$390	$1,508	$849	$2,968
BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2023				Dec. 31, 2022
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$729	$(544)	$185	10 years	$731	$(539)	$192
Customer contracts – Market and Wealth Services	280	(268)	12	3 years	280	(267)	13
Customer relationships – Investment and Wealth Management	553	(466)	87	8 years	553	(461)	92
Other	41	(10)	31	14 years	41	(9)	32
Total subject to amortization	$1,603	$(1,288)	$315	10 years	$1,605	$(1,276)	$329
Not subject to amortization: (b)
Tradename	$1,291	N/A	$1,291	N/A	$1,290	N/A	$1,290
Customer relationships	1,284	N/A	1,284	N/A	1,282	N/A	1,282
Total not subject to amortization	$2,575	N/A	$2,575	N/A	$2,572	N/A	$2,572
Total intangible assets	$4,178	$(1,288)	$2,890	N/A	$4,177	$(1,276)	$2,901
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2023	$57
2024	49
2025	43
2026	34
2027	28

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2023	Dec. 31, 2022
(in millions)
Accounts receivable	$6,106	$4,924
Corporate/bank-owned life insurance	5,425	5,417
Fails to deliver	3,279	2,569
Software	2,275	2,260
Prepaid pension assets	1,809	1,651
Qualified affordable housing project investments	1,272	1,298
Prepaid expense	818	764
Equity method investments	812	803
Renewable energy investments	809	871
Other equity investments (a)	685	695
Federal Reserve Bank stock	480	478
Assets of consolidated investment management funds	436	209
Cash collateral receivable on derivative transactions	421	1,014
Income taxes receivable	375	481
Seed capital (b)	233	218
Fair value of hedging derivatives	177	319
Other (c)	1,923	1,884
Total other assets	$27,335	$25,855
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds that hedge deferred incentive awards.
(c)    At March 31, 2023 and Dec. 31, 2022, other assets include $86 million and $6 million, respectively, of Federal Home Loan Bank stock, at cost.
66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $428 million at March 31, 2023 and $445 million at Dec. 31, 2022, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities				Life-to-date
(in millions)	1Q23	4Q22	1Q22
Upward adjustments	$—	$—	$46	$283
Downward adjustments	(18)	(1)	—	(30)
Net adjustments	$(18)	$(1)	$46	$253

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.3 billion at March 31, 2023 and $1.3 billion at Dec. 31, 2022. Commitments to fund future investments in qualified affordable housing projects totaled $622 million at March 31, 2023 and $614 million at Dec. 31, 2022 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2023 – $236 million; 2024 – $145 million; 2025 – $173 million; 2026 – $24 million; 2027 – $1 million; and 2028 and thereafter – $43 million.

Tax credits and other tax benefits recognized were $45 million in the first quarter of 2023, $31 million in the fourth quarter of 2022 and $38 million in the first quarter of 2022.

Amortization expense included in the provision for income taxes was $38 million in the first quarter of 2023, $26 million in the fourth quarter of 2022 and $32 million in the first quarter of 2022.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	March 31, 2023		Dec. 31, 2022
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a) (b)	$3	$—	$3	$—
Private equity investments (c)	132	49	130	53
Other	5	—	5	—
Total	$140	$49	$138	$53
(a)    Seed capital investments at March 31, 2023 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of seven days, are liquidated.
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

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Note 8–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in the fee schedules. See Note 10 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for information on the nature of our services and revenue recognition. See Note 24 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for additional information on our principal business segments — Securities Services,
Market and Wealth Services and Investment and Wealth Management — and the primary services provided.

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

Disaggregation of contract revenue by business segment
	Quarter ended
	March 31, 2023					March 31, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,176	$925	$24	$(15)	$2,110	$1,130	$846	$25	$(17)	$1,984
Investment management and performance fees	—	5	781	(3)	783	—	6	887	(6)	887
Financing-related fees	13	5	—	—	18	3	14	—	—	17
Distribution and servicing fees	—	(23)	55	1	33	1	(4)	32	1	30
Investment and other revenue	60	50	(80)	1	31	47	9	(27)	(1)	28
Total fee and other revenue – contract revenue	1,249	962	780	(16)	2,975	1,181	871	917	(23)	2,946
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	201	52	2	5	260	222	35	(10)	43	290
Total fee and other revenue	$1,450	$1,014	$782	$(11)	$3,235	$1,403	$906	$907	$20	$3,236
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million in the first quarter of 2023 and $(8) million in the first quarter of 2022.

Disaggregation of contract revenue by business segment	Quarter ended
	Dec. 31, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,233	$917	$24	$(15)	$2,159
Investment management and performance fees	—	6	781	(3)	784
Financing-related fees	9	2	1	—	12
Distribution and servicing fees	1	(22)	54	—	33
Investment and other revenue	58	47	(76)	2	31
Total fee and other revenue – contract revenue	1,301	950	784	(16)	3,019
Fee and other revenue – not in scope of ASC 606 (a)(b)	215	53	(11)	(414)	(157)
Total fee and other revenue	$1,516	$1,003	$773	$(430)	$2,862
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million in the fourth quarter of 2022.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.6 billion at March 31, 2023 and Dec. 31, 2022.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $50 million at March 31, 2023 and $48 million at Dec. 31, 2022. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $196 million at March 31, 2023 and $164 million at Dec. 31, 2022. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2023 relating to contract liabilities as of Dec. 31, 2022 was $53 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $57 million at March 31, 2023 and $58 million at Dec. 31, 2022. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $4 million in the first quarter of 2023 and $5 million in the first quarter of 2022 and fourth quarter of 2022.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $81 million at March 31, 2023 and $77 million at Dec. 31, 2022. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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
BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2023	Dec. 31, 2022	March 31, 2022
Interest revenue
Deposits with the Federal Reserve and other central banks	$853	$630	$2
Deposits with banks	140	107	14
Federal funds sold and securities purchased under resale agreements	991	726	37
Loans	866	788	260
Securities:
Taxable	1,022	876	434
Exempt from federal income taxes	—	6	10
Total securities	1,022	882	444
Trading securities	70	64	21
Total interest revenue	3,942	3,197	778
Interest expense
Deposits	1,366	1,046	(37)
Federal funds purchased and securities sold under repurchase agreements	892	595	12
Trading liabilities	30	31	4
Other borrowed funds	3	3	3
Customer payables	128	99	—
Long-term debt	395	367	98
Total interest expense	2,814	2,141	80
Net interest revenue	1,128	1,056	698
Provision for credit losses	27	20	2
Net interest revenue after provision for credit losses	$1,101	$1,036	$696

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2023			March 31, 2022
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—
Interest cost	48	8	1	35	8	1
Expected return on assets	(95)	(22)	(2)	(78)	(10)	(2)
Other	2	(3)	(3)	17	1	(1)
Net periodic benefit (credit) cost	$(45)	$(14)	$(4)	$(26)	$2	$(2)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $260 million (21.0% effective tax rate) in the first quarter of 2023, $153 million (16.7% effective tax rate) in the first quarter of 2022 and $142 million (20.7% effective tax rate) in the fourth quarter of 2022.

Our total tax reserves as of March 31, 2023 were $105 million, compared with $106 million at Dec. 31, 2022. If these tax reserves were unnecessary, $105 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2023 is accrued interest, where applicable, of $32 million. The additional tax benefit related to interest
70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

for the three months ended March 31, 2023 was $1 million, compared with $2 million of tax expense for the three months ended March 31, 2022.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $11 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2016. Our New York State and New York City income tax returns are closed to examination through 2014. Our UK income tax returns are closed to examination through 2020.

Note 12–Variable interest entities

We have variable interests in variable interest entities (“VIEs”), which include investments in retail, institutional and alternative investment funds.

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of March 31, 2023 and Dec. 31, 2022. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	March 31, 2023	Dec. 31, 2022
(in millions)
Trading assets	$421	$203
Other assets	15	6
Total assets (a)	$436	$209
Other liabilities	$1	$1
Total liabilities (b)	$1	$1
Nonredeemable noncontrolling interests (c)	$72	$7
(a)    Includes voting model entities (“VMEs”) with assets of $91 million at March 31, 2023 and $86 million at Dec. 31, 2022.
(b)    Includes VMEs with liabilities of $0 million at March 31, 2023 and $1 million at Dec. 31, 2022.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $10 million at March 31, 2023 and $7 million at Dec. 31, 2022.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2023 and Dec. 31, 2022, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	March 31, 2023	Dec. 31, 2022
(in millions)
Other assets	$2,150	$2,235
Other liabilities	622	614
Maximum loss exposure	2,772	2,850

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at March 31, 2023 and Dec. 31, 2022.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2023	Dec. 31, 2022	March 31, 2023	Dec. 31, 2022
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		1Q23		4Q22		1Q22
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,327.72	$7	$1,044.05	$5	$1,011.11	$5
Series D	100		—	—	2,250.00	12	—	—
Series F	100		2,312.50	23	—	—	2,312.50	23
Series G	100		2,350.00	24	—	—	2,350.00	24
Series H	100		925.00	5	925.00	5	925.00	5
Series I	100		937.50	12	937.50	12	1,270.83	17
Total				$71		$34		$74
(a)    Represents Normal Preferred Capital Securities.

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

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2023			Dec. 31, 2022			March 31, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$77	$26	$103	$393	$154	$547	$(120)	$(33)	$(153)
Total foreign currency translation	77	26	103	393	154	547	(120)	(33)	(153)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	419	(102)	317	101	(25)	76	(2,021)	490	(1,531)
Reclassification adjustment (b)	1	—	1	448	(106)	342	(4)	1	(3)
Net unrealized (loss) gain on assets available-for-sale	420	(102)	318	549	(131)	418	(2,025)	491	(1,534)
Defined benefit plans:
Net gain arising during the period	—	—	—	(400)	94	(306)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	(4)	1	(3)	17	(5)	12	17	1	18
Total defined benefit plans	(4)	1	(3)	(383)	89	(294)	17	1	18
Unrealized (loss) gain on cash flow hedges:
Unrealized hedge (loss) gain arising during period	4	(1)	3	—	—	—	(3)	1	(2)
Reclassification of net loss (gain) to net income:
Foreign exchange (“FX”) contracts – staff expense	3	(1)	2	5	(1)	4	—	—	—
FX contracts – investment and other revenue	—	—	—	(2)	—	(2)	—	—	—
Total reclassifications to net income	3	(1)	2	3	(1)	2	—	—	—
Net unrealized (loss) gain on cash flow hedges	7	(2)	5	3	(1)	2	(3)	1	(2)
Total other comprehensive (loss)	$500	$(77)	$423	$562	$111	$673	$(2,131)	$460	$(1,671)
(a)    Includes the impact of hedges of net investments in foreign subsidiaries. See Note 17 for additional information.
(b)    The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains (losses), which is included in investment and other revenue on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as other expense on the consolidated income statement.

Note 15–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2023 and Dec. 31, 2022, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at March 31, 2023					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$24,705	$—	$—	$—	$24,705
Sovereign debt/sovereign guaranteed	3,970	6,321	—	—	10,291
Agency RMBS	—	10,198	—	—	10,198
Agency commercial MBS	—	8,062	—	—	8,062
Supranational	—	7,911	—	—	7,911
Foreign covered bonds	—	5,979	—	—	5,979
CLOs	—	5,707	—	—	5,707
Non-agency commercial MBS	—	3,007	—	—	3,007
U.S. government agencies	—	2,805	—	—	2,805
Foreign government agencies	—	2,349	—	—	2,349
Non-agency RMBS	—	1,957	—	—	1,957
Other ABS	—	1,145	—	—	1,145
Other debt securities	—	1	—	—	1
Total available-for-sale securities	28,675	55,442	—	—	84,117
Trading assets:
Debt instruments	2,500	1,818	—	—	4,318
Equity instruments	3,212	—	—	—	3,212
Derivative assets not designated as hedging:
Interest rate	6	1,279	—	(870)	415
Foreign exchange	—	5,821	—	(4,743)	1,078
Equity and other contracts	—	14	—	(13)	1
Total derivative assets not designated as hedging	6	7,114	—	(5,626)	1,494
Total trading assets	5,718	8,932	—	(5,626)	9,024
Other assets:
Derivative assets designated as hedging:
Interest rate	—	148	—	—	148
Foreign exchange	—	29	—	—	29
Total derivative assets designated as hedging	—	177	—	—	177
Other assets (b)	399	358	—	—	757
Total other assets	399	535	—	—	934
Assets measured at NAV (b)					140
Total assets	$34,792	$64,909	$—	$(5,626)	$94,215
Percentage of total assets prior to netting	35%	65%	—%

Liabilities
Trading liabilities:
Debt instruments	$2,913	$35	$—	$—	$2,948
Equity instruments	15	—	—	—	15
Derivative liabilities not designated as hedging:
Interest rate	8	1,614	—	(799)	823
Foreign exchange	—	5,915	—	(4,044)	1,871
Equity and other contracts	12	49	—	(13)	48
Total derivative liabilities not designated as hedging	20	7,578	—	(4,856)	2,742
Total trading liabilities	2,948	7,613	—	(4,856)	5,705
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	313	—	—	313
Total derivative liabilities designated as hedging	—	313	—	—	313
Other liabilities	—	1	—	—	1
Total other liabilities	—	314	—	—	314
Total liabilities	$2,948	$7,927	$—	$(4,856)	$6,019
Percentage of total liabilities prior to netting	27%	73%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets
Available-for-sale securities:
U.S. Treasury	$29,533	$—	$—	$—	$29,533
Sovereign debt/sovereign guaranteed	4,237	6,127	—	—	10,364
Agency RMBS	—	8,957	—	—	8,957
Agency commercial MBS	—	8,060	—	—	8,060
Supranational	—	7,734	—	—	7,734
Foreign covered bonds	—	5,758	—	—	5,758
CLOs	—	5,343	—	—	5,343
Non-agency commercial MBS	—	2,977	—	—	2,977
U.S. government agencies	—	2,294	—	—	2,294
Foreign government agencies	—	2,241	—	—	2,241
Non-agency RMBS	—	2,029	—	—	2,029
Other ABS	—	1,319	—	—	1,319
State and political subdivisions	—	12	—	—	12
Other debt securities	—	1	—	—	1
Total available-for-sale securities	33,770	52,852	—	—	86,622
Trading assets:
Debt instruments	1,590	1,901	—	—	3,491
Equity instruments	3,791	—	—	—	3,791
Derivative assets not designated as hedging:
Interest rate	10	1,287	—	(986)	311
Foreign exchange	—	9,433	—	(7,215)	2,218
Equity and other contracts	4	98	—	(5)	97
Total derivative assets not designated as hedging	14	10,818	—	(8,206)	2,626
Total trading assets	5,395	12,719	—	(8,206)	9,908
Other assets:
Derivative assets designated as hedging:
Interest rate	—	205	—	—	205
Foreign exchange	—	114	—	—	114
Total derivative assets designated as hedging	—	319	—	—	319
Other assets (b)	294	220	—	—	514
Total other assets	294	539	—	—	833
Assets measured at NAV (b)					138
Total assets	$39,459	$66,110	$—	$(8,206)	$97,501
Percentage of total assets prior to netting	37%	63%	—%

Liabilities
Trading liabilities:
Debt instruments	$2,373	$101	$—	$—	$2,474
Equity instruments	97	—	—	—	97
Derivative liabilities not designated as hedging:
Interest rate	6	1,578	—	(798)	786
Foreign exchange	—	9,456	—	(7,444)	2,012
Equity and other contracts	—	17	—	(1)	16
Total derivative liabilities not designated as hedging	6	11,051	—	(8,243)	2,814
Total trading liabilities	2,476	11,152	—	(8,243)	5,385
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	220	—	—	220
Total derivative liabilities designated as hedging	—	220	—	—	220
Other liabilities	—	1	—	—	1
Total other liabilities	—	221	—	—	221
Total liabilities	$2,476	$11,373	$—	$(8,243)	$5,606
Percentage of total liabilities prior to netting	18%	82%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2023						Dec. 31, 2022
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2023	$1,679	100%	—%	—%	—%	—%	$1,728	100%	—%	—%	—%	—%
2007 and earlier	278	5	14	1	42	38	301	5	13	1	45	36
Total non-agency RMBS	$1,957	87%	2%	—%	6%	5%	$2,029	86%	2%	—%	7%	5%
Non-agency commercial MBS originated in:
2009-2023	$3,007	100%	—%	—%	—%	—%	$2,977	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,456	100%	—%	—%	—%	—%	$2,384	100%	—%	—%	—%	—%
UK	1,142	100	—	—	—	—	1,215	100	—	—	—	—
Australia	716	100	—	—	—	—	696	100	—	—	—	—
Germany	587	100	—	—	—	—	542	100	—	—	—	—
Norway	385	100	—	—	—	—	377	100	—	—	—	—
Other	693	100	—	—	—	—	544	100	—	—	—	—
Total foreign covered bonds	$5,979	100%	—%	—%	—%	—%	$5,758	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$2,984	100%	—%	—%	—%	—%	$3,103	100%	—%	—%	—%	—%
UK	2,201	100	—	—	—	—	2,225	100	—	—	—	—
France	1,671	100	—	—	—	—	1,665	100	—	—	—	—
Singapore	820	100	—	—	—	—	797	100	—	—	—	—
Canada	746	100	—	—	—	—	702	100	—	—	—	—
Japan	486	—	100	—	—	—	475	—	100	—	—	—
Italy	365	—	—	100	—	—	390	—	—	100	—	—
Austria	272	100	—	—	—	—	177	100	—	—	—	—
Hong Kong	201	100	—	—	—	—	273	100	—	—	—	—
Spain	200	—	40	60	—	—	214	—	40	60	—	—
Other (c)	345	60	10	—	30	—	343	55	9	—	36	—
Total sovereign debt/sovereign guaranteed	$10,291	88%	6%	5%	1%	—%	$10,364	88%	6%	5%	1%	—%
Foreign government agencies:
Canada	$687	84%	16%	—%	—%	—%	$652	83%	17%	—%	—%	—%
Norway	431	100	—	—	—	—	427	100	—	—	—	—
Netherlands	316	100	—	—	—	—	363	100	—	—	—	—
Sweden	292	100	—	—	—	—	260	100	—	—	—	—
France	245	100	—	—	—	—	240	100	—	—	—	—
Other	378	89	11	—	—	—	299	100	—	—	—	—
Total foreign government agencies	$2,349	94%	6%	—%	—%	—%	$2,241	95%	5%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At March 31, 2023 and Dec. 31, 2022, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $103 million at March 31, 2023 and $123 million at Dec. 31, 2022.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of March 31, 2023 and Dec. 31, 2022 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2023 and/or 2022 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	March 31, 2023				Dec. 31, 2022
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$33	$—	$33	$—	$33	$—	$33
Other assets (b)	—	430	—	430	—	448	—	448
Total assets at fair value on a nonrecurring basis	$—	$463	$—	$463	$—	$481	$—	$481
(a)    The fair value of these loans decreased less than $1 million in the first quarter of 2023 and was unchanged in the fourth quarter of 2022, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2023 and Dec. 31, 2022, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$117,042	$—	$117,042	$117,042
Interest-bearing deposits with banks	—	15,131	—	15,131	15,114
Federal funds sold and securities purchased under resale agreements	—	26,894	—	26,894	26,894
Securities held-to-maturity	10,336	38,731	—	49,067	54,561
Loans (a)	—	61,118	—	61,118	61,513
Other financial assets	5,564	2,003	—	7,567	7,567
Total	$15,900	$260,919	$—	$276,819	$282,691
Liabilities:
Noninterest-bearing deposits	$—	$70,246	$—	$70,246	$70,246
Interest-bearing deposits	—	206,827	—	206,827	211,048
Federal funds purchased and securities sold under repurchase agreements	—	26,540	—	26,540	26,540
Payables to customers and broker-dealers	—	22,598	—	22,598	22,598
Borrowings	—	3,195	—	3,195	3,195
Long-term debt	—	29,293	—	29,293	30,489
Total	$—	$358,699	$—	$358,699	$364,116
(a)    Does not include the leasing portfolio.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$91,655	$—	$91,655	$91,655
Interest-bearing deposits with banks	—	17,167	—	17,167	17,169
Federal funds sold and securities purchased under resale agreements	—	24,298	—	24,298	24,298
Securities held-to-maturity	10,948	39,044	—	49,992	56,194
Loans (a)	—	64,668	—	64,668	65,230
Other financial assets	5,030	1,817	—	6,847	6,847
Total	$15,978	$238,649	$—	$254,627	$261,393
Liabilities:
Noninterest-bearing deposits	$—	$78,017	$—	$78,017	$78,017
Interest-bearing deposits	—	196,258	—	196,258	200,953
Federal funds purchased and securities sold under repurchase agreements	—	12,335	—	12,335	12,335
Payables to customers and broker-dealers	—	23,435	—	23,435	23,435
Borrowings	—	911	—	911	911
Long-term debt	—	28,977	—	28,977	30,458
Total	$—	$339,933	$—	$339,933	$346,109
(a)    Does not include the leasing portfolio.
Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2023	Dec. 31, 2022
(in millions)
Assets of consolidated investment management funds:
Trading assets	$421	$203
Other assets	15	6
Total assets of consolidated investment management funds	$436	$209
Liabilities of consolidated investment management funds:
Other liabilities	$1	$1
Total liabilities of consolidated investment management funds	$1	$1

The assets and liabilities of the consolidated investment management funds are included in other assets and other liabilities on the consolidated balance sheet. We value the assets and liabilities of consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated investment management funds. Changes in the fair value of the assets and liabilities are recorded as income (loss) from consolidated investment management funds, which is included in investment and other revenue on the consolidated income statement.

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $10 million at March 31, 2023 and $10 million at Dec. 31, 2022. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

We perform credit reviews and enter into netting agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2023.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed and foreign covered bonds. At March 31, 2023, $29.7 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $29.7 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2023, $24.7 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $24.7 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of March 31, 2023, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $493 million (notional), with a net pre-tax gain of $1 million recorded in accumulated other comprehensive income (“OCI”). This gain will be reclassified to earnings over the next 12 months.

In 2022, we utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. At March 31, 2023, there were no remaining foreign exchange contracts. Forward points are designated as an excluded component and amortized into earnings over the hedge period.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2023, forward foreign exchange contracts with notional amounts totaling $10.1 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At March 31, 2023, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	1Q23	4Q22	1Q22
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$(435)	$(114)	$1,484
Hedged item	Interest revenue	434	113	(1,480)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	279	132	(741)
Hedged item	Interest expense	(279)	(132)	740
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	—	2	(1)
Hedged item	Foreign exchange revenue	—	(1)	1
Cash flow hedges of forecasted FX exposures
(Loss) reclassified from OCI into income	Staff expense	(3)	(5)	—
Gain reclassified from OCI into income	Investment and other revenue	—	2	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(4)	$(3)	$3
(a)    There was no amortization associated with the excluded component in the first quarter of 2023. Includes gains of less than $1 million in the fourth quarter of 2022 and first quarter of 2022 associated with the amortization of the excluded component.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q23	4Q22	1Q22		1Q23	4Q22	1Q22
FX contracts	$(111)	$(648)	$143	Net interest revenue	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2023	Dec. 31, 2022	March 31, 2023	Dec. 31, 2022
Available-for-sale securities (b)	$29,682	$31,370	$(1,979)	$(2,678)
Long-term debt	$23,790	$23,510	$(949)	$(1,232)
(a)    Includes $320 million and less than $1 million of basis adjustment increases on discontinued hedges associated with available-for-sale securities at March 31, 2023 and Dec. 31, 2022, respectively, and $61 million and $48 million of basis adjustment decreases on discontinued hedges associated with long-term debt at March 31, 2023 and Dec. 31, 2022, respectively.
(b)    Carrying amount represents the amortized cost.
80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2023	Dec. 31, 2022	March 31, 2023	Dec. 31, 2022	March 31, 2023	Dec. 31, 2022
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$54,443	$56,142	$148	$205	$—	$—
Foreign exchange contracts	10,544	10,096	29	114	313	220
Total derivatives designated as hedging instruments			$177	$319	$313	$220
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$177,775	$190,917	$1,285	$1,297	$1,622	$1,584
Foreign exchange contracts	868,433	880,948	5,821	9,433	5,915	9,456
Equity contracts	2,991	2,993	14	102	55	13
Credit contracts	220	200	—	—	6	4
Total derivatives not designated as hedging instruments			$7,120	$10,832	$7,598	$11,057
Total derivatives fair value (d)			$7,297	$11,151	$7,911	$11,277
Effect of master netting agreements (e)			(5,626)	(8,206)	(4,856)	(8,243)
Fair value after effect of master netting agreements			$1,671	$2,945	$3,055	$3,034
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,414 million and $644 million, respectively, at March 31, 2023, and $1,786 million and $1,823 million, respectively, at Dec. 31, 2022.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	1Q23	4Q22	1Q22
Foreign exchange revenue	$176	$190	$207
Other trading revenue	45	34	5

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a gain of $7 million in the first quarter of 2023, a loss of $13 million in the first quarter of 2022 and a gain of $11 million in the fourth quarter of 2022.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior
BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

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

	March 31, 2023	Dec. 31, 2022
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,343	$3,069
Collateral posted	$1,598	$3,484
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

Potential close-out exposures (fair value) (a)
	March 31, 2023	Dec. 31, 2022
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$18	$20
Baa2/BBB	$638	$545
Ba1/BB+	$921	$1,803
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2023 and Dec. 31, 2022, existing collateral arrangements would have required us to post additional collateral of $160 million and $214 million, respectively.
82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2023
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,084	$870		$214	$38	$—	$176
Foreign exchange contracts	5,447	4,743		704	104	—	600
Equity and other contracts	14	13		1	—	—	1
Total derivatives subject to netting arrangements	6,545	5,626		919	142	—	777
Total derivatives not subject to netting arrangements	752	—		752	—	—	752
Total derivatives	7,297	5,626		1,671	142	—	1,529
Reverse repurchase agreements	104,168	86,000	(b)	18,168	18,168	—	—
Securities borrowing	8,726	—		8,726	8,313	—	413
Total	$120,191	$91,626		$28,565	$26,623	$—	$1,942
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

Offsetting of derivative assets and financial assets at Dec. 31, 2022
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,208	$986		$222	$33	$—	$189
Foreign exchange contracts	8,920	7,215		1,705	314	—	1,391
Equity and other contracts	95	5		90	—	—	90
Total derivatives subject to netting arrangements	10,223	8,206		2,017	347	—	1,670
Total derivatives not subject to netting arrangements	928	—		928	—	—	928
Total derivatives	11,151	8,206		2,945	347	—	2,598
Reverse repurchase agreements	75,614	60,322	(b)	15,292	15,182	—	110
Securities borrowing	9,006	—		9,006	8,531	—	475
Total	$95,771	$68,528		$27,243	$24,060	$—	$3,183
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

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at March 31, 2023				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,283	$799		$484	$67	$—	$417
Foreign exchange contracts	5,827	4,044		1,783	73	—	1,710
Equity and other contracts	58	13		45	—	—	45
Total derivatives subject to netting arrangements	7,168	4,856		2,312	140	—	2,172
Total derivatives not subject to netting arrangements	743	—		743	—	—	743
Total derivatives	7,911	4,856		3,055	140	—	2,915
Repurchase agreements	109,882	86,000	(b)	23,882	23,864	17	1
Securities lending	2,658	—		2,658	2,611	—	47
Total	$120,451	$90,856		$29,595	$26,615	$17	$2,963
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

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2022				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,306	$798		$508	$67	$—	$441
Foreign exchange contracts	9,261	7,444		1,817	51	—	1,766
Equity and other contracts	15	1		14	—	—	14
Total derivatives subject to netting arrangements	10,582	8,243		2,339	118	—	2,221
Total derivatives not subject to netting arrangements	695	—		695	—	—	695
Total derivatives	11,277	8,243		3,034	118	—	2,916
Repurchase agreements	70,830	60,322	(b)	10,508	10,476	31	1
Securities lending	1,827	—		1,827	1,754	—	73
Total	$83,934	$68,565		$15,369	$12,348	$31	$2,990
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2023					Dec. 31, 2022
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$85,200	$3,296	$3,186	$745	$92,427	$62,401	$7	$827	$553	$63,788
Agency RMBS	1,712	518	9,500	—	11,730	1,460	493	—	—	1,953
Corporate bonds	98	121	1,017	434	1,670	99	88	782	306	1,275
Sovereign debt/sovereign guaranteed	1,477	—	—	—	1,477	1,008	—	—	—	1,008
State and political subdivisions	34	48	384	144	610	38	49	443	159	689
U.S. government agencies	78	—	55	—	133	161	—	—	—	161
Other debt securities	28	71	81	2	182	13	102	92	7	214
Equity securities	—	46	1,607	—	1,653	—	61	1,681	—	1,742
Total	$88,627	$4,100	$15,830	$1,325	$109,882	$65,180	$800	$3,825	$1,025	$70,830
Securities lending:
Agency RMBS	$122	$—	$—	$—	$122	$110	$—	$—	$—	$110
Other debt securities	47	—	—	—	47	66	—	—	—	66
Equity securities	2,489	—	—	—	2,489	1,651	—	—	—	1,651
Total	$2,658	$—	$—	$—	$2,658	$1,827	$—	$—	$—	$1,827
Total secured borrowings	$91,285	$4,100	$15,830	$1,325	$112,540	$67,007	$800	$3,825	$1,025	$72,657

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

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2023	Dec. 31, 2022
(in millions)
Lending commitments	$49,231	$49,750
Standby letters of credit (“SBLC”) (a)	1,965	1,918
Commercial letters of credit	9	19
Securities lending indemnifications (b)(c)	488,416	491,043
(a)Net of participations totaling $176 million at March 31, 2023 and $175 million at Dec. 31, 2022.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $64 billion at March 31, 2023 and $64 billion at Dec. 31, 2022.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $49 billion at March 31, 2023 and $43 billion at Dec. 31, 2022.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.0 billion in less than one year, $19.6 billion in one to five years and $571 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $172 million at March 31, 2023 and $144 million at Dec. 31, 2022. At March 31, 2023, $1.4 billion of the SBLCs will expire within one year, $559 million in one to five years and none over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2023	Dec. 31, 2022

Investment grade	76%	75%
Non-investment grade	24%	25%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $9 million at March 31, 2023 and $19 million at Dec. 31, 2022.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $83 million at March 31, 2023 and $78 million at Dec. 31, 2022.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated
86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

counterparties. Securities lending indemnifications were secured by collateral of $513 billion at March 31, 2023 and $515 billion at Dec. 31, 2022.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At both March 31, 2023 and Dec. 31, 2022, $64 billion of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $68 billion. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At March 31, 2023, we had $1.6 billion of unsettled repurchase agreements and $24.7 billion of unsettled reverse repurchase agreements. At Dec. 31, 2022, we had $4.0 billion of unsettled repurchase agreements and $11.3 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2023. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2023
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.3	$17.2	$18.5
Asset managers	1.5	7.8	9.3
Banks	6.0	1.4	7.4
Insurance	0.1	3.8	3.9
Government	—	0.2	0.2
Other	0.4	1.0	1.4
Total	$9.3	$31.4	$40.7

Commercial portfolio exposure (in billions)	March 31, 2023
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$4.0	$4.6
Services and other	0.9	3.2	4.1
Energy and utilities	0.2	3.7	3.9
Media and telecom	0.1	0.7	0.8
Total	$1.8	$11.6	$13.4

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these
BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2023 and Dec. 31, 2022, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2023 and Dec. 31, 2022, we did not record any material liabilities under these arrangements.

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

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
BNY Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Three actions commenced in December 2014, December 2015 and February 2017 are pending in New York federal court. In New York state court, seven actions are pending: one case commenced in May 2016; three related cases commenced in September 2021 (two cases) and October 2022; and three related cases commenced in October 2021, December 2021 and February 2022.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey and that matter has concluded. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. All the cases that have been brought in federal court against Pershing have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. DTVM and Ativos intend to file a further appeal. On
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated three proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020 TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. In August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined
90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

as a secondary party in connection with the prosecution of unrelated individual defendants. Trial commenced in September 2019. In March 2020, the court stated that it would refrain from taking action against the subsidiary in order to expedite the conclusion of the trial. The court convicted the unrelated individual defendants, and determined that the cum/ex trading activities of the relevant third-party investment funds were unlawful. In November and December 2020 and February 2023, we received secondary liability notices from the German tax authorities totaling approximately $150 million (at then-prevailing exchange rates) related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. We have appealed the notices. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

Off-Channel Business-Related Communications
The Company has been responding to a request for information from the SEC concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC Staff has stated that it is conducting similar inquiries into recordkeeping practices at other financial institutions. The Company is cooperating with the inquiry. In April 2023, the Company received a similar request from the Commodity Futures Trading Commission and is cooperating with that inquiry as well.

Note 19–Business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 24 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than GAAP which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the first quarter of 2023.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

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
BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

•Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.
•Severance expense is recorded in the segments based on the business or function the impacted employees reside, with severance related to corporate staff, technology and operations reflected in the Other segment.
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
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,450	$1,014	$782	(a)	$(11)	$3,235	(a)
Net interest revenue (expense)	666	453	45		(36)	1,128
Total revenue (loss)	2,116	1,467	827	(a)	(47)	4,363	(a)
Provision for credit losses	—	—	—		27	27
Noninterest expense	1,556	769	734		41	3,100
Income (loss) before income taxes	$560	$698	$93	(a)	$(115)	$1,236	(a)
Pre-tax operating margin (b)	26%	48%	11%		N/M	28%
Average assets	$196,560	$132,143	$28,232		$50,566	$407,501
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $— million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Dec. 31, 2022	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,516	$1,003	$773	(a)	$(430)	$2,862	(a)
Net interest revenue (expense)	656	396	52		(48)	1,056
Total revenue (loss)	2,172	1,399	825	(a)	(478)	3,918	(a)
Provision for credit losses	11	6	1		2	20
Noninterest expense	1,576	785	699		153	3,213
Income (loss) before income taxes	$585	$608	$125	(a)	$(633)	$685	(a)
Pre-tax operating margin (b)	27%	43%	15%		N/M	17%
Average assets	$206,810	$132,306	$28,488		$46,915	$414,519
(a)    Total fee and other revenue, total revenue and income before income taxes are net of loss attributable to noncontrolling interests related to consolidated investment management funds of $— million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

92 BNY Mellon

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
N/M – Not meaningful.
Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2023	2022
Change in assets of consolidated investment management funds	$227	$19
Change in liabilities of consolidated investment management funds	—	2
Change in nonredeemable noncontrolling interests of consolidated investment management funds	65	2
Securities purchased not settled	240	760
Securities sold not settled	(162)	156
Available-for-sale securities transferred to held-to-maturity securities	—	5,160
Premises and equipment/operating lease obligations	98	13
Excise tax on share repurchases	10	—

BNY Mellon 93

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

94 BNY Mellon

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in “Risk Factors” in our 2022 Annual Report, such as:
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
BNY Mellon 95

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
•changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data; and
•risks relating to FDIC special deposits insurance assessments or developments relating to the U.S. debt ceiling.

Investors should consider all risk factors discussed in our 2022 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other website referenced herein are not part of this report.
96 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the first quarter of 2023. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – first quarter of 2023			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2023
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
January 2023	4,342	$49.61	4,342	$4,785
February 2023	11,837	50.97	11,837	4,181
March 2023	8,969	48.75	8,969	3,744
First quarter of 2023 (a)	25,148	$49.94	25,148	$3,744	(b)
(a)    Includes 2.2 million shares repurchased at a purchase price of $112 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $49.80.
(b)    Represents the maximum value of the shares to be repurchased under the share repurchase plan announced in January 2023 and includes shares repurchased in connection with employee benefit plans.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This new share repurchase plan replaced all previously authorized share repurchase plans.

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
BNY Mellon 97

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
98 BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2023. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	2023 Form of Restricted Stock Unit Agreement.	Filed herewith.
10.2	2023 Form of Performance Share Unit Agreement.	Filed herewith.
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 99

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 5, 2023	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

100 BNY Mellon