Form 10-Q
period 2023-06-30
Bank of New York Mellon Corp
filed 2023-08-04
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023
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

As of June 30, 2023, 778,782,468 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2023 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2023 and subsequent events	4
Highlights of second quarter 2023 results	4
Fee and other revenue	6
Net interest revenue	9
Noninterest expense	12
Income taxes	12
Review of business segments	13
Critical accounting estimates	21
Consolidated balance sheet review	22
Liquidity and dividends	31
Capital	35
Trading activities and risk management	39
Asset/liability management	41
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	43
Recent accounting and regulatory developments	46
Website information	48

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	49
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,031	$905	$835	$1,936	$1,534
Basic earnings per share	$1.31	$1.13	$1.03	$2.43	$1.89
Diluted earnings per share	$1.30	$1.12	$1.03	$2.42	$1.88

Fee and other revenue	$3,354	$3,235	$3,430	$6,589	$6,658
Net interest revenue	1,100	1,128	824	2,228	1,522
Total revenue	$4,454	$4,363	$4,254	$8,817	$8,180

Return on common equity (annualized)	11.6%	10.3%	9.3%	10.9%	8.4%
Return on tangible common equity (annualized) – Non-GAAP (a)	22.6%	20.2%	19.2%	21.4%	17.2%

Fee revenue as a percentage of total revenue	73%	72%	78%	73%	79%

Non-U.S. revenue as a percentage of total revenue	37%	35%	36%	36%	35%

Pre-tax operating margin	30%	28%	26%	29%	25%

Net interest margin	1.20%	1.29%	0.89%	1.25%	0.82%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.20%	1.29%	0.89%	1.25%	0.83%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$46.9	$46.6	$43.0	$46.9	$43.0
Assets under management (“AUM”) at period end (in billions) (d)	$1,906	$1,908	$1,937	$1,906	$1,937

Average common shares and equivalents outstanding (in thousands):
Basic	787,718	803,340	810,903	795,512	810,233
Diluted	790,725	807,718	813,590	799,157	813,894

Selected average balances:
Interest-earning assets	$362,049	$348,378	$370,782	$355,251	$371,997
Total assets	$421,174	$407,501	$437,623	$414,375	$438,924
Interest-bearing deposits	$215,057	$204,114	$219,124	$209,616	$221,172
Noninterest-bearing deposits	$62,152	$69,886	$91,893	$65,997	$91,060
Long-term debt	$31,970	$30,246	$26,195	$31,112	$25,893
Preferred stock	$4,838	$4,838	$4,838	$4,838	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,769	$35,604	$36,199	$35,687	$36,778

Other information at period end:
Cash dividends per common share	$0.37	$0.37	$0.34	$0.74	$0.68
Common dividend payout ratio	29%	34%	33%	31%	36%
Common dividend yield (annualized)	3.3%	3.3%	3.3%	3.4%	3.3%
Closing stock price per common share	$44.52	$45.44	$41.71	$44.52	$41.71
Market capitalization	$34,671	$35,858	$33,706	$34,671	$33,706
Book value per common share	$46.35	$45.36	$44.73	$46.35	$44.73
Tangible book value per common share – Non-GAAP (a)	$24.17	$23.52	$22.02	$24.17	$22.02
Full-time employees	53,200	51,600	50,800	53,200	50,800
Common shares outstanding (in thousands)	778,782	789,134	808,103	778,782	808,103
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2023	March 31, 2023	Dec. 31, 2022
Average liquidity coverage ratio (“LCR”)	120%	118%	118%
Average net stable funding ratio (“NSFR”)	136%	132%	N/A	(e)

Regulatory capital ratios: (f)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.1%	11.0%	11.2%
Tier 1 capital ratio	14.0	13.9	14.1
Total capital ratio	14.8	14.7	14.9
Standardized Approach:
CET1 ratio	11.8%	11.4%	11.3%
Tier 1 capital ratio	15.0	14.4	14.4
Total capital ratio	16.0	15.4	15.3

Tier 1 leverage ratio	5.7%	5.8%	5.8%
Supplementary leverage ratio (“SLR”)	7.0	6.9	6.8

BNY Mellon shareholders’ equity to total assets ratio	9.5%	9.6%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.4	8.4	8.8
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.6 trillion at June 30, 2023 and $1.5 trillion at March 31, 2023 and June 30, 2022.
(d)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(e)    The reporting requirement for the average NSFR became effective in the second quarter of 2023, inclusive of reporting the average ratio for the first quarter of 2023. For additional information on our NSFR, see “Liquidity and dividends” beginning on page 31.
(f)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 35.
N/A – Not applicable.
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

Clearance and Collateral Management

Key second quarter 2023 and subsequent events

Increase in cash dividend on common stock

In July, our Board of Directors approved a 14% increase in the quarterly cash dividend on our common stock, from $0.37 to $0.42 per share.

Highlights of second quarter 2023 results

Net income applicable to common shareholders was $1.0 billion, or $1.30 per diluted common share, in the second quarter of 2023, compared with $835 million, or $1.03 per diluted common share, in the second quarter of 2022.

The highlights below are based on the second quarter of 2023 compared with the second quarter of 2022, unless otherwise noted.

•Total revenue of $4.5 billion increased 5%, primarily reflecting:
•Fee revenue decreased 2%, primarily reflecting lower foreign exchange revenue, the impact of the Alcentra divestiture and the mix of cumulative AUM net inflows, partially offset by the abatement of money market fee waivers.
4 BNY Mellon

(See “Fee and other revenue” beginning on page 6.)
•Net interest revenue increased 33%, primarily reflecting higher interest rates, partially offset by changes in balance sheet size and mix. (See “Net interest revenue” on page 9.)
•Provision for credit losses was $5 million, primarily reflecting changes in the macroeconomic forecast driving increased reserves related to commercial real estate, which were partially offset by a reduction in reserves related to financial institutions. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 29.)
•Noninterest expense was flat, or increased 1%, excluding notable items (Non-GAAP), related to litigation reserves and severance. The increase reflects higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and the impact of the Alcentra divestiture. (See “Noninterest expense” on page 12.)
•Effective tax rate of 20.2%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 11.6% for the second quarter of 2023.
•Return on tangible common equity (“ROTCE”) was 22.6% (Non-GAAP) for the second quarter of 2023.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of the Non-GAAP measure.

Metrics

•AUC/A of $46.9 trillion increased 9%, primarily reflecting higher market values, client inflows and net new business.
•AUM of $1.9 trillion decreased 2%, primarily reflecting lower market values driven by the year-over-year decrease in UK fixed income markets and the divestiture of Alcentra, partially offset by net inflows and the favorable impact of a weaker U.S. dollar.

Capital and liquidity

•Our CET1 ratio calculated under the Advanced Approaches was 11.1% at June 30, 2023 and 11.0% at March 31, 2023. The increase primarily reflects capital generated through earnings, partially offset by common stock repurchase activity, capital deployed through dividends and higher risk-weighted assets (“RWAs”). (See “Capital” beginning on page 35.)
•Tier 1 leverage was 5.7% at June 30, 2023 and 5.8% at March 31, 2023, as an increase in capital was more than offset by an increase in average assets. (See “Capital” beginning on page 35.)
•Returned $745 million to common shareholders, including $448 million of common share repurchases.

Highlights of our principal business segments

Securities Services
•Total revenue increased 12%.
•Income before income taxes increased 91% or increased 52% excluding notable items (Non-GAAP), primarily litigation reserves.
•Pre-tax operating margin of 29%.

Market and Wealth Services
•Total revenue increased 10%.
•Income before income taxes increased 8%.
•Pre-tax operating margin of 46%.

Investment and Wealth Management
•Total revenue decreased 10%.
•Income before income taxes decreased 38%.
•Pre-tax operating margin of 16%; adjusted pre-tax operating margin – Non-GAAP of 18%.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of the Non-GAAP measure. See “Review of business segments” and Note 19 of the Notes to Consolidated Financial Statements for additional information on our business segments.
BNY Mellon 5

Fee and other revenue

Fee and other revenue								YTD23
(dollars in millions, unless otherwise noted)				2Q23 vs.				vs.
	2Q23	1Q23	2Q22	1Q23	2Q22	YTD23	YTD22	YTD22
Investment services fees	$2,252	$2,119	$2,206	6%	2%	$4,371	$4,199	4%
Investment management and performance fees (a)	762	776	833	(2)	(9)	1,538	1,716	(10)
Foreign exchange revenue	158	176	222	(10)	(29)	334	429	(22)
Financing-related fees	50	52	44	(4)	14	102	89	15
Distribution and servicing fees	35	33	34	6	3	68	64	6
Total fee revenue	3,257	3,156	3,339	3	(2)	6,413	6,497	(1)
Investment and other revenue	97	79	91	N/M	N/M	176	161	N/M
Total fee and other revenue	$3,354	$3,235	$3,430	4%	(2)%	$6,589	$6,658	(1)%

Fee revenue as a percentage of total revenue	73%	72%	78%			73%	79%

AUC/A at period end (in trillions) (b)	$46.9	$46.6	$43.0	1%	9%	$46.9	$43.0	9%
AUM at period end (in billions) (c)	$1,906	$1,908	$1,937	—%	(2)%	$1,906	$1,937	(2)%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.6 trillion at June 30, 2023 and $1.5 trillion at March 31, 2023 and June 30, 2022.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue decreased 2% compared with the second quarter of 2022 and increased 3% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects lower investment management and performance fees and foreign exchange revenue, partially offset by higher investment services fees. The increase compared with the first quarter of 2023 primarily reflects higher investment services fees, partially offset by lower foreign exchange revenue and investment management and performance fees.

Investment and other revenue increased $6 million compared with the second quarter of 2022 and $18 million compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher fixed income trading and improved seed capital results, partially offset by strategic equity investment gains recorded in the second quarter of 2022. The increase compared with the first quarter of 2023 primarily reflects a strategic equity investment loss recorded in the first quarter of 2023 and higher other trading revenue, partially offset by higher losses on renewable energy investments.

Investment services fees

Investment services fees increased 2% compared with the second quarter of 2022 and 6% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects the abatement of money market fee waivers, higher U.S. government clearance volumes and U.S. collateral management balances and higher Depositary Receipts revenue. The increase compared with the first quarter of 2023 primarily reflects higher Depositary Receipts revenue and client activity.

AUC/A totaled $46.9 trillion at June 30, 2023, an increase of 9% compared with June 30, 2022, primarily reflecting higher market values, client inflows and net new business. AUC/A consisted of 34% equity securities and 66% fixed income securities at June 30, 2023, and 33% equity securities and 67% fixed income securities at June 30, 2022.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 9% compared with the second quarter of 2022 and 2% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects the impact of the Alcentra divestiture and the mix of cumulative net inflows, partially offset by the abatement of money market fee waivers. The decrease compared with the first quarter of 2023 primarily reflects the timing of performance fees. Performance fees were $10
6 BNY Mellon

million in the second quarter of 2023, $5 million in the second quarter of 2022 and $22 million in the first quarter of 2023. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 8% compared with the second quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of Non-GAAP measures.

AUM was $1.9 trillion at June 30, 2023, a decrease of 2% compared with June 30, 2022, primarily reflecting lower market values driven by the year-over-year decrease in UK fixed income markets and the divestiture of Alcentra, partially offset by net inflows and the favorable impact of a weaker U.S. dollar.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 29% compared with the second quarter of 2022 and 10% compared with the first quarter of 2023, primarily reflecting lower volumes and volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities
Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 14% compared with the second quarter of 2022 and decreased 4% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher loan commitment fees.

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

BNY Mellon 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	2Q23	1Q23	2Q22	YTD23	YTD22
Income (loss) from consolidated investment management funds	$10	$5	$(24)	$15	$(44)
Seed capital gains (losses) (a)	7	8	(24)	15	(32)
Other trading revenue	53	45	45	98	50
Renewable energy investments (losses)	(45)	(32)	(44)	(77)	(88)
Corporate/bank-owned life insurance	23	27	28	50	61
Other investments gains (losses) (b)	10	(9)	78	1	139
Disposal (losses)	(1)	(1)	—	(2)	—
Expense reimbursements from joint venture	31	29	26	60	53
Other income	9	8	6	17	18
Net securities (losses) gains	—	(1)	—	(1)	4
Total investment and other revenue	$97	$79	$91	$176	$161
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the second quarter of 2022 primarily reflects higher fixed income trading and improved seed capital results, partially offset by strategic equity investment gains recorded in the second quarter of 2022. The increase compared with the first quarter of 2023 primarily reflects a strategic equity investment loss recorded in the first quarter of 2023 and higher other trading revenue, partially offset by higher losses on renewable energy investments.

Year-to-date 2023 compared with year-to-date 2022

Fee revenue decreased 1% compared with the first six months of 2022, primarily reflecting lower investment management and performance fees and foreign exchange revenue, partially offset by higher investment services fees. The 10% decrease in investment management and performance fees primarily reflects the impact of the Alcentra divestiture, the mix of cumulative net inflows, lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by the abatement of money market fee waivers. The 4% increase in investment services fees primarily reflects the abatement of money market fee waivers, the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, higher U.S. government clearance volumes and U.S. collateral management balances and higher fees on sweep balances, partially offset by lower market values and client activity. The 22% decrease in foreign exchange revenue primarily reflects lower volumes.

Investment and other revenue increased $15 million compared with the first six months of 2022, primarily reflecting higher other trading revenue and improved seed capital results, partially offset by strategic equity investment gains recorded in the first six months of 2022.
8 BNY Mellon

Net interest revenue

Net interest revenue									YTD23
				2Q23 vs.					vs.
(dollars in millions)	2Q23	1Q23	2Q22	1Q23	2Q22		YTD23	YTD22	YTD22
Net interest revenue	$1,100	$1,128	$824	(2)%	33%		$2,228	$1,522	46%
Add: Tax equivalent adjustment	1	—	3	N/M	N/M		1	6	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$1,101	$1,128	$827	(2)%	33%		$2,229	$1,528	46%

Average interest-earning assets	$362,049	$348,378	$370,782	4%	(2)%		$355,251	$371,997	(5)%

Net interest margin	1.20%	1.29%	0.89%	(9) bps	31	bps	1.25%	0.82%	43	bps
Net interest margin (FTE) – Non-GAAP (a)	1.20%	1.29%	0.89%	(9) bps	31	bps	1.25%	0.83%	42	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 33% compared with the second quarter of 2022 and decreased 2% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher interest rates, partially offset by changes in balance sheet size and mix. The decrease compared with the first quarter of 2023 primarily reflects a change in deposit mix, partially offset by higher interest rates.

Net interest margin increased 31 basis points compared with the second quarter of 2022 and decreased 9 basis points compared with the first quarter of 2023. The changes compared with the second quarter of 2022 and the first quarter of 2023 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 2% compared with the second quarter of 2022 and increased 4% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects lower securities and loan balances and interest-bearing deposits with banks. The decrease was partially offset by higher interest-bearing deposits with the Federal Reserve and other central banks. The increase compared with the first quarter of 2023 primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements, partially offset by lower securities balances and interest-bearing deposits with banks.
Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2023. Approximately 45% of the average non-U.S. dollar deposits in the second quarter of 2023 were euro-denominated.

Year-to-date 2023 compared with year-to-date 2022

Net interest revenue increased 46% compared with the first six months of 2022, primarily driven by higher interest rates, partially offset by lower deposit volume. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets decreased 5% compared with the first six months of 2022, primarily reflecting lower securities and loan balances and interest-bearing deposits with banks. The decrease was partially offset by larger interest-bearing deposits with the Federal Reserve and other central banks.
BNY Mellon 9

Average balances and interest rates	Quarter ended
	June 30, 2023			March 31, 2023			June 30, 2022
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$114,578	$1,241	4.29%	$94,899	$853	3.59%	$102,844	$99	0.38%
Interest-bearing deposits with banks	13,919	128	3.68	16,225	140	3.51	18,097	33	0.74
Federal funds sold and securities purchased under resale agreements (a)	26,989	1,776	26.38	24,631	991	16.32	24,212	116	1.91
Loans	63,459	957	6.05	63,261	866	5.54	69,036	370	2.15
Securities:
U.S. government obligations	34,147	247	2.90	38,852	279	2.89	41,267	110	1.07
U.S. government agency obligations	61,565	428	2.78	62,280	405	2.60	64,939	258	1.59
State and political subdivisions (b)	13	—	4.45	23	—	7.07	2,065	11	2.13
Other securities (b)	40,976	367	3.59	42,429	338	3.21	43,635	142	1.31
Total investment securities (b)	136,701	1,042	3.05	143,584	1,022	2.86	151,906	521	1.37
Trading securities (b)	6,403	81	5.02	5,778	70	4.97	4,687	23	1.91
Total securities (b)	143,104	1,123	3.14	149,362	1,092	2.94	156,593	544	1.39
Total interest-earning assets (b)	$362,049	$5,225	5.77%	$348,378	$3,942	4.56%	$370,782	$1,162	1.25%
Noninterest-earning assets	59,125			59,123			66,841
Total assets	$421,174			$407,501			$437,623

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$215,057	$1,739	3.24%	$204,114	$1,366	2.71%	$219,124	$90	0.16%
Federal funds purchased and securities sold under repurchase agreements (a)	26,282	1,729	26.39	18,316	892	19.75	12,610	77	2.47
Trading liabilities	3,893	43	4.46	3,025	30	4.05	3,231	10	1.25
Other borrowed funds	2,702	32	4.60	711	3	1.75	437	2	2.14
Commercial paper	5	—	5.11	—	—	—	5	—	1.61
Payables to customers and broker-dealers	14,801	143	3.85	16,954	128	3.08	16,592	9	0.21
Long-term debt	31,970	438	5.45	30,246	395	5.22	26,195	147	2.22
Total interest-bearing liabilities	$294,710	$4,124	5.61%	$273,366	$2,814	4.17%	$278,194	$335	0.48%
Total noninterest-bearing deposits	62,152			69,886			91,893
Other noninterest-bearing liabilities	23,625			23,789			26,354
Total liabilities	380,487			367,041			396,441
Total The Bank of New York Mellon Corporation shareholders’ equity	40,607			40,442			41,037
Noncontrolling interests	80			18			145
Total liabilities and equity	$421,174			$407,501			$437,623
Net interest revenue (FTE) – Non-GAAP (b)(c)		$1,101			$1,128			$827
Net interest margin (FTE) – Non-GAAP (b)(c)			1.20%			1.29%			0.89%
Less: Tax equivalent adjustment		1			—			3
Net interest revenue – GAAP		$1,100			$1,128			$824
Net interest margin – GAAP			1.20%			1.29%			0.89%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $113 billion for the second quarter of 2023, $62 billion for the first quarter of 2023 and $33 billion for the second quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.10% for the second quarter of 2023, 4.62% for the first quarter of 2023 and 0.80% for the second quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.99% for the second quarter of 2023, 4.49% for the first quarter of 2023 and 0.68% for the second quarter of 2022. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY Mellon

Average balances and interest rates	Year-to-date
	June 30, 2023			June 30, 2022
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$104,793	$2,094	3.97%	$101,600	$101	0.20%
Interest-bearing deposits with banks	15,065	268	3.59	17,641	47	0.54
Federal funds sold and securities purchased under resale agreements (a)	25,817	2,767	21.61	25,602	153	1.20
Loans	63,361	1,823	5.79	67,929	630	1.87
Securities:
U.S. government obligations	36,487	526	2.89	41,069	184	0.90
U.S. government agency obligations	61,920	833	2.69	65,991	503	1.52
State and political subdivisions (b)	18	—	6.15	2,200	24	2.15
Other securities (b)	41,699	705	3.40	44,583	257	1.16
Total investment securities (b)	140,124	2,064	2.95	153,843	968	1.26
Trading securities (b)	6,091	151	4.99	5,382	44	1.64
Total securities (b)	146,215	2,215	3.04	159,225	1,012	1.27
Total interest-earning assets (b)	$355,251	$9,167	5.18%	$371,997	$1,943	1.05%
Noninterest-earning assets	59,124			66,927
Total assets	$414,375			$438,924

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$209,616	$3,105	2.99%	$221,172	$53	0.05%
Federal funds purchased and securities sold under repurchase agreements (a)	22,321	2,621	23.68	12,736	89	1.41
Trading liabilities	3,461	73	4.28	3,301	14	0.88
Other borrowed funds	1,711	35	4.01	448	5	2.25
Commercial paper	3	—	5.11	5	—	0.89
Payables to customers and broker-dealers	15,872	271	3.44	16,626	9	0.11
Long-term debt	31,112	833	5.34	25,893	245	1.88
Total interest-bearing liabilities	$284,096	$6,938	4.92%	$280,181	$415	0.30%
Total noninterest-bearing deposits	65,997			91,060
Other noninterest-bearing liabilities	23,707			25,888
Total liabilities	373,800			397,129
Total The Bank of New York Mellon Corporation shareholders’ equity	40,525			41,616
Noncontrolling interests	50			179
Total liabilities and equity	$414,375			$438,924
Net interest revenue (FTE) – Non-GAAP (b)(c)		$2,229			$1,528
Net interest margin (FTE) – Non-GAAP (b)(c)			1.25%			0.83%
Less: Tax equivalent adjustment		1			6
Net interest revenue – GAAP		$2,228			$1,522
Net interest margin – GAAP			1.25%			0.82%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $88 billion for the first six months of 2023 and $43 billion for the first six months of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.92% for the first six months of 2023 and 0.45% for the first six months of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.81% for the first six months of 2023 and 0.32% for the first six months of 2022. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.

BNY Mellon 11

Noninterest expense

Noninterest expense								YTD23
				2Q23 vs.				vs.
(dollars in millions)	2Q23	1Q23	2Q22	1Q23	2Q22	YTD23	YTD22	YTD22
Staff	$1,718	$1,791	$1,623	(4)%	6%	$3,509	$3,325	6%
Software and equipment	450	429	405	5	11	879	804	9
Professional, legal and other purchased services	378	375	379	1	—	753	749	1
Net occupancy	121	119	125	2	(3)	240	247	(3)
Sub-custodian and clearing	119	118	131	1	(9)	237	249	(5)
Distribution and servicing	93	85	90	9	3	178	169	5
Business development	47	39	43	21	9	86	73	18
Bank assessment charges	41	40	37	3	11	81	72	13
Amortization of intangible assets	14	14	17	—	(18)	28	34	(18)
Other	130	90	262	44	(50)	220	396	(44)
Total noninterest expense	$3,111	$3,100	$3,112	—%	—%	$6,211	$6,118	2%

Full-time employees at period end	53,200	51,600	50,800	3%	5%	53,200	50,800	5%

Total noninterest expense was flat, or increased 1% excluding notable items (Non-GAAP) related to litigation reserves and severance, compared with the second quarter of 2022. The increase reflects higher investments and revenue-related expense, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and the impact of the Alcentra divestiture. The investments, net of savings, are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Total noninterest expense was flat compared with the first quarter of 2023, primarily reflecting higher investments and litigation reserves as well as inflation, offset by lower staff expense driven by the annual vesting of stock-based awards to retirement-eligible employees recorded in the first quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.

Year-to-date 2023 compared with year-to-date 2022

Noninterest expense increased 2% compared with the first six months of 2022, primarily reflecting higher revenue-related expense and higher investments, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings, the impact of the Alcentra divestiture and the favorable impact of a stronger U.S. dollar.

Income taxes

BNY Mellon recorded an income tax provision of $270 million (20.2% effective tax rate) in the second quarter of 2023, $231 million (21.1% effective tax rate) in the second quarter of 2022 and $260 million (21.0% effective tax rate) in the first quarter of 2023. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.
12 BNY Mellon

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the second quarter of 2023.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At June 30, 2023, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY Mellon 13

Securities Services business segment

										YTD23
(dollars in millions, unless otherwise noted)						2Q23 vs.				vs.
	2Q23	1Q23	4Q22	3Q22	2Q22	1Q23	2Q22	YTD23	YTD22	YTD22
Revenue:
Investment services fees:
Asset Servicing	$991	$948	$971	$953	$995	5%	—%	$1,939	$1,994	(3)%
Issuer Services	319	236	271	288	309	35	3	555	450	23
Total investment services fees	1,310	1,184	1,242	1,241	1,304	11	—	2,494	2,444	2
Foreign exchange revenue	124	139	149	132	155	(11)	(20)	263	303	(13)
Other fees (a)	54	55	55	52	54	(2)	—	109	95	15
Total fee revenue	1,488	1,378	1,446	1,425	1,513	8	(2)	2,866	2,842	1
Investment and other revenue	84	72	70	111	36	N/M	N/M	156	110	N/M
Total fee and other revenue	1,572	1,450	1,516	1,536	1,549	8	1	3,022	2,952	2
Net interest revenue	668	666	656	538	457	—	46	1,334	834	60
Total revenue	2,240	2,116	2,172	2,074	2,006	6	12	4,356	3,786	15
Provision for credit losses	16	—	11	(6)	13	N/M	N/M	16	3	N/M
Noninterest expense (excluding amortization of intangible assets)	1,575	1,548	1,568	1,549	1,647	2	(4)	3,123	3,149	(1)
Amortization of intangible assets	7	8	8	8	9	(13)	(22)	15	17	(12)
Total noninterest expense	1,582	1,556	1,576	1,557	1,656	2	(4)	3,138	3,166	(1)
Income before income taxes	$642	$560	$585	$523	$337	15%	91%	$1,202	$617	95%

Pre-tax operating margin	29%	26%	27%	25%	17%			28%	16%

Securities lending revenue (b)	$47	$48	$50	$48	$45	(2)%	4%	$95	$84	13%

Total revenue by line of business:
Asset Servicing	$1,706	$1,664	$1,681	$1,596	$1,534	3%	11%	$3,370	$3,046	11%
Issuer Services	534	452	491	478	472	18	13	986	740	33
Total revenue by line of business	$2,240	$2,116	$2,172	$2,074	$2,006	6%	12%	$4,356	$3,786	15%

Selected average balances:
Average loans	$11,283	$10,939	$11,850	$11,573	$11,386	3%	(1)%	$11,112	$10,772	3%
Average deposits	$172,863	$167,209	$176,541	$176,328	$191,191	3%	(10)%	$170,051	$191,671	(11)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$33.2	$32.6	$31.4	$30.0	$31.0	2%	7%
Market value of securities on loan at period end (in billions) (d)	$415	$441	$449	$435	$441	(6)%	(6)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.6 trillion at June 30, 2023, $1.5 trillion at March 31, 2023 and Dec. 31, 2022, $1.4 trillion at Sept. 30, 2022 and $1.5 trillion at June 30, 2022.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $66 billion at June 30, 2023, $69 billion at March 31, 2023, $68 billion at Dec. 31, 2022, $75 billion at Sept. 30, 2022 and $70 billion at June 30, 2022.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $33.2 trillion of AUC/A at June 30, 2023. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund
14 BNY Mellon

accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $4.5 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $33.2 trillion increased 7% compared with June 30, 2022, primarily reflecting higher market values and net new business.

Total revenue of $2.2 billion increased 12% compared with the second quarter of 2022 and 6% compared with the first quarter of 2023. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.7 billion increased 11% compared with the second quarter of 2022 and 3% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue, partially offset by lower foreign exchange revenue. The increase compared with the first quarter of 2023 primarily reflects higher client activity, partially offset by lower foreign exchange revenue.
Issuer Services revenue of $534 million increased 13% compared with the second quarter of 2022 and 18% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue and Depositary Receipts revenue. The increase compared with the first quarter of 2023 primarily reflects higher Depositary Receipts revenue, partially offset by lower net interest revenue.

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

Noninterest expense of $1.6 billion decreased 4% compared with the second quarter of 2022 and increased 2% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects lower litigation reserves and the favorable impact of efficiency savings, partially offset by higher investments and the impact of inflation.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $4.4 billion increased 15% compared with the first six months of 2022. Asset Servicing revenue of $3.4 billion increased 11%, primarily reflecting higher net interest revenue, net new business and the abatement of money market fee waivers, partially offset by lower foreign exchange revenue, market values and client activity. Issuer Services revenue of $1.0 billion increased 33%, primarily reflecting higher net interest revenue, the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022 and the abatement of money market fee waivers.

Noninterest expense of $3.1 billion decreased 1% compared with the first six months of 2022, primarily reflecting the favorable impact of efficiency savings and lower litigation reserves, partially offset by higher investments as well as the impact of inflation.
BNY Mellon 15

Market and Wealth Services business segment

										YTD23
(dollars in millions, unless otherwise noted)						2Q23 vs.				vs.
	2Q23	1Q23	4Q22	3Q22	2Q22	1Q23	2Q22	YTD23	YTD22	YTD22
Revenue:
Investment services fees:
Pershing	$496	$499	$502	$494	$479	(1)%	4%	$995	$912	9%
Treasury Services	172	168	170	173	176	2	(2)	340	346	(2)
Clearance and Collateral Management	265	260	249	239	240	2	10	525	483	9
Total investment services fees	933	927	921	906	895	1	4	1,860	1,741	7
Foreign exchange revenue	21	18	20	20	22	17	(5)	39	48	(19)
Other fees (a)	55	54	47	49	46	2	20	109	80	36
Total fee revenue	1,009	999	988	975	963	1	5	2,008	1,869	7
Investment and other revenue	16	15	15	14	11	N/M	N/M	31	11	N/M
Total fee and other revenue	1,025	1,014	1,003	989	974	1	5	2,039	1,880	8
Net interest revenue	420	453	396	378	340	(7)	24	873	636	37
Total revenue	1,445	1,467	1,399	1,367	1,314	(1)	10	2,912	2,516	16
Provision for credit losses	7	—	6	(1)	4	N/M	N/M	7	2	N/M
Noninterest expense (excluding amortization of intangible assets)	779	768	783	735	700	1	11	1,547	1,406	10
Amortization of intangible assets	2	1	2	2	2	100	—	3	4	(25)
Total noninterest expense	781	769	785	737	702	2	11	1,550	1,410	10
Income before income taxes	$657	$698	$608	$631	$608	(6)%	8%	$1,355	$1,104	23%

Pre-tax operating margin	46%	48%	43%	46%	46%			47%	44%

Total revenue by line of business:
Pershing	$686	$693	$673	$658	$636	(1)%	8%	$1,379	$1,206	14%
Treasury Services	402	412	382	390	373	(2)	8	814	711	14
Clearance and Collateral Management	357	362	344	319	305	(1)	17	719	599	20
Total revenue by line of business	$1,445	$1,467	$1,399	$1,367	$1,314	(1)%	10%	$2,912	$2,516	16%

Selected average balances:
Average loans	$36,432	$36,854	$39,843	$40,882	$42,391	(1)%	(14)%	$36,642	$42,253	(13)%
Average deposits	$85,407	$86,040	$86,083	$90,612	$94,716	(1)%	(10)%	$85,721	$95,207	(10)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$13.4	$13.7	$12.7	$12.0	$11.8	(2)%	14%

Pershing:
AUC/A at period end (in trillions)	$2.4	$2.4	$2.3	$2.1	$2.2	—%	9%
Net new assets (U.S. platform) (in billions) (c)	$(34)	$37	$42	$45	$16	N/M	N/M
Average active clearing accounts (in thousands)	7,946	7,849	7,603	7,466	7,432	1%	7%

Treasury Services:
Average daily U.S. dollar payment volumes	233,931	236,322	246,189	234,468	237,763	(1)%	(2)%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$6,044	$5,626	$5,451	$5,457	$5,207	7%	16%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represents net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

16 BNY Mellon

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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $6.0 trillion serviced globally, including approximately $5.0 trillion of the U.S. tri-party repo market at June 30, 2023.

Review of financial results

AUC/A of $13.4 trillion increased 14% compared with June 30, 2022, primarily reflecting net client inflows and higher market values.

Total revenue of $1.4 billion increased 10% compared with the second quarter of 2022 and decreased 1% compared with the first quarter of 2023. The drivers of total revenue by line of business are indicated below.
Pershing revenue of $686 million increased 8% compared with the second quarter of 2022 and decreased 1% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects the abatement of money market fee waivers, higher net interest revenue and higher fees on sweep balances, partially offset by lower client activity. The decrease compared with the first quarter of 2023 primarily reflects lower net interest revenue. Net new assets were $(34) billion in the second quarter of 2023, reflecting the deconversion of a regional bank client that was acquired in May.

Treasury Services revenue of $402 million increased 8% compared with the second quarter of 2022 and decreased 2% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue. The decrease compared with the first quarter of 2023 primarily reflects lower net interest revenue.

Clearance and Collateral Management revenue of $357 million increased 17% compared with the second quarter of 2022 and decreased 1% compared with the first quarter of 2023. The increase compared with the second quarter of 2022 primarily reflects higher net interest revenue, U.S. government clearance volumes and U.S. collateral management balances. The decrease compared with the first quarter of 2023 primarily reflects lower net interest revenue.

Noninterest expense of $781 million increased 11% compared with the second quarter of 2022. The increase compared with the second quarter of 2022 primarily reflects higher investments and revenue-related expense, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $2.9 billion increased 16% compared with the first six months of 2022. Pershing revenue of $1.4 billion increased 14%, primarily reflecting the abatement of money market fee waivers, higher net interest revenue and higher fees on sweep balances, partially offset by lower client activity. Treasury Services revenue of $0.8 billion increased 14%, primarily reflecting higher net interest revenue. Clearance and Collateral Management revenue of $719 million increased 20%, primarily
BNY Mellon 17

reflecting higher net interest revenue, U.S. government clearance volumes and U.S. collateral management balances.

Noninterest expense of $1.6 billion increased 10% compared with the first six months of 2022, primarily reflecting higher investments and revenue-related expense, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings.

Investment and Wealth Management business segment

											YTD23
							2Q23 vs.				vs.
(dollars in millions)	2Q23	1Q23	4Q22	3Q22		2Q22	1Q23	2Q22	YTD23	YTD22	YTD22
Revenue:
Investment management fees	$750	$752	$754	$788		$825	—%	(9)%	$1,502	$1,673	(10)%
Performance fees	10	22	26	10		5	N/M	100	32	39	(18)
Investment management and performance fees (a)	760	774	780	798		830	(2)	(8)	1,534	1,712	(10)
Distribution and servicing fees	58	55	54	55		51	5	14	113	83	36
Other fees (b)	(56)	(53)	(58)	(45)		(31)	N/M	N/M	(109)	(30)	N/M
Total fee revenue	762	776	776	808		850	(2)	(10)	1,538	1,765	(13)
Investment and other revenue (c)	12	6	(3)	(3)		(13)	N/M	N/M	18	(21)	N/M
Total fee and other revenue (c)	774	782	773	805		837	(1)	(8)	1,556	1,744	(11)
Net interest revenue	39	45	52	57		62	(13)	(37)	84	119	(29)
Total revenue	813	827	825	862		899	(2)	(10)	1,640	1,863	(12)
Provision for credit losses	7	—	1	3		—	N/M	N/M	7	(3)	N/M
Noninterest expense (excluding goodwill impairment and amortization of intangible assets)	672	729	693	669		685	(8)	(2)	1,401	1,433	(2)
Goodwill impairment	—	—	—	680		—	N/M	N/M	—	—	N/M
Amortization of intangible assets	5	5	6	7		6	—	(17)	10	13	(23)
Total noninterest expense	677	734	699	1,356		691	(8)	(2)	1,411	1,446	(2)
Income (loss) before income taxes	$129	$93	$125	$(497)		$208	39%	(38)%	$222	$420	(47)%

Pre-tax operating margin	16%	11%	15%	(57)%		23%			14%	23%
Adjusted pre-tax operating margin – Non-GAAP (d)	18%	13%	17%	(64)%	(e)	26%			15%	25%

Total revenue by line of business:
Investment Management	$546	$557	$550	$579		$603	(2)%	(9)%	$1,103	$1,261	(13)%
Wealth Management	267	270	275	283		296	(1)	(10)	537	602	(11)
Total revenue by line of business	$813	$827	$825	$862		$899	(2)%	(10)%	$1,640	$1,863	(12)%

Average balances:
Average loans	$13,995	$13,960	$14,404	$14,482		$14,087	—%	(1)%	$13,977	$13,660	2%
Average deposits	$15,410	$16,144	$16,416	$17,225		$20,802	(5)%	(26)%	$15,775	$21,647	(27)%
(a)    On a constant currency basis, investment management and performance fees decreased 8% (Non-GAAP) compared with the second quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.
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
N/M – Not meaningful.
18 BNY Mellon

AUM trends						2Q23 vs.
(dollars in billions)	2Q23	1Q23	4Q22	3Q22	2Q22	1Q23	2Q22
AUM by product type: (a)
Equity	$145	$142	$135	$125	$139	2%	4%
Fixed income	203	207	198	205	226	(2)	(10)
Index	440	408	395	366	387	8	14
Liability-driven investments	579	604	570	546	641	(4)	(10)
Multi-asset and alternative investments	162	161	153	181	188	1	(14)
Cash	377	386	385	353	356	(2)	6
Total AUM	$1,906	$1,908	$1,836	$1,776	$1,937	—%	(2)%

Changes in AUM: (a)
Beginning balance of AUM	$1,908	$1,836	$1,776	$1,937	$2,266
Net inflows (outflows):
Long-term strategies:
Equity	(3)	(4)	(5)	(5)	(4)
Fixed income	(4)	4	(12)	(3)	(1)
Liability-driven investments	(3)	10	19	30	12
Multi-asset and alternative investments	(1)	(3)	(4)	2	(5)
Total long-term active strategies (outflows) inflows	(11)	7	(2)	24	2
Index	2	(2)	(4)	(1)	12
Total long-term strategies (outflows) inflows	(9)	5	(6)	23	14
Short-term strategies:
Cash	(9)	—	27	(2)	(26)
Total net (outflows) inflows	(18)	5	21	21	(12)
Net market impact	(3)	52	18	(118)	(241)
Net currency impact	19	15	53	(64)	(76)
Divestiture	—	—	(32)	—	—
Ending balance of AUM	$1,906	$1,908	$1,836	$1,776	$1,937	—%	(2)%

Wealth Management client assets (b)	$286	$279	$269	$256	$264	3%	8%
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

Review of financial results

AUM decreased 2% compared with June 30, 2022, primarily reflecting lower market values driven by the year-over-year decrease in UK fixed income markets and the divestiture of Alcentra, partially offset by net inflows and the favorable impact of a weaker U.S. dollar.

Net long-term strategy outflows were $9 billion in the second quarter of 2023, driven by fixed income, equity and liability-driven investments. Short-term strategy outflows were $9 billion in the second quarter of 2023. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $813 million decreased 10% compared with the second quarter of 2022 and 2% compared with the first quarter of 2023. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $546 million decreased 9% compared with the second quarter of 2022 and 2% compared with the first quarter of 2023.
BNY Mellon 19

The decrease compared with the second quarter of 2022 primarily reflects the impact of the Alcentra divestiture and the mix of cumulative net inflows, partially offset by improved seed capital results and the abatement of money market fee waivers. The decrease compared with the first quarter of 2023 primarily reflects the timing of performance fees.

Wealth Management revenue of $267 million decreased 10% compared with the second quarter of 2022 and 1% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects lower net interest revenue and changes in product mix.

Revenue generated in the Investment and Wealth Management business segment included 30% from non-U.S. sources in the second quarter of 2023, compared with 35% in the second quarter of 2022 and 31% in the first quarter of 2023.

Noninterest expense of $677 million decreased 2% compared with the second quarter of 2022 and 8% compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects the impact of the Alcentra divestiture, partially offset by higher revenue-related expenses. The decrease compared with the first quarter of 2023 primarily reflects lower staff expense driven by the annual vesting of stock-based awards to retirement-eligible employees recorded in the first quarter of 2023.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $1.6 billion decreased 12% compared with the first six months of 2022. Investment Management revenue of $1.1 billion decreased 13%, primarily reflecting the impact of the Alcentra divestiture, the mix of cumulative net inflows, lower market values and the unfavorable impact of a stronger U.S. dollar, partially offset by the abatement of money market fee waivers and improved seed capital results. Wealth Management revenue of $537 million decreased 11%, primarily reflecting lower net interest revenue and market values, and changes in product mix.

Noninterest expense of $1.4 billion decreased 2% compared with the first six months of 2022, primarily reflecting the impact of the Alcentra divestiture and the favorable impact of a stronger U.S. dollar, partially offset by higher revenue-related expense.

Other segment

(in millions)	2Q23	1Q23	4Q22	3Q22	2Q22	YTD23	YTD22
Fee revenue	$(2)	$3	$12	$28	$13	$1	$21
Investment and other revenue	(16)	(14)	(442)	(5)	62	(30)	74
Total fee and other revenue	(18)	(11)	(430)	23	75	(29)	95
Net interest expense	(27)	(36)	(48)	(47)	(35)	(63)	(67)
Total revenue	(45)	(47)	(478)	(24)	40	(92)	28
Provision for credit losses	(25)	27	2	(26)	30	2	47
Noninterest expense	71	41	153	29	63	112	96
(Loss) before income taxes	$(91)	$(115)	$(633)	$(27)	$(53)	$(206)	$(115)

Average loans and leases	$1,749	$1,508	$1,267	$1,145	$1,172	$1,630	$1,244

See page 21 of our 2022 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $85 million compared with the second quarter of 2022 and increased $2 million compared with the first quarter of 2023. The decrease compared with the second quarter of 2022 primarily reflects a strategic equity investment gain recorded in the second quarter of 2022.

The provision for credit losses was a benefit of $25 million in the second quarter of 2023, primarily
20 BNY Mellon

reflecting a reduction in reserves related to financial institutions.

Noninterest expense increased $8 million compared with the second quarter of 2022 and $30 million compared with the first quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher litigation reserves and severance expense.

Year-to-date 2023 compared with year-to-date 2022

Loss before income taxes increased $91 million compared with the first six months of 2022. Total fee and other revenue decreased $124 million, primarily reflecting strategic equity investment gains recorded in the first six months of 2022.

Noninterest expense increased $16 million compared with the first six months of 2022, primarily reflecting higher staff expense.

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

In the second quarter of 2023, due to the results of the first quarter 2023 interim and annual impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 3%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of June 30, 2023. The discount rate applied to these cash flows was 10.5%.

As of June 30, 2023, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

In the second quarter of 2023, we also performed our annual goodwill impairment test on the remaining five reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2023. The discount rate applied to these cash flows was 10%.

As a result of the annual goodwill impairment test, no goodwill impairment was recognized. The fair values of the Company’s remaining five reporting units were substantially in excess of the respective reporting units’ carrying value.

Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment. See “Critical accounting estimates” in our 2022 Annual Report for additional information on the annual goodwill impairment test.
BNY Mellon 21

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

At June 30, 2023, total assets were $430 billion, compared with $406 billion at Dec. 31, 2022. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements, partially offset by lower securities and interest-bearing deposits with banks. Deposits totaled $292 billion at June 30, 2023, compared with $279 billion at Dec. 31, 2022. The increase reflects higher interest-bearing deposits in U.S. offices and interest-bearing deposits in non-U.S. offices, partially offset by lower noninterest-bearing (principally in U.S. offices). Total interest-bearing deposits as a percentage of total interest-earning assets was 61% at June 30, 2023 and 58% at Dec. 31, 2022.

At June 30, 2023, available funds totaled $172 billion and included cash and due from banks, interest-
bearing deposits with the Federal Reserve and other
central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $138 billion at Dec. 31, 2022. Total available funds as a percentage of total assets was 40% at June 30, 2023 and 34% at Dec. 31, 2022. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $134 billion, or 31% of total assets, at June 30, 2023, compared with $143 billion, or 35% of total assets, at Dec. 31, 2022. The decrease primarily reflects lower U.S. Treasury securities, partially offset by higher U.S. government agencies, unrealized pre-tax gains in the first six months of 2023, and higher supranational securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $64 billion, or 15% of total assets, at June 30, 2023, compared with $66 billion, or 16% of total assets, at Dec. 31, 2022. The decrease was driven by lower overdrafts and margin loans, partially offset by higher loans to financial institutions and other residential mortgages. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $32 billion at June 30, 2023 and $30 billion at Dec. 31, 2022. Issuances and an increase in the fair value of hedged long-term debt were partially offset by maturities. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $41 billion at June 30, 2023 and Dec. 31, 2022. For additional information, see “Capital.”
22 BNY Mellon

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of June 30, 2023, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

Country risk exposure at June 30, 2023	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$19.2	$0.4		$0.7	$3.9	$0.5	$24.7
United Kingdom (“UK”)	12.1	0.5		1.4	3.4	2.1	19.5
Belgium	8.6	1.1		0.1	0.2	—	10.0
Canada	—	2.1		0.1	4.0	1.5	7.7
Japan	5.6	0.8		0.1	0.5	0.2	7.2
South Korea	0.1	—		2.2	0.2	0.4	2.9
France	—	0.1		0.1	2.2	0.3	2.7
Australia	—	1.0		0.2	0.8	0.6	2.6
Cayman Islands	—	—		1.1	—	1.3	2.4
Luxembourg	0.1	0.1		1.0	—	1.0	2.2
Total Top 10 country exposure	$45.7	$6.1		$7.0	$15.2	$7.9	$81.9	(d)

Select country exposure:
Brazil	$—	$—		$0.8	$0.1	$0.1	$1.0
Russia	—	0.4	(e)	—	—	—	0.4
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

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At June 30, 2023, less than 0.1% of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.
BNY Mellon 23

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2023		2Q23 change in unrealized gain (loss)	June 30, 2023			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$39,519		$(358)	$42,582	$38,052		89%	$(4,530)		16%	100%	—%	—%	—%	—%
U.S. Treasury	35,505		(111)	35,086	33,818		96	(1,268)		50	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,824		(42)	12,188	11,441		94	(747)		43	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	11,783		(76)	11,217	10,662		95	(555)		25	89	6	4	1	—
Supranational	8,595		(43)	9,025	8,742		97	(283)		60	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	6,664		28	6,853	6,765		99	(88)		100	100	—	—	—	—
U.S. government agencies	6,655		(23)	7,262	6,745		93	(517)		42	100	—	—	—	—
Foreign covered bonds (e)	5,991		(6)	6,382	6,133		96	(249)		58	100	—	—	—	—
Non-agency commercial MBS	3,069		(9)	3,329	3,031		91	(298)		55	100	—	—	—	—
Foreign government agencies (f)	2,415		(14)	2,500	2,380		95	(120)		36	95	5	—	—	—
Non-agency RMBS	1,986		(3)	2,058	1,895		92	(163)		48	85	3	—	6	6
Other asset-backed securities (“ABS”)	1,145		(3)	1,153	1,043		90	(110)		14	100	—	—	—	—
State and political subdivisions	11		1	12	11		88	(1)		—	1	2	3	—	94
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$135,163	(g)	$(659)	$139,648	$130,719	(g)	94%	$(8,929)	(g)(h)	40%	99%	1%	—%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, France, UK, Canada, Singapore and Japan.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to Canada, Norway, the Netherlands, Sweden and France.
(g)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $1,979 million at March 31, 2023 and $2,406 million at June 30, 2023.
(h)    At June 30, 2023, includes net unrealized losses of $3,009 million related to available-for-sale securities, net of hedges, and $5,920 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $2,269 million and the after-tax equivalent related to held-to-maturity securities is $4,513 million.

The fair value of our securities portfolio, including related hedges, was $130.7 billion at June 30, 2023, compared with $139.3 billion at Dec. 31, 2022. The decrease primarily reflects lower U.S. Treasury securities, partially offset by higher U.S. government agencies, unrealized pre-tax gains in the first six months of 2023 and higher supranational securities.

At June 30, 2023, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $8.9 billion, compared with $9.4 billion at Dec. 31, 2022. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates

The fair value of the available-for-sale securities totaled $83.5 billion at June 30, 2023, net of hedges, or 64% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $47.2 billion at June 30, 2023, or 36% of the securities portfolio, net of hedges.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.3 billion at June 30, 2023, compared with $2.4 billion at Dec. 31, 2022. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

24 BNY Mellon

At June 30, 2023, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2022.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	2Q23	1Q23	2Q22
Amortizable purchase premium, net of discount	$1,028	$1,096	$1,486
Net amortization	$42	$42	$98
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	June 30, 2023			Dec. 31, 2022
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$11.0	$31.8	$42.8	$9.7	$31.7	$41.4
Commercial	1.7	11.9	13.6	1.7	11.7	13.4
Wealth management loans	10.0	0.6	10.6	10.3	0.6	10.9
Wealth management mortgages	9.1	0.3	9.4	9.0	0.2	9.2
Commercial real estate	6.5	3.7	10.2	6.2	3.9	10.1
Lease financings	0.7	—	0.7	0.7	—	0.7
Other residential mortgages	1.0	—	1.0	0.4	—	0.4
Overdrafts	2.7	—	2.7	4.8	—	4.8
Capital call financing	3.3	3.2	6.5	3.4	3.5	6.9
Other	2.9	—	2.9	3.0	—	3.0
Margin loans	15.6	—	15.6	16.9	—	16.9
Total	$64.5	$51.5	$116.0	$66.1	$51.6	$117.7

At June 30, 2023, our total lending-related exposure of $116.0 billion decreased 1% compared with Dec. 31, 2022, primarily reflecting lower overdrafts, margin loans and exposure in the capital call financing portfolio, partially offset by higher exposure in the financial institutions portfolio.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 49% of our total exposure at June 30, 2023 and 47% at Dec. 31, 2022. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 25

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2023					Dec. 31, 2022
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.1	$17.3	$19.4	94%	99%	$1.6	$17.5	$19.1
Asset managers	1.5	7.9	9.4	98	80	1.6	7.6	9.2
Banks	6.9	1.6	8.5	88	96	6.1	1.5	7.6
Insurance	0.1	3.8	3.9	100	10	0.1	3.8	3.9
Government	—	0.2	0.2	100	42	—	0.2	0.2
Other	0.4	1.0	1.4	98	43	0.3	1.1	1.4
Total	$11.0	$31.8	$42.8	94%	84%	$9.7	$31.7	$41.4

The financial institutions portfolio exposure was $42.8 billion at June 30, 2023, an increase of 3% compared with Dec. 31, 2022, primarily reflecting higher exposure in the banks, securities industry and asset managers portfolios.

Financial institution exposures are high quality, with 94% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2023. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At June 30, 2023 and Dec. 31, 2022, 17% of the exposure to financial institutions had an expiration within 90 days.

In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At June 30, 2023, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $16.1 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 38% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2023. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short term in nature, with 96% due in less than one year. The investment grade percentage of our banks portfolio exposure was 88% at June 30, 2023, compared with 86% at Dec. 31, 2022. Our non-investment grade exposures are primarily trade finance loans in Brazil.

26 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2023					Dec. 31, 2022
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$4.0	$4.6	96%	24%	$0.5	$4.1	$4.6
Services and other	0.8	3.4	4.2	98	30	0.8	3.2	4.0
Energy and utilities	0.2	3.8	4.0	93	4	0.3	3.7	4.0
Media and telecom	0.1	0.7	0.8	87	—	0.1	0.7	0.8
Total	$1.7	$11.9	$13.6	95%	19%	$1.7	$11.7	$13.4

The commercial portfolio exposure was $13.6 billion at June 30, 2023, an increase of 1% from Dec. 31, 2022, primarily reflecting higher exposure to the services and other portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022
Financial institutions	94%	95%	95%	96%	96%
Commercial	95%	95%	95%	95%	95%

Wealth management loans

Our wealth management loan exposure was $10.6 billion at June 30, 2023, compared with $10.9 billion at Dec. 31, 2022. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.4 billion at June 30, 2023, compared with $9.2 billion at Dec. 31, 2022. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At June 30, 2023, less than 1% of the mortgages were past due.

At June 30, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 11%; Massachusetts – 8%; and other – 45%.

BNY Mellon 27

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2023		Dec. 31, 2022
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.2	86%	$4.1	85%
Office	2.7	74	2.8	75
Retail	0.9	61	0.9	58
Mixed use	0.8	32	0.8	33
Hotels	0.6	39	0.6	42
Healthcare	0.5	56	0.4	49
Other	0.5	67	0.5	66
Total commercial real estate	$10.2	71%	$10.1	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.2 billion at June 30, 2023 and $10.1 billion at Dec. 31, 2022. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At June 30, 2023, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2023, our commercial real estate portfolio consisted of the following concentrations: New York metro – 35%; REITs and real estate operating companies – 29%; and other – 36%.

Lease financings

The lease financings portfolio exposure totaled $640 million at June 30, 2023 and $657 million at Dec. 31, 2022. At June 30, 2023, 100% of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at June 30, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at June 30, 2023 was $760 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination.

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

28 BNY Mellon

Margin loans

Margin loan exposure of $15.6 billion at June 30, 2023 and $16.9 billion at Dec. 31, 2022 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $5 billion at June 30, 2023 and $6 billion at Dec. 31, 2022 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2023	March 31, 2023	Dec. 31, 2022	June 30, 2022
(dollars in millions)
Beginning balance of allowance for credit losses	$320	$292	$280	$263
Provision for credit losses	5	27	20	47
Net (charge-offs) recoveries:
Loans:
Other residential mortgages	(1)	—	1	1
Commercial	—	1	—	—
Other financial instruments	(1)	—	(9)	(1)
Net (charge-offs) recoveries	(2)	1	(8)	—
Ending balance of allowance for credit losses	$323	$320	$292	$310

Allowance for loan losses	$191	$170	$176	$181
Allowance for lending-related commitments	91	83	78	62
Allowance for other financial instruments (a)	41	67	38	67
Total allowance for credit losses	$323	$320	$292	$310

Total loans, at period end	$64,469	$62,323	$66,063	$69,347

Allowance for loan losses as a percentage of total loans	0.30%	0.27%	0.27%	0.26%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.44%	0.41%	0.38%	0.35%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $5 million in the second quarter of 2023, primarily reflecting changes in the macroeconomic forecast driving increased reserves related to commercial real estate, which were partially offset by a reduction in reserves related to financial institutions. The reduction in reserves related to financial institutions is reflected in the allowance for other financial instruments in the table above.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

BNY Mellon 29

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2022 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)	June 30, 2023		March 31, 2023		Dec. 31, 2022		June 30, 2022
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$199	71%	$177	70%	$184	72%	$184	75%
Financial institutions	32	11	24	9	24	9	21	9
Commercial	21	7	21	8	18	7	16	6
Wealth management mortgages	15	5	14	5	12	5	7	3
Other residential mortgages	9	3	9	4	8	3	7	3
Capital call financing	4	1	6	2	6	2	6	2
Lease financings	1	1	1	1	1	1	1	1
Wealth management loans	1	1	1	1	1	1	1	1
Total	$282	100%	$253	100%	$254	100%	$243	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at June 30, 2023, March 31, 2023, Dec. 31, 2022 and June 30, 2022.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $41 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $90 million. Our multi-scenario-based macroeconomic forecast used in determining the June 30, 2023 allowance for credit losses consisted of three scenarios. The baseline scenario reflects slightly negative GDP growth through the third quarter of 2023 before moderating, slightly rising unemployment and declining commercial real estate prices through the end of 2024. The upside scenario reflects faster GDP growth, slightly declining unemployment and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth through the first quarter of 2024 with subsequent stabilization, as well as rapidly increasing unemployment through mid-2024 and sharply lower commercial real estate prices than the baseline. In the second quarter of 2023, we placed the most weight on our downside scenario, followed by the baseline scenario, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at June 30, 2023, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $78 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2023	Dec. 31, 2022
(dollars in millions)
Nonperforming loans:
Commercial real estate	$42	$54
Other residential mortgages	25	31
Wealth management mortgages	18	22
Total nonperforming loans	85	107
Other assets owned	3	2
Total nonperforming assets	$88	$109
Nonperforming assets ratio	0.14%	0.16%
Allowance for loan losses/nonperforming loans	224.7	164.5
Allowance for loan losses/nonperforming assets	217.0	161.5
Allowance for loan losses and lending-related commitments/nonperforming loans	331.8	237.4
Allowance for loan losses and lending-related commitments/nonperforming assets	320.5	233.0

30 BNY Mellon

Deposits

Total deposits were $292.0 billion at June 30, 2023, an increase of 5%, compared with $279.0 billion at Dec. 31, 2022. The increase reflects higher interest-bearing deposits in U.S. offices and interest-bearing deposits in non-U.S. offices, partially offset by lower noninterest-bearing (principally in U.S. offices).

Noninterest-bearing deposits were $67.6 billion at June 30, 2023, compared with $78.0 billion at Dec. 31, 2022. Interest-bearing deposits were primarily demand deposits and totaled $224.4 billion at June 30, 2023, compared with $201.0 billion at Dec. 31, 2022.

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

The Parent’s policy is to have access to sufficient unencumbered cash and cash equivalents at each quarter-end to cover maturities and other forecasted debt redemptions, net interest payments and net tax payments for the following 18-month period, and to provide sufficient collateral to satisfy transactions subject to Section 23A of the Federal Reserve Act. As of June 30, 2023, the Parent was in compliance with this policy.

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
BNY Mellon 31

its intraday obligations under normal and reasonably severe stressed conditions.

We define available funds for internal liquidity management purposes as cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements.

The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2023	Dec. 31, 2022	Average
(dollars in millions)			2Q23	1Q23	2Q22	YTD23	YTD22
Cash and due from banks	$5,720	$5,030	$5,295	$5,697	$5,640	$5,495	$5,839
Interest-bearing deposits with the Federal Reserve and other central banks	118,908	91,655	114,578	94,899	102,844	104,793	101,600
Interest-bearing deposits with banks	12,316	17,169	13,919	16,225	18,097	15,065	17,641
Federal funds sold and securities purchased under resale agreements	35,378	24,298	26,989	24,631	24,212	25,817	25,602
Total available funds	$172,322	$138,152	$160,781	$141,452	$150,793	$151,170	$150,682
Total available funds as a percentage of total assets	40%	34%	38%	35%	34%	36%	34%

Total available funds were $172.3 billion at June 30, 2023, compared with $138.2 billion at Dec. 31, 2022. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper, were $27.5 billion for the first six months of 2023, compared with $16.5 billion for the first six months of 2022. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements and other borrowed funds.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $90.3 billion for the first six months of 2023, compared with $104.8 billion for the first six months of 2022. Average interest-bearing domestic deposits were $119.3 billion for the first six months of 2023, compared with $116.4 billion for the first six months of 2022. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $15.9 billion for the first six months of 2023 and $16.6 billion for the first six months of 2022. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.1 billion for the first six months of 2023 and $25.9 billion for the first six months of 2022.

Average noninterest-bearing deposits decreased to $66.0 billion for the first six months of 2023 from $91.1 billion for the first six months of 2022, primarily reflecting client activity.

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

32 BNY Mellon

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at June 30, 2023
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
NR – Not rated.

Long-term debt totaled $32.5 billion at June 30, 2023 and $30.5 billion at Dec. 31, 2022. Issuances of $4.5 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities of $2.5 billion. Long-term debt of $2.8 billion will mature in the remainder of 2023.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2023 and Dec. 31, 2022, $1.3 billion and $780 million, respectively, of notes were outstanding. At June 30, 2023 and Dec. 31, 2022, $395 million and $122 million, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at June 30, 2023 and Dec. 31, 2022. The average commercial paper outstanding was $3 million for the first six months of 2023 and $5 million for the first six months of 2022.

Subsequent to June 30, 2023, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $2.0 billion, without the need for a regulatory waiver. In addition, at June 30, 2023, non-bank subsidiaries of the Parent had liquid assets of approximately $4.3 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2022 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the second quarter of 2023. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $259 million in aggregate. Average borrowings under these lines were $47 million in the second quarter of 2023.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double
BNY Mellon 33

leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 73% of total revenue in the second quarter of 2023, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 121.0% at June 30, 2023 and 120.5% at Dec. 31, 2022, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2023, a quarterly dividend of $0.37 per common share was paid to common shareholders. Our common stock dividend payout ratio was 29% for the second quarter of 2023.

In July 2023, our Board of Directors approved a 14% increase in the quarterly cash dividend on common stock, from $0.37 to $0.42 per share. The increased quarterly cash dividend is expected to be paid on Aug. 10, 2023.

In the second quarter of 2023, we repurchased 10.6 million common shares at an average price of $42.14 per common share, for a total cost of $448 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	June 30, 2023	March 31, 2023
(dollars in billions)
Cash (a)	$118	$117
Securities (b)	93	87
Total consolidated HQLA (c)	$211	$204

Total consolidated HQLA – average (c)	$198	$195
Average consolidated LCR	120%	118%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $151 billion at June 30, 2023 and $140 billion at March 31, 2023, and averaged $141 billion for the second quarter of 2023 and $135 billion for the first quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2023.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY Mellon. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 136% for the second quarter of 2023 and 132% for the first quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the first and second quarters of 2023.

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
34 BNY Mellon

Net cash provided by operating activities was $2.9 billion in the six months ended June 30, 2023, compared with $8.4 billion in the six months ended June 30, 2022. In the six months ended June 30, 2023, cash flows provided by operations primarily resulted from earnings. In the six months ended June 30, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings.

Net cash used for investing activities was $25.1 billion in the six months ended June 30, 2023, compared with $24.6 billion in the six months ended June 30, 2022. In the six months ended June 30, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements, partially offset by net changes in securities and changes in interest-bearing deposits with banks. In the six months ended June 30, 2022, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in federal funds sold and securities purchased under resale agreements.

Net cash provided by financing activities was $20.0 billion in the six months ended June 30, 2023, compared with $15.6 billion in the six months ended June 30, 2022. In the six months ended June 30, 2023, net cash provided by financing activities primarily resulted from changes in deposits and changes in federal funds purchased and securities sold under repurchase agreements. In the six months ended June 30, 2022, net cash provided by financing activities primarily resulted from changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt.

Capital

Capital data	June 30, 2023	March 31, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	9.5%	9.6%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.4%	8.4%	8.8%
Total BNY Mellon shareholders’ equity	$40,933	$40,634	$40,734
Total BNY Mellon common shareholders’ equity	$36,095	$35,796	$35,896
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,821	$18,561	$18,686
Book value per common share	$46.35	$45.36	$44.40
Tangible book value per common share – Non-GAAP (a)	$24.17	$23.52	$23.11
Closing stock price per common share	$44.52	$45.44	$45.52
Market capitalization	$34,671	$35,858	$36,800
Common shares outstanding	778,782	789,134	808,445

Cash dividends per common share	$0.37	$0.37	$0.37
Common dividend payout ratio	29%	34%	60%
Common dividend yield (annualized)	3.3%	3.3%	3.2%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $40.9 billion at June 30, 2023 from $40.7 billion at Dec. 31, 2022. The increase primarily reflects earnings, partially offset by common stock repurchase activity.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.3 billion at June 30, 2023, compared with $2.4 billion at Dec. 31, 2022. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

In the first six months of 2023, we repurchased 35.8 million common shares at an average price of $47.62 per common share for a total of $1.7 billion.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This new
BNY Mellon 35

share repurchase plan replaced all previously authorized share repurchase plans.

In July 2023, our Board of Directors approved a 14% increase in the quarterly cash dividend on common stock, from $0.34 to $0.42 per share. The increased quarterly cash dividend is expected to be paid on Aug. 10, 2023.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of June 30, 2023 and Dec. 31, 2022, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2022 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2022 Annual Report.

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2023					March 31, 2023	Dec. 31, 2022
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.1%	11.0%	11.2%
Tier 1 capital ratio	6%		10		14.0	13.9	14.1
Total capital ratio	10		12		14.8	14.7	14.9
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.8%	11.4%	11.3%
Tier 1 capital ratio	6%		10		15.0	14.4	14.4
Total capital ratio	10		12		16.0	15.4	15.3
Tier 1 leverage ratio	N/A	(c)	4		5.7	5.8	5.8
SLR (d)	N/A	(c)	5		7.0	6.9	6.8

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		15.6%	15.4%	15.6%
Tier 1 capital ratio	8		8.5		15.6	15.4	15.6
Total capital ratio	10		10.5		15.7	15.5	15.7
Tier 1 leverage ratio	5		4		6.2	6.3	6.2
SLR (d)	6		3		8.2	7.8	7.7
(a)    Minimum requirements for June 30, 2023 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

36 BNY Mellon

Our CET1 ratio under the Advanced Approaches was 11.1% at June 30, 2023 and 11.2% at Dec. 31, 2022. The decrease was primarily driven by capital deployed through common stock repurchase activity and common dividends and higher RWAs, partially offset by capital generated through earnings.

The Tier 1 leverage ratio was 5.7% at June 30, 2023 and 5.8% at Dec. 31, 2022, as an increase in capital was more than offset by an increase in average assets.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	June 30, 2023	March 31, 2023	Dec. 31, 2022
(in millions)
CET1:
Common shareholders’ equity	$36,095	$35,796	$35,896
Adjustments for:
Goodwill and intangible assets (a)	(17,274)	(17,235)	(17,210)
Net pension fund assets	(350)	(347)	(317)
Embedded goodwill	(278)	(277)	(279)
Deferred tax assets	(58)	(57)	(56)
Other	(8)	(4)	(2)
Total CET1	18,127	17,876	18,032
Other Tier 1 capital:
Preferred stock	4,838	4,838	4,838
Other	(8)	(4)	(14)
Total Tier 1 capital	$22,957	$22,710	$22,856
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	323	319	291
Other	(6)	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,565	1,566	1,528
Excess of expected credit losses	61	48	50
Less: Allowance for credit losses	323	319	291
Total Tier 2 capital – Advanced Approaches	$1,303	$1,295	$1,287
Total capital:
Standardized Approach	$24,522	$24,276	$24,384
Advanced Approaches	$24,260	$24,005	$24,143

Risk-weighted assets:
Standardized Approach	$153,359	$157,399	$159,096
Advanced Approaches:
Credit Risk	$89,894	$91,142	$90,243
Market Risk	2,629	3,238	2,979
Operational Risk	71,013	68,525	68,450
Total Advanced Approaches	$163,536	$162,905	$161,672

Average assets for Tier 1 leverage ratio	$403,206	$389,581	$396,643
Total leverage exposure for SLR	$326,215	$330,501	$336,049
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 37

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q23
(in millions)
CET1 – Beginning of period	$17,876
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,031
Goodwill and intangible assets, net of related deferred tax liabilities	(39)
Gross CET1 generated	992
Capital deployed:
Common stock repurchases	(448)
Common stock dividends (a)	(297)
Total capital deployed	(745)
Other comprehensive gain (loss):
Unrealized loss on assets available-for-sale	(157)
Foreign currency translation	97
Unrealized gain on cash flow hedges	3
Defined benefit plans	(2)
Total other comprehensive (loss)	(59)
Additional paid-in capital (b)	76
Other (deductions) additions:
Net pension fund assets	(3)
Embedded goodwill	(1)
Deferred tax assets	(1)
Other	(8)
Total other deductions	(13)
Net CET1 generated	251
CET1 – End of period	$18,127
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2023 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2023
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approaches	6		9

Total capital:
Standardized Approach	7		10
Advanced Approaches	6		9

Tier 1 leverage	2		1

SLR	3		2
Stress capital buffer

In July 2023, the Federal Reserve announced that BNY Mellon’s SCB requirement would be 2.5%, equal to the regulatory floor, effective as of Oct. 1, 2023. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2022 Annual Report for additional information.

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
38 BNY Mellon

extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2023
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	30.8%
As a percentage of total leverage exposure	7.5%	9.5%	15.4%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	14.7%
As a percentage of total leverage exposure	4.5%	N/A	7.4%
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

VaR (a)	2Q23			June 30, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.1	$2.0	$5.1	$2.6
Foreign exchange	3.0	2.0	4.5	2.3
Equity	0.1	—	0.3	0.1
Credit	1.4	1.0	2.0	1.3
Diversification	(4.6)	N/M	N/M	(4.0)
Overall portfolio	3.0	1.8	4.9	2.3

VaR (a)	1Q23			March 31, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.8	$2.1	$7.6	$4.4
Foreign exchange	3.6	2.4	5.7	3.1
Equity	0.1	—	0.3	0.2
Credit	1.8	0.7	3.5	1.9
Diversification	(5.3)	N/M	N/M	(4.9)
Overall portfolio	4.0	2.2	8.9	4.7

VaR (a)	2Q22			June 30, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$5.8	$4.0	$9.3	$6.5
Foreign exchange	3.7	2.7	10.2	3.3
Equity	0.4	0.2	0.9	0.3
Credit	1.7	1.0	3.8	1.8
Diversification	(4.7)	N/M	N/M	(4.7)
Overall portfolio	6.9	4.7	11.4	7.2

BNY Mellon 39

VaR (a)	YTD23
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$2.0	$7.6
Foreign exchange	3.3	2.0	5.7
Equity	0.1	—	0.3
Credit	1.6	0.7	3.5
Diversification	(4.9)	N/M	N/M
Overall portfolio	3.5	1.8	8.9

VaR (a)	YTD22
(in millions)	Average	Minimum	Maximum
Interest rate	$4.6	$1.6	$9.3
Foreign exchange	3.5	2.2	10.2
Equity	0.3	—	0.9
Credit	2.0	1.0	3.8
Diversification	(4.5)	N/M	N/M
Overall portfolio	5.9	2.8	11.4
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

During the second quarter of 2023, interest rate risk generated 41% of average gross VaR, foreign exchange risk generated 40% of average gross VaR, equity risk generated 1% of average gross VaR and credit risk generated 18% of average gross VaR. During the second quarter of 2023, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022
Revenue range:	Number of days
Less than $(2.5)	—	—	2	—	1
$(2.5) – $0	2	1	4	3	4
$0 – $2.5	15	20	13	10	10
$2.5 – $5.0	37	26	24	32	24
More than $5.0	9	15	20	19	24
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $10.6 billion at June 30, 2023 and $9.9 billion at Dec. 31, 2022.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $6.3 billion at June 30, 2023 and $5.4 billion at Dec. 31, 2022.

Under our fair value methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time discounting based on a AA credit curve. In addition,
40 BNY Mellon

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

At June 30, 2023, our OTC derivative assets, including those in hedging relationships, of $2.0 billion included a credit valuation adjustment (“CVA”) deduction of $16 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.9 billion included a debit valuation adjustment (“DVA”) of $4 million related to our own credit spread. Net of hedges, the CVA increased by less than $1 million and the DVA decreased by less than $1 million in the second quarter of 2023, which decreased investment and other revenue – other trading revenue by less than $1 million. The net impact increased investment and other revenue – other trading revenue by $1 million in the first quarter of 2023 and $2 million in the second quarter of 2022.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk-rating profile

	June 30, 2023		Dec. 31, 2022
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,776	98%	$2,553	98%
Non-investment grade	30	2%	63	2%
Total	$1,806	100%	$2,616	100%

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

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of each respective quarter-end. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest revenue in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix, and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

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
BNY Mellon 41

all tenors equal to or less than three months. Interim term points are interpolated where applicable. The impact of interest rate shifts may not be linear. The results of this earnings simulation should therefore not be extrapolated for more severe interest rate scenarios than those presented in the table below.

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	June 30, 2023	March 31, 2023	June 30, 2022
Up 100 bps rate shock vs. baseline	$324	$441	$161
Long-term up 100 bps, short-term unchanged	7	109	42
Short-term up 100 bps, long-term unchanged	317	332	119
Long-term down 100 bps, short-term unchanged (a)	(13)	(108)	(38)
Short-term down 100 bps, long-term unchanged	(346)	(354)	(331)
Down 100 bps rate shock vs. baseline	(358)	(463)	(370)
(a)    Prior periods have been updated to reflect the impact of a 100 basis point decrease in long-term rates while short-term rates were unchanged.

At June 30, 2023, the impact of a 100 bps upward shift in rates on net interest revenue decreased compared with March 31, 2023. The drivers were higher expected deposit interest expense in rising rate scenarios, driven by changes in the forward rate curve resulting in higher deposit rate sensitivity.

While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest revenue is impacted by changes in deposit balances. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction of U.S. dollar-denominated noninterest-bearing deposits would reduce the net interest revenue sensitivity results in the up 100 basis point scenario in the table above by approximately $320 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, during periods of low short-term interest rates, money market mutual fund fees and other similar fees are typically waived to protect investors from negative returns. See “Fee and other revenue” in our 2022 Annual Report for additional details on money market fee waivers.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Capital and Liquidity Risk – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2022 Annual Report.
42 BNY Mellon

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

BNY Mellon has presented total noninterest expense, excluding litigation reserves and severance. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. These measures are provided to permit investors to view financial measures on a basis consistent with management’s view.

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

BNY Mellon has presented the pre-tax operating margin excluding litigation reserves, severance and a disposal loss for the Securities Services business segment. These measures are provided to permit investor to view the financial measures on a basis consistent with how management views the business.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q23	1Q23	2Q22	YTD23	YTD22
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,031	$905	$835	$1,936	$1,534
Add: Amortization of intangible assets	14	14	17	28	34
Less: Tax impact of amortization of intangible assets	4	3	4	7	8
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$1,041	$916	$848	$1,957	$1,560

Average common shareholders’ equity	$35,769	$35,604	$36,199	$35,687	$36,778
Less: Average goodwill	16,219	16,160	17,347	16,190	17,418
Average intangible assets	2,888	2,899	2,949	2,894	2,964
Add: Deferred tax liability – tax deductible goodwill	1,193	1,187	1,187	1,193	1,187
Deferred tax liability – intangible assets	660	660	668	660	668
Average tangible common shareholders’ equity – Non-GAAP	$18,515	$18,392	$17,758	$18,456	$18,251

Return on common equity (annualized) – GAAP	11.6%	10.3%	9.3%	10.9%	8.4%
Return on tangible common equity (annualized) – Non-GAAP	22.6%	20.2%	19.2%	21.4%	17.2%
BNY Mellon 43

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2023	March 31, 2023	Dec. 31, 2022	June 30, 2022
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$40,933	$40,634	$40,734	$40,984
Less: Preferred stock	4,838	4,838	4,838	4,838
BNY Mellon common shareholders’ equity at period end – GAAP	36,095	35,796	35,896	36,146
Less: Goodwill	16,246	16,192	16,150	17,271
Intangible assets	2,881	2,890	2,901	2,934
Add: Deferred tax liability – tax deductible goodwill	1,193	1,187	1,181	1,187
Deferred tax liability – intangible assets	660	660	660	668
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,821	$18,561	$18,686	$17,796

Period-end common shares outstanding (in thousands)	778,782	789,134	808,445	808,103

Book value per common share – GAAP	$46.35	$45.36	$44.40	$44.73
Tangible book value per common share – Non-GAAP	$24.17	$23.52	$23.11	$22.02

The following table presents the reconciliation of noninterest expense growth.

Noninterest expense growth reconciliation			2Q23 vs.
(dollars in millions)	2Q23	2Q22	2Q22
Noninterest expense – GAAP	$3,111	$3,112	—%
Impact of notable items (a)	62	103
Adjusted noninterest expense – Non-GAAP	$3,049	$3,009	1%
(a)    Notable items in 2Q23 reflect litigation reserves and severance. Notable items in 2Q22 reflect litigation reserves.

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			2Q23 vs.
(dollars in millions)	2Q23	2Q22	2Q22
Investment management and performance fees – GAAP	$762	$833	(9)%
Impact of changes in foreign currency exchange rates	—	(2)
Adjusted investment management and performance fees – Non-GAAP	$762	$831	(8)%

The following table presents the reconciliation of income before income taxes growth for the Securities Services business segment.

Income before income taxes growth reconciliation – Securities Services business segment			2Q23 vs.
(dollars in millions)	2Q23	2Q22	2Q22
Income before income taxes – GAAP	$642	$337	91%
Impact of notable items (a)	(10)	(92)
Adjusted income before income taxes, excluding notable items – Non-GAAP	$652	$429	52%
(a)    Notable items in 2Q23 reflect severance, litigation reserves and a disposal loss. Notable items in 2Q22 reflect litigation reserves.

44 BNY Mellon

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			2Q23 vs.
(dollars in millions)	2Q23	2Q22	2Q22
Investment management and performance fees – GAAP	$760	$830	(8)%
Impact of changes in foreign currency exchange rates	—	(2)
Adjusted investment management and performance fees – Non-GAAP	$760	$828	(8)%

The following tables present the reconciliations of income before income taxes and the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	3Q22
Income before income taxes – GAAP	$(497)
Impact of notable items (a)	(679)
Adjusted income before income taxes – Non-GAAP	$182

Total revenue – GAAP	$862
Less: Distribution and servicing expense	88
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$774

Pre-tax operating margin – GAAP (b)	(57)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (b)	(64)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (b)	24%
(a)    Notable items in the third quarter of 2022 include goodwill impairment and severance expense.
(b)    Income before income taxes divided by total revenue.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	2Q23	1Q23	4Q22	2Q22	YTD23	YTD22
Income before income taxes – GAAP	$129	$93	$125	$208	$222	$420

Total revenue – GAAP	$813	$827	$825	$899	$1,640	$1,863
Less: Distribution and servicing expense	93	86	87	91	179	170
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$720	$741	$738	$808	$1,461	$1,693

Pre-tax operating margin – GAAP (a)	16%	11%	15%	23%	14%	23%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	18%	13%	17%	26%	15%	25%
(a)    Income before income taxes divided by total revenue.

BNY Mellon 45

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of June 30, 2023.

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

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2023, and “Supervision and Regulation” in our 2022 Annual Report. The
following discussion summarizes certain regulatory, legislative and other developments that may affect BNY Mellon.

U.S. Regulatory Capital Requirements

On July 27, 2023, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation proposed substantial revisions to the capital requirements applicable to large banking organizations and to banking organizations with significant trading activity, including BNY Mellon. The proposed revisions would implement international capital standards issued by the Basel Committee on Banking Supervision.

Large banking organizations would be required to calculate risk-based capital ratios under both a new Expanded Risk-based Approach and the current Standardized Approach. Large banking organizations would be subject to the lower of the Expanded Risk-based Approach and the sum of the current Standardized Approach and new market risk rule for each risk-based capital ratio. All applicable capital buffer requirements, including the stress capital buffer, would apply regardless of which approach produces the more binding ratio.

The proposal would replace existing models-based approaches for calculating RWA for credit risk and operational risk with new standardized approaches. Under the proposed Expanded Risk-based Approach, RWAs would be calculated using: (i) a new standardized approach for credit risk; (ii) one of two non-models-based approaches for credit valuation adjustment risk; (iii) a new standardized approach for operational risk that is not based on internal models; and (iv) a revised approach to market risk. For market risk, the proposal would implement a standardized approach, adopt a new models-based approach and would allow use of internal models for certain risks subject to enhanced requirements for model approval and performance and an “output floor” limiting the extent to which a banking organization’s internal models may reduce total RWA under the Expanded Risk-based Approach.

The proposal would also indirectly impact several other regulations, including the requirements for total loss-absorbing capacity, long-term debt requirements, and the surcharge for global systemically important bank holding companies (“GSIBs”). It would remove
46 BNY Mellon

the option of using internal models in the calculation of derivatives exposure amounts under single-counterparty credit limit rules.

Comments on the proposal are due on Nov. 30, 2023. Under the proposal, the revisions would become effective on July 1, 2025, subject to a three-year transition period for calculating RWAs under the Expanded Risk-based Approach. We are assessing the potential impact of the proposal.

Risk-Based Capital Surcharges for Global Systemically Important Bank Holding Companies

On July 27, 2023, the Federal Reserve proposed amendments to its rule regarding risk-based capital surcharges for GSIBs, including BNY Mellon. For certain systemic indicators currently measured only as of year-end, the proposal would change to measurement of average daily or monthly values over the full year. The proposal would also revise various aspects of the systemic indicators and measure GSIB surcharges in 10-basis point increments rather than 50-basis point increments.

Comments on the proposal are due on Nov. 30, 2023. The proposal provides the amendments would become effective two calendar quarters after adoption of a final rule. We are assessing the potential impact of the proposal.

Cybersecurity

On July 26, 2023, the SEC adopted rules requiring public companies to disclose cybersecurity incidents and details regarding their cybersecurity risk management, strategy and governance. Under the rules, public companies must disclose material cybersecurity incidents on Form 8-K. Disclosure of material incidents generally is due within four business days after a public company determines that a cybersecurity incident is material. On an annual basis, public companies, including the Parent, must include in their annual report on Form 10-K a description of their processes for assessing, identifying, and managing, and management’s role and expertise in assessing and managing, material cybersecurity risks; a description of the potential or reasonably likely material effects of cybersecurity risks; and the board of directors’ oversight of cybersecurity risks.

The final rules will become effective 30 days following publication in the Federal Register. The Parent will be required to file incident disclosures beginning the later of 90 days after publication in the Federal Register or Dec. 18, 2023, and annual disclosures beginning with its annual report for fiscal year ending Dec. 31, 2023.

LIBOR transition

For a summary of developments related to the cessation of LIBOR, see “Other Matters – Replacement of Interbank Offered Rates (“IBORs”), including LIBOR” in our 2022 Annual Report. Despite the passage of the June 30, 2023 cessation date, a number of unknown factors remain regarding the transition from the IBORs that could impact our business, as the first reset date following the LIBOR replacement date under a number of outstanding LIBOR-linked contracts has not yet occurred. For a further discussion of the various risks, see “Risk Factors – Market Risk – Transitions away from and the replacement of LIBOR and other IBORs could adversely impact our business, financial condition and results of operations” in our 2022 Annual Report.

Federal Deposit Insurance Corporation (“FDIC”) special assessment

On May 11, 2023, the FDIC proposed a rule to impose a special assessment on insured depository institutions (“IDIs”) to recover losses to the Deposit Insurance Fund (“DIF”) associated with the closures of Silicon Valley Bank and Signature Bank. Under the proposal, the FDIC would collect from each IDI a special assessment at an annual rate of approximately 12.5 basis points of the IDI’s estimated uninsured deposits (excluding the first $5 billion of estimated uninsured deposits), as of Dec. 31, 2022. For an IDI that is part of a holding company containing multiple IDIs, the $5 billion deduction would be apportioned based on the IDI’s estimated uninsured deposits as a percentage of total estimated uninsured deposits held by all IDI affiliates in the consolidated banking organization. The special assessment would be collected during an initial special assessment period of eight quarters, with the first quarterly assessment period beginning on Jan. 1, 2024, subject to potential extension and a potential one-time final special assessment for any shortfall to the DIF. If the assessment is finalized as proposed, we expect the expense to be recorded in a single quarter which
BNY Mellon 47

would significantly affect noninterest expense and the results of operations for that quarter.

Share repurchase disclosure modernization

On May 3, 2023, the SEC adopted a final rule requiring disclosures related to issuers’ repurchases of equity securities. The rule requires corporate issuers, including the Parent, to disclose daily share repurchase activity on a quarterly basis. The rule also requires quarterly disclosure regarding the adoption, modification and termination of Rule 10b5-1 trading arrangements by issuers and requires narrative disclosure about the issuer’s repurchase programs and practices. The Parent will be required to comply with the new disclosure obligations starting with the fiscal quarter that begins on Oct. 1, 2023.

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
48 BNY Mellon

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in millions)
Fee and other revenue
Investment services fees	$2,252	$2,119	$2,206	$4,371	$4,199
Investment management and performance fees	762	776	833	1,538	1,716
Foreign exchange revenue	158	176	222	334	429
Financing-related fees	50	52	44	102	89
Distribution and servicing fees	35	33	34	68	64
Total fee revenue	3,257	3,156	3,339	6,413	6,497
Investment and other revenue	97	79	91	176	161
Total fee and other revenue	3,354	3,235	3,430	6,589	6,658
Net interest revenue
Interest revenue	5,224	3,942	1,159	9,166	1,937
Interest expense	4,124	2,814	335	6,938	415
Net interest revenue	1,100	1,128	824	2,228	1,522
Total revenue	4,454	4,363	4,254	8,817	8,180
Provision for credit losses	5	27	47	32	49
Noninterest expense
Staff	1,718	1,791	1,623	3,509	3,325
Software and equipment	450	429	405	879	804
Professional, legal and other purchased services	378	375	379	753	749
Net occupancy	121	119	125	240	247
Sub-custodian and clearing	119	118	131	237	249
Distribution and servicing	93	85	90	178	169
Business development	47	39	43	86	73
Bank assessment charges	41	40	37	81	72
Amortization of intangible assets	14	14	17	28	34
Other	130	90	262	220	396
Total noninterest expense	3,111	3,100	3,112	6,211	6,118
Income
Income before income taxes	1,338	1,236	1,095	2,574	2,013
Provision for income taxes	270	260	231	530	384
Net income	1,068	976	864	2,044	1,629
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(1)	—	5	(1)	13
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,067	976	869	2,043	1,642
Preferred stock dividends	(36)	(71)	(34)	(107)	(108)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,031	$905	$835	$1,936	$1,534

BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,031	$905	$835	$1,936	$1,534
Less: Earnings allocated to participating securities	—	—	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$1,031	$905	$835	$1,936	$1,534

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands)
Basic	787,718	803,340	810,903	795,512	810,233
Common stock equivalents	3,097	4,473	2,834	3,738	3,915
Less: Participating securities	(90)	(95)	(147)	(93)	(254)
Diluted	790,725	807,718	813,590	799,157	813,894

Anti-dilutive securities (a)	7,059	4,872	4,112	5,824	3,205
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in dollars)
Basic	$1.31	$1.13	$1.03	$2.43	$1.89
Diluted	$1.30	$1.12	$1.03	$2.42	$1.88

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in millions)
Net income	$1,068	$976	$864	$2,044	$1,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97	103	(555)	200	(708)
Unrealized gain (loss) on assets available-for-sale:
Unrealized (loss) gain arising during the period	(157)	317	(882)	160	(2,413)
Reclassification adjustment	—	1	—	1	(3)
Total unrealized (loss) gain on assets available-for-sale	(157)	318	(882)	161	(2,416)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	(2)	(3)	13	(5)	31
Total defined benefit plans	(2)	(3)	13	(5)	31
Net unrealized gain (loss) on cash flow hedges	3	5	(5)	8	(7)
Total other comprehensive (loss) income, net of tax (a)	(59)	423	(1,429)	364	(3,100)
Total comprehensive income (loss)	1,009	1,399	(565)	2,408	(1,471)
Net (income) loss attributable to noncontrolling interests	(1)	—	5	(1)	13
Other comprehensive loss attributable to noncontrolling interests	—	—	3	—	6
Comprehensive income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	$1,008	$1,399	$(557)	$2,407	$(1,452)
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(59) million for the quarter ended June 30, 2023, $423 million for the quarter ended March 31, 2023, $(1,426) million for the quarter ended June 30, 2022, $364 million for the six months ended June 30, 2023 and $(3,094) million for the six months ended June 30, 2022.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $33 and $29	$5,720	$5,030
Interest-bearing deposits with the Federal Reserve and other central banks	118,908	91,655
Interest-bearing deposits with banks, net of allowance for credit losses of $3 and $4 (includes restricted of $3,892 and $6,499)	12,316	17,169
Federal funds sold and securities purchased under resale agreements	35,378	24,298
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $47,242 and $49,992)	53,162	56,194
Available-for-sale, at fair value (amortized cost of $86,486 and $92,484, net of allowance for credit losses of less than $1 and $1)	81,071	86,622
Total securities	134,233	142,816
Trading assets	10,562	9,908
Loans	64,469	66,063
Allowance for credit losses	(191)	(176)
Net loans	64,278	65,887
Premises and equipment	3,241	3,256
Accrued interest receivable	963	858
Goodwill	16,246	16,150
Intangible assets	2,881	2,901
Other assets, net of allowance for credit losses on accounts receivable of $4 and $4 (includes $1,188 and $971, at fair value)	25,656	25,855
Total assets	$430,382	$405,783
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$67,678	$78,017
Interest-bearing deposits in U.S. offices	131,187	108,362
Interest-bearing deposits in non-U.S. offices	93,180	92,591
Total deposits	292,045	278,970
Federal funds purchased and securities sold under repurchase agreements	21,285	12,335
Trading liabilities	6,319	5,385
Payables to customers and broker-dealers	21,084	23,435
Other borrowed funds	1,371	397
Accrued taxes and other expenses	5,160	5,410
Other liabilities (including allowance for credit losses on lending-related commitments of $91 and $78, also includes $297 and $221, at fair value)	9,553	8,543
Long-term debt	32,463	30,458
Total liabilities	389,280	364,933
Temporary equity
Redeemable noncontrolling interests	104	109
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,401,853,394 and 1,395,725,198 shares	14	14
Additional paid-in capital	28,726	28,508
Retained earnings	39,199	37,864
Accumulated other comprehensive loss, net of tax	(5,602)	(5,966)
Less: Treasury stock of 623,070,926 and 587,280,598 common shares, at cost	(26,242)	(24,524)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,933	40,734
Nonredeemable noncontrolling interests of consolidated investment management funds	65	7
Total permanent equity	40,998	40,741
Total liabilities, temporary equity and permanent equity	$430,382	$405,783

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2023	2022
Operating activities
Net income	$2,044	$1,629
Net (income) loss attributable to noncontrolling interests	(1)	13
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,043	1,642
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	32	49
Pension plan contributions	(3)	(2)
Depreciation and amortization	730	859
Deferred tax expense	32	145
Net securities losses (gains)	1	(4)
Change in trading assets and liabilities	91	6,730
Change in accruals and other, net	14	(1,000)
Net cash provided by operating activities	2,940	8,419
Investing activities
Change in interest-bearing deposits with banks	2,144	39
Change in interest-bearing deposits with the Federal Reserve and other central banks	(26,819)	(28,461)
Purchases of securities held-to-maturity	(273)	(1,836)
Paydowns of securities held-to-maturity	2,298	4,124
Maturities of securities held-to-maturity	934	748
Purchases of securities available-for-sale	(12,922)	(20,522)
Sales of securities available-for-sale	7,947	8,788
Paydowns of securities available-for-sale	1,834	3,204
Maturities of securities available-for-sale	10,072	5,970
Net change in loans	1,591	(1,957)
Change in federal funds sold and securities purchased under resale agreements	(11,076)	6,655
Net change in seed capital investments	13	(14)
Purchases of premises and equipment/capitalized software	(615)	(871)
Proceeds from the sale of premises and equipment	—	45
Other, net	(223)	(507)
Net cash (used for) investing activities	(25,095)	(24,595)
Financing activities
Change in deposits	12,808	13,036
Change in federal funds purchased and securities sold under repurchase agreements	8,992	(60)
Change in payables to customers and broker-dealers	(2,341)	870
Change in other borrowed funds	986	(202)
Net proceeds from the issuance of long-term debt	4,493	4,939
Repayments of long-term debt	(2,503)	(2,250)
Proceeds from the exercise of stock options	—	9
Issuance of common stock	8	6
Treasury stock acquired	(1,704)	(121)
Common cash dividends paid	(601)	(557)
Preferred cash dividends paid	(107)	(108)
Other, net	(4)	(5)
Net cash provided by financing activities	20,027	15,557
Effect of exchange rate changes on cash	211	362
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(1,917)	(257)
Cash and due from banks and restricted cash at beginning of period	11,529	9,883
Cash and due from banks and restricted cash at end of period	$9,612	$9,626
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,720	$5,185
Restricted cash at end of period	3,892	4,441
Cash and due from banks and restricted cash at end of period	$9,612	$9,626
Supplemental disclosures
Interest paid	$6,691	$374
Income taxes paid	403	262
Income taxes refunded	8	38

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2023	$4,838	$14	$28,650	$38,465	$(5,543)	$(25,790)	$72	$40,706	(a)	$96
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		7
Other net changes in noncontrolling interests	—	—	2	—	—	—	(8)	(6)		(1)
Net income	—	—	—	1,067	—	—	1	1,068		—
Other comprehensive (loss)	—	—	—	—	(59)	—	—	(59)		—
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(297)	—	—	—	(297)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(448)	—	(448)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	69	—	—	—	—	69		—
Excise tax on share repurchases	—	—	—	—	—	(4)	—	(4)		—
Other	—	—	—	—	—	—	—	—		2
Balance at June 30, 2023	$4,838	$14	$28,726	$39,199	$(5,602)	$(26,242)	$65	$40,998	(a)	$104
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,796 million at March 31, 2023 and $36,095 million at June 30, 2023.
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,864	$(5,966)	$(24,524)	$7	$40,741	(a)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(8)	—	—	—	65	57		9
Net income	—	—	—	976	—	—	—	976		—
Other comprehensive income	—	—	—	—	423	—	—	423		—
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(304)	—	—	—	(304)		—
Preferred stock	—	—	—	(71)	—	—	—	(71)		—
Repurchase of common stock	—	—	—	—	—	(1,256)	—	(1,256)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	145	—	—	—	—	145		—
Excise tax of share repurchases	—	—	—	—	—	(10)	—	(10)		—
Other	—	—	—	—	—	—	—	—		2
Balance at March 31, 2023	$4,838	$14	$28,650	$38,465	$(5,543)	$(25,790)	$72	$40,706	(a)	$96
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
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,864	$(5,966)	$(24,524)	$7	$40,741	(a)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(6)	—	—	—	57	51		8
Net income	—	—	—	2,043	—	—	1	2,044		—
Other comprehensive income	—	—	—	—	364	—	—	364		—
Dividends:
Common stock at $0.74 per share (b)	—	—	—	(601)	—	—	—	(601)		—
Preferred stock	—	—	—	(107)	—	—	—	(107)		—
Repurchase of common stock	—	—	—	—	—	(1,704)	—	(1,704)		—
Common stock issued under employee benefit plans	—	—	10	—	—	—	—	10		—
Stock-based compensation	—	—	214	—	—	—	—	214		—
Excise tax on share repurchases	—	—	—	—	—	(14)	—	(14)		—
Other	—	—	—	—	—	—	—	—		4
Balance at June 30, 2023	$4,838	$14	$28,726	$39,199	$(5,602)	$(26,242)	$65	$40,998	(a)	$104
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,896 million at Dec. 31, 2022 and $36,095 million at June 30, 2023.
(b)    Includes dividend equivalents on share-based awards.
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
BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

modification results in a new loan or a continuation of an existing loan.

This ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost.

We adopted the revised guidance related to loan modifications on Jan. 1, 2023. The impact was immaterial. The updated disclosures are included in Note 5.

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth. Contingent payments totaled $5 million in the first six months of 2023. There were no contingent receipts in the first six months of 2023. At June 30, 2023, we are potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $25 million to $40 million over the next two years. At June 30, 2023, we could potentially receive additional consideration which, using reasonable assumptions and estimates, could be up to $390 million over the next five years.

See Note 3 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for information related to the 2022 transactions.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2023 and Dec. 31, 2022.

Securities at June 30, 2023		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$25,106	$76	$2,174	$23,008
Agency residential mortgage-backed securities (“RMBS”)	10,647	100	564	10,183
Sovereign debt/sovereign guaranteed	9,698	3	556	9,145
Supranational	8,447	2	420	8,029
Agency commercial mortgage-backed securities (“MBS”)	8,329	77	665	7,741
Foreign covered bonds	6,382	3	275	6,110
Collateralized loan obligations (“CLOs”)	5,870	2	71	5,801
Non-agency commercial MBS	3,329	—	377	2,952
U.S. government agencies	3,061	46	225	2,882
Foreign government agencies	2,433	—	124	2,309
Non-agency RMBS	2,030	35	198	1,867
Other asset-backed securities (“ABS”)	1,153	—	110	1,043
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$86,486	$344	$5,759	$81,071
Held-to-maturity:
Agency RMBS	$31,935	$1	$4,066	$27,870
U.S. Treasury	9,980	—	833	9,147
U.S. government agencies	4,201	—	499	3,702
Agency commercial MBS	3,859	—	384	3,475
Sovereign debt/sovereign guaranteed	1,519	—	86	1,433
CLOs	983	—	19	964
Supranational	578	—	28	550
Foreign government agencies	67	—	5	62
Non-agency RMBS	28	1	1	28
State and political subdivisions	12	—	1	11
Total securities held-to-maturity	$53,162	$2	$5,922	$47,242
Total securities	$139,648	$346	$11,681	$128,313
(a)    The amortized cost of available-for-sale is net of the allowance for credit losses of less than $1 million. The allowance for credit loss relates to non-agency RMBS.
(b)    Includes gross unrealized gains of $297 million and gross unrealized losses of $162 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, U.S. Treasury securities and agency commercial MBS. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.
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
(a)    The amortized cost of available-for-sale securities is net of the allowance for credit losses of $1 million. The allowance for credit loss primarily relates to non-agency RMBS.
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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	2Q23	1Q23	2Q22	YTD23	YTD22
Realized gross gains	$4	$14	$7	$18	$80
Realized gross losses	(4)	(15)	(7)	(19)	(76)
Total net securities (losses) gains	$—	$(1)	$—	$(1)	$4

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q23	1Q23	2Q22	YTD23	YTD22
Non-agency RMBS	$—	$2	$—	$2	$49
U.S. Treasury	—	(8)	1	(8)	12
Corporate bonds	—	—	(4)	—	(51)
State and political subdivisions	—	—	—	—	(13)
Other	—	5	3	5	7
Total net securities (losses) gains	$—	$(1)	$—	$(1)	$4

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $1 million at June 30, 2023 and $1 million at Dec. 31, 2022, and relates to non-agency RMBS and state and political subdivision securities.

Credit quality indicators – Securities

At June 30, 2023, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $162 million of the unrealized losses at June 30, 2023 and $179 million at Dec. 31, 2022 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.
BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2023	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$2,250	$204	$20,758	$1,970	$23,008	$2,174
Agency RMBS	3,650	67	6,477	497	10,127	564
Sovereign debt/sovereign guaranteed	2,425	72	5,493	484	7,918	556
Agency commercial MBS	1,547	61	6,050	604	7,597	665
Supranational	3,035	73	4,054	347	7,089	420
Foreign covered bonds	1,452	32	3,664	243	5,116	275
CLOs	488	1	4,603	70	5,091	71
Non-agency commercial MBS	145	2	2,661	375	2,806	377
U.S. government agencies	890	17	1,574	208	2,464	225
Foreign government agencies	585	9	1,644	115	2,229	124
Non-agency RMBS	41	2	1,437	195	1,478	197
Other ABS	6	—	975	110	981	110
Total securities available-for-sale (a)	$16,514	$540	$59,390	$5,218	$75,904	$5,758
(a)    Includes $162 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.

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

Held-to-maturity securities portfolio at June 30, 2023			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$31,935	$(4,065)	100%	—%	—%	—%	—%
U.S. Treasury	9,980	(833)	100	—	—	—	—
U.S. government agencies	4,201	(499)	100	—	—	—	—
Agency commercial MBS	3,859	(384)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,519	(86)	100	—	—	—	—
CLOs	983	(19)	100	—	—	—	—
Supranational	578	(28)	100	—	—	—	—
Foreign government agencies	67	(5)	100	—	—	—	—
Non-agency RMBS	28	—	27	53	2	16	2
State and political subdivisions	12	(1)	1	2	2	—	95
Total held-to-maturity securities	$53,162	$(5,920)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to Germany, France and UK.

Held-to-maturity securities portfolio at Dec. 31, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$34,188	$(4,228)	100%	—%	—%	—%	—%
U.S. Treasury	10,863	(895)	100	—	—	—	—
U.S. government agencies	4,206	(534)	100	—	—	—	—
Agency commercial MBS	4,014	(411)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,388	(76)	100	—	—	—	—
CLOs	983	(26)	100	—	—	—	—
Supranational	443	(25)	100	—	—	—	—
Foreign government agencies	66	(6)	100	—	—	—	—
Non-agency RMBS	30	1	22	58	2	17	1
State and political subdivisions	13	(2)	2	2	3	—	93
Total held-to-maturity securities	$56,194	$(6,202)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to Germany, UK and France.

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2023
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$6,706	1.07%	$12,694	1.10%	$1,562	1.28%	$2,046	2.92%	$23,008	1.28%
Sovereign debt/sovereign guaranteed	2,983	2.27	5,195	1.84	872	1.12	95	3.41	9,145	1.92
Supranational	871	1.61	5,568	2.88	1,557	2.91	33	3.42	8,029	2.76
Foreign covered bonds	769	1.56	4,821	3.16	520	1.09	—	—	6,110	2.77
Foreign government agencies	334	1.62	1,881	2.28	77	2.40	17	4.21	2,309	2.20
U.S. government agencies	20	3.00	1,482	3.32	1,262	3.02	118	2.72	2,882	3.15
Other debt securities	—	—	—	—	—	—	1	4.38	1	4.38
Mortgage-backed securities:
Agency RMBS									10,183	4.73
Non-agency RMBS									1,867	4.39
Agency commercial MBS									7,741	2.98
Non-agency commercial MBS									2,952	3.47
CLOs									5,801	6.54
Other ABS									1,043	2.17
Total securities available-for-sale	$11,683	1.46%	$31,641	2.00%	$5,850	2.03%	$2,310	2.94%	$81,071	2.81%
Held-to-maturity:
U.S. Treasury	$1,807	1.83%	$7,260	1.21%	$913	1.24%	$—	—%	$9,980	1.33%
U.S. government agencies	50	0.74	2,875	1.47	1,015	1.48	261	1.90	4,201	1.49
Sovereign debt/sovereign guaranteed	299	0.94	1,131	1.11	89	0.83	—	—	1,519	1.06
Supranational	51	0.54	527	1.42	—	—	—	—	578	1.34
Foreign government agencies	—	—	67	0.79	—	—	—	—	67	0.79
State and political subdivisions	1	5.72	—	—	3	4.65	8	4.80	12	4.81
Mortgage-backed securities:
Agency RMBS									31,935	2.31
Non-agency RMBS									28	2.60
Agency commercial MBS									3,859	2.38
CLOs									983	6.40
Total securities held-to-maturity	$2,208	1.65%	$11,860	1.27%	$2,020	1.35%	$269	1.98%	$53,162	2.10%
Total securities	$13,891	1.49%	$43,501	1.81%	$7,870	1.87%	$2,579	2.85%	$134,233	2.54%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Pledged assets

At June 30, 2023, BNY Mellon had pledged assets of $133 billion, including $93 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $8 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2023 included $114 billion of securities, $13 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve as there has been no borrowings.

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

At June 30, 2023 and Dec. 31, 2022, pledged assets included $30 billion and $24 billion, respectively, for
62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2023 and Dec. 31, 2022, the market value of the securities received that can be sold or repledged was $199 billion and $115 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2023 and Dec. 31, 2022, the market value of securities collateral sold or repledged was $161 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2023 and Dec. 31, 2022, cash segregated under federal and other regulations or requirements was $4 billion and $7 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at June 30, 2023 and $3 billion at Dec. 31, 2022. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2023	Dec. 31, 2022
(in millions)
Commercial	$1,719	$1,732
Commercial real estate	6,519	6,226
Financial institutions	11,006	9,684
Lease financings	640	657
Wealth management loans	9,964	10,302
Wealth management mortgages	9,067	8,966
Other residential mortgages	989	345
Capital call financing	3,270	3,438
Other	2,918	2,941
Overdrafts	2,738	4,839
Margin loans	15,639	16,933
Total loans (a)	$64,469	$66,063
(a)    Net of unearned income of $266 million at June 30, 2023 and $225 million at Dec. 31, 2022 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended June 30, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$21	$177	$24	$1	$1	$14	$9	$6	$253
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	—	—	—	2	—	2
Net charge-offs	—	—	—	—	—	—	(1)	—	(1)
Provision (a)	—	22	8	—	—	1	1	(2)	30
Ending balance	$21	$199	$32	$1	$1	$15	$9	$4	$282
Allowance for:
Loan losses	$4	$143	$17	$1	$1	$14	$9	$2	$191
Lending-related commitments	17	56	15	—	—	1	—	2	91
Individually evaluated for impairment:
Loan balance (b)	$—	$101	$—	$—	$—	$11	$1	$—	$113
Allowance for loan losses	—	3	—	—	—	—	—	—	3
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $25 million for the quarter ended June 30, 2023.
(b)    Includes collateral-dependent loans of $113 million with $167 million of collateral at fair value.
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	1
Net recoveries	1	—	—	—	—	—	—	—	1
Provision (a)	2	(7)	—	—	—	2	1	—	(2)
Ending balance	$21	$177	$24	$1	$1	$14	$9	$6	$253
Allowance for:
Loan losses	$4	$130	$8	$1	$1	$13	$9	$4	$170
Lending-related commitments	17	47	16	—	—	1	—	2	83
Individually evaluated for impairment:
Loan balance (b)	$—	$54	$—	$—	$—	$13	$1	$—	$68
Allowance for loan losses	—	—	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses related to other financial instruments of $29 million for the quarter ended March 31, 2023.
(b)    Includes collateral-dependent loans of $68 million with $103 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended June 30, 2022					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$12	$176	$15	$1	$1	$9	$7	$3	$224
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	1	—	1
Net recoveries	—	—	—	—	—	—	1	—	1
Provision (a)	4	8	6	—	—	(2)	(1)	3	18
Ending balance	$16	$184	$21	$1	$1	$7	$7	$6	$243
Allowance for:
Loan losses	$4	$147	$10	$1	$1	$6	$7	$5	$181
Lending-related commitments	12	37	11	—	—	1	—	1	62
Individually evaluated for impairment:
Loan balance (b)	$—	$121	$—	$—	$—	$14	$1	$—	$136
Allowance for loan losses	—	1	—	—	—	—	—	—	1
(a)    Does not include the provision for credit losses related to other financial instruments of $29 million for the quarter ended June 30, 2022.
(b)    Includes collateral-dependent loans of $136 million with $179 million of collateral at fair value.

Allowance for credit losses activity for the six months ended June 30, 2023							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	1	—	—	—	—	—	2	—	3
Net recoveries (charge-offs)	1	—	—	—	—	—	(1)	—	—
Provision (a)	2	15	8	—	—	3	2	(2)	28
Ending balance	$21	$199	$32	$1	$1	$15	$9	$4	$282
(a)    Does not include provision for credit losses related to other financial instruments of $4 million for the six months ended June 30, 2023.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the six months ended June 30, 2022							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	—	2	—	2
Provision (a)	4	(15)	8	—	—	1	(2)	4	—
Ending balance	$16	$184	$21	$1	$1	$7	$7	$6	$243
(a)    Does not include provision for credit losses related to other financial instruments of $49 million for the six months ended June 30, 2022.
Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2023			Dec. 31, 2022
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$—	$42	$42	$—	$54	$54
Other residential mortgages	24	1	25	30	1	31
Wealth management mortgages	6	12	18	8	14	22
Total nonperforming loans	30	55	85	38	69	107
Other assets owned	—	3	3	—	2	2
Total nonperforming assets	$30	$58	$88	$38	$71	$109

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2023				Dec. 31, 2022
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$69	$—	$—	$69	$43	$1	$—	$44
Other residential mortgages	19	2	—	21	5	—	—	5
Commercial real estate	8	—	—	8	11	—	—	11
Wealth management mortgages	—	2	—	2	54	1	—	55
Total past due loans	$96	$4	$—	$100	$113	$2	$—	$115

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the second quarter of 2023, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $15 million, by extending the maturity date. We also modified two other residential mortgage loans, with an aggregate recorded investment of less than $1 million, by extending the maturity dates and reducing the interest rates.

We modified one commercial real estate loan in the first quarter of 2023, with a recorded investment of $12 million, by extending the maturity date.

Loans modified prior to 2023 are considered a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the creditor
BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs. There were no loans modified in the first six months of 2022.
Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2023
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD23	2022	2021	2020	2019	Prior to 2019			Total (a)
Commercial:
Investment grade	$115	$149	$69	$—	$—	$45	$1,235	$—	$1,613
Non-investment grade	54	19	6	—	—	—	27	—	106
Total commercial	169	168	75	—	—	45	1,262	—	1,719	$2
Commercial real estate:
Investment grade	1,283	880	489	232	290	892	210	22	4,298
Non-investment grade	904	568	342	43	128	214	22	—	2,221
Total commercial real estate	2,187	1,448	831	275	418	1,106	232	22	6,519	28
Financial institutions:
Investment grade	365	104	110	—	—	18	8,161	—	8,758
Non-investment grade	65	10	—	—	—	—	2,173	—	2,248
Total financial institutions	430	114	110	—	—	18	10,334	—	11,006	92
Wealth management loans:
Investment grade	38	33	66	22	8	194	9,458	100	9,919
Non-investment grade	—	2	—	—	—	—	43	—	45
Total wealth management loans	38	35	66	22	8	194	9,501	100	9,964	65
Wealth management mortgages	474	1,711	1,949	889	749	3,274	21	—	9,067	20
Lease financings	166	—	—	44	9	421	—	—	640	—
Other residential mortgages (b)	1	556	198	5	—	229	—	—	989	3
Capital call financing	—	—	—	—	—	—	3,270	—	3,270	14
Other loans	—	—	—	—	—	—	2,918	—	2,918	6
Margin loans	5,490	—	—	—	—	—	10,149	—	15,639	34
Total loans	$8,955	$4,032	$3,229	$1,235	$1,184	$5,287	$37,687	$122	$61,731	$264
(a)    Excludes overdrafts of $2,738 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to other residential mortgage loans were $3 million in the second quarter of 2023.

66 BNY Mellon

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

Financial institutions

Financial institution exposures are high quality, with 94% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2023. In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

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
BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At June 30, 2023, less than 1% of the mortgages were past due.

At June 30, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 15%; Florida – 11%; Massachusetts – 8%; and other – 45%.

Lease financings

At June 30, 2023, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at June 30, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at June 30, 2023 were $760 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $15.6 billion of secured margin loans at June 30, 2023, compared with $16.9 billion at Dec. 31, 2022. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $2.7 billion at June 30, 2023 and $4.8 billion at Dec. 31, 2022. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2023 and Dec. 31, 2022 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2023 and Dec. 31, 2022.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2022
Goodwill	$6,973	$1,424	$8,433	$16,830
Accumulated impairment losses	—	—	(680)	(680)
	$6,973	$1,424	$7,753	$16,150
Foreign currency translation	22	4	70	96
Balance at June 30, 2023
Goodwill	$6,995	$1,428	$8,503	$16,926
Accumulated impairment losses	—	—	(680)	(680)
	$6,995	$1,428	$7,823	$16,246

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Foreign currency translation	(87)	(10)	(144)	(241)
Balance at June 30, 2022	$6,975	$1,425	$8,871	$17,271

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the second quarter of 2023, due to the results of the first quarter 2023 interim and annual impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. No additional goodwill impairment was recognized.

In the second quarter of 2023, we also performed our annual goodwill impairment test on the remaining five reporting units. As a result of the annual goodwill impairment test, no goodwill impairment was recognized.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(15)	(3)	(10)	—	(28)
Foreign currency translation	1	—	7	—	8
Balance at June 30, 2023	$179	$381	$1,472	$849	$2,881

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(17)	(4)	(13)	—	(34)
Foreign currency translation	(6)	—	(17)	—	(23)
Balance at June 30, 2022	$207	$388	$1,490	$849	$2,934

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2023				Dec. 31, 2022
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$730	$(552)	$178	10 years	$731	$(539)	$192
Customer contracts – Market and Wealth Services	280	(270)	10	3 years	280	(267)	13
Customer relationships – Investment and Wealth Management	553	(470)	83	8 years	553	(461)	92
Other	41	(10)	31	13 years	41	(9)	32
Total subject to amortization	$1,604	$(1,302)	$302	10 years	$1,605	$(1,276)	$329
Not subject to amortization: (b)
Tradename	$1,292	N/A	$1,292	N/A	$1,290	N/A	$1,290
Customer relationships	1,287	N/A	1,287	N/A	1,282	N/A	1,282
Total not subject to amortization	$2,579	N/A	$2,579	N/A	$2,572	N/A	$2,572
Total intangible assets	$4,183	$(1,302)	$2,881	N/A	$4,177	$(1,276)	$2,901
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
70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2023	Dec. 31, 2022
(in millions)
Corporate/bank-owned life insurance	$5,433	$5,417
Accounts receivable	4,627	4,924
Fails to deliver	2,712	2,569
Software	2,357	2,260
Prepaid pension assets	1,885	1,651
Qualified affordable housing project investments	1,233	1,298
Prepaid expense	919	764
Equity method investments	873	803
Renewable energy investments	758	871
Other equity investments (a)	709	695
Cash collateral receivable on derivative transactions	640	1,014
Assets of consolidated investment management funds	499	209
Federal Reserve Bank stock	484	478
Income taxes receivable	451	481
Seed capital (b)	233	218
Fair value of hedging derivatives	223	319
Other (c)	1,620	1,884
Total other assets	$25,656	$25,855
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds that hedge deferred incentive awards.
(c)    At June 30, 2023 and Dec. 31, 2022, other assets include $47 million and $6 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $443 million at June 30, 2023 and $445 million at Dec. 31, 2022, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	2Q23	1Q23	2Q22	YTD23	YTD22
Upward adjustments	$5	$—	$76	$5	$122	$288
Downward adjustments	(1)	(18)	(7)	(19)	(7)	(31)
Net adjustments	$4	$(18)	$69	$(14)	$115	$257

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.2 billion at June 30, 2023 and $1.3 billion at Dec. 31, 2022. Commitments to fund future investments in qualified affordable housing projects totaled $570 million at June 30, 2023 and $614 million at Dec. 31, 2022 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2023 – $184 million; 2024 – $145 million; 2025 – $173 million; 2026 – $24 million; 2027 – $1 million; and 2028 and thereafter – $43 million.

Tax credits and other tax benefits recognized were $45 million in the second quarter of 2023, $45 million in the first quarter of 2023, $38 million in the second quarter of 2022, $90 million in the first six months of 2023 and $76 million in the first six months of 2022.

Amortization expense included in the provision for income taxes was $38 million in the second quarter of 2023, $38 million in the first quarter of 2023, $33 million in the second quarter of 2022, $76 million in the first six months of 2023 and $65 million in the first six months of 2022.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business segment, we make seed capital investments in certain funds we manage. We also hold private equity investments, primarily small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate
BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2023		Dec. 31, 2022
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a) (b)	$3	$—	$3	$—
Private equity investments (c)	137	50	130	53
Other	7	—	5	—
Total	$147	$50	$138	$53
(a)    Seed capital investments at June 30, 2023 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of seven days, are liquidated.
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

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2023					June 30, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,299	$932	$23	$(14)	$2,240	$1,294	$898	$24	$(17)	$2,199
Investment management and performance fees	—	5	760	(4)	761	—	6	822	(2)	826
Financing-related fees	10	4	—	1	15	11	4	—	—	15
Distribution and servicing fees	1	(23)	58	(1)	35	1	(17)	51	(1)	34
Investment and other revenue	60	50	(79)	—	31	54	38	(66)	1	27
Total fee and other revenue – contract revenue	1,370	968	762	(18)	3,082	1,360	929	831	(19)	3,101
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	202	57	12	—	271	189	45	6	94	334
Total fee and other revenue	$1,572	$1,025	$774	$(18)	$3,353	$1,549	$974	$837	$75	$3,435
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $1 million in the second quarter of 2023 and $(5) million in the second quarter of 2022.
72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment	Quarter ended
	March 31, 2023
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,176	$925	$24	$(15)	$2,110
Investment management and performance fees	—	5	781	(3)	783
Financing-related fees	13	5	—	—	18
Distribution and servicing fees	—	(23)	55	1	33
Investment and other revenue	60	50	(80)	1	31
Total fee and other revenue – contract revenue	1,249	962	780	(16)	2,975
Fee and other revenue – not in scope of ASC 606 (a)(b)	201	52	2	5	260
Total fee and other revenue	$1,450	$1,014	$782	$(11)	$3,235
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million in the first quarter of 2023.

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2023					June 30, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$2,475	$1,857	$47	$(29)	$4,350	$2,424	$1,744	$49	$(34)	$4,183
Investment management and performance fees	—	10	1,541	(7)	1,544	—	12	1,709	(8)	1,713
Financing-related fees	23	9	—	1	33	14	18	—	—	32
Distribution and servicing fees	1	(46)	113	—	68	2	(21)	83	—	64
Investment and other revenue	120	100	(159)	1	62	101	47	(93)	—	55
Total fee and other revenue – contract revenue	2,619	1,930	1,542	(34)	6,057	2,541	1,800	1,748	(42)	6,047
Fee and other revenue – not in scope of ASC 606 (a)(b)	403	109	14	5	531	411	80	(4)	137	624
Total fee and other revenue	$3,022	$2,039	$1,556	$(29)	$6,588	$2,952	$1,880	$1,744	$95	$6,671
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $1 million in the first six months of 2023 and $(13) million in the first six months of 2022.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.7 billion at June 30, 2023 and $2.6 billion at Dec. 31, 2022.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $70 million at June 30, 2023 and $48 million at Dec. 31, 2022. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $217 million at June 30, 2023 and $164 million at Dec. 31, 2022. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first six months of 2023 relating to contract liabilities as of Dec. 31, 2022 was $84 million. Revenue recognized in the second quarter of 2023 relating to contract liabilities as of March 31, 2023 was $66 million.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $53 million at June 30, 2023 and $58 million at Dec. 31, 2022. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $4 million in the second quarter of 2023, second quarter of 2022 and first quarter of 2023, $8 million in the first six months of 2023 and $9 million in the first six months of 2022.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $85 million at June 30, 2023 and $77 million at Dec. 31, 2022. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest revenue
Deposits with the Federal Reserve and other central banks	$1,241	$853	$99	$2,094	$101
Deposits with banks	128	140	33	268	47
Federal funds sold and securities purchased under resale agreements	1,776	991	116	2,767	153
Loans	957	866	370	1,823	630
Securities:
Taxable	1,042	1,022	509	2,064	943
Exempt from federal income taxes	—	—	10	—	20
Total securities	1,042	1,022	519	2,064	963
Trading securities	80	70	22	150	43
Total interest revenue	5,224	3,942	1,159	9,166	1,937
Interest expense
Deposits	1,739	1,366	90	3,105	53
Federal funds purchased and securities sold under repurchase agreements	1,729	892	77	2,621	89
Trading liabilities	43	30	10	73	14
Other borrowed funds	32	3	2	35	5
Customer payables	143	128	9	271	9
Long-term debt	438	395	147	833	245
Total interest expense	4,124	2,814	335	6,938	415
Net interest revenue	1,100	1,128	824	2,228	1,522
Provision for credit losses	5	27	47	32	49
Net interest revenue after provision for credit losses	$1,095	$1,101	$777	$2,196	$1,473

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2023			March 31, 2023			June 30, 2022
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$2	$—	$—	$3	$—	$—	$3	$—
Interest cost	47	9	2	48	8	1	35	7	1
Expected return on assets	(95)	(22)	(3)	(95)	(22)	(2)	(78)	(9)	(1)
Other	3	(4)	(3)	2	(3)	(3)	17	1	(1)
Net periodic benefit (credit) cost	$(45)	$(15)	$(4)	$(45)	$(14)	$(4)	$(26)	$2	$(1)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2023			June 30, 2022
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$5	$—	$—	$6	$—
Interest cost	95	17	3	70	15	2
Expected return on assets	(190)	(44)	(5)	(156)	(19)	(3)
Other	5	(7)	(6)	34	2	(2)
Net periodic benefit (credit) cost	$(90)	$(29)	$(8)	$(52)	$4	$(3)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $270 million (20.2% effective tax rate) in the second quarter of 2023, $231 million (21.1% effective tax rate) in the second quarter of 2022 and $260 million (21.0% effective tax rate) in the first quarter of 2023.

Our total tax reserves as of June 30, 2023 were $107 million, compared with $106 million at Dec. 31, 2022. If these tax reserves were unnecessary, $107 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2023 is accrued interest, where applicable, of $34 million. The additional tax expense related to interest for the six months ended June 30, 2023 was $1 million, compared with $4 million for the six months ended June 30, 2022.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $10 million as a result of adjustments related to tax years that are still subject to examination.
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

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of June 30, 2023 and Dec. 31, 2022. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	June 30, 2023	Dec. 31, 2022
(in millions)
Trading assets	$484	$203
Other assets	15	6
Total assets (a)	$499	$209
Other liabilities	$8	$1
Total liabilities (b)	$8	$1
Nonredeemable noncontrolling interests (c)	$65	$7
(a)    Includes voting model entities (“VMEs”) with assets of $118 million at June 30, 2023 and $86 million at Dec. 31, 2022.
(b)    Includes VMEs with liabilities of $1 million at June 30, 2023 and $1 million at Dec. 31, 2022.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $17 million at June 30, 2023 and $7 million at Dec. 31, 2022.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2023 and Dec. 31, 2022, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2023	Dec. 31, 2022
(in millions)
Other assets	$2,065	$2,235
Other liabilities	570	614
Maximum loss exposure	2,635	2,850

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2023 and Dec. 31, 2022.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2023	Dec. 31, 2022	June 30, 2023	Dec. 31, 2022
	Per annum dividend rate
Series A	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period or (ii) 4.000%	5,001	5,001	$500	$500
Series D	4.500% to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then a floating rate equal to the three-month LIBOR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.

On July 3, 2023, pursuant to the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s Regulation ZZ, three-month Term SOFR plus 0.26161% replaced three-month LIBOR in the Series A, Series D and Series F preferred stock.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		2Q23		1Q23		2Q22		YTD23		YTD22
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,412.60	$7	$1,327.72	$7	$1,022.22	$5	$2,740.32	$14	$2,033.33	$10
Series D	100		2,250.00	11	—	—	2,250.00	11	2,250.00	11	2,250.00	11
Series F	100		—	—	2,312.50	23	—	—	2,312.50	23	2,312.50	23
Series G	100		—	—	2,350.00	24	—	—	2,350.00	24	2,350.00	24
Series H	100		925.00	6	925.00	5	925.00	6	1,850.00	11	1,850.00	11
Series I	100		937.50	12	937.50	12	937.50	12	1,875.00	24	2,208.33	29
Total				$36		$71		$34		$107		$108
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

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2023			March 31, 2023			June 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$61	$36	$97	$77	$26	$103	$(436)	$(119)	$(555)
Total foreign currency translation	61	36	97	77	26	103	(436)	(119)	(555)
Unrealized (loss) gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(202)	45	(157)	419	(102)	317	(1,167)	285	(882)
Reclassification adjustment (b)	—	—	—	1	—	1	—	—	—
Net unrealized (loss) gain on assets available-for-sale	(202)	45	(157)	420	(102)	318	(1,167)	285	(882)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	(4)	2	(2)	(4)	1	(3)	17	(4)	13
Total defined benefit plans	(4)	2	(2)	(4)	1	(3)	17	(4)	13
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	3	(1)	2	4	(1)	3	(8)	2	(6)
Reclassification of net loss (gain) to net income:
FX contracts – investment and other revenue	1	—	1	—	—	—	—	—	—
Foreign exchange (“FX”) contracts – staff expense	—	—	—	3	(1)	2	1	—	1
Total reclassifications to net income	1	—	1	3	(1)	2	1	—	1
Net unrealized gain (loss) on cash flow hedges	4	(1)	3	7	(2)	5	(7)	2	(5)
Total other comprehensive (loss) income	$(141)	$82	$(59)	$500	$(77)	$423	$(1,593)	$164	$(1,429)
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

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2023			June 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$138	$62	$200	$(556)	$(152)	$(708)
Total foreign currency translation	138	62	200	(556)	(152)	(708)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	217	(57)	160	(3,188)	775	(2,413)
Reclassification adjustment (b)	1	—	1	(4)	1	(3)
Net unrealized gain (loss) on assets available-for-sale	218	(57)	161	(3,192)	776	(2,416)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	(8)	3	(5)	34	(3)	31
Total defined benefit plans	(8)	3	(5)	34	(3)	31
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	7	(2)	5	(11)	3	(8)
Reclassification of net loss to net income:
FX contracts – staff expense	3	(1)	2	1	—	1
FX contracts – investment and other revenue	1	—	1	—	—	—
Total reclassifications to net income	4	(1)	3	1	—	1
Net unrealized gain (loss) on cash flow hedges	11	(3)	8	(10)	3	(7)
Total other comprehensive income (loss)	$359	$5	$364	$(3,724)	$624	$(3,100)
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

The following tables present the financial instruments carried at fair value at June 30, 2023 and Dec. 31, 2022, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at June 30, 2023					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$23,008	$—	$—	$—	$23,008
Agency RMBS	—	10,183	—	—	10,183
Sovereign debt/sovereign guaranteed	2,997	6,148	—	—	9,145
Supranational	—	8,029	—	—	8,029
Agency commercial MBS	—	7,741	—	—	7,741
Foreign covered bonds	—	6,110	—	—	6,110
CLOs	—	5,801	—	—	5,801
Non-agency commercial MBS	—	2,952	—	—	2,952
U.S. government agencies	—	2,882	—	—	2,882
Foreign government agencies	—	2,309	—	—	2,309
Non-agency RMBS	—	1,867	—	—	1,867
Other ABS	—	1,043	—	—	1,043
Other debt securities	—	1	—	—	1
Total available-for-sale securities	26,005	55,066	—	—	81,071
Trading assets:
Debt instruments	2,436	1,914	—	—	4,350
Equity instruments	4,456	—	—	—	4,456
Derivative assets not designated as hedging:
Interest rate	16	1,126	—	(870)	272
Foreign exchange	—	6,935	—	(5,452)	1,483
Equity and other contracts	1	14	—	(14)	1
Total derivative assets not designated as hedging	17	8,075	—	(6,336)	1,756
Total trading assets	6,909	9,989	—	(6,336)	10,562
Other assets:
Derivative assets designated as hedging:
Interest rate	—	209	—	—	209
Foreign exchange	—	14	—	—	14
Total derivative assets designated as hedging	—	223	—	—	223
Other assets (b)	496	322	—	—	818
Total other assets	496	545	—	—	1,041
Assets measured at NAV (b)					147
Total assets	$33,410	$65,600	$—	$(6,336)	$92,821
Percentage of total assets prior to netting	34%	66%	—%

Liabilities
Trading liabilities:
Debt instruments	$3,623	$47	$—	$—	$3,670
Equity instruments	5	—	—	—	5
Derivative liabilities not designated as hedging:
Interest rate	7	1,431	—	(664)	774
Foreign exchange	2	7,050	—	(5,235)	1,817
Equity and other contracts	5	121	—	(73)	53
Total derivative liabilities not designated as hedging	14	8,602	—	(5,972)	2,644
Total trading liabilities	3,642	8,649	—	(5,972)	6,319
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	289	—	—	289
Total derivative liabilities designated as hedging	—	289	—	—	289
Other liabilities	—	8	—	—	8
Total other liabilities	—	297	—	—	297
Total liabilities	$3,642	$8,946	$—	$(5,972)	$6,616
Percentage of total liabilities prior to netting	29%	71%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2023						Dec. 31, 2022
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2023	$1,596	100%	—%	—%	—%	—%	$1,728	100%	—%	—%	—%	—%
2007 and earlier	271	4	14	1	42	39	301	5	13	1	45	36
Total non-agency RMBS	$1,867	86%	2%	—%	6%	6%	$2,029	86%	2%	—%	7%	5%
Non-agency commercial MBS originated in:
2009-2023	$2,952	100%	—%	—%	—%	—%	$2,977	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,503	100%	—%	—%	—%	—%	$2,384	100%	—%	—%	—%	—%
UK	1,056	100	—	—	—	—	1,215	100	—	—	—	—
Australia	731	100	—	—	—	—	696	100	—	—	—	—
Germany	595	100	—	—	—	—	542	100	—	—	—	—
Norway	274	100	—	—	—	—	377	100	—	—	—	—
Other	951	100	—	—	—	—	544	100	—	—	—	—
Total foreign covered bonds	$6,110	100%	—%	—%	—%	—%	$5,758	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$2,839	100%	—%	—%	—%	—%	$3,103	100%	—%	—%	—%	—%
France	1,647	100	—	—	—	—	1,665	100	—	—	—	—
UK	1,575	100	—	—	—	—	2,225	100	—	—	—	—
Canada	617	100	—	—	—	—	702	100	—	—	—	—
Singapore	567	100	—	—	—	—	797	100	—	—	—	—
Japan	474	—	100	—	—	—	475	—	100	—	—	—
Spain	299	—	27	73	—	—	214	—	40	60	—	—
Hong Kong	251	100	—	—	—	—	273	100	—	—	—	—
Austria	226	100	—	—	—	—	177	100	—	—	—	—
Italy	217	—	—	100	—	—	390	—	—	100	—	—
Other (c)	433	62	10	—	28	—	343	55	9	—	36	—
Total sovereign debt/sovereign guaranteed	$9,145	87%	7%	5%	1%	—%	$10,364	88%	6%	5%	1%	—%
Foreign government agencies:
Canada	$743	85%	15%	—%	—%	—%	$652	83%	17%	—%	—%	—%
Norway	430	100	—	—	—	—	427	100	—	—	—	—
Netherlands	300	100	—	—	—	—	363	100	—	—	—	—
Sweden	229	100	—	—	—	—	260	100	—	—	—	—
France	231	100	—	—	—	—	240	100	—	—	—	—
Other	376	100	—	—	—	—	299	100	—	—	—	—
Total foreign government agencies	$2,309	95%	5%	—%	—%	—%	$2,241	95%	5%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2023 and Dec. 31, 2022, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $123 million at June 30, 2023 and $123 million at Dec. 31, 2022.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of June 30, 2023 and Dec. 31, 2022 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2023 and/or 2022 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	June 30, 2023				Dec. 31, 2022
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$29	$—	$29	$—	$33	$—	$33
Other assets (b)	—	450	—	450	—	448	—	448
Total assets at fair value on a nonrecurring basis	$—	$479	$—	$479	$—	$481	$—	$481
(a)    The fair value of these loans decreased $3 million in the second quarter of 2023 and was unchanged in the fourth quarter of 2022, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2023 and Dec. 31, 2022, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$118,908	$—	$118,908	$118,908
Interest-bearing deposits with banks	—	12,309	—	12,309	12,316
Federal funds sold and securities purchased under resale agreements	—	35,378	—	35,378	35,378
Securities held-to-maturity	10,148	37,094	—	47,242	53,162
Loans (a)	—	62,768	—	62,768	63,638
Other financial assets	5,720	1,969	—	7,689	7,689
Total	$15,868	$268,426	$—	$284,294	$291,091
Liabilities:
Noninterest-bearing deposits	$—	$67,678	$—	$67,678	$67,678
Interest-bearing deposits	—	219,154	—	219,154	224,367
Federal funds purchased and securities sold under repurchase agreements	—	21,285	—	21,285	21,285
Payables to customers and broker-dealers	—	21,084	—	21,084	21,084
Borrowings	—	2,131	—	2,131	2,131
Long-term debt	—	30,963	—	30,963	32,463
Total	$—	$362,295	$—	$362,295	$369,008
(a)    Does not include the leasing portfolio.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$91,655	$—	$91,655	$91,655
Interest-bearing deposits with banks	—	17,167	—	17,167	17,169
Federal funds sold and securities purchased under resale agreements	—	24,298	—	24,298	24,298
Securities held-to-maturity	10,948	39,044	—	49,992	56,194
Loans (a)	—	64,668	—	64,668	65,230
Other financial assets	5,030	1,817	—	6,847	6,847
Total	$15,978	$238,649	$—	$254,627	$261,393
Liabilities:
Noninterest-bearing deposits	$—	$78,017	$—	$78,017	$78,017
Interest-bearing deposits	—	196,258	—	196,258	200,953
Federal funds purchased and securities sold under repurchase agreements	—	12,335	—	12,335	12,335
Payables to customers and broker-dealers	—	23,435	—	23,435	23,435
Borrowings	—	911	—	911	911
Long-term debt	—	28,977	—	28,977	30,458
Total	$—	$339,933	$—	$339,933	$346,109
(a)    Does not include the leasing portfolio.

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2023	Dec. 31, 2022
(in millions)
Assets of consolidated investment management funds:
Trading assets	$484	$203
Other assets	15	6
Total assets of consolidated investment management funds	$499	$209
Liabilities of consolidated investment management funds:
Other liabilities	$8	$1
Total liabilities of consolidated investment management funds	$8	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $8 million at June 30, 2023 and $10 million at Dec. 31, 2022. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

We perform credit reviews and enter into netting agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2023.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed and foreign covered bonds. At June 30, 2023, $29.4 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $29.7 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2023, $24.2 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $24.2 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2023, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $589 million (notional), with a net pre-tax gain of $5 million recorded in accumulated other comprehensive income (“OCI”). This gain will be reclassified to earnings over the next 12 months.

In 2022, we utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. At June 30, 2023, there were no remaining foreign exchange contracts. Forward points are designated as an excluded component and amortized into earnings over the hedge period.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2023, forward foreign exchange contracts with notional amounts totaling $10.3 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At June 30, 2023, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.
84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q23	1Q23	2Q22	YTD23	YTD22
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$388	$(435)	$866	$(47)	$2,350
Hedged item	Interest revenue	(389)	434	(858)	45	(2,338)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(277)	279	(292)	2	(1,033)
Hedged item	Interest expense	278	(279)	291	(1)	1,031
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	—	—	(1)	—	(2)
Hedged item	Foreign exchange revenue	—	—	2	—	3
Cash flow hedges of forecasted FX exposures
(Loss) reclassified from OCI into income	Staff expense	—	(3)	(1)	(3)	(1)
(Loss) reclassified from OCI into income	Investment and other revenue	(1)	—	—	(1)	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(1)	$(4)	$7	$(5)	$10
(a)    There was no amortization associated with the excluded component in the second quarter of 2023, first quarter of 2023 and first six months of 2023. Includes gains of $1 million in the second quarter of 2022 and first six months of 2022 associated with the amortization of the excluded component.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q23	1Q23	2Q22	YTD23	YTD22		2Q23	1Q23	2Q22	YTD23	YTD22
FX contracts	$(152)	$(111)	$505	$(263)	$648	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2023	Dec. 31, 2022	June 30, 2023	Dec. 31, 2022
Available-for-sale securities (b)	$29,310	$31,370	$(2,406)	$(2,678)
Long-term debt	$23,014	$23,510	$(1,221)	$(1,232)
(a)    Includes a $440 million decrease and less than $1 million increase of basis adjustment on discontinued hedges associated with available-for-sale securities at June 30, 2023 and Dec. 31, 2022, respectively, and $55 million and $48 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2023 and Dec. 31, 2022, respectively.
(b)    Carrying amount represents the amortized cost.
BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2023	Dec. 31, 2022	June 30, 2023	Dec. 31, 2022	June 30, 2023	Dec. 31, 2022
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$53,907	$56,142	$209	$205	$—	$—
Foreign exchange contracts	10,876	10,096	14	114	289	220
Total derivatives designated as hedging instruments			$223	$319	$289	$220
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$244,712	$190,917	$1,142	$1,297	$1,438	$1,584
Foreign exchange contracts	962,813	880,948	6,935	9,433	7,052	9,456
Equity contracts	3,754	2,993	15	102	120	13
Credit contracts	220	200	—	—	6	4
Total derivatives not designated as hedging instruments			$8,092	$10,832	$8,616	$11,057
Total derivatives fair value (d)			$8,315	$11,151	$8,905	$11,277
Effect of master netting agreements (e)			(6,336)	(8,206)	(5,972)	(8,243)
Fair value after effect of master netting agreements			$1,979	$2,945	$2,933	$3,034
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,468 million and $1,104 million, respectively, at June 30, 2023, and $1,786 million and $1,823 million, respectively, at Dec. 31, 2022.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q23	1Q23	2Q22	YTD23	YTD22
Foreign exchange revenue	$158	$176	$222	$334	$429
Other trading revenue	53	45	45	98	50

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were a gain of $8 million in the second quarter of 2023, a loss of $30 million in the second quarter of 2022, gains of $7 million in the first quarter of 2023 and $15 million in the first six months of 2023 and a loss of $43 million in the first six months of 2022.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on
86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

	June 30, 2023	Dec. 31, 2022
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$2,006	$3,069
Collateral posted	$2,680	$3,484
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

Potential close-out exposures (fair value) (a)
	June 30, 2023	Dec. 31, 2022
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$162	$20
Baa2/BBB	$792	$545
Ba1/BB+	$1,411	$1,803
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2023 and Dec. 31, 2022, existing collateral arrangements would have required us to post additional collateral of $243 million and $214 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2023
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,090	$870		$220	$33	$—	$187
Foreign exchange contracts	6,275	5,452		823	147	—	676
Equity and other contracts	15	14		1	—	—	1
Total derivatives subject to netting arrangements	7,380	6,336		1,044	180	—	864
Total derivatives not subject to netting arrangements	935	—		935	—	—	935
Total derivatives	8,315	6,336		1,979	180	—	1,799
Reverse repurchase agreements	158,167	132,196	(b)	25,971	25,855	—	116
Securities borrowing	9,407	—		9,407	9,016	—	391
Total	$175,889	$138,532		$37,357	$35,051	$—	$2,306
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

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2023				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,187	$664		$523	$59	$—	$464
Foreign exchange contracts	6,777	5,235		1,542	176	—	1,366
Equity and other contracts	111	73		38	—	—	38
Total derivatives subject to netting arrangements	8,075	5,972		2,103	235	—	1,868
Total derivatives not subject to netting arrangements	830	—		830	—	—	830
Total derivatives	8,905	5,972		2,933	235	—	2,698
Repurchase agreements	151,707	132,196	(b)	19,511	19,417	94	—
Securities lending	1,774	—		1,774	1,718	—	56
Total	$162,386	$138,168		$24,218	$21,370	$94	$2,754
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2023					Dec. 31, 2022
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$133,632	$759	$911	$683	$135,985	$62,401	$7	$827	$553	$63,788
Agency RMBS	1,939	511	7,357	27	9,834	1,460	493	—	—	1,953
Corporate bonds	102	145	1,167	514	1,928	99	88	782	306	1,275
Sovereign debt/sovereign guaranteed	1,371	—	—	—	1,371	1,008	—	—	—	1,008
State and political subdivisions	31	45	460	194	730	38	49	443	159	689
U.S. government agencies	107	3	3	—	113	161	—	—	—	161
Other debt securities	4	87	44	7	142	13	102	92	7	214
Equity securities	—	20	1,584	—	1,604	—	61	1,681	—	1,742
Total	$137,186	$1,570	$11,526	$1,425	$151,707	$65,180	$800	$3,825	$1,025	$70,830
Securities lending:
Agency RMBS	$109	$—	$—	$—	$109	$110	$—	$—	$—	$110
Other debt securities	39	—	—	—	39	66	—	—	—	66
Equity securities	1,626	—	—	—	1,626	1,651	—	—	—	1,651
Total	$1,774	$—	$—	$—	$1,774	$1,827	$—	$—	$—	$1,827
Total secured borrowings	$138,960	$1,570	$11,526	$1,425	$153,481	$67,007	$800	$3,825	$1,025	$72,657

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2023	Dec. 31, 2022
(in millions)
Lending commitments	$49,485	$49,750
Standby letters of credit (“SBLC”) (a)	1,945	1,918
Commercial letters of credit	46	19
Securities lending indemnifications (b)(c)	457,772	491,043
(a)Net of participations totaling $185 million at June 30, 2023 and $175 million at Dec. 31, 2022.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $63 billion at June 30, 2023 and $64 billion at Dec. 31, 2022.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $44 billion at June 30, 2023 and $43 billion at Dec. 31, 2022.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $29.5 billion in less than one year, $19.8 billion in one to five years and $253 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $145 million at June 30, 2023 and $144 million at Dec. 31, 2022. At June 30, 2023, $1.4 billion of the SBLCs will expire within one year, $537 million in one to five years and $8 million over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2023	Dec. 31, 2022

Investment grade	76%	75%
Non-investment grade	24%	25%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $46 million at June 30, 2023 and $19 million at Dec. 31, 2022.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $91 million at June 30, 2023 and $78 million at Dec. 31, 2022.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications
BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

were secured by collateral of $481 billion at June 30, 2023 and $515 billion at Dec. 31, 2022.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2023 and Dec. 31, 2022, $63 billion and $64 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $66 billion and $68 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2023, we had no unsettled repurchase agreements and $53.0 billion of unsettled reverse repurchase agreements. At Dec. 31, 2022, we had $4.0 billion of unsettled repurchase agreements and $11.3 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2023. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2023
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.1	$17.3	$19.4
Asset managers	1.5	7.9	9.4
Banks	6.9	1.6	8.5
Insurance	0.1	3.8	3.9
Government	—	0.2	0.2
Other	0.4	1.0	1.4
Total	$11.0	$31.8	$42.8

Commercial portfolio exposure (in billions)	June 30, 2023
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.6	$4.0	$4.6
Services and other	0.8	3.4	4.2
Energy and utilities	0.2	3.8	4.0
Media and telecom	0.1	0.7	0.8
Total	$1.7	$11.9	$13.6

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these
92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2023 and Dec. 31, 2022, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2023 and Dec. 31, 2022, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $620 million in
BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Mortgage-Securitization Trusts Proceedings
BNY Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Two actions commenced in December 2015 and February 2017 are pending in New York federal court. An action commenced in December 2014 in New York federal court was dismissed and the dismissal was affirmed on appeal in April 2023. In New York state court, six actions are pending: one case commenced in May 2016; two related cases commenced in September 2021 and October 2022; and three related cases commenced in October 2021, December 2021 and February 2022.

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

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal,
94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020 TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY Mellon have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-
BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

acquisition activity and are cooperating fully with those requests. In August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined as a secondary party in connection with the prosecution of unrelated individual defendants. Trial commenced in September 2019. In March 2020, the court stated that it would refrain from taking action against the subsidiary in order to expedite the conclusion of the trial. The court convicted the unrelated individual defendants, and determined that the cum/ex trading activities of the relevant third-party investment funds were unlawful. In November and December 2020 and February 2023, we received secondary liability notices from the German tax authorities totaling approximately $150 million (at then-prevailing exchange rates) related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. We have appealed the notices. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organization changes in the second quarter of 2023.

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
96 BNY Mellon

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
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,572	$1,025	$774	(a)	$(18)	$3,353	(a)
Net interest revenue (expense)	668	420	39		(27)	1,100
Total revenue (loss)	2,240	1,445	813	(a)	(45)	4,453	(a)
Provision for credit losses	16	7	7		(25)	5
Noninterest expense	1,582	781	677		71	3,111
Income (loss) before income taxes	$642	$657	$129	(a)	$(91)	$1,337	(a)
Pre-tax operating margin (b)	29%	46%	16%		N/M	30%
Average assets	$202,207	$131,657	$27,260		$60,050	$421,174
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $1 million.
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
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million.
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$3,022	$2,039	$1,556	(a)	$(29)	$6,588	(a)
Net interest revenue (expense)	1,334	873	84		(63)	2,228
Total revenue (loss)	4,356	2,912	1,640	(a)	(92)	8,816	(a)
Provision for credit losses	16	7	7		2	32
Noninterest expense	3,138	1,550	1,411		112	6,211
Income (loss) before income taxes	$1,202	$1,355	$222	(a)	$(206)	$2,573	(a)
Pre-tax operating margin (b)	28%	47%	14%		N/M	29%
Average assets	$199,399	$131,899	$27,744		$55,333	$414,375
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $1 million.
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
N/M – Not meaningful.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2023	2022
Transfers from loans to other assets for other real estate owned	$1	$2
Change in assets of consolidated investment management funds	290	266
Change in liabilities of consolidated investment management funds	7	2
Change in nonredeemable noncontrolling interests of consolidated investment management funds	58	189
Securities purchased not settled	164	323
Securities sold not settled	41	64
Available-for-sale securities transferred to held-to-maturity securities	—	906
Premises and equipment/operating lease obligations	183	67
Excise tax on share repurchases	14	—

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

100 BNY Mellon

Forward-looking Statements

Some statements in this Quarterly Report are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, efficiency, expenses, nonperforming assets, products, impacts of currency fluctuations, deposits, securities portfolio, divestments, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth, focus and initiatives.

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
BNY Mellon 101

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
•changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data; and
•risks relating to FDIC special deposits insurance assessments.

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
102 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2023. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2023			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2023
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2023	1,425	$43.91	1,425	$3,682
May 2023	4,864	41.02	4,864	3,482
June 2023	4,353	42.81	4,353	3,296
Second quarter of 2023 (a)	10,642	$42.14	10,642	$3,296	(b)
(a)    Includes 71 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $42.11.
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

Item 5. Other Information.

(c)    Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan, employee stock purchase plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of stock awards, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2023. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 105

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 4, 2023	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

106 BNY Mellon