Form 10-Q
period 2023-09-30
Bank of New York Mellon Corp
filed 2023-11-03
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023
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

As of Sept. 30, 2023, 769,073,278 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2023 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2023 events	4
Highlights of third quarter 2023 results	4
Fee and other revenue	6
Net interest revenue	9
Noninterest expense	12
Income taxes	12
Review of business segments	13
Critical accounting estimates	21
Consolidated balance sheet review	22
Liquidity and dividends	31
Capital	36
Trading activities and risk management	39
Asset/liability management	41
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	43
Recent accounting and regulatory developments	47
Website information	49

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	50
Consolidated Comprehensive Income Statement (unaudited)	52
Consolidated Balance Sheet (unaudited)	53
Consolidated Statement of Cash Flows (unaudited)	54
Consolidated Statement of Changes in Equity (unaudited)	55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$956	$1,031	$319	$2,892	$1,853
Basic earnings per share	$1.23	$1.31	$0.39	$3.66	$2.29
Diluted earnings per share	$1.22	$1.30	$0.39	$3.65	$2.28

Fee and other revenue	$3,358	$3,354	$3,353	$9,947	$10,011
Net interest revenue	1,016	1,100	926	3,244	2,448
Total revenue	$4,374	$4,454	$4,279	$13,191	$12,459

Return on common equity (annualized)	10.5%	11.6%	3.5%	10.8%	6.8%
Return on tangible common equity (annualized) – Non-GAAP (a)	20.5%	22.6%	7.5%	21.1%	14.0%

Fee revenue as a percentage of total revenue	74%	73%	76%	73%	78%

Non-U.S. revenue as a percentage of total revenue	36%	37%	35%	36%	35%

Pre-tax operating margin	29%	30%	15%	29%	21%

Net interest margin	1.18%	1.20%	1.05%	1.23%	0.89%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.18%	1.20%	1.05%	1.23%	0.90%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$45.7	$46.9	$42.2	$45.7	$42.2
Assets under management (“AUM”) at period end (in billions) (d)	$1,821	$1,906	$1,776	$1,821	$1,776

Average common shares and equivalents outstanding (in thousands):
Basic	777,813	787,718	811,304	789,609	810,703
Diluted	781,781	790,725	814,516	793,364	814,214

Selected average balances:
Interest-earning assets	$339,044	$362,049	$352,062	$349,789	$365,279
Total assets	$397,492	$421,174	$415,670	$408,685	$431,074
Interest-bearing deposits	$209,641	$215,057	$203,659	$209,624	$215,271
Noninterest-bearing deposits	$52,467	$62,152	$84,804	$61,438	$88,952
Long-term debt	$31,161	$31,970	$28,449	$31,129	$26,754
Preferred stock	$4,838	$4,838	$4,838	$4,838	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,983	$35,769	$35,942	$35,787	$36,483

Other information at period end:
Cash dividends per common share	$0.42	$0.37	$0.37	$1.16	$1.05
Common dividend payout ratio	35%	29%	95%	32%	46%
Common dividend yield (annualized)	3.9%	3.3%	3.8%	3.6%	3.6%
Closing stock price per common share	$42.65	$44.52	$38.52	$42.65	$38.52
Market capitalization	$32,801	$34,671	$31,135	$32,801	$31,135
Book value per common share	$46.98	$46.35	$43.18	$46.98	$43.18
Tangible book value per common share – Non-GAAP (a)	$24.66	$24.17	$21.55	$24.66	$21.55
Full-time employees	53,600	53,200	51,100	53,600	51,100
Common shares outstanding (in thousands)	769,073	778,782	808,280	769,073	808,280
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2023	June 30, 2023	Dec. 31, 2022
Average liquidity coverage ratio (“LCR”)	121%	120%	118%
Average net stable funding ratio (“NSFR”)	136%	136%	N/A	(e)

Regulatory capital ratios: (f)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.4%	11.1%	11.2%
Tier 1 capital ratio	14.4	14.0	14.1
Total capital ratio	15.2	14.8	14.9
Standardized Approach:
CET1 ratio	11.9%	11.8%	11.3%
Tier 1 capital ratio	15.1	15.0	14.4
Total capital ratio	16.1	16.0	15.3

Tier 1 leverage ratio	6.1%	5.7%	5.8%
Supplementary leverage ratio (“SLR”)	7.2	7.0	6.8

BNY Mellon shareholders’ equity to total assets ratio	10.1%	9.5%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.9	8.4	8.8
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.5 trillion at Sept. 30, 2023, $1.6 trillion at June 30, 2023 and $1.4 trillion at Sept. 30, 2022.
(d)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(e)    The reporting requirement for the average NSFR became effective in the second quarter of 2023. For additional information on our NSFR, see “Liquidity and dividends” beginning on page 31.
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

Key third quarter 2023 events

Increase in cash dividend on common stock

In July, our Board of Directors approved a 14% increase in the quarterly cash dividend on our common stock, from $0.37 to $0.42 per share.

Highlights of third quarter 2023 results

Net income applicable to common shareholders was $956 million, or $1.22 per diluted common share, in the third quarter of 2023, including the impact of notable items. Notable items in the third quarter of 2023 include severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $992 million (Non-GAAP), or $1.27 (Non-GAAP) per diluted common share, in the third quarter of 2023. Net income applicable to common shareholders was $319 million, or $0.39 per diluted common share, in the third quarter of 2022, including the impact of notable items. Notable items in the third quarter of 2022 include goodwill impairment in the Investment Management reporting unit, a disposal gain (reflected in investment and other revenue), severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $983
4 BNY Mellon

million (Non-GAAP), or $1.21 (Non-GAAP) per diluted common share, in the third quarter of 2022.

The highlights below are based on the third quarter of 2023 compared with the third quarter of 2022, unless otherwise noted.

•Total revenue of $4.4 billion increased 2%, primarily reflecting:
•Fee revenue was flat, primarily reflecting higher market values, net new business and the favorable impact of a weaker U.S. dollar, partially offset by the impact of the Alcentra divestiture, the mix of cumulative AUM flows and lower foreign exchange volatility and volumes. (See “Fee and other revenue” beginning on page 6.)
•Net interest revenue increased 10%, primarily reflecting higher interest rates, partially offset by changes in balance sheet size and mix. (See “Net interest revenue” on page 9.)
•Provision for credit losses was $3 million, compared with a benefit of $30 million. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 29.)
•Noninterest expense decreased 16%, primarily related to the third quarter 2022 goodwill impairment associated with the Investment Management reporting unit. Excluding notable items, noninterest expense increased 3% (Non-GAAP), primarily reflecting higher investments and revenue-related expenses, and the unfavorable impact of a weaker U.S. dollar, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and the impact of the Alcentra divestiture. (See “Noninterest expense” on page 12.)
•Effective tax rate of 18.8%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 10.5% for the third quarter of 2023.
•Return on tangible common equity (“ROTCE”) was 20.5% (Non-GAAP) for the third quarter of 2023.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $45.7 trillion increased 8%, primarily reflecting higher market values, client inflows, the favorable impact of a weaker U.S. dollar and net new business.
•AUM of $1.8 trillion increased 3%, primarily reflecting the favorable impact of a weaker U.S. dollar and higher market values, partially offset by the divestiture of Alcentra.

Capital and liquidity

•Our CET1 ratio calculated under the Advanced Approaches was 11.4% at Sept. 30, 2023 and 11.1% at June 30, 2023. The increase primarily reflects capital generated through earnings and lower risk-weighted assets (“RWAs”), partially offset by capital deployed through common stock repurchases and dividends. (See “Capital” beginning on page 36.)
•Tier 1 leverage was 6.1% at Sept. 30, 2023 and 5.7% at June 30, 2023. The increase primarily reflects lower average assets. (See “Capital” beginning on page 36.)
•Returned $783 million to common shareholders, including $450 million of common share repurchases.

Highlights of our principal business segments

Securities Services
•Total revenue increased 1%.
•Income before income taxes decreased 7%.
•Pre-tax operating margin of 23%.

Market and Wealth Services
•Total revenue increased 6%.
•Income before income taxes was flat.
•Pre-tax operating margin of 44%.

Investment and Wealth Management
•Total revenue decreased 4%.
•Income before income taxes increased to $164 million from $(497) million.
•Pre-tax operating margin of 20%; adjusted pre-tax operating margin – Non-GAAP of 22%.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures”
BNY Mellon 5

beginning on page 43 for a reconciliation of the Non-GAAP measure. See “Review of business segments” and Note 19 of the Notes to Consolidated Financial Statements f
or additional information on our business segments.

Fee and other revenue

Fee and other revenue								YTD23
(dollars in millions, unless otherwise noted)				3Q23 vs.				vs.
	3Q23	2Q23	3Q22	2Q23	3Q22	YTD23	YTD22	YTD22
Investment services fees	$2,230	$2,252	$2,157	(1)%	3%	$6,601	$6,356	4%
Investment management and performance fees (a)	777	762	800	2	(3)	2,315	2,516	(8)
Foreign exchange revenue	154	158	203	(3)	(24)	488	632	(23)
Financing-related fees	45	50	43	(10)	5	147	132	11
Distribution and servicing fees	39	35	33	11	18	107	97	10
Total fee revenue	3,245	3,257	3,236	—	—	9,658	9,733	(1)
Investment and other revenue	113	97	117	N/M	N/M	289	278	N/M
Total fee and other revenue	$3,358	$3,354	$3,353	—%	—%	$9,947	$10,011	(1)%

Fee revenue as a percentage of total revenue	74%	73%	76%			73%	78%

AUC/A at period end (in trillions) (b)	$45.7	$46.9	$42.2	(3)%	8%	$45.7	$42.2	8%
AUM at period end (in billions) (c)	$1,821	$1,906	$1,776	(4)%	3%	$1,821	$1,776	3%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at Sept. 30, 2023, $1.6 trillion at June 30, 2023 and $1.4 trillion at Sept. 30, 2022.
(c)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue was flat compared with the third quarter of 2022 and the second quarter of 2023. Compared with the third quarter of 2022, higher investment services fees were offset by lower foreign exchange revenue and investment management and performance fees. Compared with the second quarter of 2023, lower investment services fees were offset by higher investment management and performance fees.

Investment and other revenue decreased $4 million compared with the third quarter of 2022 and increased $16 million compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects a disposal gain recorded in the third quarter of 2022, a strategic equity investment loss and net securities losses, partially offset by debt extinguishment gains, higher other trading revenue and improved seed capital results. The increase compared with the second quarter of 2023 primarily reflects debt extinguishment gains and higher other trading revenue, partially offset by strategic equity investment losses and net securities losses.

Investment services fees

Investment services fees increased 3% compared with the third quarter of 2022 and decreased 1% compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher market values, higher clearance volumes and collateral management balances and higher fees on sweep balances, partially offset by lost business in Pershing. The decrease compared with the second quarter of 2023 primarily reflects lower Depositary Receipts revenue, partially offset by higher fees on sweep balances and higher clearance volumes and collateral management balances.

AUC/A totaled $45.7 trillion at Sept. 30, 2023, an increase of 8% compared with Sept. 30, 2022, primarily reflecting higher market values, client inflows, the favorable impact of a weaker U.S. dollar and net new business. AUC/A consisted of 34% equity securities and 66% fixed income securities at Sept. 30, 2023, and 33% equity securities and 67% fixed income securities at Sept. 30, 2022.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.
6 BNY Mellon

Investment management and performance fees

Investment management and performance fees decreased 3% compared with the third quarter of 2022 and increased 2% compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects the impact of the Alcentra divestiture and the mix of cumulative AUM flows, partially offset by higher market values and performance fees. The increase compared with the second quarter of 2023 primarily reflects the timing of performance fees. Performance fees were $30 million in the third quarter of 2023 and $10 million in the third quarter of 2022 and second quarter of 2023. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 5% compared with the third quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of Non-GAAP measures.

AUM was $1.8 trillion at Sept. 30, 2023, an increase of 3% compared with Sept. 30, 2022, primarily reflecting the favorable impact of a weaker U.S. dollar and higher market values, partially offset by the divestiture of Alcentra.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 24% compared with the third quarter of 2022 and 3% compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects lower volatility and volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 5% compared with the third quarter of 2022 and decreased 10% compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher fees on standby letters of credit and commitments, partially offset by lower underwriting fees. The decrease compared with the second quarter of 2023 primarily reflects lower underwriting fees.

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
BNY Mellon 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	3Q23	2Q23	3Q22	YTD23	YTD22
(Loss) income from consolidated investment management funds	$(11)	$10	$(7)	$4	$(51)
Seed capital (losses) gains (a)	(4)	7	(11)	11	(43)
Other trading revenue	86	53	65	184	115
Renewable energy investments (losses)	(45)	(45)	(44)	(122)	(132)
Corporate/bank-owned life insurance	29	23	32	79	93
Other investments (losses) gains (b)	(9)	10	13	(8)	152
Disposal gains (losses)	2	(1)	37	—	37
Expense reimbursements from joint venture	29	31	27	89	80
Other income	55	9	4	72	22
Net securities (losses) gains	(19)	—	1	(20)	5
Total investment and other revenue	$113	$97	$117	$289	$278
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The decrease in total investment and other revenue compared with the third quarter of 2022 primarily reflects a disposal gain recorded in the third quarter of 2022, a strategic equity investment loss and net securities losses, partially offset by debt extinguishment gains, higher other trading revenue and improved seed capital results. The increase compared with the second quarter of 2023 primarily reflects debt extinguishment gains and higher other trading revenue, partially offset by strategic equity investment losses and net securities losses.

Year-to-date 2023 compared with year-to-date 2022

Fee revenue decreased 1% compared with the first nine months of 2022, primarily reflecting lower investment management and performance fees and foreign exchange revenue, partially offset by higher investment services fees. The 8% decrease in investment management and performance fees primarily reflects the impact of the Alcentra divestiture, the mix of cumulative AUM flows and lower market values, partially offset by the abatement of money market fee waivers and higher performance fees. The 23% decrease in foreign exchange revenue primarily reflects lower volatility and volumes. The 4% increase in investment services fees primarily reflects the abatement of money market fee waivers, the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022, higher clearance volumes and collateral management balances, net new business in Asset Servicing and higher fees on sweep balances, partially offset by lower client activity, and lost business in Pershing.

Investment and other revenue increased $11 million compared with the first nine months of 2022, primarily reflecting higher other trading revenue, improved seed capital results and debt extinguishment gains, partially offset by strategic equity investment gains recorded in the first nine months of 2022, a disposal gain recorded in the third quarter of 2022 and net securities losses.
8 BNY Mellon

Net interest revenue

Net interest revenue									YTD23
				3Q23 vs.					vs.
(dollars in millions)	3Q23	2Q23	3Q22	2Q23	3Q22		YTD23	YTD22	YTD22
Net interest revenue	$1,016	$1,100	$926	(8)%	10%		$3,244	$2,448	33%
Add: Tax equivalent adjustment	—	1	3	N/M	N/M		1	9	N/M
Net interest revenue (FTE) – Non-GAAP (a)	$1,016	$1,101	$929	(8)%	9%		$3,245	$2,457	32%

Average interest-earning assets	$339,044	$362,049	$352,062	(6)%	(4)%		$349,789	$365,279	(4)%

Net interest margin	1.18%	1.20%	1.05%	(2) bps	13	bps	1.23%	0.89%	34	bps
Net interest margin (FTE) – Non-GAAP (a)	1.18%	1.20%	1.05%	(2) bps	13	bps	1.23%	0.90%	33	bps
(a)    Net interest revenue (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest revenue increased 10% compared with the third quarter of 2022 and decreased 8% compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher interest rates, partially offset by changes in balance sheet size and mix. The decrease compared with the second quarter of 2023 primarily reflects changes in balance sheet size and mix, partially offset by higher interest rates.

Net interest margin increased 13 basis points compared with the third quarter of 2022 and decreased 2 basis points compared with the second quarter of 2023. The changes compared with the third quarter of 2022 and the second quarter of 2023 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 4% compared with the third quarter of 2022 and decreased 6% compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects lower securities and loan balances and interest-bearing deposits with banks. The decrease was partially offset by higher interest-bearing deposits with the Federal Reserve and other central banks. The decrease compared with the second quarter of 2023 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, securities and interest-bearing deposits with banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2023. Approximately 45% of the average non-U.S. dollar deposits in the third quarter of 2023 were euro-denominated.

Year-to-date 2023 compared with year-to-date 2022

Net interest revenue increased 33% compared with the first nine months of 2022, primarily driven by higher interest rates, partially offset by lower deposit balances. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets decreased 4% compared with the first nine months of 2022, primarily reflecting lower securities and loan balances and interest-bearing deposits with banks. The decrease was partially offset by larger interest-bearing deposits with the Federal Reserve and other central banks.
BNY Mellon 9

Average balances and interest rates	Quarter ended
	Sept. 30, 2023			June 30, 2023			Sept. 30, 2022
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$98,767	$1,153	4.57%	$114,578	$1,241	4.29%	$91,836	$288	1.23%
Interest-bearing deposits with banks	12,287	125	4.04	13,919	128	3.68	16,298	67	1.62
Federal funds sold and securities purchased under resale agreements (a)	26,915	2,066	30.47	26,989	1,776	26.38	22,971	321	5.55
Loans	63,962	1,029	6.39	63,459	957	6.05	68,082	581	3.39
Securities:
U.S. government obligations	32,224	250	3.08	34,147	247	2.90	40,829	179	1.75
U.S. government agency obligations	59,481	426	2.87	61,565	428	2.78	62,819	300	1.91
State and political subdivisions (b)	13	1	4.42	13	—	4.45	1,982	12	2.39
Other securities (b)	39,861	393	3.93	40,976	367	3.59	42,642	204	1.90
Total investment securities (b)	131,579	1,070	3.24	136,701	1,042	3.05	148,272	695	1.87
Trading securities (b)	5,534	76	5.49	6,403	81	5.02	4,603	35	3.06
Total securities (b)	137,113	1,146	3.33	143,104	1,123	3.14	152,875	730	1.91
Total interest-earning assets (b)	$339,044	$5,519	6.45%	$362,049	$5,225	5.77%	$352,062	$1,987	2.24%
Noninterest-earning assets	58,448			59,125			63,608
Total assets	$397,492			$421,174			$415,670

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$209,641	$1,911	3.62%	$215,057	$1,739	3.24%	$203,659	$488	0.95%
Federal funds purchased and securities sold under repurchase agreements (a)	21,512	1,956	36.07	26,282	1,729	26.39	12,297	250	8.05
Trading liabilities	3,959	48	4.80	3,893	43	4.46	3,550	23	2.52
Other borrowed funds	540	6	4.47	2,702	32	4.60	504	1	1.15
Commercial paper	7	—	4.13	5	—	5.11	5	—	2.34
Payables to customers and broker-dealers	13,515	147	4.30	14,801	143	3.85	18,030	48	1.07
Long-term debt	31,161	435	5.52	31,970	438	5.45	28,449	248	3.43
Total interest-bearing liabilities	$280,335	$4,503	6.37%	$294,710	$4,124	5.61%	$266,494	$1,058	1.57%
Total noninterest-bearing deposits	52,467			62,152			84,804
Other noninterest-bearing liabilities	23,790			23,625			23,547
Total liabilities	356,592			380,487			374,845
Total The Bank of New York Mellon Corporation shareholders’ equity	40,821			40,607			40,780
Noncontrolling interests	79			80			45
Total liabilities and equity	$397,492			$421,174			$415,670
Net interest revenue (FTE) – Non-GAAP (b)(c)		$1,016			$1,101			$929
Net interest margin (FTE) – Non-GAAP (b)(c)			1.18%			1.20%			1.05%
Less: Tax equivalent adjustment		—			1			3
Net interest revenue – GAAP		$1,016			$1,100			$926
Net interest margin – GAAP			1.18%			1.20%			1.05%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $126 billion for the third quarter of 2023, $113 billion for the second quarter of 2023 and $35 billion for the third quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.36% for the third quarter of 2023, 5.10% for the second quarter of 2023 and 2.21% for the third quarter of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.26% for the third quarter of 2023, 4.99% for the second quarter of 2023 and 2.11% for the third quarter of 2022. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2023			Sept. 30, 2022
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$102,762	$3,247	4.17%	$98,310	$389	0.52%
Interest-bearing deposits with banks	14,129	393	3.72	17,189	114	0.88
Federal funds sold and securities purchased under resale agreements (a)	26,187	4,833	24.68	24,715	474	2.56
Loans	63,563	2,852	6.00	67,980	1,211	2.38
Securities:
U.S. government obligations	35,050	776	2.95	40,988	363	1.19
U.S. government agency obligations	61,098	1,259	2.75	64,922	803	1.65
State and political subdivisions (b)	16	1	5.71	2,126	36	2.22
Other securities (b)	41,080	1,098	3.57	43,929	461	1.40
Total investment securities (b)	137,244	3,134	3.05	151,965	1,663	1.46
Trading securities (b)	5,904	227	5.15	5,120	79	2.07
Total securities (b)	143,148	3,361	3.13	157,085	1,742	1.48
Total interest-earning assets (b)	$349,789	$14,686	5.59%	$365,279	$3,930	1.44%
Noninterest-earning assets	58,896			65,795
Total assets	$408,685			$431,074

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$209,624	$5,016	3.20%	$215,271	$541	0.34%
Federal funds purchased and securities sold under repurchase agreements (a)	22,048	4,577	27.75	12,589	339	3.60
Trading liabilities	3,629	121	4.47	3,385	37	1.46
Other borrowed funds	1,317	41	4.08	467	6	1.85
Commercial paper	4	—	4.55	5	—	1.41
Payables to customers and broker-dealers	15,077	418	3.70	17,099	57	0.45
Long-term debt	31,129	1,268	5.39	26,754	493	2.44
Total interest-bearing liabilities	$282,828	$11,441	5.40%	$275,570	$1,473	0.71%
Total noninterest-bearing deposits	61,438			88,952
Other noninterest-bearing liabilities	23,734			25,097
Total liabilities	368,000			389,619
Total The Bank of New York Mellon Corporation shareholders’ equity	40,625			41,321
Noncontrolling interests	60			134
Total liabilities and equity	$408,685			$431,074
Net interest revenue (FTE) – Non-GAAP (b)(c)		$3,245			$2,457
Net interest margin (FTE) – Non-GAAP (b)(c)			1.23%			0.90%
Less: Tax equivalent adjustment		1			9
Net interest revenue – GAAP		$3,244			$2,448
Net interest margin – GAAP			1.23%			0.89%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $101 billion for the first nine months of 2023 and $40 billion for the first nine months of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.10% for the first nine months of 2023 and 0.98% for the first nine months of 2022. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.99% for the first nine months of 2023 and 0.86% for the first nine months of 2022. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest revenue” on page 9 for the reconciliation of this Non-GAAP measure.

BNY Mellon 11

Noninterest expense

Noninterest expense								YTD23
				3Q23 vs.				vs.
(dollars in millions)	3Q23	2Q23	3Q22	2Q23	3Q22	YTD23	YTD22	YTD22
Staff	$1,755	$1,718	$1,673	2%	5%	$5,264	$4,998	5%
Software and equipment	452	450	421	—	7	1,331	1,225	9
Professional, legal and other purchased services	368	378	363	(3)	1	1,121	1,112	1
Net occupancy	140	121	124	16	13	380	371	2
Sub-custodian and clearing	121	119	124	2	(2)	358	373	(4)
Distribution and servicing	87	93	88	(6)	(1)	265	257	3
Business development	36	47	34	(23)	6	122	107	14
Bank assessment charges	37	41	35	(10)	6	118	107	10
Goodwill impairment	—	—	680	N/M	N/M	—	680	N/M
Amortization of intangible assets	15	14	17	7	(12)	43	51	(16)
Other	78	130	120	(40)	(35)	298	516	(42)
Total noninterest expense	$3,089	$3,111	$3,679	(1)%	(16)%	$9,300	$9,797	(5)%

Full-time employees at period end	53,600	53,200	51,100	1%	5%	53,600	51,100	5%

Total noninterest expense decreased 16% primarily related to the third quarter 2022 goodwill impairment associated with the Investment Management reporting unit. Excluding notable items, noninterest expense increased 3% (Non-GAAP) primarily reflecting higher investments and revenue-related expenses, and the unfavorable impact of a weaker U.S. dollar, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings and the impact of the Alcentra divestiture. The investments, net of savings, are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Total noninterest expense decreased 1% compared with the second quarter of 2023, primarily reflecting the favorable impact of efficiency savings and lower litigation reserves, partially offset by higher investments, severance and revenue-related expenses.

Year-to-date 2023 compared with year-to-date 2022

Noninterest expense decreased 5% primarily related to the third quarter 2022 goodwill impairment associated with the Investment Management reporting unit. Excluding notable items, noninterest expense increased 2% (Non-GAAP) compared with the first nine months of 2022, primarily reflecting higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings, the impact of the Alcentra divestiture and the favorable impact of a stronger U.S. dollar.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.

Income taxes

BNY Mellon recorded an income tax provision of $241 million (18.8% effective tax rate) in the third quarter of 2023. We recorded an income tax provision of $242 million in the third quarter of 2022. The effective tax rate was 38.4% in the third quarter of 2022, or 19.5% (Non-GAAP) excluding notable items, primarily goodwill impairment. We recorded an income tax provision of $270 million (20.2% effective tax rate) in the second quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.
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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassification or organizational changes in the third quarter of 2023.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At Sept. 30, 2023, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY Mellon 13

Securities Services business segment

										YTD23
(dollars in millions, unless otherwise noted)						3Q23 vs.				vs.
	3Q23	2Q23	1Q23	4Q22	3Q22	2Q23	3Q22	YTD23	YTD22	YTD22
Revenue:
Investment services fees:
Asset Servicing	$984	$991	$948	$971	$953	(1)%	3%	$2,923	$2,947	(1)%
Issuer Services	281	319	236	271	288	(12)	(2)	836	738	13
Total investment services fees	1,265	1,310	1,184	1,242	1,241	(3)	2	3,759	3,685	2
Foreign exchange revenue	107	124	139	149	132	(14)	(19)	370	435	(15)
Other fees (a)	52	54	55	55	52	(4)	—	161	147	10
Total fee revenue	1,424	1,488	1,378	1,446	1,425	(4)	—	4,290	4,267	1
Investment and other revenue	65	84	72	70	111	N/M	N/M	221	221	N/M
Total fee and other revenue	1,489	1,572	1,450	1,516	1,536	(5)	(3)	4,511	4,488	1
Net interest revenue	600	668	666	656	538	(10)	12	1,934	1,372	41
Total revenue	2,089	2,240	2,116	2,172	2,074	(7)	1	6,445	5,860	10
Provision for credit losses	19	16	—	11	(6)	N/M	N/M	35	(3)	N/M
Noninterest expense (excluding amortization of intangible assets)	1,577	1,575	1,548	1,568	1,549	—	2	4,700	4,698	—
Amortization of intangible assets	8	7	8	8	8	14	—	23	25	(8)
Total noninterest expense	1,585	1,582	1,556	1,576	1,557	—	2	4,723	4,723	—
Income before income taxes	$485	$642	$560	$585	$523	(24)%	(7)%	$1,687	$1,140	48%

Pre-tax operating margin	23%	29%	26%	27%	25%			26%	19%

Securities lending revenue (b)	$46	$47	$48	$50	$48	(2)%	(4)%	$141	$132	7%

Total revenue by line of business:
Asset Servicing	$1,593	$1,706	$1,664	$1,681	$1,596	(7)%	—%	$4,963	$4,642	7%
Issuer Services	496	534	452	491	478	(7)	4	1,482	1,218	22
Total revenue by line of business	$2,089	$2,240	$2,116	$2,172	$2,074	(7)%	1%	$6,445	$5,860	10%

Selected average balances:
Average loans	$11,236	$11,283	$10,939	$11,850	$11,573	—%	(3)%	$11,154	$11,042	1%
Average deposits	$162,509	$172,863	$167,209	$176,541	$176,328	(6)%	(8)%	$167,510	$186,500	(10)%

Selected metrics:
AUC/A at period end (in trillions) (c)	$32.3	$33.2	$32.6	$31.4	$30.0	(3)%	8%
Market value of securities on loan at period end (in billions) (d)	$406	$415	$441	$449	$435	(2)%	(7)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.5 trillion at Sept. 30, 2023, $1.6 trillion at June 30, 2023, $1.5 trillion at March 31, 2023 and Dec. 31, 2022 and $1.4 trillion at Sept. 30, 2022.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $63 billion at Sept. 30, 2023, $66 billion at June 30, 2023, $69 billion at March 31, 2023, $68 billion at Dec. 31, 2022 and $75 billion at Sept. 30, 2022.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $32.3 trillion of AUC/A at Sept. 30, 2023. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

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

Review of financial results

AUC/A of $32.3 trillion increased 8% compared with Sept. 30, 2022, primarily reflecting higher market values and the favorable impact of a weaker U.S. dollar.

Total revenue of $2.1 billion increased 1% compared with the third quarter of 2022 and decreased 7% compared with the second quarter of 2023. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.6 billion was flat compared with the third quarter of 2022 and decreased 7% compared with the second quarter of 2023. The comparison with the third quarter of 2022 primarily reflects a third quarter 2022 disposal gain, lower foreign exchange revenue and a strategic equity investment loss, partially offset by higher net interest revenue and market values and net new business. The decrease compared with the second quarter of 2023 primarily reflects lower net interest revenue, lower foreign exchange revenue and a strategic equity investment loss.

Issuer Services revenue of $496 million increased 4% compared with the third quarter of 2022 and decreased 7% compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher net interest revenue. The decrease compared with the second quarter of 2023 primarily reflects lower Depositary Receipts revenue.

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

Noninterest expense of $1.6 billion increased 2% compared with the third quarter of 2022 and was flat compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher investments and the impact of inflation, partially offset by the favorable impact of efficiency savings.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $6.4 billion increased 10% compared with the first nine months of 2022. Asset Servicing revenue of $5.0 billion increased 7%, primarily reflecting higher net interest revenue, net new business and the abatement of money market fee waivers, partially offset by lower foreign exchange revenue and client activity, and a third quarter 2022 disposal gain. Issuer Services revenue of $1.5 billion increased 22%, primarily reflecting higher net interest revenue, the accelerated amortization of deferred costs for depositary receipts services related to Russia recorded in the first quarter of 2022 and the abatement of money market fee waivers.

Noninterest expense of $4.7 billion was unchanged compared with the first nine months of 2022, primarily reflecting the favorable impact of efficiency savings and lower litigation reserves, partially offset by higher investments as well as the impact of inflation.
BNY Mellon 15

Market and Wealth Services business segment

										YTD23
(dollars in millions, unless otherwise noted)						3Q23 vs.				vs.
	3Q23	2Q23	1Q23	4Q22	3Q22	2Q23	3Q22	YTD23	YTD22	YTD22
Revenue:
Investment services fees:
Pershing	$506	$496	$499	$502	$494	2%	2%	$1,501	$1,406	7%
Treasury Services	172	172	168	170	173	—	(1)	512	519	(1)
Clearance and Collateral Management	277	265	260	249	239	5	16	802	722	11
Total investment services fees	955	933	927	921	906	2	5	2,815	2,647	6
Foreign exchange revenue	21	21	18	20	20	—	5	60	68	(12)
Other fees (a)	51	55	54	47	49	(7)	4	160	129	24
Total fee revenue	1,027	1,009	999	988	975	2	5	3,035	2,844	7
Investment and other revenue	16	16	15	15	14	N/M	N/M	47	25	N/M
Total fee and other revenue	1,043	1,025	1,014	1,003	989	2	5	3,082	2,869	7
Net interest revenue	402	420	453	396	378	(4)	6	1,275	1,014	26
Total revenue	1,445	1,445	1,467	1,399	1,367	—	6	4,357	3,883	12
Provision for credit losses	6	7	—	6	(1)	N/M	N/M	13	1	N/M
Noninterest expense (excluding amortization of intangible assets)	806	779	768	783	735	3	10	2,353	2,141	10
Amortization of intangible assets	2	2	1	2	2	—	—	5	6	(17)
Total noninterest expense	808	781	769	785	737	3	10	2,358	2,147	10
Income before income taxes	$631	$657	$698	$608	$631	(4)%	—%	$1,986	$1,735	14%

Pre-tax operating margin	44%	46%	48%	43%	46%			46%	45%

Total revenue by line of business:
Pershing	$699	$686	$693	$673	$658	2%	6%	$2,078	$1,864	11%
Treasury Services	389	402	412	382	390	(3)	—	1,203	1,101	9
Clearance and Collateral Management	357	357	362	344	319	—	12	1,076	918	17
Total revenue by line of business	$1,445	$1,445	$1,467	$1,399	$1,367	—%	6%	$4,357	$3,883	12%

Selected average balances:
Average loans	$37,496	$36,432	$36,854	$39,843	$40,882	3%	(8)%	$36,930	$41,791	(12)%
Average deposits	$84,000	$85,407	$86,040	$86,083	$90,612	(2)%	(7)%	$85,141	$93,658	(9)%

Selected metrics:
AUC/A at period end (in trillions) (b)	$13.1	$13.4	$13.7	$12.7	$12.0	(2)%	9%

Pershing:
AUC/A at period end (in trillions)	$2.4	$2.4	$2.4	$2.3	$2.1	—%	14%
Net new assets (U.S. platform) (in billions) (c)	$23	$(34)	$37	$42	$45	N/M	N/M
Average active clearing accounts (in thousands)	7,979	7,946	7,849	7,603	7,466	—%	7%

Treasury Services:
Average daily U.S. dollar payment volumes	233,620	233,931	236,322	246,189	234,468	—%	—%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,706	$6,044	$5,626	$5,451	$5,457	(6)%	5%
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
16 BNY Mellon

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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.7 trillion serviced globally, including approximately $4.6 trillion of the U.S. tri-party repo market at Sept. 30, 2023.

Review of financial results

AUC/A of $13.1 trillion increased 9% compared with Sept. 30, 2022, primarily reflecting net client inflows and higher market values.

Total revenue of $1.4 billion increased 6% compared with the third quarter of 2022 and was unchanged compared with the second quarter of 2023. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $699 million increased 6% compared with the third quarter of 2022 and 2% compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher net interest revenue and higher fees on sweep balances, partially offset by lost business. The increase compared with the second quarter of 2023 primarily reflects higher fees on sweep balances.

Treasury Services revenue of $389 million was flat compared with the third quarter of 2022 and decreased 3% compared with the second quarter of 2023. The decrease compared with the second quarter of 2023 primarily reflects lower net interest revenue.

Clearance and Collateral Management revenue of $357 million increased 12% compared with the third quarter of 2022 and was unchanged compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects higher clearance volumes and collateral management balances. Compared with the second quarter of 2023, higher clearance volumes and collateral management balances were offset by lower net interest revenue.

Noninterest expense of $808 million increased 10% compared with the third quarter of 2022 and 3% compared with the second quarter of 2023. The increases primarily reflect higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $4.4 billion increased 12% compared with the first nine months of 2022. Pershing revenue of $2.1 billion increased 11%, primarily reflecting the abatement of money market fee waivers, higher net interest revenue and higher fees on sweep balances, partially offset by lower client activity and lost business. Treasury Services revenue of $1.2 billion increased 9%, primarily reflecting higher net interest revenue. Clearance and Collateral Management revenue of $1.1 billion increased 17%, primarily reflecting higher net interest revenue, U.S. collateral management balances and U.S. government clearance volumes.

Noninterest expense of $2.4 billion increased 10% compared with the first nine months of 2022, primarily reflecting higher investments and revenue-related expenses, as well as the impact of inflation, partially offset by the favorable impact of efficiency savings.
BNY Mellon 17

Investment and Wealth Management business segment

												YTD23
							3Q23 vs.					vs.
(dollars in millions)	3Q23	2Q23	1Q23	4Q22	3Q22		2Q23	3Q22	YTD23	YTD22		YTD22
Revenue:
Investment management fees	$746	$750	$752	$754	$788		(1)%	(5)%	$2,248	$2,461		(9)%
Performance fees	30	10	22	26	10		N/M	N/M	62	49		27
Investment management and performance fees (a)	776	760	774	780	798		2	(3)	2,310	2,510		(8)
Distribution and servicing fees	62	58	55	54	55		7	13	175	138		27
Other fees (b)	(50)	(56)	(53)	(58)	(45)		N/M	N/M	(159)	(75)		N/M
Total fee revenue	788	762	776	776	808		3	(2)	2,326	2,573		(10)
Investment and other revenue (c)	1	12	6	(3)	(3)		N/M	N/M	19	(24)		N/M
Total fee and other revenue (c)	789	774	782	773	805		2	(2)	2,345	2,549		(8)
Net interest revenue	38	39	45	52	57		(3)	(33)	122	176		(31)
Total revenue	827	813	827	825	862		2	(4)	2,467	2,725		(9)
Provision for credit losses	(9)	7	—	1	3		N/M	N/M	(2)	—		N/M
Noninterest expense (excluding goodwill impairment and amortization of intangible assets)	667	672	729	693	669		(1)	—	2,068	2,102		(2)
Goodwill impairment	—	—	—	—	680		N/M	N/M	—	680		N/M
Amortization of intangible assets	5	5	5	6	7		—	(29)	15	20		(25)
Total noninterest expense	672	677	734	699	1,356		(1)	(50)	2,083	2,802		(26)
Income (loss) before income taxes	$164	$129	$93	$125	$(497)		27%	N/M	$386	$(77)		N/M

Pre-tax operating margin	20%	16%	11%	15%	(57)%				16%	(3)%
Adjusted pre-tax operating margin – Non-GAAP (d)	22%	18%	13%	17%	(64)%	(e)			18%	(3)%	(e)

Total revenue by line of business:
Investment Management	$557	$546	$557	$550	$579		2%	(4)%	$1,660	$1,840		(10)%
Wealth Management	270	267	270	275	283		1	(5)	807	885		(9)
Total revenue by line of business	$827	$813	$827	$825	$862		2%	(4)%	$2,467	$2,725		(9)%

Average balances:
Average loans	$13,519	$13,995	$13,960	$14,404	$14,482		(3)%	(7)%	$13,823	$13,937		(1)%
Average deposits	$13,578	$15,410	$16,144	$16,416	$17,225		(12)%	(21)%	$15,035	$20,157		(25)%
(a)    On a constant currency basis, investment management and performance fees decreased 5% (Non-GAAP) compared with the third quarter of 2022. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.
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
N/M – Not meaningful.
18 BNY Mellon

AUM trends						3Q23 vs.
(dollars in billions)	3Q23	2Q23	1Q23	4Q22	3Q22	2Q23	3Q22
AUM by product type: (a)
Equity	$133	$145	$142	$135	$125	(8)%	6%
Fixed income	190	203	207	198	205	(6)	(7)
Index	425	440	408	395	366	(3)	16
Liability-driven investments	534	579	604	570	546	(8)	(2)
Multi-asset and alternative investments	156	162	161	153	181	(4)	(14)
Cash	383	377	386	385	353	2	8
Total AUM	$1,821	$1,906	$1,908	$1,836	$1,776	(4)%	3%

Changes in AUM: (a)
Beginning balance of AUM	$1,906	$1,908	$1,836	$1,776	$1,937
Net inflows (outflows):
Long-term strategies:
Equity	(3)	(3)	(4)	(5)	(5)
Fixed income	(7)	(4)	4	(12)	(3)
Liability-driven investments	1	(3)	10	19	30
Multi-asset and alternative investments	(4)	(1)	(3)	(4)	2
Total long-term active strategies (outflows) inflows	(13)	(11)	7	(2)	24
Index	(2)	2	(2)	(4)	(1)
Total long-term strategies (outflows) inflows	(15)	(9)	5	(6)	23
Short-term strategies:
Cash	7	(9)	—	27	(2)
Total net (outflows) inflows	(8)	(18)	5	21	21
Net market impact	(50)	(3)	52	18	(118)
Net currency impact	(27)	19	15	53	(64)
Divestiture	—	—	—	(32)	—
Ending balance of AUM	$1,821	$1,906	$1,908	$1,836	$1,776	(4)%	3%

Wealth Management client assets (b)	$292	$286	$279	$269	$256	2%	14%
(a)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(b)    Includes AUM and AUC/A in the Wealth Management line of business.

Business segment description

Our Investment and Wealth Management business segment consists of two distinct lines of business: Investment Management and Wealth Management. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. BNY Mellon Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. See pages 19 and 20 of our 2022 Annual Report for additional information on our Investment and Wealth Management business segment.

Review of financial results

AUM increased 3% compared with Sept. 30, 2022, primarily reflecting the favorable impact of a weaker
U.S. dollar and higher market values, partially offset by the divestiture of Alcentra.

Net long-term strategy outflows were $15 billion in the third quarter of 2023, driven by fixed income, multi-asset and alternative investments and equity investments. Short-term strategy inflows were $7 billion in the third quarter of 2023. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $827 million decreased 4% compared with the third quarter of 2022 and increased 2% compared with the second quarter of 2023. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $557 million decreased 4% compared with the third quarter of 2022 and increased 2% compared with the second quarter of 2023. The decrease compared with the
BNY Mellon 19

third quarter of 2022 primarily reflects the impact of the Alcentra divestiture and the mix of cumulative AUM flows, partially offset by higher performance fees and market values, and the favorable impact of a weaker U.S. dollar. The increase compared with the second quarter of 2023 primarily reflects the timing of performance fees.

Wealth Management revenue of $270 million decreased 5% compared with the third quarter of 2022 and increased 1% compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects lower net interest revenue and changes in product mix, partially offset by higher market values. The increase compared with the second quarter of 2023 primarily reflects higher market values.

Revenue generated in the Investment and Wealth Management business segment included 33% from non-U.S. sources in the third quarter of 2023, compared with 33% in the third quarter of 2022 and 30% in the second quarter of 2023.

Noninterest expense of $672 million decreased 50% compared with the third quarter of 2022 and 1% compared with the second quarter of 2023. The decrease compared with the third quarter of 2022 primarily reflects the third quarter 2022 goodwill impairment in the Investment Management reporting unit and the impact of the Alcentra divestiture, partially offset by higher investments and the unfavorable impact of a weaker U.S. dollar.

Year-to-date 2023 compared with year-to-date 2022

Total revenue of $2.5 billion decreased 9% compared with the first nine months of 2022. Investment Management revenue of $1.7 billion decreased 10%, primarily reflecting the impact of the Alcentra divestiture, the mix of cumulative AUM flows and lower market values, partially offset by the abatement of money market fee waivers and improved seed capital results. Wealth Management revenue of $807 million decreased 9%, primarily reflecting lower net interest revenue and changes in product mix.

Noninterest expense of $2.1 billion decreased 26% compared with the first nine months of 2022, primarily reflecting the third quarter 2022 goodwill impairment in the Investment Management reporting unit, the impact of the Alcentra divestiture and the favorable impact of efficiency savings, partially offset by higher revenue-related expenses and higher investments, as well as the impact of inflation.

Other segment

(in millions)	3Q23	2Q23	1Q23	4Q22	3Q22	YTD23	YTD22
Fee revenue	$6	$(2)	$3	$12	$28	$7	$49
Investment and other revenue	28	(16)	(14)	(442)	(5)	(2)	69
Total fee and other revenue	34	(18)	(11)	(430)	23	5	118
Net interest expense	(24)	(27)	(36)	(48)	(47)	(87)	(114)
Total revenue	10	(45)	(47)	(478)	(24)	(82)	4
Provision for credit losses	(13)	(25)	27	2	(26)	(11)	21
Noninterest expense	24	71	41	153	29	136	125
(Loss) before income taxes	$(1)	$(91)	$(115)	$(633)	$(27)	$(207)	$(142)

Average loans and leases	$1,711	$1,749	$1,508	$1,267	$1,145	$1,656	$1,210

See page 21 of our 2022 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.
Total revenue increased $34 million compared with the third quarter of 2022 and $55 million compared with the second quarter of 2023. The increase compared with the third quarter of 2022 primarily reflects debt extinguishment gains, partially offset by net securities losses.

The provision for credit losses was a benefit of $13 million in the third quarter of 2023, primarily
20 BNY Mellon

reflecting a reduction in reserves related to financial institutions.

Noninterest expense decreased $5 million compared with the third quarter of 2022 and $47 million compared with the second quarter of 2023. The decrease compared with the second quarter of 2023 primarily reflects lower litigation reserves.

Year-to-date 2023 compared with year-to-date 2022

Loss before income taxes increased $65 million compared with the first nine months of 2022. Total fee and other revenue decreased $113 million, primarily reflecting lower strategic equity investment gains and net securities losses, partially offset by debt extinguishment gains.

Noninterest expense increased $11 million compared with the first nine months of 2022, primarily reflecting higher staff expense.

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

In the third quarter of 2023, due to the results of the second quarter 2023 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.0 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 2%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept. 30, 2023. The discount rate applied to these cash flows was 10.5%.

As of Sept. 30, 2023, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At Sept. 30, 2023, total assets were $405 billion, compared with $406 billion at Dec. 31, 2022. The decrease in total assets was primarily driven by lower securities and interest-bearing deposits with banks, partially offset by higher interest-bearing deposits with the Federal Reserve and other central banks. Deposits totaled $277 billion at Sept. 30, 2023, compared with $279 billion at Dec. 31, 2022. The decrease reflects lower noninterest-bearing (principally in U.S. offices) and interest-bearing deposits in non-U.S. offices, partially offset by higher interest-bearing deposits in U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 63% at Sept. 30, 2023 and 58% at Dec. 31, 2022.

At Sept. 30, 2023, available funds totaled $152 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $138 billion at Dec. 31, 2022. Total available funds as a percentage of total assets was 37% at Sept. 30, 2023 and 34% at Dec. 31, 2022. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $128 billion, or 32% of total assets, at Sept. 30, 2023, compared with $143 billion, or 35% of total assets, at Dec. 31, 2022. The decrease primarily reflects lower U.S. Treasury securities and agency residential mortgage-backed securities (“RMBS”), partially offset by higher U.S. government agencies and collateralized loan obligations (“CLOs”). For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $66.3 billion, or 16% of total assets, at Sept. 30, 2023, compared with $66.1 billion, or 16% of total assets, at Dec. 31, 2022. The increase was driven by higher loans to financial institutions and other residential mortgages, partially offset by lower overdrafts. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $29 billion at Sept. 30, 2023 and $30 billion at Dec. 31, 2022. Maturities and repurchases, and a decrease in the fair value of hedged long-term debt were partially offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $41 billion at Sept. 30, 2023 and Dec. 31, 2022. For additional information, see “Capital.”
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

Country risk exposure at Sept. 30, 2023	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$17.0	$0.7		$0.9	$3.9	$0.3	$22.8
United Kingdom (“UK”)	10.7	0.7		1.7	2.9	2.3	18.3
Japan	8.2	1.0		—	0.4	0.3	9.9
Belgium	7.8	0.9		0.1	0.7	—	9.5
Canada	—	1.8		0.4	3.9	1.3	7.4
Australia	—	2.0		0.3	0.7	0.5	3.5
South Korea	0.1	—		2.2	0.2	0.5	3.0
Luxembourg	0.1	0.1		1.5	—	1.2	2.9
France	—	—		0.2	1.8	0.7	2.7
Ireland	0.1	0.1		0.4	—	1.6	2.2
Total Top 10 country exposure	$44.0	$7.3		$7.7	$14.5	$8.7	$82.2	(d)

Select country exposure:
Brazil	$—	$—		$0.9	$0.1	$0.3	$1.3
Russia	—	0.4	(e)	—	—	—	0.4
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

We are monitoring our exposure to Israel as part of our internal country risk management process. At Sept. 30, 2023, our total exposure to Israel was $187 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.
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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2023		3Q23 change in unrealized gain (loss)	Sept. 30, 2023			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$38,052		$(961)	$41,341	$35,850		87%	$(5,491)		18%	100%	—%	—%	—%	—%
U.S. Treasury	33,818		18	32,689	31,439		96	(1,250)		59	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	11,441		(64)	11,739	10,927		93	(812)		45	100	—	—	—	—
Sovereign debt/sovereign guaranteed (d)	10,662		75	10,648	10,168		95	(480)		28	90	5	4	1	—
Supranational	8,742		24	8,498	8,239		97	(259)		65	100	—	—	—	—
CLOs	6,765		48	6,948	6,908		99	(40)		100	100	—	—	—	—
U.S. government agencies	6,745		(66)	7,213	6,630		92	(583)		43	100	—	—	—	—
Foreign covered bonds (e)	6,133		22	6,364	6,137		96	(227)		59	100	—	—	—	—
Non-agency commercial MBS	3,031		(6)	3,315	3,012		91	(303)		55	100	—	—	—	—
Foreign government agencies/local governments (f)	2,380		29	2,334	2,243		96	(91)		40	92	8	—	—	—
Non-agency RMBS	1,895		(27)	1,953	1,763		90	(190)		47	85	3	—	6	6
Other asset-backed securities (“ABS”)	1,043		6	1,026	922		90	(104)		14	100	—	—	—	—
State and political subdivisions	11		(1)	12	10		85	(2)		—	—	—	3	—	97
Other	1		—	1	1		100	—		—	—	—	—	—	100
Total securities	$130,719	(g)	$(903)	$134,081	$124,249	(g)	93%	$(9,832)	(g)(h)	44%	99%	1%	—%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Primarily consists of exposure to Germany, France, UK, Canada, Singapore and Belgium.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany and Norway.
(f)    Primarily consists of exposure to Canada, Norway, the Netherlands, Sweden and Finland.
(g)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $2,406 million at June 30, 2023 and $2,820 million at Sept. 30, 2023.
(h)    At Sept. 30, 2023, includes pre-tax net unrealized losses of $3,036 million related to available-for-sale securities, net of hedges, and $6,796 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $2,293 million and the after-tax equivalent related to held-to-maturity securities is $5,182 million.

The fair value of our securities portfolio, including related hedges, was $124.2 billion at Sept. 30, 2023, compared with $139.3 billion at Dec. 31, 2022. The decrease primarily reflects lower U.S. Treasury securities and agency RMBS, partially offset by higher U.S. government agencies and CLOs.

At Sept. 30, 2023, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $9.8 billion, compared with $9.4 billion at Dec. 31, 2022. The increase in the unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates, partially offset by securities moving closer to maturity.

The fair value of the available-for-sale securities totaled $80.0 billion at Sept. 30, 2023, net of hedges, or 64% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $44.2 billion at Sept. 30, 2023, or 36% of the securities portfolio, net of hedges.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.3 billion at Sept. 30, 2023, compared with $2.4 billion at Dec. 31, 2022. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

24 BNY Mellon

At Sept. 30, 2023, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2022.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	3Q23	2Q23	3Q22
Amortizable purchase premium, net of discount	$973	$1,028	$1,386
Net amortization	$45	$42	$82
(a)    Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	Sept. 30, 2023			Dec. 31, 2022
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$10.4	$31.8	$42.2	$9.7	$31.7	$41.4
Commercial	1.9	11.4	13.3	1.7	11.7	13.4
Wealth management loans	9.4	0.6	10.0	10.3	0.6	10.9
Wealth management mortgages	9.2	0.2	9.4	9.0	0.2	9.2
Commercial real estate	6.7	3.4	10.1	6.2	3.9	10.1
Lease financings	0.6	—	0.6	0.7	—	0.7
Other residential mortgages	1.0	—	1.0	0.4	—	0.4
Overdrafts	3.6	—	3.6	4.8	—	4.8
Capital call financing	3.5	3.2	6.7	3.4	3.5	6.9
Other	2.8	—	2.8	3.0	—	3.0
Margin loans	17.2	—	17.2	16.9	—	16.9
Total	$66.3	$50.6	$116.9	$66.1	$51.6	$117.7

At Sept. 30, 2023, our total lending-related exposure of $116.9 billion decreased 1% compared with Dec. 31, 2022, primarily reflecting lower overdrafts and exposure in the wealth management loan portfolio, partially offset by higher exposure in the financial institutions and other residential mortgage portfolios.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 47% of our total exposure at Sept. 30, 2023 and Dec. 31, 2022. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 25

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2023					Dec. 31, 2022
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$1.7	$17.2	$18.9	95%	99%	$1.6	$17.5	$19.1
Asset managers	1.5	8.0	9.5	97	81	1.6	7.6	9.2
Banks	6.8	1.5	8.3	85	97	6.1	1.5	7.6
Insurance	0.1	3.9	4.0	100	12	0.1	3.8	3.9
Government	—	0.2	0.2	100	42	—	0.2	0.2
Other	0.3	1.0	1.3	97	30	0.3	1.1	1.4
Total	$10.4	$31.8	$42.2	94%	84%	$9.7	$31.7	$41.4

The financial institutions portfolio exposure was $42.2 billion at Sept. 30, 2023, an increase of 2% compared with Dec. 31, 2022, primarily reflecting higher exposure in the banks portfolio.

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

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At Sept. 30, 2023, 55% of the exposure to financial institutions had an expiration within 90 days, compared with 17% at Dec. 31, 2022.

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

The asset managers portfolio exposure is high quality, with 97% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2023. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to global trade finance. These exposures are short term in nature, with 97% due in less than one year. The investment grade percentage of our banks portfolio exposure was 85% at Sept. 30, 2023, compared with 86% at Dec. 31, 2022. Our non-investment grade exposures are primarily trade finance loans in Brazil.

26 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2023					Dec. 31, 2022
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$1.1	$3.4	$4.5	98%	34%	$0.8	$3.2	$4.0
Manufacturing	0.5	3.6	4.1	96	15	0.5	4.1	4.6
Energy and utilities	0.3	3.7	4.0	91	5	0.3	3.7	4.0
Media and telecom	—	0.7	0.7	87	—	0.1	0.7	0.8
Total	$1.9	$11.4	$13.3	95%	18%	$1.7	$11.7	$13.4

The commercial portfolio exposure was $13.3 billion at Sept. 30, 2023, a decrease of 1% from Dec. 31, 2022, primarily reflecting lower exposure in the manufacturing and media and telecom portfolios, partially offset by higher exposure in the services and other portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2023	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022
Financial institutions	94%	94%	95%	95%	96%
Commercial	95%	95%	95%	95%	95%

Wealth management loans

Our wealth management loan exposure was $10.0 billion at Sept. 30, 2023, compared with $10.9 billion at Dec. 31, 2022. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.4 billion at Sept. 30, 2023, compared with $9.2 billion at Dec. 31, 2022. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At Sept. 30, 2023, less than 1% of the mortgages were past due.

At Sept. 30, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

BNY Mellon 27

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2023		Dec. 31, 2022
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.2	86%	$4.1	85%
Office	2.6	74	2.8	75
Retail	0.8	65	0.9	58
Mixed use	0.8	30	0.8	33
Hotels	0.6	40	0.6	42
Healthcare	0.5	58	0.4	49
Other	0.6	71	0.5	66
Total commercial real estate	$10.1	72%	$10.1	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at Sept. 30, 2023 and Dec. 31, 2022. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At Sept. 30, 2023, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At Sept. 30, 2023, our commercial real estate portfolio consisted of the following concentrations: New York metro – 36%; REITs and real estate operating companies – 28%; and other – 36%.

Lease financings

The lease financings portfolio exposure totaled $633 million at Sept. 30, 2023 and $657 million at Dec. 31, 2022. At Sept. 30, 2023, 100% of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at Sept. 30, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at Sept. 30, 2023 was $750 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination.

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

28 BNY Mellon

Margin loans

Margin loan exposure of $17.2 billion at Sept. 30, 2023 and $16.9 billion at Dec. 31, 2022 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $6 billion at Sept. 30, 2023 and Dec. 31, 2022 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2023	June 30, 2023	Dec. 31, 2022	Sept. 30, 2022
(dollars in millions)
Beginning balance of allowance for credit losses	$323	$320	$280	$310
Provision for credit losses	3	5	20	(30)
Net (charge-offs) recoveries:
Loans:
Other residential mortgages	—	(1)	1	1
Other financial instruments	(1)	(1)	(9)	(1)
Net (charge-offs) recoveries	(1)	(2)	(8)	—
Ending balance of allowance for credit losses	$325	$323	$292	$280

Allowance for loan losses	$211	$191	$176	$164
Allowance for lending-related commitments	85	91	78	72
Allowance for other financial instruments (a)	29	41	38	44
Total allowance for credit losses	$325	$323	$292	$280

Total loans, at period end	$66,290	$64,469	$66,063	$69,829

Allowance for loan losses as a percentage of total loans	0.32%	0.30%	0.27%	0.23%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.45%	0.44%	0.38%	0.34%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $3 million in the third quarter of 2023, compared with a benefit of $30 million in the third quarter of 2022.

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

Allocation of allowance for loan losses and lending-related commitments (a)	Sept. 30, 2023		June 30, 2023		Dec. 31, 2022		Sept. 30, 2022
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$222	75%	$199	71%	$184	72%	$176	74%
Commercial	32	10	21	7	18	7	17	7
Financial institutions	22	7	32	11	24	9	20	8
Wealth management mortgages	9	3	15	5	12	5	9	4
Other residential mortgages	6	2	9	3	8	3	8	3
Capital call financing	3	1	4	1	6	2	4	2
Lease financings	1	1	1	1	1	1	1	1
Wealth management loans	1	1	1	1	1	1	1	1
Total	$296	100%	$282	100%	$254	100%	$236	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at Sept. 30, 2023, June 30, 2023, Dec. 31, 2022 and Sept. 30, 2022.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the credit ratings assigned to each borrower, as well as macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio. Thus, as the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $47 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $83 million. Our multi-scenario-based macroeconomic forecast used in determining the Sept. 30, 2023 allowance for credit losses consisted of three scenarios. The baseline scenario reflects slightly negative GDP growth through the fourth quarter of 2023 before moderating, slightly rising unemployment and declining commercial real estate prices through the end of 2024. The upside scenario reflects faster GDP growth, slightly declining unemployment and higher commercial real estate prices compared with the baseline. The downside scenario contemplates negative GDP growth through the second quarter of 2024 with subsequent stabilization, as well as rapidly increasing unemployment through 2024 and sharply lower commercial real estate prices than the baseline. In the third quarter of 2023, we placed the most weight on our downside scenario, followed by the baseline scenario, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at Sept. 30, 2023, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $83 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2023	Dec. 31, 2022
(dollars in millions)
Nonperforming loans:
Other residential mortgages	$24	$31
Wealth management mortgages	22	22
Commercial real estate	—	54
Total nonperforming loans	46	107
Other assets owned	2	2
Total nonperforming assets	$48	$109
Nonperforming assets ratio	0.07%	0.16%
Allowance for loan losses/nonperforming loans	458.7	164.5
Allowance for loan losses/nonperforming assets	439.6	161.5
Allowance for loan losses and lending-related commitments/nonperforming loans	643.5	237.4
Allowance for loan losses and lending-related commitments/nonperforming assets	616.7	233.0

30 BNY Mellon

Nonperforming assets were $48 million at Sept. 30, 2023, a decrease of $61 million, compared with $109 million at Dec. 31, 2022. The decrease reflects lower nonperforming commercial real estate loans.

Deposits

Total deposits were $277.5 billion at Sept. 30, 2023, a decrease of 1%, compared with $279.0 billion at Dec. 31, 2022. The decrease reflects lower noninterest-bearing (principally in U.S. offices) and interest-bearing deposits in non-U.S. offices, partially offset by higher interest-bearing deposits in U.S. offices.

Noninterest-bearing deposits were $60.6 billion at Sept. 30, 2023, compared with $78.0 billion at Dec. 31, 2022. Interest-bearing deposits were primarily demand deposits and totaled $216.9 billion at Sept. 30, 2023, compared with $201.0 billion at Dec. 31, 2022.

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
BNY Mellon 31

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

The following table presents our total available funds at period end and on an average basis.

Available funds	Sept. 30, 2023	Dec. 31, 2022	Average
(dollars in millions)			3Q23	2Q23	3Q22	YTD23	YTD22
Cash and due from banks	$4,904	$5,030	$5,183	$5,295	$5,089	$5,390	$5,585
Interest-bearing deposits with the Federal Reserve and other central banks	107,419	91,655	98,767	114,578	91,836	102,762	98,310
Interest-bearing deposits with banks	12,999	17,169	12,287	13,919	16,298	14,129	17,189
Federal funds sold and securities purchased under resale agreements	26,299	24,298	26,915	26,989	22,971	26,187	24,715
Total available funds	$151,621	$138,152	$143,152	$160,781	$136,194	$148,468	$145,799
Total available funds as a percentage of total assets	37%	34%	36%	38%	33%	36%	34%

Total available funds were $151.6 billion at Sept. 30, 2023, compared with $138.2 billion at Dec. 31, 2022. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower interest-bearing deposits with banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper, were $27.0 billion for the first nine months of 2023, compared with $16.4 billion for the first nine months of 2022. The increase primarily reflects federal funds purchased and securities sold under repurchase agreements and other borrowed funds.

Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $88.9 billion for the first nine months of 2023, compared with $103.0 billion for the first nine months of 2022. Average interest-bearing domestic deposits were $120.8 billion for the first nine months of 2023, compared with $112.3 billion for the first nine months of 2022. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $15.1 billion for the first nine months of 2023 and $17.1 billion for the first nine months of 2022. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.1 billion for the first nine months of 2023 and $26.8 billion for the first nine months of 2022.

Average noninterest-bearing deposits decreased to $61.4 billion for the first nine months of 2023 from $89.0 billion for the first nine months of 2022, primarily reflecting client activity.

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
32 BNY Mellon

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at Sept. 30, 2023
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1	(a)	A	AA-		AA
Subordinated debt	A2	(a)	A-	A		AA (low)
Preferred stock	Baa1	(a)	BBB	BBB+		A
Outlook – Parent	(a)		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	(a)	AA-	AA		AA (high)
Subordinated debt	NR	(a)	A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P1		A-1+	F1+		R-1 (high)
Commercial paper	P1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)(b)	AA-	AA	(b)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P1		A-1+	F1+		R-1 (high)

Outlook – Banks	(a)		Stable	Stable		Stable
(a)    Ratings under review.
(b)    Represents senior debt issuer default rating.
NR – Not rated.

During the third quarter of 2023, Moody’s Investor Service (“Moody’s”) placed the long-term issuer ratings, debt ratings, counterparty risk ratings and counterparty risk assessments of the Parent and our rated subsidiaries on review for downgrade. Moody’s also affirmed all Prime-1 short-term ratings of the Parent and rated subsidiaries as well as the long-term deposit ratings for The Bank of New York Mellon and BNY Mellon, N.A.

Long-term debt totaled $29.2 billion at Sept. 30, 2023 and $30.5 billion at Dec. 31, 2022. Maturities and repurchases totaling $5.5 billion and a decrease in the fair value of hedged long-term debt were partially offset by issuances of $4.5 billion. Long-term debt of $600 million will mature in the remainder of 2023.

In October, the Parent issued $900 million of fixed to floating rate senior notes maturing in 2029. The annual fixed interest rate is 6.317% from issuance to, but excluding, Oct. 25, 2028, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 159.8 basis points. The Parent also issued $1.1 billion of fixed to floating rate senior notes maturing in 2034. The annual fixed interest rate is 6.474% from issuance to, but excluding, Oct. 25, 2033, and then an annual interest rate of the compounded SOFR plus 184.5 basis points.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2023 and Dec. 31, 2022, $1.3 billion and $780 million, respectively, of notes were outstanding. At Sept. 30, 2023 and Dec. 31, 2022, $387 million and $122 million, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at Sept. 30, 2023 and Dec. 31, 2022. The average commercial paper outstanding was $4 million for the first nine months of 2023 and $5 million for the first nine months of 2022.

Subsequent to Sept. 30, 2023, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $2.2 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2023, nonbank subsidiaries of the Parent had liquid assets of approximately $4.4 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and
BNY Mellon 33

Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2022 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. Average borrowings under this line were less than $1 million in the third quarter of 2023. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $256 million in aggregate. Average borrowings under these lines were $15 million in the third quarter of 2023.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 74% of total revenue in the third quarter of 2023, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 118.7% at Sept. 30, 2023 and 120.5% at Dec. 31, 2022, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In August 2023, a quarterly dividend of $0.42 per common share was paid to common shareholders. Our common stock dividend payout ratio was 35% for the third quarter of 2023.

In the third quarter of 2023, we repurchased 10.0 million common shares at an average price of $45.03 per common share, for a total cost of $450 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	Sept. 30, 2023	June 30, 2023
(dollars in billions)
Cash (a)	$107	$118
Securities (b)	70	93
Total consolidated HQLA (c)	$177	$211

Total consolidated HQLA – average (c)	$180	$198
Average consolidated LCR	121%	120%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $140 billion at Sept. 30, 2023 and $151 billion at June 30, 2023, and averaged $129 billion for the third quarter of 2023 and $141 billion for the second quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2023.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY Mellon. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 136% for the third quarter of 2023 and 136% for the second quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the third quarter of 2023.
34 BNY Mellon

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

Net cash provided by operating activities was $8.0 billion in the nine months ended Sept. 30, 2023, compared with $12.1 billion in the nine months ended Sept. 30, 2022. In the nine months ended Sept. 30, 2023, cash flows provided by operations primarily resulted from earnings and changes in accruals and other, net. In the nine months ended Sept. 30, 2022, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings.

Net cash used for investing activities was $4.5 billion in the nine months ended Sept. 30, 2023, compared with $5.3 billion in the nine months ended Sept. 30, 2022. In the nine months ended Sept. 30, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements, partially offset by changes in investment securities. In the nine months ended Sept. 30, 2022, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by changes in federal funds sold and securities purchased under resale agreements.

Net cash used for financing activities was $7.3 billion in the nine months ended Sept. 30, 2023, compared with $7.5 billion in the nine months ended Sept. 30, 2022. In the nine months ended Sept. 30, 2023, net cash used for financing activities primarily resulted from changes in payables to customers and broker-dealers and repayments, redemptions and repurchases of long-term debt, partially offset by the net proceeds from the issuance of long-term debt. In the nine months ended Sept. 30, 2022, net cash used for financing activities primarily resulted from changes in deposits, repayments of long-term debt and changes in payables to customers and broker-dealers, partially offset by proceeds from the issuance of long-term debt.
BNY Mellon 35

Capital

Capital data	Sept. 30, 2023	June 30, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio	10.1%	9.5%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio	8.9%	8.4%	8.8%
Total BNY Mellon shareholders’ equity	$40,966	$40,933	$40,734
Total BNY Mellon common shareholders’ equity	$36,128	$36,095	$35,896
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$18,964	$18,821	$18,686
Book value per common share	$46.98	$46.35	$44.40
Tangible book value per common share – Non-GAAP (a)	$24.66	$24.17	$23.11
Closing stock price per common share	$42.65	$44.52	$45.52
Market capitalization	$32,801	$34,671	$36,800
Common shares outstanding	769,073	778,782	808,445

Cash dividends per common share	$0.42	$0.37	$0.37
Common dividend payout ratio	35%	29%	60%
Common dividend yield (annualized)	3.9%	3.3%	3.2%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity increased to $41.0 billion at Sept. 30, 2023 from $40.7 billion at Dec. 31, 2022. The increase primarily reflects earnings, partially offset by common stock repurchase activity and dividends.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $2.3 billion at Sept. 30, 2023, compared with $2.4 billion at Dec. 31, 2022. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

In the first nine months of 2023, we repurchased 45.8 million common shares at an average price of $47.06 per common share for a total of $2.2 billion.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This new share repurchase plan replaced all previously authorized share repurchase plans.

In July 2023, our Board of Directors approved a 14% increase in the quarterly cash dividend on common stock, from $0.34 to $0.42 per share. The increased quarterly cash dividend was paid on Aug. 10, 2023.

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
36 BNY Mellon

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2023					June 30, 2023	Dec. 31, 2022
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.4%	11.1%	11.2%
Tier 1 capital ratio	6%		10		14.4	14.0	14.1
Total capital ratio	10		12		15.2	14.8	14.9
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.9%	11.8%	11.3%
Tier 1 capital ratio	6%		10		15.1	15.0	14.4
Total capital ratio	10		12		16.1	16.0	15.3
Tier 1 leverage ratio	N/A	(c)	4		6.1	5.7	5.8
SLR (d)	N/A	(c)	5		7.2	7.0	6.8

The Bank of New York Mellon regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	6.5%		7%		15.8%	15.6%	15.6%
Tier 1 capital ratio	8		8.5		15.8	15.6	15.6
Total capital ratio	10		10.5		15.9	15.7	15.7
Tier 1 leverage ratio	5		4		6.6	6.2	6.2
SLR (d)	6		3		8.3	8.2	7.7
(a)    Minimum requirements for Sept. 30, 2023 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge is 1.5%. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Advanced Approaches was 11.4% at Sept. 30, 2023 and 11.2% at Dec. 31, 2022. The increase was primarily driven by capital generated through earnings and lower RWAs, partially offset by capital deployed through common stock repurchases and dividends.

The Tier 1 leverage ratio was 6.1% at Sept. 30, 2023 and 5.8% at Dec. 31, 2022. The increase primarily reflects lower average assets.

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
BNY Mellon 37

future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	Sept. 30, 2023	June 30, 2023	Dec. 31, 2022
(in millions)
CET1:
Common shareholders’ equity	$36,128	$36,095	$35,896
Adjustments for:
Goodwill and intangible assets (a)	(17,164)	(17,274)	(17,210)
Net pension fund assets	(353)	(350)	(317)
Embedded goodwill	(273)	(278)	(279)
Deferred tax assets	(63)	(58)	(56)
Other	(11)	(8)	(2)
Total CET1	18,264	18,127	18,032
Other Tier 1 capital:
Preferred stock	4,838	4,838	4,838
Other	(9)	(8)	(14)
Total Tier 1 capital	$23,093	$22,957	$22,856
Tier 2 capital:
Subordinated debt	$1,248	$1,248	$1,248
Allowance for credit losses	325	323	291
Other	(6)	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,567	1,565	1,528
Excess of expected credit losses	78	61	50
Less: Allowance for credit losses	325	323	291
Total Tier 2 capital – Advanced Approaches	$1,320	$1,303	$1,287
Total capital:
Standardized Approach	$24,660	$24,522	$24,384
Advanced Approaches	$24,413	$24,260	$24,143

Risk-weighted assets:
Standardized Approach	$153,363	$153,359	$159,096
Advanced Approaches:
Credit Risk	$86,836	$89,894	$90,243
Market Risk	3,072	2,629	2,979
Operational Risk	70,550	71,013	68,450
Total Advanced Approaches	$160,458	$163,536	$161,672

Average assets for Tier 1 leverage ratio	$379,630	$403,206	$396,643
Total leverage exposure for SLR	$318,865	$326,215	$336,049
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q23
(in millions)
CET1 – Beginning of period	$18,127
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	956
Goodwill and intangible assets, net of related deferred tax liabilities	110
Gross CET1 generated	1,066
Capital deployed:
Common stock repurchases	(450)
Common stock dividends (a)	(333)
Total capital deployed	(783)
Other comprehensive gain (loss):
Unrealized (loss) on assets available-for-sale	(15)
Foreign currency translation	(185)
Defined benefit plans	(3)
Total other comprehensive (loss)	(203)
Additional paid-in capital (b)	67
Other additions (deductions):
Net pension fund assets	(3)
Embedded goodwill	5
Deferred tax assets	(5)
Other	(7)
Total other (deductions)	(10)
Net CET1 generated	137
CET1 – End of period	$18,264
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2023 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2023
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	7	bps	8	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	7		10
Advanced Approaches	6		9

Total capital:
Standardized Approach	7		11
Advanced Approaches	6		10

Tier 1 leverage	3		2

SLR	3		2
38 BNY Mellon

Stress capital buffer

In July 2023, the Federal Reserve announced that BNY Mellon’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2023 through Sept. 30, 2024. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2022 Annual Report for additional information.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2023
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	30.6%
As a percentage of total leverage exposure	7.5%	9.5%	15.4%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	14.6%
As a percentage of total leverage exposure	4.5%	N/A	7.3%
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
BNY Mellon 39

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

VaR (a)	3Q23			Sept. 30, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$2.6	$1.9	$4.6	$2.4
Foreign exchange	2.5	2.0	3.2	2.1
Equity	0.1	—	0.3	0.2
Credit	1.2	0.9	1.7	1.3
Diversification	(4.3)	N/M	N/M	(4.1)
Overall portfolio	2.1	1.3	3.2	1.9

VaR (a)	2Q23			June 30, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.1	$2.0	$5.1	$2.6
Foreign exchange	3.0	2.0	4.5	2.3
Equity	0.1	—	0.3	0.1
Credit	1.4	1.0	2.0	1.3
Diversification	(4.6)	N/M	N/M	(4.0)
Overall portfolio	3.0	1.8	4.9	2.3

VaR (a)	3Q22			Sept. 30, 2022
(in millions)	Average	Minimum	Maximum
Interest rate	$4.1	$2.6	$7.5	$3.3
Foreign exchange	3.9	2.7	7.1	4.7
Equity	0.2	0.1	0.5	0.2
Credit	1.9	1.0	4.4	3.9
Diversification	(5.6)	N/M	N/M	(7.1)
Overall portfolio	4.5	2.5	7.7	5.0

VaR (a)	YTD23
(in millions)	Average	Minimum	Maximum
Interest rate	$3.2	$1.9	$7.6
Foreign exchange	3.0	2.0	5.7
Equity	0.1	—	0.3
Credit	1.4	0.7	3.5
Diversification	(4.7)	N/M	N/M
Overall portfolio	3.0	1.3	8.9

VaR (a)	YTD22
(in millions)	Average	Minimum	Maximum
Interest rate	$4.4	$1.6	$9.3
Foreign exchange	3.6	2.2	10.2
Equity	0.3	—	0.9
Credit	1.9	1.0	4.4
Diversification	(4.8)	N/M	N/M
Overall portfolio	5.4	2.5	11.4
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
40 BNY Mellon

During the third quarter of 2023, interest rate risk generated 41% of average gross VaR, foreign exchange risk generated 39% of average gross VaR, equity risk generated 1% of average gross VaR and credit risk generated 19% of average gross VaR. During the third quarter of 2023, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2023	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022
Revenue range:	Number of days
Less than $(2.5)	—	—	—	2	—
$(2.5) – $0	5	2	1	4	3
$0 – $2.5	14	15	20	13	10
$2.5 – $5.0	24	37	26	24	32
More than $5.0	20	9	15	20	19
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $10.7 billion at Sept. 30, 2023 and $9.9 billion at Dec. 31, 2022.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $7.4 billion at Sept. 30, 2023 and $5.4 billion at Dec. 31, 2022.

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

At Sept. 30, 2023, our OTC derivative assets, including those in hedging relationships, of $2.7 billion included a credit valuation adjustment (“CVA”) deduction of $12 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.2 billion included a debit valuation adjustment (“DVA”) of $8 million related to our own credit spread. Net of hedges, the CVA decreased by less than $1 million and the DVA increased by less than $1 million in the third quarter of 2023, which increased investment and other revenue – other trading revenue by less than $1 million. The net impact decreased investment and other revenue – other trading revenue by less than $1 million in the second quarter of 2023 and increased investment and other revenue – other trading revenue by $3 million in the third quarter of 2022.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk-rating profile

	Sept. 30, 2023		Dec. 31, 2022
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$2,056	96%	$2,553	98%
Non-investment grade	82	4%	63	2%
Total	$2,138	100%	$2,616	100%

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

BNY Mellon 41

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

The following table shows net interest revenue sensitivity for BNY Mellon.

Estimated changes in net interest revenue (in millions)	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022
Up 100 bps rate shock vs. baseline	$166	$324	$267
Long-term up 100 bps, short-term unchanged	13	7	(17)
Short-term up 100 bps, long-term unchanged	153	317	283
Long-term down 100 bps, short-term unchanged (a)	(14)	(13)	14
Short-term down 100 bps, long-term unchanged	(214)	(346)	(408)
Down 100 bps rate shock vs. baseline	(228)	(358)	(394)
(a)    Prior periods have been updated to reflect the impact of a 100 basis point decrease in long-term rates while short-term rates were unchanged.

At Sept. 30, 2023, the impact of a 100 bps upward shift in rates on net interest revenue decreased compared with June 30, 2023. The primary driver is lower deposit balances in the most recent quarter, which reduce the benefit of rising interest rates.

While the net interest revenue sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest revenue is impacted by changes in deposit balances. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest revenue sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest revenue sensitivity results in the up 100 basis point scenario in the table above by approximately $320 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY Mellon has presented revenue measures excluding notable items, including disposal gains. Expense measures, excluding notable items, including goodwill impairment, severance expense and litigation reserves, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Total revenue, noninterest expense, net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share and the effective tax rate, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view financial measures on a basis consistent with how management views the business.

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

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q23	2Q23	3Q22	YTD23	YTD22
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$956	$1,031	$319	$2,892	$1,853
Add: Amortization of intangible assets	15	14	17	43	51
Less: Tax impact of amortization of intangible assets	3	4	4	10	12
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	$968	$1,041	$332	$2,925	$1,892

Average common shareholders’ equity	$35,983	$35,769	$35,942	$35,787	$36,483
Less: Average goodwill	16,237	16,219	17,189	16,206	17,341
Average intangible assets	2,875	2,888	2,922	2,887	2,950
Add: Deferred tax liability – tax deductible goodwill	1,197	1,193	1,175	1,197	1,175
Deferred tax liability – intangible assets	657	660	660	657	660
Average tangible common shareholders’ equity – Non-GAAP	$18,725	$18,515	$17,666	$18,548	$18,027

Return on common equity (annualized) – GAAP	10.5%	11.6%	3.5%	10.8%	6.8%
Return on tangible common equity (annualized) – Non-GAAP	20.5%	22.6%	7.5%	21.1%	14.0%
BNY Mellon 43

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2023	June 30, 2023	Dec. 31, 2022	Sept. 30, 2022
(dollars in millions, except per share amounts and unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$40,966	$40,933	$40,734	$39,737
Less: Preferred stock	4,838	4,838	4,838	4,838
BNY Mellon common shareholders’ equity at period end – GAAP	36,128	36,095	35,896	34,899
Less: Goodwill	16,159	16,246	16,150	16,412
Intangible assets	2,859	2,881	2,901	2,902
Add: Deferred tax liability – tax deductible goodwill	1,197	1,193	1,181	1,175
Deferred tax liability – intangible assets	657	660	660	660
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$18,964	$18,821	$18,686	$17,420

Period-end common shares outstanding (in thousands)	769,073	778,782	808,445	808,280

Book value per common share – GAAP	$46.98	$46.35	$44.40	$43.18
Tangible book value per common share – Non-GAAP	$24.66	$24.17	$23.11	$21.55

The following table presents the reconciliation of growth in total revenue, noninterest expense, net income applicable to common shareholders and diluted earnings per common share.

Reconciliation of Non-GAAP measures, excluding notable items							YTD23
				3Q23 vs.			vs.
(dollars in millions, except per share amounts)	3Q23	3Q22		3Q22	YTD23	YTD22	YTD22
Total revenue – GAAP	$4,374	$4,279		2%
Less: Disposal gain (reflected in investment and other revenue)	2	37
Adjusted total revenue – Non-GAAP	$4,372	$4,242		3%

Noninterest expense – GAAP	$3,089	$3,679		(16)%	$9,300	$9,797	(5)%
Less: Severance	41	32			67	32
Litigation reserves	5	2			46	105
Goodwill impairment	—	680			—	680
Adjusted noninterest expense – Non-GAAP	$3,043	$2,965		3%	$9,187	$8,980	2%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$956	$319		200%
Less: Disposal gain (reflected in investment and other revenue)	—	28
Less: Severance	(32)	(25)
Litigation reserves	(4)	(2)
Goodwill impairment	—	(665)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$992	$983		1%

Diluted earnings per common share	$1.22	$0.39		213%
Less: Disposal gain (loss) (reflected in investment and other revenue)	—	0.03
Less: Severance	(0.04)	(0.03)
Litigation reserves	(0.01)	—
Goodwill impairment	—	(0.82)
Total diluted earnings per share common share impact of notable items	(0.05)	(0.81)	(a)
Adjusted diluted earnings per common share – Non-GAAP	$1.27	$1.21		5%
(a)    Does not foot due to rounding.

44 BNY Mellon

The following table presents the reconciliation of the effective tax rate.

Effective tax rate reconciliation
(dollars in millions)	3Q22
Provision for income taxes – GAAP	$242
Less: Disposal gain (reflected in investment and other revenue)	9
Less: Severance	(7)
Litigation reserves	—
Goodwill impairment	(15)
Adjusted provision for income taxes – Non-GAAP	$255

Income before taxes – GAAP	$630
Less: Disposal gain (reflected in investment and other revenue)	37
Less: Severance	(32)
Litigation reserves	(2)
Goodwill impairment	(680)
Adjusted income before taxes – Non-GAAP	$1,307

Effective tax rate – GAAP	38.4%
Adjusted effective tax rate – Non-GAAP	19.5%

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			3Q23 vs.
(dollars in millions)	3Q23	3Q22	3Q22
Investment management and performance fees – GAAP	$777	$800	(3)%
Impact of changes in foreign currency exchange rates	—	15
Adjusted investment management and performance fees – Non-GAAP	$777	$815	(5)%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			3Q23 vs.
(dollars in millions)	3Q23	3Q22	3Q22
Investment management and performance fees – GAAP	$776	$798	(3)%
Impact of changes in foreign currency exchange rates	—	15
Adjusted investment management and performance fees – Non-GAAP	$776	$813	(5)%

BNY Mellon 45

The following tables present the reconciliations of noninterest expense, income before income taxes and the pre-tax operating margin for the Investment and Wealth Management business segment.

Reconciliation of Non-GAAP measures – Investment and Wealth Management business segment
			3Q23 vs.
(dollars in millions)	3Q23	3Q22	3Q22	YTD22
Noninterest expense – GAAP	$672	$1,356		$2,802
Less: Severance	5	(1)		(1)
Goodwill impairment	—	680		680
Adjusted noninterest expense – Non-GAAP	$667	$677		$2,123

Income (loss) before income taxes – GAAP	$164	$(497)	N/M	$(77)
Less: Severance	(5)	1		1
Goodwill impairment	—	(680)		(680)
Adjusted income before income taxes – Non-GAAP	$169	$182	(7)%	$602

Total revenue – GAAP		$862		$2,725
Less: Distribution and servicing expense		88		258
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP		$774		$2,467

Pre-tax operating margin – GAAP (a)		(57)%		(3)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)		(64)%		(3)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (a)		24%		24%
(a)    Income before income taxes divided by total revenue.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	3Q23	2Q23	1Q23	4Q22	YTD23
Income before income taxes – GAAP	$164	$129	$93	$125	$386

Total revenue – GAAP	$827	$813	$827	$825	$2,467
Less: Distribution and servicing expense	87	93	86	87	266
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$740	$720	$741	$738	$2,201

Pre-tax operating margin – GAAP (a)	20%	16%	11%	15%	16%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	22%	18%	13%	17%	18%
(a)    Income before income taxes divided by total revenue.

46 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of Sept. 30, 2023.

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

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and “Supervision and Regulation” in our 2022 Annual
Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY Mellon.

Federal Deposit Insurance Corporation (“FDIC”) Special Assessment

On May 11, 2023, the FDIC proposed a rule to impose a special assessment on insured depository institutions (“IDIs”) to recover losses to the Deposit Insurance Fund (“DIF”) associated with the closures of Silicon Valley Bank and Signature Bank. Under the proposal, the FDIC would collect from each IDI a special assessment at an annual rate of approximately 12.5 basis points of the IDI’s estimated uninsured deposits (excluding the first $5 billion of estimated uninsured deposits), as of Dec. 31, 2022. For an IDI that is part of a holding company containing multiple IDIs, the $5 billion deduction would be apportioned based on the IDI’s estimated uninsured deposits as a percentage of total estimated uninsured deposits held by all IDI affiliates in the consolidated banking organization. The special assessment would be collected during an initial special assessment period of eight quarters, with the first quarterly assessment period beginning on Jan. 1, 2024, subject to potential extension and a potential one-time final special assessment for any shortfall to the DIF. If the assessment is finalized as proposed, we estimate a noninterest expense of approximately $470 million to be recorded in the quarter in which the rule is finalized, which would significantly affect the results of operations for that quarter.

U.S. Regulatory Capital Requirements

On July 27, 2023, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed substantial revisions to the capital requirements applicable to large banking organizations and to banking organizations with significant trading activity, including BNY Mellon. The proposed revisions would implement international capital standards issued by the Basel Committee on Banking Supervision in December 2017 to finalize the Basel III reforms, as well as the Basel Committee’s revised standard for market risk capital requirements finalized in February 2019. In addition, on July 27, 2023, the Federal Reserve proposed amendments to its rule regarding risk-based capital surcharges for GSIBs, including BNY Mellon. The period to submit comments on the proposals has been extended to Jan.
BNY Mellon 47

16, 2024. We continue to assess the potential impact of the proposals.

European Central Bank (“ECB”) remuneration on minimum reserves

On July 27, 2023, the Governing Council of the ECB established 0% as the remuneration of minimum reserves credit institutions are required to hold with their Eurosystem national central bank on average over a maintenance period. The change became effective as of the beginning of the reserve maintenance period starting Sept. 20, 2023.

FDIC Long-Term Debt and Clean Holding Company Requirements

On Aug. 29, 2023, the Federal Reserve proposed amendments to its total loss-absorbing capacity (“TLAC”) rule applicable to G-SIBs, including BNY Mellon. Among other requirements, the proposal would (i) require a $400,000 minimum denomination for newly issued long-term debt of G-SIBs used to satisfy TLAC and long-term debt requirements and (ii) subject to notice and comment procedures, require a G-SIB to maintain an amount of eligible TLAC or long-term debt instruments greater or less than generally required under the rule. The proposal would also exempt certain agreements from the scope of the TLAC rule’s clean holding company prohibitions with respect to qualified financial contracts with third parties. Comments on the proposed rule are due by Nov. 30, 2023. We are evaluating the potential impact of the proposed rule.

FDIC Resolution Planning for Large Banks

On Aug. 29, 2023, the FDIC proposed revisions to the resolution plan rule applicable to covered IDIs. The proposed amendment would expand certain IDI resolution plan content requirements, adjust the frequency of resolution plan submissions from a 3-year cycle to a 2-year cycle, and require supplemental submissions of information in the interim period between filing years. Comments on the proposed rule are due by Nov. 30, 2023. We are evaluating the potential impact of the proposed rule.

SEC Naming Convention Rules for Funds

On Sept. 20, 2023, the SEC adopted amendments expanding the scope of terms that the SEC considers materially deceptive and misleading in a fund’s name without a corresponding policy and related controls to invest at least 80% of the fund’s net asset value (plus certain borrowings) in the manner suggested by the fund’s name (“80% Policy”), including names that reference “growth” or “value,” or a name indicating that investment decisions incorporate any environmental, social and governance factors. The amendments will become effective 60 days after publication in the Federal Register and fund groups will have either 24 months or 30 months to come into compliance, depending upon their net asset size.

SEC Money Market Fund Reforms

On July 12, 2023, the SEC adopted amendments to rules that govern money market funds. The amendments became effective Oct. 2, 2023, with tiered compliance dates. The amendments include, among other things: (i) a mandatory liquidity fee for institutional prime and institutional tax-exempt money market funds, which will apply when a fund experiences daily net redemptions that exceed 5% of net assets (effective Oct. 2, 2023); (ii) maintenance of a fund board’s ability to impose liquidity fees (not to exceed 2% of the value of the shares redeemed) on a discretionary basis for non-government money market funds (effective April 2, 2024), (iii) substantially increasing the required minimum levels of daily and weekly liquid assets for all money market funds from 10% and 30%, to 25% and 50%, respectively (effective April 2, 2024), and (iv) removal of a money market fund’s ability to impose temporary “gates” to suspend redemptions in order to prevent dilution and remove the link between a money market fund’s liquidity level and its imposition of liquidity fees (effective Oct. 2, 2023).

California Climate Disclosure Laws

On Oct. 7, 2023, California enacted three climate-related bills imposing extensive new climate-related disclosure obligations applicable to companies doing business in California. The Climate Corporate Data Accountability Act (SB 253) requires covered companies with total annual revenues of $1 billion or more to disclose annually their Scope 1 (owned and controlled sources) and Scope 2 (from energy purchased and used) greenhouse gas emissions beginning in 2026, and Scope 3 (up and down value chain) greenhouse gas emissions beginning in 2027. The Climate-Related Financial Risk Act (SB 261) requires covered companies with total annual revenues of $500 million or more to publish biennial
48 BNY Mellon

reports disclosing climate-related financial risks and the measures adopted to mitigate the disclosed risks by Jan. 1, 2026. The Voluntary Carbon Market Disclosures Act (AB 1305), effective Jan. 1, 2024, requires companies making certain claims, including regarding carbon neutrality or reduction of greenhouse gas emissions, and companies purchasing carbon offsets in addition to making such claims, to disclose information on the determination of accuracy of the claim, interim progress measures, third-party verification and, if applicable, information on the carbon offsets purchased and emissions data. The laws may be modified by future legislation. We are assessing the potential impact of the climate disclosure laws.

Federal Reserve Novel Activities Supervisory Program

On Aug. 8, 2023, the Federal Reserve issued a Supervision and Regulation Letter (SR 23-7) announcing the establishment of its Novel Activities Supervision Program (“NAS Program”) to complement its existing supervision and oversight of supervised banking organizations, including BNY Mellon. The NAS Program will encompass risk-based monitoring and examination and focus on novel activities related to crypto-assets, distributed ledger technology, and complex, technology-driven partnerships with nonbank providers of banking products and services to customers. We are evaluating the potential impact of the NAS Program.

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
•Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Net Stable Funding Ratio Disclosures; Federal Financial Institutions Examination Council – Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and
•Our Corporate Governance Guidelines, Amended and Restated By-Laws, Directors’ Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

We may use our website, our X (formerly known as Twitter) account (@BNYMellon) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.
BNY Mellon 49

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
(in millions)
Fee and other revenue
Investment services fees	$2,230	$2,252	$2,157	$6,601	$6,356
Investment management and performance fees	777	762	800	2,315	2,516
Foreign exchange revenue	154	158	203	488	632
Financing-related fees	45	50	43	147	132
Distribution and servicing fees	39	35	33	107	97
Total fee revenue	3,245	3,257	3,236	9,658	9,733
Investment and other revenue	113	97	117	289	278
Total fee and other revenue	3,358	3,354	3,353	9,947	10,011
Net interest revenue
Interest revenue	5,519	5,224	1,984	14,685	3,921
Interest expense	4,503	4,124	1,058	11,441	1,473
Net interest revenue	1,016	1,100	926	3,244	2,448
Total revenue	4,374	4,454	4,279	13,191	12,459
Provision for credit losses	3	5	(30)	35	19
Noninterest expense
Staff	1,755	1,718	1,673	5,264	4,998
Software and equipment	452	450	421	1,331	1,225
Professional, legal and other purchased services	368	378	363	1,121	1,112
Net occupancy	140	121	124	380	371
Sub-custodian and clearing	121	119	124	358	373
Distribution and servicing	87	93	88	265	257
Business development	36	47	34	122	107
Bank assessment charges	37	41	35	118	107
Goodwill impairment	—	—	680	—	680
Amortization of intangible assets	15	14	17	43	51
Other	78	130	120	298	516
Total noninterest expense	3,089	3,111	3,679	9,300	9,797
Income
Income before income taxes	1,282	1,338	630	3,856	2,643
Provision for income taxes	241	270	242	771	626
Net income	1,041	1,068	388	3,085	2,017
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(3)	(1)	—	(4)	13
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,038	1,067	388	3,081	2,030
Preferred stock dividends	(82)	(36)	(69)	(189)	(177)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$956	$1,031	$319	$2,892	$1,853

50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$956	$1,031	$319	$2,892	$1,853
Less: Earnings allocated to participating securities	—	—	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$956	$1,031	$319	$2,892	$1,853

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
(in thousands)
Basic	777,813	787,718	811,304	789,609	810,703
Common stock equivalents	4,058	3,097	3,311	3,848	3,713
Less: Participating securities	(90)	(90)	(99)	(93)	(202)
Diluted	781,781	790,725	814,516	793,364	814,214

Anti-dilutive securities (a)	1,305	7,059	3,306	5,559	3,294
(a)    Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
(in dollars)
Basic	$1.23	$1.31	$0.39	$3.66	$2.29
Diluted	$1.22	$1.30	$0.39	$3.65	$2.28

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
(in millions)
Net income	$1,041	$1,068	$388	$3,085	$2,017
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(185)	97	(442)	15	(1,150)
Unrealized gain (loss) on assets available-for-sale:
Unrealized (loss) gain arising during the period	(29)	(157)	(908)	131	(3,321)
Reclassification adjustment	14	—	(1)	15	(4)
Total unrealized (loss) gain on assets available-for-sale	(15)	(157)	(909)	146	(3,325)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	(3)	(2)	13	(8)	44
Total defined benefit plans	(3)	(2)	13	(8)	44
Net unrealized gain (loss) on cash flow hedges	—	3	(1)	8	(8)
Total other comprehensive (loss) income, net of tax (a)	(203)	(59)	(1,339)	161	(4,439)
Total comprehensive income (loss)	838	1,009	(951)	3,246	(2,422)
Net (income) loss attributable to noncontrolling interests	(3)	(1)	—	(4)	13
Other comprehensive loss attributable to noncontrolling interests	—	—	19	—	25
Comprehensive income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	$835	$1,008	$(932)	$3,242	$(2,384)
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(203) million for the quarter ended Sept. 30, 2023, $(59) million for the quarter ended June 30, 2023, $(1,320) million for the quarter ended Sept. 30, 2022, $161 million for the nine months ended Sept. 30, 2023 and $(4,414) million for the nine months ended Sept. 30, 2022.

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2023	Dec. 31, 2022
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $23 and $29	$4,904	$5,030
Interest-bearing deposits with the Federal Reserve and other central banks	107,419	91,655
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $4 (includes restricted of $3,084 and $6,499)	12,999	17,169
Federal funds sold and securities purchased under resale agreements	26,299	24,298
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of $1 and less than $1 (fair value of $44,211 and $49,992)	51,007	56,194
Available-for-sale, at fair value (amortized cost of $83,074 and $92,484, net of allowance for credit losses of less than $1 and $1)	77,218	86,622
Total securities	128,225	142,816
Trading assets	10,699	9,908
Loans	66,290	66,063
Allowance for credit losses	(211)	(176)
Net loans	66,079	65,887
Premises and equipment	3,234	3,256
Accrued interest receivable	1,141	858
Goodwill	16,159	16,150
Intangible assets	2,859	2,901
Other assets, net of allowance for credit losses on accounts receivable of $3 and $4 (includes $1,561 and $971, at fair value)	25,231	25,855
Total assets	$405,248	$405,783
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$60,571	$78,017
Interest-bearing deposits in U.S. offices	132,245	108,362
Interest-bearing deposits in non-U.S. offices	84,651	92,591
Total deposits	277,467	278,970
Federal funds purchased and securities sold under repurchase agreements	14,771	12,335
Trading liabilities	7,358	5,385
Payables to customers and broker-dealers	17,441	23,435
Other borrowed funds	728	397
Accrued taxes and other expenses	5,389	5,410
Other liabilities (including allowance for credit losses on lending-related commitments of $85 and $78, also includes $23 and $221, at fair value)	11,758	8,543
Long-term debt	29,205	30,458
Total liabilities	364,117	364,933
Temporary equity
Redeemable noncontrolling interests	109	109
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 48,826 shares	4,838	4,838
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,402,122,865 and 1,395,725,198 shares	14	14
Additional paid-in capital	28,793	28,508
Retained earnings	39,822	37,864
Accumulated other comprehensive loss, net of tax	(5,805)	(5,966)
Less: Treasury stock of 633,049,587 and 587,280,598 common shares, at cost	(26,696)	(24,524)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,966	40,734
Nonredeemable noncontrolling interests of consolidated investment management funds	56	7
Total permanent equity	41,022	40,741
Total liabilities, temporary equity and permanent equity	$405,248	$405,783

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2023	2022
Operating activities
Net income	$3,085	$2,017
Net (income) loss attributable to noncontrolling interests	(4)	13
Net income applicable to shareholders of The Bank of New York Mellon Corporation	3,081	2,030
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	35	19
Pension plan contributions	(4)	(2)
Depreciation and amortization	1,122	1,255
Goodwill impairment	—	680
Deferred tax (benefit) expense	(42)	255
Net securities losses (gains)	20	(5)
Change in trading assets and liabilities	1,015	6,945
Change in accruals and other, net	2,753	967
Net cash provided by operating activities	7,980	12,144
Investing activities
Change in interest-bearing deposits with banks	453	2,937
Change in interest-bearing deposits with the Federal Reserve and other central banks	(16,667)	(12,186)
Purchases of securities held-to-maturity	(273)	(2,144)
Paydowns of securities held-to-maturity	3,540	5,851
Maturities of securities held-to-maturity	1,715	1,423
Purchases of securities available-for-sale	(15,779)	(26,007)
Sales of securities available-for-sale	9,449	11,303
Paydowns of securities available-for-sale	2,794	4,205
Maturities of securities available-for-sale	12,988	8,392
Net change in loans	(243)	(2,517)
Change in federal funds sold and securities purchased under resale agreements	(2,002)	6,109
Net change in seed capital investments	18	24
Purchases of premises and equipment/capitalized software	(951)	(989)
Proceeds from the sale of premises and equipment	—	45
Disposition, net of cash	—	51
Other, net	494	(1,747)
Net cash (used for) investing activities	(4,464)	(5,250)
Financing activities
Change in deposits	81	(8,202)
Change in federal funds purchased and securities sold under repurchase agreements	2,538	(129)
Change in payables to customers and broker-dealers	(5,983)	(1,108)
Change in other borrowed funds	342	(347)
Net proceeds from the issuance of long-term debt	4,493	6,684
Repayments, redemptions and repurchases of long-term debt	(5,466)	(3,250)
Proceeds from the exercise of stock options	—	9
Issuance of common stock	12	10
Treasury stock acquired	(2,154)	(122)
Common cash dividends paid	(934)	(860)
Preferred cash dividends paid	(189)	(177)
Other, net	—	(12)
Net cash (used for) financing activities	(7,260)	(7,504)
Effect of exchange rate changes on cash	203	327
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(3,541)	(283)
Cash and due from banks and restricted cash at beginning of period	11,529	9,883
Cash and due from banks and restricted cash at end of period	$7,988	$9,600
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$4,904	$4,707
Restricted cash at end of period	3,084	4,893
Cash and due from banks and restricted cash at end of period	$7,988	$9,600
Supplemental disclosures
Interest paid	$11,196	$1,355
Income taxes paid	653	319
Income taxes refunded	13	7

See accompanying unaudited Notes to Consolidated Financial Statements.
54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2023	$4,838	$14	$28,726	$39,199	$(5,602)	$(26,242)	$65	$40,998	(a)	$104
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Other net changes in noncontrolling interests	—	—	1	—	—	—	(12)	(11)		(2)
Net income	—	—	—	1,038	—	—	3	1,041		—
Other comprehensive (loss)	—	—	—	—	(203)	—	—	(203)		—
Dividends:
Common stock at $0.42 per share (b)	—	—	—	(333)	—	—	—	(333)		—
Preferred stock	—	—	—	(82)	—	—	—	(82)		—
Repurchase of common stock	—	—	—	—	—	(450)	—	(450)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	61	—	—	—	—	61		—
Excise tax on share repurchases	—	—	—	—	—	(4)	—	(4)		—
Other	—	—	—	—	—	—	—	—		(3)
Balance at Sept. 30, 2023	$4,838	$14	$28,793	$39,822	$(5,805)	$(26,696)	$56	$41,022	(a)	$109
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,095 million at June 30, 2023 and $36,128 million at Sept. 30, 2023.
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2023	$4,838	$14	$28,650	$38,465	$(5,543)	$(25,790)	$72	$40,706	(a)	$96
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		7
Other net changes in noncontrolling interests	—	—	2	—	—	—	(8)	(6)		(1)
Net income	—	—	—	1,067	—	—	1	1,068		—
Other comprehensive (loss)	—	—	—	—	(59)	—	—	(59)		—
Dividends:
Common stock at $0.37 per share (b)	—	—	—	(297)	—	—	—	(297)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(448)	—	(448)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	69	—	—	—	—	69		—
Excise tax of share repurchases	—	—	—	—	—	(4)	—	(4)		—
Other	—	—	—	—	—	—	—	—		2
Balance at June 30, 2023	$4,838	$14	$28,726	$39,199	$(5,602)	$(26,242)	$65	$40,998	(a)	$104
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
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,864	$(5,966)	$(24,524)	$7	$40,741	(a)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		27
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	45	40		6
Net income	—	—	—	3,081	—	—	4	3,085		—
Other comprehensive income	—	—	—	—	161	—	—	161		—
Dividends:
Common stock at $1.16 per share (b)	—	—	—	(934)	—	—	—	(934)		—
Preferred stock	—	—	—	(189)	—	—	—	(189)		—
Repurchase of common stock	—	—	—	—	—	(2,154)	—	(2,154)		—
Common stock issued under employee benefit plans	—	—	15	—	—	—	—	15		—
Stock-based compensation	—	—	275	—	—	—	—	275		—
Excise tax on share repurchases	—	—	—	—	—	(18)	—	(18)		—
Other	—	—	—	—	—	—	—	—		1
Balance at Sept. 30, 2023	$4,838	$14	$28,793	$39,822	$(5,805)	$(26,696)	$56	$41,022	(a)	$109
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,896 million at Dec. 31, 2022 and $36,128 million at Sept. 30, 2023.
(b)    Includes dividend equivalents on share-based awards.
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
58 BNY Mellon

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

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth. Contingent payments totaled $5 million in the first nine months of 2023. There were no contingent receipts in the first nine months of 2023. At Sept. 30, 2023, we are potentially obligated to pay additional consideration which, using reasonable assumptions and estimates, could range from $25 million to $40 million over the next two years. At Sept. 30, 2023, we could potentially receive additional consideration which, using reasonable assumptions and estimates, could be up to $390 million over the next five years.

See Note 3 of the Notes to Consolidated Financial Statements in our 2022 Annual Report for information related to the 2022 transactions.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2023 and Dec. 31, 2022.

Securities at Sept. 30, 2023		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$23,212	$67	$2,381	$20,898
Agency residential mortgage-backed securities (“RMBS”)	10,581	93	687	9,987
Sovereign debt/sovereign guaranteed	9,192	2	504	8,690
Supranational	7,988	1	421	7,568
Agency commercial mortgage-backed securities (“MBS”)	8,233	69	770	7,532
Foreign covered bonds	6,364	3	257	6,110
Collateralized loan obligations (“CLOs”)	5,965	4	34	5,935
Non-agency commercial MBS	3,315	1	399	2,917
U.S. government agencies	3,014	43	295	2,762
Foreign government agencies/local governments	2,256	—	97	2,159
Non-agency RMBS	1,927	31	221	1,737
Other asset-backed securities (“ABS”)	1,026	—	104	922
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$83,074	$314	$6,170	$77,218
Held-to-maturity:
Agency RMBS	$30,760	$1	$4,898	$25,863
U.S. Treasury	9,477	—	835	8,642
U.S. government agencies	4,199	—	543	3,656
Agency commercial MBS	3,506	—	407	3,099
Sovereign debt/sovereign guaranteed	1,456	—	73	1,383
CLOs	983	—	10	973
Supranational	510	—	24	486
Foreign government agencies	78	—	5	73
Non-agency RMBS	26	1	1	26
State and political subdivisions	12	—	2	10
Total securities held-to-maturity	$51,007	$2	$6,798	$44,211
Total securities	$134,081	$316	$12,968	$121,429
(a)    The amortized cost of available-for-sale is net of the allowance for credit losses of less than $1 million. The allowance for credit loss relates to non-agency RMBS.
(b)    Includes gross unrealized gains of $272 million and gross unrealized losses of $153 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, agency commercial MBS and U.S. Treasury securities. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest revenue over the contractual lives of the securities.
BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2022		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$32,103	$93	$2,663	$29,533
Sovereign debt/sovereign guaranteed	10,906	5	547	10,364
Agency RMBS	9,388	113	544	8,957
Agency commercial MBS	8,656	89	685	8,060
Supranational	8,129	4	399	7,734
Foreign covered bonds	6,041	3	286	5,758
CLOs	5,446	1	104	5,343
Non-agency commercial MBS	3,334	—	357	2,977
U.S. government agencies	2,465	52	223	2,294
Foreign government agencies/local governments	2,363	1	123	2,241
Non-agency RMBS	2,197	43	211	2,029
Other ABS	1,443	—	124	1,319
State and political subdivisions	12	—	—	12
Other debt securities	1	—	—	1
Total securities available-for-sale (a)(b)	$92,484	$404	$6,266	$86,622
Held-to-maturity:
Agency RMBS	$34,188	$1	$4,229	$29,960
U.S. Treasury	10,863	—	895	9,968
U.S. government agencies	4,206	—	534	3,672
Agency commercial MBS	4,014	—	411	3,603
Sovereign debt/sovereign guaranteed	1,388	—	76	1,312
CLOs	983	—	26	957
Supranational	443	—	25	418
Foreign government agencies	66	—	6	60
Non-agency RMBS	30	2	1	31
State and political subdivisions	13	—	2	11
Total securities held-to-maturity	$56,194	$3	$6,205	$49,992
Total securities	$148,678	$407	$12,471	$136,614
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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	3Q23	2Q23	3Q22	YTD23	YTD22
Realized gross gains	$1	$4	$9	$19	$89
Realized gross losses	(20)	(4)	(8)	(39)	(84)
Total net securities (losses) gains	$(19)	$—	$1	$(20)	$5

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q23	2Q23	3Q22	YTD23	YTD22
Non-agency RMBS	$—	$—	$—	$2	$49
U.S. Treasury	(19)	—	—	(27)	12
State and political subdivisions	—	—	—	—	(13)
Corporate bonds	—	—	—	—	(51)
Other	—	—	1	5	8
Total net securities (losses) gains	$(19)	$—	$1	$(20)	$5

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $1 million at Sept. 30, 2023 and $1 million at Dec. 31, 2022, and relates to state and political subdivision and non-agency RMBS securities.

Credit quality indicators – Securities

At Sept. 30, 2023, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $153 million of the unrealized losses at Sept. 30, 2023 and $179 million at Dec. 31, 2022 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the contractual lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables. We do not intend to sell these securities, and it is not more likely than not that we will have to sell these securities.
60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2023	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$749	$64	$20,149	$2,317	$20,898	$2,381
Agency RMBS	2,975	108	6,848	579	9,823	687
Sovereign debt/sovereign guaranteed	1,686	27	5,988	477	7,674	504
Agency commercial MBS	474	23	6,925	747	7,399	770
Supranational	2,555	58	4,499	363	7,054	421
Foreign covered bonds	1,449	18	3,606	239	5,055	257
CLOs	459	1	4,233	33	4,692	34
Non-agency commercial MBS	139	1	2,632	398	2,771	399
U.S. government agencies	837	25	1,685	270	2,522	295
Foreign government agencies/local governments	587	10	1,512	87	2,099	97
Non-agency RMBS	53	2	1,288	219	1,341	221
Other ABS	—	—	858	104	858	104
Total securities available-for-sale (a)	$11,963	$337	$60,223	$5,833	$72,186	$6,170
(a)    Includes $153 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest revenue over the contractual lives of the securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2022	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$14,058	$824	$15,236	$1,839	$29,294	$2,663
Agency RMBS	7,929	376	789	168	8,718	544
Agency commercial MBS	6,088	389	1,878	296	7,966	685
Sovereign debt/sovereign guaranteed	4,176	184	3,788	363	7,964	547
Supranational	3,451	109	2,571	290	6,022	399
CLOs	4,806	94	403	10	5,209	104
Foreign covered bonds	2,830	83	1,977	203	4,807	286
Non-agency commercial MBS	1,914	201	932	156	2,846	357
Foreign government agencies/local governments	1,148	43	1,013	80	2,161	123
U.S. government agencies	1,710	186	208	37	1,918	223
Non-agency RMBS	588	16	1,148	193	1,736	209
Other ABS	333	18	876	106	1,209	124
State and political subdivisions	—	—	12	—	12	—
Total securities available-for-sale (a)	$49,031	$2,523	$30,831	$3,741	$79,862	$6,264
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

Held-to-maturity securities portfolio at Sept. 30, 2023			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$30,760	$(4,897)	100%	—%	—%	—%	—%
U.S. Treasury	9,477	(835)	100	—	—	—	—
U.S. government agencies	4,199	(543)	100	—	—	—	—
Agency commercial MBS	3,506	(407)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,456	(73)	100	—	—	—	—
CLOs	983	(10)	100	—	—	—	—
Supranational	510	(24)	100	—	—	—	—
Foreign government agencies	78	(5)	100	—	—	—	—
Non-agency RMBS	26	—	27	52	2	17	2
State and political subdivisions	12	(2)	—	—	3	—	97
Total held-to-maturity securities	$51,007	$(6,796)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Primarily consists of exposure to Germany, France, UK and the Netherlands.

Held-to-maturity securities portfolio at Dec. 31, 2022			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$34,188	$(4,228)	100%	—%	—%	—%	—%
U.S. Treasury	10,863	(895)	100	—	—	—	—
U.S. government agencies	4,206	(534)	100	—	—	—	—
Agency commercial MBS	4,014	(411)	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	1,388	(76)	100	—	—	—	—
CLOs	983	(26)	100	—	—	—	—
Supranational	443	(25)	100	—	—	—	—
Foreign government agencies	66	(6)	100	—	—	—	—
Non-agency RMBS	30	1	22	58	2	17	1
State and political subdivisions	13	(2)	2	2	3	—	93
Total held-to-maturity securities	$56,194	$(6,202)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Primarily consists of exposure to Germany, UK and France.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2023
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$5,957	0.87%	$12,059	1.15%	$1,055	1.35%	$1,827	2.92%	$20,898	1.27%
Sovereign debt/sovereign guaranteed	2,850	2.29	4,934	1.95	841	1.31	65	3.55	8,690	2.00
Supranational	530	1.33	5,438	2.88	1,570	3.28	30	3.42	7,568	2.86
Foreign covered bonds	748	1.47	4,969	3.50	393	1.05	—	—	6,110	3.08
Foreign government agencies/local governments	348	2.12	1,682	2.63	129	3.68	—	—	2,159	2.61
U.S. government agencies	20	2.98	1,605	3.37	1,033	2.90	104	2.73	2,762	3.15
Other debt securities	—	—	—	—	—	—	1	4.85	1	4.85
Mortgage-backed securities:
Agency RMBS									9,987	4.94
Non-agency RMBS									1,737	4.50
Agency commercial MBS									7,532	3.03
Non-agency commercial MBS									2,917	3.56
CLOs									5,935	6.83
Other ABS									922	2.21
Total securities available-for-sale	$10,453	1.37%	$30,687	2.13%	$5,021	2.26%	$2,027	2.93%	$77,218	2.97%
Held-to-maturity:
U.S. Treasury	$1,307	1.99%	$7,256	1.21%	$914	1.24%	$—	—%	$9,477	1.32%
U.S. government agencies	294	1.32	2,629	1.48	1,063	1.48	213	1.99	4,199	1.49
Sovereign debt/sovereign guaranteed	573	1.17	810	0.99	73	0.59	—	—	1,456	1.04
Supranational	—	—	510	1.42	—	—	—	—	510	1.42
Foreign government agencies	—	—	78	1.16	—	—	—	—	78	1.16
State and political subdivisions	—	—	—	—	12	4.75	—	—	12	4.75
Mortgage-backed securities:
Agency RMBS									30,760	2.32
Non-agency RMBS									26	2.75
Agency commercial MBS									3,506	2.40
CLOs									983	6.73
Total securities held-to-maturity	$2,174	1.69%	$11,283	1.27%	$2,062	1.36%	$213	1.99%	$51,007	2.11%
Total securities	$12,627	1.42%	$41,970	1.91%	$7,083	2.02%	$2,240	2.86%	$128,225	2.64%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Pledged assets

At Sept. 30, 2023, BNY Mellon had pledged assets of $127 billion, including $95 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $9 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2023 included $109 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve as there have been no borrowings.

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

At Sept. 30, 2023 and Dec. 31, 2022, pledged assets included $23 billion and $24 billion, respectively, for
BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2023 and Dec. 31, 2022, the market value of the securities received that can be sold or repledged was $191 billion and $115 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2023 and Dec. 31, 2022, the market value of securities collateral sold or repledged was $163 billion and $78 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At Sept. 30, 2023 and Dec. 31, 2022, cash segregated under federal and other regulations or requirements was $3 billion and $7 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $3 billion at Sept. 30, 2023 and $3 billion at Dec. 31, 2022. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Commercial	$1,944	$1,732
Commercial real estate	6,730	6,226
Financial institutions	10,441	9,684
Lease financings	633	657
Wealth management loans	9,415	10,302
Wealth management mortgages	9,130	8,966
Other residential mortgages	972	345
Capital call financing	3,410	3,438
Other	2,804	2,941
Overdrafts	3,628	4,839
Margin loans	17,183	16,933
Total loans (a)	$66,290	$66,063
(a)    Net of unearned income of $270 million at Sept. 30, 2023 and $225 million at Dec. 31, 2022 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended Sept. 30, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$21	$199	$32	$1	$1	$15	$9	$4	$282
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Provision (a)	11	23	(10)	—	—	(6)	(3)	(1)	14
Ending balance	$32	$222	$22	$1	$1	$9	$6	$3	$296
Allowance for:
Loan losses	$17	$166	$10	$1	$1	$8	$6	$2	$211
Lending-related commitments	15	56	12	—	—	1	—	1	85
Individually evaluated for impairment:
Loan balance (b)	$—	$102	$—	$—	$—	$14	$1	$—	$117
Allowance for loan losses	—	2	—	—	—	—	—	—	2
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $11 million for the quarter ended Sept. 30, 2023.
(b)    Includes collateral-dependent loans of $117 million with $198 million of collateral at fair value.

Allowance for credit losses activity for the quarter ended June 30, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$21	$177	$24	$1	$1	$14	$9	$6	$253
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	—	—	—	2	—	2
Net (charge-offs)	—	—	—	—	—	—	(1)	—	(1)
Provision (a)	—	22	8	—	—	1	1	(2)	30
Ending balance	$21	$199	$32	$1	$1	$15	$9	$4	$282
Allowance for:
Loan losses	$4	$143	$17	$1	$1	$14	$9	$2	$191
Lending-related commitments	17	56	15	—	—	1	—	2	91
Individually evaluated for impairment:
Loan balance (b)	$—	$101	$—	$—	$—	$11	$1	$—	$113
Allowance for loan losses	—	3	—	—	—	—	—	—	3
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
(b)    Includes collateral-dependent loans of $90 million with $135 million of collateral at fair value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2023							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	1	—	—	—	—	—	2	—	3
Net recoveries (charge-offs)	1	—	—	—	—	—	(1)	—	—
Provision (a)	13	38	(2)	—	—	(3)	(1)	(3)	42
Ending balance	$32	$222	$22	$1	$1	$9	$6	$3	$296
(a)    Does not include provision for credit losses benefit related to other financial instruments of $7 million for the nine months ended Sept. 30, 2023.

Allowance for credit losses activity for the nine months ended Sept. 30, 2022							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$12	$199	$13	$1	$1	$6	$7	$2	$241
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	3	—	3
Net recoveries	—	—	—	—	—	—	3	—	3
Provision (a)	5	(23)	7	—	—	3	(2)	2	(8)
Ending balance	$17	$176	$20	$1	$1	$9	$8	$4	$236
(a)    Does not include provision for credit losses related to other financial instruments of $27 million for the nine months ended Sept. 30, 2022.
Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2023			Dec. 31, 2022
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Other residential mortgages	$23	$1	$24	$30	$1	$31
Wealth management mortgages	7	15	22	8	14	22
Commercial real estate	—	—	—	—	54	54
Total nonperforming loans	30	16	46	38	69	107
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$30	$18	$48	$38	$71	$109
66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2023				Dec. 31, 2022
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$40	$1	$—	$41	$43	$1	$—	$44
Commercial real estate	9	4	—	13	11	—	—	11
Other residential mortgages	6	2	—	8	5	—	—	5
Wealth management mortgages	1	2	—	3	54	1	—	55
Total past due loans	$56	$9	$—	$65	$113	$2	$—	$115

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the third quarter of 2023, we modified one other residential mortgage loan, with an aggregate recorded investment of less than $1 million, by providing payment modifications.

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

Loans modified prior to 2023 are considered to be TDRs if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs.

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

Credit profile of the loan portfolio							Sept. 30, 2023
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD23	2022	2021	2020	2019	Prior to 2019			Total (a)
Commercial:
Investment grade	$128	$121	$69	$—	$—	$45	$1,440	$—	$1,803
Non-investment grade	56	18	—	—	—	—	67	—	141
Total commercial	184	139	69	—	—	45	1,507	—	1,944	$2
Commercial real estate:
Investment grade	1,538	882	585	153	307	894	187	22	4,568
Non-investment grade	1,098	634	154	43	30	142	61	—	2,162
Total commercial real estate	2,636	1,516	739	196	337	1,036	248	22	6,730	29
Financial institutions:
Investment grade	579	86	58	—	—	10	7,390	—	8,123
Non-investment grade	4	10	—	—	—	—	2,304	—	2,318
Total financial institutions	583	96	58	—	—	10	9,694	—	10,441	103
Wealth management loans:
Investment grade	36	32	61	22	8	164	8,949	100	9,372
Non-investment grade	—	2	—	—	—	—	41	—	43
Total wealth management loans	36	34	61	22	8	164	8,990	100	9,415	69
Wealth management mortgages	692	1,709	1,931	873	742	3,163	20	—	9,130	21
Lease financings	167	—	—	42	8	416	—	—	633	—
Other residential mortgages (b)	1	547	196	5	—	223	—	—	972	3
Capital call financing	—	—	—	—	—	—	3,410	—	3,410	14
Other loans	—	—	—	—	—	—	2,804	—	2,804	6
Margin loans	6,452	—	—	—	—	—	10,731	—	17,183	36
Total loans	$10,751	$4,041	$3,054	$1,138	$1,095	$5,057	$37,404	$122	$62,662	$283
(a)    Excludes overdrafts of $3,628 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to other residential mortgage loans were $3 million in the third quarter of 2023.

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

Financial institutions

Financial institution exposures are high quality, with 94% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2023. In addition, 64% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

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

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At Sept. 30, 2023, less than 1% of the mortgages were past due.

At Sept. 30, 2023, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Lease financings

At Sept. 30, 2023, the lease financings portfolio consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. The largest components of our lease residual value exposure relate to freight-related rail cars and aircraft. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.0 billion at Sept. 30, 2023 and $345 million at Dec. 31, 2022. Included in this portfolio at Sept. 30, 2023 were $750 million of fixed-rate jumbo mortgage loans, purchased primarily in the first quarter of 2023, with a weighted-average loan-to-value ratio of 73% at origination. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $17.2 billion of secured margin loans at Sept. 30, 2023, compared with $16.9 billion at Dec. 31, 2022. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3.6 billion at Sept. 30, 2023 and $4.8 billion at Dec. 31, 2022. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2023 and Dec. 31, 2022 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2023 and Dec. 31, 2022.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2022
Goodwill	$6,973	$1,424	$8,433	$16,830
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,973	$1,424	$7,753	$16,150
Foreign currency translation	(7)	1	15	9
Balance at Sept. 30, 2023
Goodwill	$6,966	$1,425	$8,448	$16,839
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,966	$1,425	$7,768	$16,159

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2021	$7,062	$1,435	$9,015	$17,512
Impairment loss	—	—	(680)	(680)
Dispositions	(13)	—	—	(13)
Foreign currency translation	(142)	(18)	(247)	(407)
Balance at Sept. 30, 2022
Goodwill	$6,907	$1,417	$8,768	$17,092
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,907	$1,417	$8,088	$16,412

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.
In the third quarter of 2023, due to the results of the second quarter 2023 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.0 billion of allocated goodwill. No additional goodwill impairment was recognized.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(23)	(5)	(15)	—	(43)
Foreign currency translation	—	—	1	—	1
Balance at Sept. 30, 2023	$170	$379	$1,461	$849	$2,859

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2021	$230	$392	$1,520	$849	$2,991
Amortization	(25)	(6)	(20)	—	(51)
Foreign currency translation	(8)	—	(30)	—	(38)
Balance at Sept. 30, 2022	$197	$386	$1,470	$849	$2,902

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2023				Dec. 31, 2022
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$727	$(558)	$169	10 years	$731	$(539)	$192
Customer contracts – Market and Wealth Services	280	(271)	9	3 years	280	(267)	13
Customer relationships – Investment and Wealth Management	553	(475)	78	8 years	553	(461)	92
Other	41	(11)	30	13 years	41	(9)	32
Total subject to amortization	$1,601	$(1,315)	$286	10 years	$1,605	$(1,276)	$329
Not subject to amortization: (b)
Tradename	$1,290	N/A	$1,290	N/A	$1,290	N/A	$1,290
Customer relationships	1,283	N/A	1,283	N/A	1,282	N/A	1,282
Total not subject to amortization	$2,573	N/A	$2,573	N/A	$2,572	N/A	$2,572
Total intangible assets	$4,174	$(1,315)	$2,859	N/A	$4,177	$(1,276)	$2,901
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
72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Corporate/bank-owned life insurance	$5,449	$5,417
Accounts receivable	5,054	4,924
Software	2,385	2,260
Fails to deliver	2,163	2,569
Prepaid pension assets	1,943	1,651
Qualified affordable housing project investments	1,225	1,298
Cash collateral receivable on derivative transactions	881	1,014
Equity method investments	873	803
Prepaid expense	809	764
Renewable energy investments	711	871
Other equity investments (a)	694	695
Fair value of hedging derivatives	589	319
Assets of consolidated investment management funds	541	209
Federal Reserve Bank stock	485	478
Income taxes receivable	475	481
Seed capital (b)	191	218
Other (c)	763	1,884
Total other assets	$25,231	$25,855
(a)     Includes strategic equity, private equity and other investments.
(b)    Includes investments in BNY Mellon funds that hedge deferred incentive awards.
(c)    At Sept. 30, 2023 and Dec. 31, 2022, other assets include $7 million and $6 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $420 million at Sept. 30, 2023 and $445 million at Dec. 31, 2022, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to-date
(in millions)	3Q23	2Q23	3Q22	YTD23	YTD22
Upward adjustments	$—	$5	$3	$5	$125	$288
Downward adjustments	(21)	(1)	—	(40)	(7)	(52)
Net adjustments	$(21)	$4	$3	$(35)	$118	$236

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. Our total investment in qualified affordable housing projects totaled $1.2 billion at Sept. 30, 2023 and $1.3 billion at Dec. 31, 2022. Commitments to fund future investments in qualified affordable housing projects totaled $589 million at Sept. 30, 2023 and $614 million at Dec. 31, 2022 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2023 – $175 million; 2024 – $137 million; 2025 – $183 million; 2026 – $24 million; 2027 – $28 million; and 2028 and thereafter – $42 million.

Tax credits and other tax benefits recognized were $45 million in the third quarter of 2023, $45 million in the second quarter of 2023, $38 million in the third quarter of 2022, $135 million in the first nine months of 2023 and $114 million in the first nine months of 2022.

Amortization expense included in the provision for income taxes was $38 million in the third quarter of 2023, $38 million in the second quarter of 2023, $32 million in the third quarter of 2022, $114 million in the first nine months of 2023 and $97 million in the first nine months of 2022.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business segment, we make seed capital investments in certain funds we manage. We also hold private equity investments, primarily small business investment companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate
BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2023		Dec. 31, 2022
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a) (b)	$3	$—	$3	$—
Private equity investments (c)	144	47	130	53
Other	7	—	5	—
Total	$154	$47	$138	$53
(a)    Seed capital investments at Sept. 30, 2023 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of seven days, are liquidated.
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

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2023					Sept. 30, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,259	$952	$27	$(19)	$2,219	$1,233	$903	$26	$(16)	$2,146
Investment management and performance fees	—	4	774	(2)	776	—	5	800	(3)	802
Financing-related fees	7	2	—	—	9	7	3	—	1	11
Distribution and servicing fees	2	(25)	62	—	39	1	(23)	55	—	33
Investment and other revenue	58	52	(81)	—	29	56	49	(76)	(1)	28
Total fee and other revenue – contract revenue	1,326	985	782	(21)	3,072	1,297	937	805	(19)	3,020
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	163	58	7	55	283	239	52	—	42	333
Total fee and other revenue	$1,489	$1,043	$789	$34	$3,355	$1,536	$989	$805	$23	$3,353
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $3 million in the third quarter of 2023 and $— million in the third quarter of 2022.
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment	Quarter ended
	June 30, 2023
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,299	$932	$23	$(14)	$2,240
Investment management and performance fees	—	5	760	(4)	761
Financing-related fees	10	4	—	1	15
Distribution and servicing fees	1	(23)	58	(1)	35
Investment and other revenue	60	50	(79)	—	31
Total fee and other revenue – contract revenue	1,370	968	762	(18)	3,082
Fee and other revenue – not in scope of ASC 606 (a)(b)	202	57	12	—	271
Total fee and other revenue	$1,572	$1,025	$774	$(18)	$3,353
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $1 million in the second quarter of 2023.

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2023					Sept. 30, 2022
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$3,734	$2,809	$74	$(48)	$6,569	$3,657	$2,647	$75	$(50)	$6,329
Investment management and performance fees	—	14	2,315	(9)	2,320	—	17	2,509	(11)	2,515
Financing-related fees	30	11	—	1	42	21	21	—	1	43
Distribution and servicing fees	3	(71)	175	—	107	3	(44)	138	—	97
Investment and other revenue	178	152	(240)	1	91	157	96	(169)	(1)	83
Total fee and other revenue – contract revenue	3,945	2,915	2,324	(55)	9,129	3,838	2,737	2,553	(61)	9,067
Fee and other revenue – not in scope of ASC 606 (a)(b)	566	167	21	60	814	650	132	(4)	179	957
Total fee and other revenue	$4,511	$3,082	$2,345	$5	$9,943	$4,488	$2,869	$2,549	$118	$10,024
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $4 million in the first nine months of 2023 and $(13) million in the first nine months of 2022.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.6 billion at Sept. 30, 2023 and Dec. 31, 2022.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $49 million at Sept. 30, 2023 and $48 million at Dec. 31, 2022. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $205 million at Sept. 30, 2023 and $164 million at Dec. 31, 2022. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first nine months of 2023 relating to contract liabilities as of Dec. 31, 2022 was $104 million. Revenue recognized in the third quarter of 2023 relating to contract liabilities as of June 30, 2023 was $77 million.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $51 million at Sept. 30, 2023 and $58 million at Dec. 31, 2022. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $4 million in the third quarter of 2023, $5 million in the third quarter of 2022, $4 million in the second quarter of 2023, $12 million in the first nine months of 2023 and $14 million in the first nine months of 2022.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $88 million at Sept. 30, 2023 and $77 million at Dec. 31, 2022. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 9–Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
Interest revenue
Deposits with the Federal Reserve and other central banks	$1,153	$1,241	$288	$3,247	$389
Deposits with banks	125	128	67	393	114
Federal funds sold and securities purchased under resale agreements	2,066	1,776	321	4,833	474
Loans	1,029	957	581	2,852	1,211
Securities:
Taxable	1,069	1,042	683	3,133	1,626
Exempt from federal income taxes	1	—	9	1	29
Total securities	1,070	1,042	692	3,134	1,655
Trading securities	76	80	35	226	78
Total interest revenue	5,519	5,224	1,984	14,685	3,921
Interest expense
Deposits	1,911	1,739	488	5,016	541
Federal funds purchased and securities sold under repurchase agreements	1,956	1,729	250	4,577	339
Trading liabilities	48	43	23	121	37
Other borrowed funds	6	32	1	41	6
Customer payables	147	143	48	418	57
Long-term debt	435	438	248	1,268	493
Total interest expense	4,503	4,124	1,058	11,441	1,473
Net interest revenue	1,016	1,100	926	3,244	2,448
Provision for credit losses	3	5	(30)	35	19
Net interest revenue after provision for credit losses	$1,013	$1,095	$956	$3,209	$2,429

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2023			June 30, 2023			Sept. 30, 2022
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$2	$—	$—	$3	$—
Interest cost	47	9	1	47	9	2	35	6	1
Expected return on assets	(95)	(23)	(2)	(95)	(22)	(3)	(78)	(8)	(2)
Other	2	(4)	(3)	3	(4)	(3)	17	1	(1)
Net periodic benefit (credit) cost	$(46)	$(15)	$(4)	$(45)	$(15)	$(4)	$(26)	$2	$(2)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2023			Sept. 30, 2022
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$8	$—	$—	$9	$—
Interest cost	142	26	4	105	21	3
Expected return on assets	(285)	(67)	(7)	(234)	(27)	(5)
Other	7	(11)	(9)	51	3	(3)
Net periodic benefit (credit) cost	$(136)	$(44)	$(12)	$(78)	$6	$(5)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $241 million (18.8% effective tax rate) in the third quarter of 2023. The income tax provision was $242 million (38.4% effective tax rate) in the third quarter of 2022, which includes approximately 19% impact due to the goodwill impairment. The income tax provision was $270 million (20.2% effective tax rate) in the second quarter of 2023.

Our total tax reserves as of Sept. 30, 2023 were $109 million, compared with $106 million at Dec. 31, 2022. If these tax reserves were unnecessary, $109 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2023 is accrued interest, where applicable, of $36 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2023 was $3 million, compared with $3 million for the nine months ended Sept. 30, 2022.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $9 million as a result of adjustments related to tax years that are still subject to examination.

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
BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of Sept. 30, 2023 and Dec. 31, 2022. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Trading assets	$529	$203
Other assets	12	6
Total assets (a)	$541	$209
Other liabilities	$7	$1
Total liabilities (b)	$7	$1
Nonredeemable noncontrolling interests (c)	$56	$7
(a)    Includes voting model entities (“VMEs”) with assets of $113 million at Sept. 30, 2023 and $86 million at Dec. 31, 2022.
(b)    Includes VMEs with liabilities of $1 million at Sept. 30, 2023 and $1 million at Dec. 31, 2022.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $16 million at Sept. 30, 2023 and $7 million at Dec. 31, 2022.

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

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Other assets	$2,005	$2,235
Other liabilities	589	614
Maximum loss exposure	2,595	2,850

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2023 and Dec. 31, 2022.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series D	SOFR plus 2.46%	5,000	5,000	494	494
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	577	577
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		48,826	48,826	$4,838	$4,838
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series D, Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		3Q23		2Q23		3Q22		YTD23		YTD22
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,552.50	$8	$1,412.60	$7	$1,011.11	$5	$4,292.82	$22	$3,044.44	$15
Series D	100		2,036.78	10	2,250.00	11	—	—	4,286.78	21	2,250.00	11
Series F	100		2,312.50	23	—	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		2,350.00	23	—	—	2,350.00	23	4,700.00	47	4,700.00	47
Series H	100		925.00	6	925.00	6	925.00	6	2,775.00	17	2,775.00	17
Series I	100		937.50	12	937.50	12	937.50	12	2,812.50	36	3,145.83	41
Total				$82		$36		$69		$189		$177
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

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2023			June 30, 2023			Sept. 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(106)	$(79)	$(185)	$61	$36	$97	$(292)	$(150)	$(442)
Total foreign currency translation	(106)	(79)	(185)	61	36	97	(292)	(150)	(442)
Unrealized gain (loss) on assets available-for-sale:
Unrealized (loss) arising during period	(38)	9	(29)	(202)	45	(157)	(1,205)	297	(908)
Reclassification adjustment (b)	19	(5)	14	—	—	—	(1)	—	(1)
Net unrealized (loss) on assets available-for-sale	(19)	4	(15)	(202)	45	(157)	(1,206)	297	(909)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	(5)	2	(3)	(4)	2	(2)	17	(4)	13
Total defined benefit plans	(5)	2	(3)	(4)	2	(2)	17	(4)	13
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(1)	1	—	3	(1)	2	(5)	1	(4)
Reclassification of net loss to net income:
FX contracts – investment and other revenue	2	(1)	1	1	—	1	1	—	1
Foreign exchange (“FX”) contracts – staff expense	(2)	1	(1)	—	—	—	3	(1)	2
Total reclassifications to net income	—	—	—	1	—	1	4	(1)	3
Net unrealized (loss) gain on cash flow hedges	(1)	1	—	4	(1)	3	(1)	—	(1)
Total other comprehensive (loss) income	$(131)	$(72)	$(203)	$(141)	$82	$(59)	$(1,482)	$143	$(1,339)
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

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2023			Sept. 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$32	$(17)	$15	$(848)	$(302)	$(1,150)
Total foreign currency translation	32	(17)	15	(848)	(302)	(1,150)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	179	(48)	131	(4,393)	1,072	(3,321)
Reclassification adjustment (b)	20	(5)	15	(5)	1	(4)
Net unrealized gain (loss) on assets available-for-sale	199	(53)	146	(4,398)	1,073	(3,325)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	(13)	5	(8)	51	(7)	44
Total defined benefit plans	(13)	5	(8)	51	(7)	44
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	6	(1)	5	(16)	4	(12)
Reclassification of net loss to net income:
FX contracts – staff expense	1	—	1	4	(1)	3
FX contracts – investment and other revenue	3	(1)	2	1	—	1
Total reclassifications to net income	4	(1)	3	5	(1)	4
Net unrealized gain (loss) on cash flow hedges	10	(2)	8	(11)	3	(8)
Total other comprehensive income (loss)	$228	$(67)	$161	$(5,206)	$767	$(4,439)
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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2023					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$20,898	$—	$—	$—	$20,898
Agency RMBS	—	9,987	—	—	9,987
Sovereign debt/sovereign guaranteed	2,583	6,107	—	—	8,690
Supranational	—	7,568	—	—	7,568
Agency commercial MBS	—	7,532	—	—	7,532
Foreign covered bonds	—	6,110	—	—	6,110
CLOs	—	5,935	—	—	5,935
Non-agency commercial MBS	—	2,917	—	—	2,917
U.S. government agencies	—	2,762	—	—	2,762
Foreign government agencies/local governments	—	2,159	—	—	2,159
Non-agency RMBS	—	1,737	—	—	1,737
Other ABS	—	922	—	—	922
Other debt securities	—	1	—	—	1
Total available-for-sale securities	23,481	53,737	—	—	77,218
Trading assets:
Debt instruments	2,068	2,048	—	—	4,116
Equity instruments	4,431	—	—	—	4,431
Derivative assets not designated as hedging:
Interest rate	11	1,041	—	(1,052)	—
Foreign exchange	—	7,813	—	(5,734)	2,079
Equity and other contracts	9	126	—	(62)	73
Total derivative assets not designated as hedging	20	8,980	—	(6,848)	2,152
Total trading assets	6,519	11,028	—	(6,848)	10,699
Other assets:
Derivative assets designated as hedging:
Interest rate	—	369	—	—	369
Foreign exchange	—	220	—	—	220
Total derivative assets designated as hedging	—	589	—	—	589
Other assets (b)	469	349	—	—	818
Total other assets	469	938	—	—	1,407
Assets measured at NAV (b)					154
Total assets	$30,469	$65,703	$—	$(6,848)	$89,478
Percentage of total assets prior to netting	32%	68%	—%

Liabilities
Trading liabilities:
Debt instruments	$4,069	$19	$—	$—	$4,088
Equity instruments	49	—	—	—	49
Derivative liabilities not designated as hedging:
Interest rate	3	1,483	—	(501)	985
Foreign exchange	2	7,701	—	(5,472)	2,231
Equity and other contracts	—	15	—	(10)	5
Total derivative liabilities not designated as hedging	5	9,199	—	(5,983)	3,221
Total trading liabilities	4,123	9,218	—	(5,983)	7,358
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	16	—	—	16
Total derivative liabilities designated as hedging	—	16	—	—	16
Other liabilities	—	7	—	—	7
Total other liabilities	—	23	—	—	23
Total liabilities	$4,123	$9,241	$—	$(5,983)	$7,381
Percentage of total liabilities prior to netting	31%	69%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2022					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets
Available-for-sale securities:
U.S. Treasury	$29,533	$—	$—	$—	$29,533
Sovereign debt/sovereign guaranteed	4,237	6,127	—	—	10,364
Agency RMBS	—	8,957	—	—	8,957
Agency commercial MBS	—	8,060	—	—	8,060
Supranational	—	7,734	—	—	7,734
Foreign covered bonds	—	5,758	—	—	5,758
CLOs	—	5,343	—	—	5,343
Non-agency commercial MBS	—	2,977	—	—	2,977
U.S. government agencies	—	2,294	—	—	2,294
Foreign government agencies/local governments	—	2,241	—	—	2,241
Non-agency RMBS	—	2,029	—	—	2,029
Other ABS	—	1,319	—	—	1,319
State and political subdivisions	—	12	—	—	12
Other debt securities	—	1	—	—	1
Total available-for-sale securities	33,770	52,852	—	—	86,622
Trading assets:
Debt instruments	1,590	1,901	—	—	3,491
Equity instruments	3,791	—	—	—	3,791
Derivative assets not designated as hedging:
Interest rate	10	1,287	—	(986)	311
Foreign exchange	—	9,433	—	(7,215)	2,218
Equity and other contracts	4	98	—	(5)	97
Total derivative assets not designated as hedging	14	10,818	—	(8,206)	2,626
Total trading assets	5,395	12,719	—	(8,206)	9,908
Other assets:
Derivative assets designated as hedging:
Interest rate	—	205	—	—	205
Foreign exchange	—	114	—	—	114
Total derivative assets designated as hedging	—	319	—	—	319
Other assets (b)	294	220	—	—	514
Total other assets	294	539	—	—	833
Assets measured at NAV (b)					138
Total assets	$39,459	$66,110	$—	$(8,206)	$97,501
Percentage of total assets prior to netting	37%	63%	—%

Liabilities
Trading liabilities:
Debt instruments	$2,373	$101	$—	$—	$2,474
Equity instruments	97	—	—	—	97
Derivative liabilities not designated as hedging:
Interest rate	6	1,578	—	(798)	786
Foreign exchange	—	9,456	—	(7,444)	2,012
Equity and other contracts	—	17	—	(1)	16
Total derivative liabilities not designated as hedging	6	11,051	—	(8,243)	2,814
Total trading liabilities	2,476	11,152	—	(8,243)	5,385
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	220	—	—	220
Total derivative liabilities designated as hedging	—	220	—	—	220
Other liabilities	—	1	—	—	1
Total other liabilities	—	221	—	—	221
Total liabilities	$2,476	$11,373	$—	$(8,243)	$5,606
Percentage of total liabilities prior to netting	18%	82%	—%
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
(b)    Includes seed capital, private equity investments and other assets.
82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2023						Dec. 31, 2022
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2023	$1,479	100%	—%	—%	—%	—%	$1,728	100%	—%	—%	—%	—%
2007 and earlier	258	4	14	1	41	40	301	5	13	1	45	36
Total non-agency RMBS	$1,737	86%	2%	—%	6%	6%	$2,029	86%	2%	—%	7%	5%
Non-agency commercial MBS originated in:
2009-2023	$2,917	100%	—%	—%	—%	—%	$2,977	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,476	100%	—%	—%	—%	—%	$2,384	100%	—%	—%	—%	—%
UK	1,045	100	—	—	—	—	1,215	100	—	—	—	—
Australia	703	100	—	—	—	—	696	100	—	—	—	—
Germany	580	100	—	—	—	—	542	100	—	—	—	—
Norway	266	100	—	—	—	—	377	100	—	—	—	—
Other	1,040	100	—	—	—	—	544	100	—	—	—	—
Total foreign covered bonds	$6,110	100%	—%	—%	—%	—%	$5,758	100%	—%	—%	—%	—%
Sovereign debt/sovereign guaranteed:
Germany	$2,778	100%	—%	—%	—%	—%	$3,103	100%	—%	—%	—%	—%
France	1,445	100	—	—	—	—	1,665	100	—	—	—	—
UK	1,232	100	—	—	—	—	2,225	100	—	—	—	—
Canada	608	100	—	—	—	—	702	100	—	—	—	—
Singapore	562	100	—	—	—	—	797	100	—	—	—	—
Japan	341	—	100	—	—	—	475	—	100	—	—	—
Spain	287	—	28	72	—	—	214	—	40	60	—	—
Hong Kong	254	100	—	—	—	—	273	100	—	—	—	—
Italy	211	—	—	100	—	—	390	—	—	100	—	—
Austria	197	100	—	—	—	—	177	100	—	—	—	—
Other (c)	775	80	5	—	15	—	343	55	9	—	36	—
Total sovereign debt/sovereign guaranteed	$8,690	89%	5%	5%	1%	—%	$10,364	88%	6%	5%	1%	—%
Foreign government agencies/local governments:
Canada	$746	85%	15%	—%	—%	—%	$652	83%	17%	—%	—%	—%
Norway	430	100	—	—	—	—	427	100	—	—	—	—
Netherlands	296	100	—	—	—	—	363	100	—	—	—	—
Sweden	212	100	—	—	—	—	260	100	—	—	—	—
France	18	100	—	—	—	—	240	100	—	—	—	—
Other	457	86	14	—	—	—	299	100	—	—	—	—
Total foreign government agencies/local governments	$2,159	92%	8%	—%	—%	—%	$2,241	95%	5%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2023 and Dec. 31, 2022, sovereign debt/sovereign guaranteed securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade sovereign debt/sovereign guaranteed securities related to Brazil of $118 million at Sept. 30, 2023 and $123 million at Dec. 31, 2022.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of Sept. 30, 2023 and Dec. 31, 2022 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2023 and/or 2022 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2023				Dec. 31, 2022
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$29	$—	$29	$—	$33	$—	$33
Other assets (b)	—	421	—	421	—	448	—	448
Total assets at fair value on a nonrecurring basis	$—	$450	$—	$450	$—	$481	$—	$481
(a)    The fair value of these loans was unchanged in the in the third quarter of 2023 and the fourth quarter of 2022, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
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

Summary of financial instruments	Sept. 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$107,419	$—	$107,419	$107,419
Interest-bearing deposits with banks	—	12,995	—	12,995	12,999
Federal funds sold and securities purchased under resale agreements	—	26,299	—	26,299	26,299
Securities held-to-maturity	9,617	34,594	—	44,211	51,007
Loans (a)	—	64,309	—	64,309	65,446
Other financial assets	4,904	2,086	—	6,990	6,990
Total	$14,521	$247,702	$—	$262,223	$270,160
Liabilities:
Noninterest-bearing deposits	$—	$60,571	$—	$60,571	$60,571
Interest-bearing deposits	—	212,309	—	212,309	216,896
Federal funds purchased and securities sold under repurchase agreements	—	14,771	—	14,771	14,771
Payables to customers and broker-dealers	—	17,441	—	17,441	17,441
Borrowings	—	1,487	—	1,487	1,487
Long-term debt	—	27,306	—	27,306	29,205
Total	$—	$333,885	$—	$333,885	$340,371
(a)    Does not include the leasing portfolio.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$91,655	$—	$91,655	$91,655
Interest-bearing deposits with banks	—	17,167	—	17,167	17,169
Federal funds sold and securities purchased under resale agreements	—	24,298	—	24,298	24,298
Securities held-to-maturity	10,948	39,044	—	49,992	56,194
Loans (a)	—	64,668	—	64,668	65,230
Other financial assets	5,030	1,817	—	6,847	6,847
Total	$15,978	$238,649	$—	$254,627	$261,393
Liabilities:
Noninterest-bearing deposits	$—	$78,017	$—	$78,017	$78,017
Interest-bearing deposits	—	196,258	—	196,258	200,953
Federal funds purchased and securities sold under repurchase agreements	—	12,335	—	12,335	12,335
Payables to customers and broker-dealers	—	23,435	—	23,435	23,435
Borrowings	—	911	—	911	911
Long-term debt	—	28,977	—	28,977	30,458
Total	$—	$339,933	$—	$339,933	$346,109
(a)    Does not include the leasing portfolio.

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Assets of consolidated investment management funds:
Trading assets	$529	$203
Other assets	12	6
Total assets of consolidated investment management funds	$541	$209
Liabilities of consolidated investment management funds:
Other liabilities	$7	$1
Total liabilities of consolidated investment management funds	$7	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $8 million at Sept. 30, 2023 and $10 million at Dec. 31, 2022. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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
BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

We perform credit reviews and enter into netting agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2023.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, sovereign debt/sovereign guaranteed and foreign covered bonds. At Sept. 30, 2023, $31.4 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $31.4 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2023, $22.7 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $22.7 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 18 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2023, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $639 million (notional), with a net pre-tax gain of $4 million recorded in accumulated other comprehensive income (“OCI”). This gain will be reclassified to earnings over the next 12 months.

In 2022, we utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. At Sept. 30, 2023, there were no remaining foreign exchange contracts. Forward points are designated as an excluded component and amortized into earnings over the hedge period.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2023, forward foreign exchange contracts with notional amounts totaling $9.4 billion were designated as net investment hedges.

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

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q23	2Q23	3Q22	YTD23	YTD22
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest revenue	$439	$388	$1,294	$392	$3,644
Hedged item	Interest revenue	(438)	(389)	(1,292)	(393)	(3,630)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(281)	(277)	(540)	(279)	(1,573)
Hedged item	Interest expense	281	278	539	280	1,570
Foreign exchange fair value hedges of available-for-sale securities
Derivative (a)	Foreign exchange revenue	—	—	(2)	—	(4)
Hedged item	Foreign exchange revenue	—	—	2	—	5
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	2	—	(3)	(1)	(4)
(Loss) reclassified from OCI into income	Investment and other revenue	(2)	(1)	(1)	(3)	(1)
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$1	$(1)	$(3)	$(4)	$7
(a)    There was no amortization associated with the excluded component in the third quarter of 2023, second quarter of 2023 and first nine months of 2023. Includes gains of less than $1 million in the third quarter of 2022 and $1 million in the first nine months of 2022 associated with the amortization of the excluded component.

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q23	2Q23	3Q22	YTD23	YTD22		3Q23	2Q23	3Q22	YTD23	YTD22
FX contracts	$333	$(152)	$631	$70	$1,279	Net interest revenue	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022
Available-for-sale securities (b)	$31,303	$31,370	$(2,820)	$(2,678)
Long-term debt	$21,236	$23,510	$(1,497)	$(1,232)
(a)    Includes a $464 million decrease and less than $1 million increase of basis adjustment on discontinued hedges associated with available-for-sale securities at Sept. 30, 2023 and Dec. 31, 2022, respectively, and $49 million and $48 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2023 and Dec. 31, 2022, respectively.
(b)    Carrying amount represents the amortized cost.
BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$54,076	$56,142	$369	$205	$—	$—
Foreign exchange contracts	10,058	10,096	220	114	16	220
Total derivatives designated as hedging instruments			$589	$319	$16	$220
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$160,712	$190,917	$1,052	$1,297	$1,486	$1,584
Foreign exchange contracts	895,679	880,948	7,813	9,433	7,703	9,456
Equity contracts	3,801	2,993	135	102	10	13
Credit contracts	220	200	—	—	5	4
Total derivatives not designated as hedging instruments			$9,000	$10,832	$9,204	$11,057
Total derivatives fair value (d)			$9,589	$11,151	$9,220	$11,277
Effect of master netting agreements (e)			(6,848)	(8,206)	(5,983)	(8,243)
Fair value after effect of master netting agreements			$2,741	$2,945	$3,237	$3,034
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,909 million and $1,044 million, respectively, at Sept. 30, 2023, and $1,786 million and $1,823 million, respectively, at Dec. 31, 2022.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q23	2Q23	3Q22	YTD23	YTD22
Foreign exchange revenue	$154	$158	$203	$488	$632
Other trading revenue	86	53	65	184	115

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and were losses of $11 million in the third quarter of 2023 and $11 million in the third quarter of 2022, gains of $8 million in the second quarter of 2023 and $4 million in the first nine months of 2023 and a loss of $54 million in the first nine months of 2022.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity
88 BNY Mellon

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

	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,479	$3,069
Collateral posted	$1,519	$3,484
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2023	Dec. 31, 2022
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$60	$20
Baa2/BBB	$814	$545
Ba1/BB+	$1,714	$1,803
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2023 and Dec. 31, 2022, existing collateral arrangements would have required us to post additional collateral of $378 million and $214 million, respectively.
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2023
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,297	$1,052		$245	$56	$—	$189
Foreign exchange contracts	7,361	5,734		1,627	46	—	1,581
Equity and other contracts	126	62		64	1	—	63
Total derivatives subject to netting arrangements	8,784	6,848		1,936	103	—	1,833
Total derivatives not subject to netting arrangements	805	—		805	—	—	805
Total derivatives	9,589	6,848		2,741	103	—	2,638
Reverse repurchase agreements	151,944	134,691	(b)	17,253	17,204	—	49
Securities borrowing	9,046	—		9,046	8,649	—	397
Total	$170,579	$141,539		$29,040	$25,956	$—	$3,084
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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2023				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,073	$501		$572	$71	$—	$501
Foreign exchange contracts	6,992	5,472		1,520	280	—	1,240
Equity and other contracts	10	10		—	—	—	—
Total derivatives subject to netting arrangements	8,075	5,983		2,092	351	—	1,741
Total derivatives not subject to netting arrangements	1,145	—		1,145	—	—	1,145
Total derivatives	9,220	5,983		3,237	351	—	2,886
Repurchase agreements	147,027	134,691	(b)	12,336	12,278	58	—
Securities lending	2,435	—		2,435	2,344	—	91
Total	$158,682	$140,674		$18,008	$14,973	$58	$2,977
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2023					Dec. 31, 2022
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$115,930	$743	$1,044	$627	$118,344	$62,401	$7	$827	$553	$63,788
Agency RMBS	21,846	508	371	25	22,750	1,460	493	—	—	1,953
Corporate bonds	91	122	1,039	628	1,880	99	88	782	306	1,275
Sovereign debt/sovereign guaranteed	1,445	—	—	—	1,445	1,008	—	—	—	1,008
State and political subdivisions	48	37	431	272	788	38	49	443	159	689
U.S. government agencies	164	7	47	7	225	161	—	—	—	161
Other debt securities	2	129	90	14	235	13	102	92	7	214
Equity securities	—	5	1,353	2	1,360	—	61	1,681	—	1,742
Total	$139,526	$1,551	$4,375	$1,575	$147,027	$65,180	$800	$3,825	$1,025	$70,830
Securities lending:
Agency RMBS	$98	$—	$—	$—	$98	$110	$—	$—	$—	$110
Other debt securities	40	—	—	—	40	66	—	—	—	66
Equity securities	2,297	—	—	—	2,297	1,651	—	—	—	1,651
Total	$2,435	$—	$—	$—	$2,435	$1,827	$—	$—	$—	$1,827
Total secured borrowings	$141,961	$1,551	$4,375	$1,575	$149,462	$67,007	$800	$3,825	$1,025	$72,657

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

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2023	Dec. 31, 2022
(in millions)
Lending commitments	$48,624	$49,750
Standby letters of credit (“SBLC”) (a)	1,974	1,918
Commercial letters of credit	51	19
Securities lending indemnifications (b)(c)	452,620	491,043
(a)Net of participations totaling $184 million at Sept. 30, 2023 and $175 million at Dec. 31, 2022.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $60 billion at Sept. 30, 2023 and $64 billion at Dec. 31, 2022.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $48 billion at Sept. 30, 2023 and $43 billion at Dec. 31, 2022.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $28.8 billion in less than one year, $19.5 billion in one to five years and $337 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $145 million at Sept. 30, 2023 and $144 million at Dec. 31, 2022. At Sept. 30, 2023, $1.3 billion of the SBLCs will expire within one year, $634 million in one to five years and $8 million over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2023	Dec. 31, 2022

Investment grade	74%	75%
Non-investment grade	26%	25%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $51 million at Sept. 30, 2023 and $19 million at Dec. 31, 2022.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $85 million at Sept. 30, 2023 and $78 million at Dec. 31, 2022.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications
BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

were secured by collateral of $476 billion at Sept. 30, 2023 and $515 billion at Dec. 31, 2022.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2023 and Dec. 31, 2022, $60 billion and $64 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $63 billion and $68 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2023, we had no unsettled repurchase agreements and $65.9 billion of unsettled reverse repurchase agreements. At Dec. 31, 2022, we had $4.0 billion of unsettled repurchase agreements and $11.3 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2023. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2023
	Loans	Unfunded commitments	Total exposure
Securities industry	$1.7	$17.2	$18.9
Asset managers	1.5	8.0	9.5
Banks	6.8	1.5	8.3
Insurance	0.1	3.9	4.0
Government	—	0.2	0.2
Other	0.3	1.0	1.3
Total	$10.4	$31.8	$42.2

Commercial portfolio exposure (in billions)	Sept. 30, 2023
	Loans	Unfunded commitments	Total exposure
Services and other	$1.1	$3.4	$4.5
Manufacturing	0.5	3.6	4.1
Energy and utilities	0.3	3.7	4.0
Media and telecom	—	0.7	0.7
Total	$1.9	$11.4	$13.3

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
94 BNY Mellon

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
BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

receivable up to the amount of the accrual that is probable of recovery.

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $590 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

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

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service (“MPF”) filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. On Aug. 21, 2023, DTVM’s appeal was denied. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020 TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund have appealed. On Sept. 21, 2023, the São Paulo court issued an order suspending the arbitration; the Arbitration Court implemented the suspension on Oct. 6, 2023. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organization changes in the third quarter of 2023.

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
98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,489	$1,043	$789	(a)	$34	$3,355	(a)
Net interest revenue (expense)	600	402	38		(24)	1,016
Total revenue	2,089	1,445	827	(a)	10	4,371	(a)
Provision for credit losses	19	6	(9)		(13)	3
Noninterest expense	1,585	808	672		24	3,089
Income (loss) before income taxes	$485	$631	$164	(a)	$(1)	$1,279	(a)
Pre-tax operating margin (b)	23%	44%	20%		N/M	29%
Average assets	$190,964	$129,804	$26,531		$50,193	$397,492
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $3 million.
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the nine months ended Sept. 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,511	$3,082	$2,345	(a)	$5	$9,943	(a)
Net interest revenue (expense)	1,934	1,275	122		(87)	3,244
Total revenue (loss)	6,445	4,357	2,467	(a)	(82)	13,187	(a)
Provision for credit losses	35	13	(2)		(11)	35
Noninterest expense	4,723	2,358	2,083		136	9,300
Income (loss) before income taxes	$1,687	$1,986	$386	(a)	$(207)	$3,852	(a)
Pre-tax operating margin (b)	26%	46%	16%		N/M	29%
Average assets	$196,556	$131,193	$26,968		$53,968	$408,685
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $4 million.
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
N/M – Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2023	2022
Transfers from loans to other assets for other real estate owned	$1	$1
Change in assets of consolidated investment management funds	332	248
Change in liabilities of consolidated investment management funds	6	2
Change in nonredeemable noncontrolling interests of consolidated investment management funds	49	189
Securities purchased not settled	234	126
Securities matured not settled	455	—
Available-for-sale securities transferred to held-to-maturity securities	—	6,067
Premises and equipment/operating lease obligations	203	177
Excise tax on share repurchases	18	—

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

102 BNY Mellon

Forward-looking Statements

Some statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, efficiency, expenses, nonperforming assets, products, impacts of currency fluctuations, deposits, securities portfolio, divestments, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth, focus and initiatives.

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
•we have experienced, and may continue to experience, unrealized or realized losses on
BNY Mellon 103

Forward-looking Statements (continued)

securities related to volatile and illiquid market conditions, reducing our capital levels and/or earnings;
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

Investors should not place undue reliance on any forward-looking statement and consider all risk factors discussed in our 2022 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other website referenced herein are not part of this report.
104 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2023. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2023			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2023
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2023	1,909	$45.52	1,909	$3,209
August 2023	4,238	44.73	4,238	3,019
September 2023	3,832	45.13	3,832	2,846
Third quarter of 2023 (a)	9,979	$45.03	9,979	$2,846	(b)
(a)    Includes 62 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $45.03.
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

Item 5. Other Information.

(a)    An amendment to the offer terms for Dermot McDonogh, Chief Financial Officer of the Company, was approved by the Human Resources and Compensation Committee of the Company on Oct. 30, 2023. The amended terms provide that Mr. McDonogh will receive a cash payment of $2,230,000 in 2023 to reflect additional tax obligations on previously disclosed equity buyout awards resulting from the Company’s request that he relocate from the United Kingdom to the United States in connection with his employment. Such payment will be subject to the Company’s standard terms and conditions, including clawback and recoupment.

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

3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 18, 2021, and incorporated herein by reference.
3.9	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Aug. 8, 2023.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 11, 2023, and incorporated herein by reference.
106 BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
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

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 3, 2023	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

108 BNY Mellon