Form 10-K
period 2023-12-31
Bank of New York Mellon Corp
filed 2024-02-28
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $34,643,425,518.

As of January 31, 2024, 754,437,391 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2024 Proxy Statement – Part III
    The Bank of New York Mellon Corporation 2023 Annual Report to Shareholders – Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 14, including those portions of BNY Mellon’s 2023 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY Mellon’s Proxy Statement for its 2024 Annual Meeting (the “Proxy”) will be available on our website at www.bnymellon.com. We also make available on our website, free of charge, the following materials:

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “ambition,” “aspiration,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements. Some statements in this document are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of securities portfolio repositioning, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest revenue, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, growth and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K), are not guarantees of future results or occurrences, are inherently uncertain and are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in the Annual Report under “Management’s Discussion and
BNY Mellon 1

Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors,” such as:
•errors or delays in our operational and transaction processing, or those of third parties, may materially adversely affect our business, financial condition, results of operations and reputation;
•our risk management framework, models and processes may not be effective in identifying or mitigating risk and reducing the potential for losses and any inadequacy or lapse in our risk management framework, models and processes could expose us to unexpected losses that could materially adversely affect our results of operations or financial condition;
•a communications or technology disruption or failure within our infrastructure or the infrastructure of third parties that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations;
•a cybersecurity incident, or a failure in our computer systems, networks and information, or those of third parties, could result in the theft, loss, disclosure, use or alteration of information, unauthorized access to or loss of information, or system or network failures. Any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
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
•a failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, financial condition, results of operations and reputation;
•weakness and volatility in financial markets and the economy generally may materially adversely affect our business, financial condition and results of operations;
•we are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by slowing market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences;
•levels of and changes in interest rates have impacted, and will in the future continue to impact, our profitability and capital levels, at times adversely;
•we have experienced, and may continue to experience, unrealized or realized losses on securities related to volatile and illiquid market conditions, reducing our capital levels and/or earnings;
•reform of interest rate benchmarks and the use of alternative reference rates by us and our clients could adversely affect our business, financial condition and results of operations;
•the failure or perceived weakness of any of our significant clients or counterparties, many of whom are major financial institutions or sovereign entities, and our assumption of credit, counterparty and concentration risk, could expose us to credit losses and adversely affect our business;
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
•the Parent is a non-operating holding company and, as a result, is dependent on dividends from its subsidiaries and extensions of credit from its IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases, payment of income taxes and payment of dividends to its stockholders;
2 BNY Mellon

•our ability to return capital to shareholders is subject to the discretion of our Board of Directors and may be limited by U.S. banking laws and regulations, including those governing capital and capital planning, applicable provisions of Delaware law and our failure to pay full and timely dividends on our preferred stock;
•any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, The Bank of New York Mellon, BNY Mellon, N.A. or The Bank of New York Mellon SA/NV, could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our business, financial condition and results of operations and on the value of the securities we issue;
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
•ESG concerns, including climate change, could adversely affect our business, affect client activity levels, subject us to additional regulatory requirements and damage our reputation;
•impacts from geopolitical events, acts of terrorism, natural disasters, the physical effects of climate change, pandemics and other similar events may have a negative impact on our business and operations;
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

Investors should not place undue reliance on any forward-looking statement and should consider all risk factors discussed in the Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.
BNY Mellon 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $47.8 trillion in assets under custody and/or administration and $2.0 trillion in assets under management as of Dec. 31, 2023. With its subsidiaries, BNY Mellon has been in business since 1784.

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

BNY Mellon’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the European Central Bank and the National Bank of Belgium under the Single Supervisory Mechanism and is also supervised by the Belgian Financial Services and Markets Authority for conduct of business rules. BNY Mellon SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Copenhagen, Denmark; Dublin, Ireland; Frankfurt, Germany; the City of Luxembourg, Luxembourg; Madrid, Spain; Milan, Italy; Paris, France; and Wroclaw, Poland.  BNY Mellon SA/NV’s activities are in the Securities Services and Market and Wealth Services segments of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A – Supervision and Regulation” section in the Annual Report.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2023.

BNY Mellon 5

Human Capital Management

Our enduring ambition is to build the best global team—one that is inclusive of varying perspectives, backgrounds and experiences, and represents the increasingly varied markets and clients we serve. Our core objective is to empower our teams to do their best work, make unique contributions and build purposeful careers in an environment where they are treated with fairness, dignity and respect.

Belonging and Inclusion

Belonging and inclusion is integral to who we are as a company, what our people experience as members of our global team, and how we serve all of our stakeholders. Our strategy is not separate, but embedded in the way we do business, our operating model, talent experience and client value proposition.

We aim for fair inclusion by working with professional associations, educational institutions, think tanks and nonprofits to deepen engagement with Black, Hispanic/Latino, Asian, LGBT+, neuro-diverse individuals, people with disabilities and talent from other underrepresented backgrounds.

At the end of 2023, women were 40% of BNY Mellon’s global workforce and 44% of BNY Mellon’s U.S. workforce. Further, 39% of BNY Mellon’s U.S. workforce were from U.S. underrepresented ethnic and/or racial backgrounds.

At the end of 2023, 40% of BNY Mellon’s Executive Committee were women and 28% of BNY Mellon’s Executive Committee were from underrepresented ethnic and/or racial backgrounds.

Our Board of Directors is committed to fostering and maintaining its diversity. At the end of 2023, 40% of our Board of Directors were women and 30% of our Board of Directors was composed of individuals from underrepresented ethnic and/or racial backgrounds. In addition, four of BNY Mellon’s six standing committees of its Board of Directors are chaired by a diverse director based on race or gender.

Retention, Training and Development

We seek to attract and retain employees by providing a rewarding employee experience. We recognize that employees seek a supportive, safe and inclusive workplace, and we continually evaluate our employee engagement and wellbeing programs in an effort to meet those expectations. We offer a 401(k) plan for U.S. employees and other defined contribution retirement plans worldwide, where consistent with market practice. We also maintain defined benefit plans for certain current and former employees, some of which are frozen (including in the U.S.). At Dec. 31, 2023, we had approximately 43,100 participants in our 401(k) plan, including former employees. In addition, our frozen U.S. defined benefit pension plan covered approximately 7,400 U.S. participants, and our non-U.S. defined benefit plans (some frozen) covered approximately 18,000 non-U.S. participants.

The Bank of New York Mellon Corporation has provided eligible employees an award of 10 restricted stock units (“RSUs”) or BK Shares. BK Shares is an equity grant that allows for eligible employees to become equity owners and share in the Company’s success.

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

Employee Wellbeing, Health and Safety

BNY Mellon’s holistic approach to employee wellbeing is designed to create a healthy, resilient and vibrant workforce. Our programs are designed to provide employees access to resources to help improve their physical health, emotional resilience, financial wellbeing and social connections. Further, we work to ensure the safety of our employees and clients in all of our facilities.

BNY Mellon fosters a high-performance culture and supports employee work/life balance, while also delivering on our regulatory requirements and business imperatives. We endeavor to promote a collaborative and effective workplace for our people,
6 BNY Mellon

while continuing to embrace the concept of flexibility and enhancing our culture and commercial impact.

Employees and International Operations

Globally, at Dec. 31, 2023, BNY Mellon and its subsidiaries had approximately 53,400 full-time employees.

We pride ourselves on providing dedicated service through our multilingual sales, marketing and client service teams. At Dec. 31, 2023, approximately 55% of our total employees (full-time and part-time employees) were based outside the U.S., with approximately 11,000 employees in Europe, the Middle East and Africa (“EMEA”), approximately 18,400 employees in the Asia-Pacific region (“APAC”) and approximately 800 employees in other global locations, primarily Brazil.

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

Competition in the financial services industry continues to be intense. Competition is based on a number of factors including, among others, customer service and convenience, transaction execution, capital or access to capital, quality and range of products and services offered, performance, technological innovation and expertise, price, reputation and lending limits. Competition also varies based on the types of clients, customers, industries and geographies served. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees, retain, develop and motivate our existing employees, amid heightened regulatory restrictions and an inflationary environment. Our competitive position may be affected by institutions that are not similarly subject to extensive regulation, and as further technological advances enable more companies to provide financial services.

For additional discussion regarding competition, see “MD&A – Risk Factors – Operational Risk – Our business may be adversely affected if we are unable to attract, retain, develop and motivate employees” and “MD&A – Risk Factors – Strategic Risk – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors,” which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

BNY Mellon 7

ITEM 1C. CYBERSECURITY

The information required by this Item is set forth in the “MD&A – Cybersecurity” section in the Annual Report, which is incorporated herein by reference.

ITEM 2. PROPERTIES

Our corporate headquarters, located at 240 Greenwich Street in New York City, is a 23-story building of approximately 1.2 million square feet that we own.

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 5.0 million square feet of leased and owned space.

In the EMEA region, we have offices that total approximately 1.3 million square feet of leased and owned space, and we have 1.4 million square feet of leased space in the APAC region.

Our global facilities are used across our business segments for corporate purposes. In the preceding paragraphs, square footage figures do not include excess space that has been vacated and/or subleased to third parties. We regularly evaluate our space capacity in relation to current and projected needs. We have incurred and may in the future incur costs if we reduce our space capacity or commit to, or occupy, new properties in locations in which we operate and dispose of existing space. These costs may be material to our operating results in a given period.

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
8 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2024, there were 21,154 holders of record of our common stock.

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

As of Dec. 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
BNY Mellon 9

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 121 and 122 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

(a)    On Feb. 23, 2024, the Human Resources and Compensation Committee of the Board of Directors of The Bank of New York Mellon Corporation (the “Corporation”) amended and restated the Executive Severance Plan (the “ESP”), effective March 1, 2024. The ESP maintains the same severance components and formula. Updates are to the “Pro-Rata Annual Incentive Award” that is provided under the ESP for the year of termination that is revised to include eligibility for a full pro-rated amount of such award (cash and deferred), to align the ESP’s definition of “Cause” with the definition for such term in the participant’s most recently granted equity award agreement, and to effectuate certain other changes. The foregoing summary of the amendments is qualified in its entirety by reference to the amended and restated ESP, which is filed herewith as Exhibit 10.30 and incorporated herein by reference.

(b)    Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan, employee stock purchase plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of stock awards, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Name	Age	Positions and offices

Catherine Keating	62
Ms. Keating has served as Senior Executive Vice President and Global Head of Wealth Management at BNY Mellon since July 2018. From February 2015 to June 2018, Ms. Keating was the Chief Executive Officer of Commonfund.

Jayee Koffey	43	Ms. Koffey has served as Senior Executive Vice President, Global Head of Enterprise Execution and Chief Corporate Affairs Officer since February 2023. Ms. Koffey served as Head of the Executive Office and Company Chief of Staff from August 2022 to February 2023. Previously, from 2011 to July 2022, Ms. Koffey worked at The Goldman Sachs Group, Inc., most recently as Chief Enterprise Risk Officer.

Senthil Kumar	58	Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019.

Kurtis R. Kurimsky	50	Mr. Kurimsky has served as Vice President and Controller of BNY Mellon since July 2015.

J. Kevin McCarthy	59	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014.

Dermot McDonogh	58
Mr. McDonogh has served as Senior Executive Vice President of BNY Mellon since October 2022 and as Chief Financial Officer of BNY Mellon since February 2023. From 2015 to July 2022, Mr. McDonogh served as the Chief Operating Officer of the Europe, Middle East, and Africa region for Goldman Sachs International and as the Chief Executive Officer of Goldman Sachs International Bank.

BNY Mellon 11

Name	Age	Positions and offices
Roman Regelman	52	Mr. Regelman has served as Senior Executive Vice President and Global Head of Securities Services and Digital of BNY Mellon since April 2023. Mr. Regelman previously served as Chief Executive Officer of Asset Servicing, Issuer Services and Digital from April 2022 to April 2023 and Chief Executive Officer of Asset Servicing and Head of Digital from January 2020 to April 2022. From September 2018 to January 2020, Mr. Regelman served as Senior Executive Vice President and Head of Digital.

Hanneke Smits	57
Ms. Smits has served as Senior Executive Vice President and Global Head of Investment Management at BNY Mellon since October 2020 and served as the Chief Executive Officer of Newton Investment Management from August 2016 to September 2020.

Robin Vince	52	Mr. Vince has served as President and Chief Executive Officer of BNY Mellon since September 2022, and as President and Chief Executive Officer-Elect from March 2022 until September 2022. Previously, Mr. Vince was Vice Chair and Chief Executive Officer of Global Market Infrastructure at BNY Mellon since October 2020. From 1994 until September 2020, Mr. Vince worked at Goldman Sachs, most recently as Chief Risk Officer and a member of the Management Committee.

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

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	124-125
	Consolidated Comprehensive Income Statement	126
	Consolidated Balance Sheet	127
	Consolidated Statement of Cash Flows	128
	Consolidated Statement of Changes in Equity	129-130
	Notes to Consolidated Financial Statements	131-203
	Report of Independent Registered Public Accounting Firm	204

(3)	Exhibits
	See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 14 through 19 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

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
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.2	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.4	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.5	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.6	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
BNY Mellon 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.7	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.8	*	Form of Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.9	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.10	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.11	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.12	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.13	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.14	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.15	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.16	*	2020 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
10.17	*	2020 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2020, and incorporated herein by reference.
16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.18	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2020, and incorporated herein by reference.
10.19	*	2021 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.20	*	2021 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.21	*	2022 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.22	*	2022 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.23	*	Amendment, dated Aug. 30, 2022, to Letter Agreement between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2022, and incorporated herein by reference.
10.24	*	Gulfstream Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Filed herewith.
10.25	*	Dassault Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Filed herewith.
10.26	*	2023 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March. 31, 2023, and incorporated herein by reference.
10.27	*	2023 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2023, and incorporated herein by reference.
10.28	*	2024 Form of Performance Share Unit Agreement.	Filed herewith.
BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.29	*	2024 Form of Restricted Stock Unit Agreement.	Filed herewith.
10.30	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended and restated effective March 1, 2024.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2023 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1		Primary subsidiaries of the Company.	Filed herewith.
22.1		Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
23.1		Consent of KPMG LLP.	Filed herewith.
24.1		Power of Attorney.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1		Recovery of Erroneously Awarded Incentive-Based Compensation Policy.	Filed herewith.
101.INS		Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2023, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Robin Vince
Robin Vince
President and Chief Executive Officer

DATED: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Robin Vince	Director and Principal Executive Officer
Robin Vince
President and Chief Executive Officer

By:	/s/ Dermot McDonogh	Principal Financial Officer
Dermot McDonogh
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; M. Amy Gilliland; Jeffrey A. Goldstein; K. Guru Gowrappan; Ralph Izzo; Sandra E. O’Connor; Elizabeth E. Robinson; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 28, 2024
J. Kevin McCarthy
Attorney-in-fact
20 BNY Mellon