Form 10-Q
period 2024-03-31
Bank of New York Mellon Corp
filed 2024-05-03
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024
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

As of March 31, 2024, 747,815,835 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2024 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Highlights of first quarter 2024 results	4
Fee and other revenue	6
Net interest income	9
Noninterest expense	11
Income taxes	11
Review of business segments	11
Critical accounting estimates	20
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	45
Website information	46

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	47
Consolidated Comprehensive Income Statement (unaudited)	49
Consolidated Balance Sheet (unaudited)	50
Consolidated Statement of Cash Flows (unaudited)	51
Consolidated Statement of Changes in Equity (unaudited)	52

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2024	Dec. 31, 2023	March 31, 2023
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (a)	$953	$162	$911
Basic earnings per share (a)	$1.26	$0.21	$1.13
Diluted earnings per share (a)	$1.25	$0.21	$1.13

Fee and other revenue (a)	$3,487	$3,257	$3,287
Net interest income	1,040	1,101	1,128
Total revenue (a)	$4,527	$4,358	$4,415

Return on common equity (annualized) (a)	10.7%	1.8%	10.4%
Return on tangible common equity (annualized) – Non-GAAP (a)(b)	20.7%	3.6%	20.5%

Fee revenue as a percentage of total revenue (a)	73%	74%	71%

Non-U.S. revenue as a percentage of total revenue (a)	34%	36%	34%

Pre-tax operating margin (a)	29%	6%	29%

Net interest margin	1.19%	1.26%	1.29%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (c)	1.19%	1.26%	1.29%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (d)	$48.8	$47.8	$46.6
Assets under management (“AUM”) at period end (in trillions) (e)	$2.02	$1.97	$1.91

Average common shares and equivalents outstanding (in thousands):
Basic	756,937	767,146	803,340
Diluted	762,268	772,102	807,718

Selected average balances:
Interest-earning assets	$346,133	$344,174	$348,378
Total assets (a)	$403,985	$401,605	$407,278
Interest-bearing deposits	$228,897	$220,408	$204,114
Noninterest-bearing deposits	$49,949	$52,667	$69,886
Long-term debt	$31,087	$30,702	$30,246
Preferred stock	$4,343	$4,773	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity (a)	$35,905	$36,050	$35,483

Other information at period end:
Cash dividends per common share	$0.42	$0.42	$0.37
Common dividend payout ratio (a)	34%	202%	33%
Common dividend yield (annualized)	2.9%	3.2%	3.3%
Closing stock price per common share	$57.62	$52.05	$45.44
Market capitalization	$43,089	$39,524	$35,858
Book value per common share (a)	$48.44	$47.97	$45.22
Tangible book value per common share – Non-GAAP (a)(b)	$25.44	$25.25	$23.38
Full-time employees	52,100	53,400	51,600
Common shares outstanding (in thousands)	747,816	759,344	789,134
2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2024	Dec. 31, 2023
Average liquidity coverage ratio (“LCR”)	117%	117%
Average net stable funding ratio (“NSFR”)	136%	135%

Regulatory capital ratios: (a)(f)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.1%	11.5%
Tier 1 capital ratio	13.7	14.2
Total capital ratio	14.5	14.9
Standardized Approach:
CET1 ratio	10.8%	11.9%
Tier 1 capital ratio	13.4	14.6
Total capital ratio	14.3	15.6

Tier 1 leverage ratio	5.9%	6.0%
Supplementary leverage ratio (“SLR”)	7.0	7.3

BNY Mellon shareholders’ equity to total assets ratio (a)	9.3%	9.9%
BNY Mellon common shareholders’ equity to total assets ratio (a)	8.3	8.9
(a)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Return on tangible common equity and tangible book value per common share, Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.
(c)    See “Net interest income” on page 9 for a reconciliation of this Non-GAAP measure.
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.7 trillion at March 31, 2024 and Dec. 31, 2023 and $1.5 trillion at March 31, 2023.
(e)    Excludes assets managed outside of the Investment and Wealth Management business segment.
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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2023 (the “2023 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

BNY Mellon is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For 240 years we have partnered alongside our clients, putting our expertise and platforms to work to help them achieve their ambitions. Today we help over 90% of Fortune 100 companies and nearly all the top 100 banks globally access the money they need. We support governments in funding local projects and work with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of March 31, 2024, we oversee $48.8 trillion in assets under custody and/or administration and $2.0 trillion in assets under management.

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE: BK). We are headquartered in New York City, employ over 50,000 people globally and have been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators.

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

Clearance and Collateral Management

Highlights of first quarter 2024 results

Net income applicable to common shareholders was $953 million, or $1.25 per diluted common share, in the first quarter of 2024, including the impact of notable items. Notable items in the first quarter of 2024 include severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $982 million (Non-GAAP), or $1.29 (Non-GAAP) per diluted common share, in the first quarter of 2024. Net income applicable to common shareholders was $911 million, or $1.13 per diluted common share, in the first quarter of 2023, including the impact of notable items. Notable items in the first quarter of 2023 include litigation reserves and a disposal loss. Excluding notable items, net income applicable to common shareholders was $915 million (Non-GAAP), or $1.13 (Non-GAAP) per diluted common share, in the first quarter of 2023.

The highlights below are based on the first quarter of 2024 compared with the first quarter of 2023, unless otherwise noted.

4 BNY Mellon

•Total revenue increased 3%, primarily reflecting:
•Fee revenue increased 5%, primarily reflecting higher market values and higher client activity, partially offset by lower foreign exchange volatility, the mix of AUM flows and lower performance fees. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting higher other investment, other trading and seed capital results. (See “Fee and other revenue” beginning on page 6.)
•Net interest income decreased 8%, primarily reflecting changes in balance sheet mix, partially offset by higher interest rates. (See “Net interest income” on page 9.)
•Provision for credit losses was $27 million, primarily driven by reserve increases related to commercial real estate exposure. (See “Consolidated balance sheet review – Allowance for credit losses” beginning on page 27.)
•Noninterest expense increased 2%, primarily reflecting higher investments, severance expense and employee merit increases, partially offset by efficiency savings. Excluding notable items, noninterest expense increased 1% (Non-GAAP). (See “Noninterest expense” on page 11.)
•Effective tax rate of 22.4%. (See “Income taxes” on page 11.)
•Return on common equity (“ROE”) was 10.7% for the first quarter of 2024. Excluding notable items, the adjusted ROE was 11.0% (Non-GAAP) for the first quarter of 2024.
•Return on tangible common equity (“ROTCE”) was 20.7% (Non-GAAP) for the first quarter of
2024. Excluding notable items, the adjusted ROTCE was 21.3% (Non-GAAP) for the first quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $48.8 trillion increased 5%, primarily reflecting higher market values, partially offset by lower collateral management balances.
•AUM of $2.0 trillion increased 6%, primarily reflecting higher market values.

Capital and liquidity

•Our CET1 ratio calculated under the Standardized Approach was 10.8% at March 31, 2024 and 11.5% at Dec. 31, 2023 under the Advanced Approaches. The decrease reflects higher period-end risk-weighted assets and the reduction in capital. (See “Capital” beginning on page 33.)
•Tier 1 leverage was 5.9% at March 31, 2024 and 6.0% at Dec. 31, 2023. The decrease reflects the reduction in capital and higher average assets. (See “Capital” beginning on page 33.)
•Returned $1.3 billion to common shareholders, including $988 million of common share repurchases.
BNY Mellon 5

Fee and other revenue

Fee and other revenue
(dollars in millions, unless otherwise noted)				1Q24 vs.
	1Q24	4Q23	1Q23	4Q23	1Q23
Investment services fees	$2,278	$2,242	$2,119	2%	8%
Investment management and performance fees (a)	776	743	776	4	—
Foreign exchange revenue	152	143	176	6	(14)
Financing-related fees	57	45	52	27	10
Distribution and servicing fees	42	41	33	2	27
Total fee revenue	3,305	3,214	3,156	3	5
Investment and other revenue (b)	182	43	131	N/M	N/M
Total fee and other revenue (b)	$3,487	$3,257	$3,287	7%	6%

Fee revenue as a percentage of total revenue	73%	74%	71%

AUC/A at period end (in trillions) (c)	$48.8	$47.8	$46.6	2%	5%
AUM at period end (in billions) (d)	$2,015	$1,974	$1,908	2%	6%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.7 trillion at March 31, 2024 and Dec. 31, 2023 and $1.5 trillion at March 31, 2023.
(d)    Excludes assets managed outside of the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 5% compared with the first quarter of 2023 and 3% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher investment services fees, partially offset by lower foreign exchange revenue. The increase compared with the fourth quarter of 2023 primarily reflects higher investment services fees and investment management and performance fees.

Investment and other revenue increased $51 million compared with the first quarter of 2023 and $139 million compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher other investment, other trading and seed capital results. The increase compared with the fourth quarter of 2023 primarily reflects the reduction in the fair value of a contingent consideration receivable in the fourth quarter of 2023.

Investment services fees

Investment services fees increased 8% compared with the first quarter of 2023 and 2% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher market values, net new business and higher collateral management fees and clearance volumes. The increase compared with the fourth quarter of 2023 primarily reflects higher market values and client activity, partially offset by lower Depositary Receipts revenue.

AUC/A totaled $48.8 trillion at March 31, 2024, an increase of 5% compared with March 31, 2023, primarily reflecting higher market values, partially offset by lower collateral management balances. AUC/A consisted of 37% equity securities and 63% fixed income securities at March 31, 2024, and 33% equity securities and 67% fixed income securities at March 31, 2023.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees were flat compared with the first quarter of 2023 and increased 4% compared with the fourth quarter of 2023. Compared with the first quarter of 2023, higher market values were offset by the mix of AUM flows and lower performance fees. The increase compared with the fourth quarter of 2023 primarily reflects higher market values, partially offset by the
6 BNY Mellon

timing of performance fees. Performance fees were $10 million in the first quarter of 2024, $22 million in the first quarter of 2023 and $19 million in the fourth quarter of 2023. On a constant currency basis (Non-GAAP), investment management and performance fees decreased 1% compared with the first quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $2.0 trillion at March 31, 2024, an increase of 6% compared with March 31, 2023, primarily reflecting higher market values.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 14% compared with the first quarter of 2023 and increased 6% compared with the fourth quarter of 2023. The decrease compared with the first quarter of 2023 primarily reflects lower volatility. The increase compared with the fourth quarter of 2023 primarily reflects higher volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 10% compared with the first quarter of 2023 and 27% compared with the fourth quarter of 2023, primarily reflecting higher underwriting fees.

Investment and other revenue

Investment and other revenue includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments gains, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture, other income or loss and net securities gains or losses. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Other investment gains or losses includes fair value changes of non-readily marketable strategic equity, private equity and other investments. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Other income includes various miscellaneous revenues.

BNY Mellon 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	1Q24	4Q23	1Q23
Income from consolidated investment management funds	$15	$26	$5
Seed capital gains (a)	14	18	8
Other trading revenue	69	47	45
Renewable energy investments gains (b)	6	2	20
Corporate/bank-owned life insurance	28	39	27
Other investments gains (losses) (c)	17	55	(9)
Disposal (losses)	—	(6)	(1)
Expense reimbursements from joint venture	27	28	29
Other income (loss)	7	(118)	8
Net securities (losses)	(1)	(48)	(1)
Total investment and other revenue (b)	$182	$43	$131
(a)    Includes gains (losses) on investments in BNY Mellon funds which hedge deferred incentive awards.
(b)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the first quarter of 2023 primarily reflects higher other investment, other trading and seed capital results. The increase compared with the fourth quarter of 2023 primarily reflects the reduction in the fair value of a contingent consideration receivable in the fourth quarter of 2023.
8 BNY Mellon

Net interest income

Net interest income
				1Q24 vs.
(dollars in millions)	1Q24	4Q23	1Q23	4Q23	1Q23
Net interest income	$1,040	$1,101	$1,128	(6)%	(8)%
Add: Tax equivalent adjustment	—	1	—	N/M	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,040	$1,102	$1,128	(6)%	(8)%

Average interest-earning assets	$346,133	$344,174	$348,378	1%	(1)%

Net interest margin	1.19%	1.26%	1.29%	(7) bps	(10)	bps
Net interest margin (FTE) – Non-GAAP (a)	1.19%	1.26%	1.29%	(7) bps	(10)	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income decreased 8% compared with the first quarter of 2023 and 6% compared with the fourth quarter of 2023. The decrease compared with the first quarter of 2023 primarily reflects changes in balance sheet mix, partially offset by higher interest rates. The decrease compared with the fourth quarter of 2023 primarily reflects changes in balance sheet mix.

Net interest margin decreased 10 basis points compared with the first quarter of 2023 and 7 basis points compared with the fourth quarter of 2023. The changes compared with the first quarter of 2023 and the fourth quarter of 2023 primarily reflect the factors mentioned above.
Average interest-earning assets decreased 1% compared with the first quarter of 2023 and increased 1% compared with the fourth quarter of 2023. The decrease compared with the first quarter of 2023 primarily reflects lower securities and interest-bearing deposits with banks, partially offset by higher interest-bearing deposits with the Federal Reserve and other central banks. The increase compared with the fourth quarter of 2023 primarily reflects higher securities balances, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the first quarter of 2024. Approximately 45% of the average non-U.S. dollar deposits in the first quarter of 2024 were euro-denominated.
BNY Mellon 9

Average balances and interest rates	Quarter ended
	March 31, 2024			Dec. 31, 2023			March 31, 2023
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$102,795	$1,219	4.69%	$107,291	$1,294	4.72%	$94,899	$853	3.59%
Interest-bearing deposits with banks	11,724	121	4.16	12,110	130	4.26	16,225	140	3.51
Federal funds sold and securities purchased under resale agreements (a)	27,019	2,433	36.22	25,753	2,308	35.55	24,631	991	16.32
Loans	65,844	1,061	6.48	65,677	1,064	6.43	63,261	866	5.54
Securities:
U.S. government obligations	27,242	250	3.70	28,641	245	3.40	38,852	279	2.89
U.S. government agency obligations	63,135	508	3.22	59,067	436	2.95	62,280	405	2.60
Other securities (b)	43,528	435	4.01	39,415	399	4.03	42,452	338	3.21
Total investment securities (b)	133,905	1,193	3.57	127,123	1,080	3.39	143,584	1,022	2.86
Trading securities (b)	4,846	69	5.75	6,220	88	5.59	5,778	70	4.97
Total securities (b)	138,751	1,262	3.65	133,343	1,168	3.49	149,362	1,092	2.94
Total interest-earning assets (b)	$346,133	$6,096	7.06%	$344,174	$5,964	6.86%	$348,378	$3,942	4.56%
Noninterest-earning assets	57,852			57,431			58,900
Total assets	$403,985			$401,605			$407,278

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$228,897	$2,187	3.84%	$220,408	$2,108	3.79%	$204,114	$1,366	2.71%
Federal funds purchased and securities sold under repurchase agreements (a)	16,133	2,243	55.91	16,065	2,122	52.41	18,316	892	19.75
Trading liabilities	1,649	21	5.11	2,857	35	4.83	3,025	30	4.05
Other borrowed funds	502	4	3.47	465	6	5.56	711	3	1.75
Commercial paper	8	—	5.42	5	—	5.40	—	—	—
Payables to customers and broker-dealers	12,420	146	4.74	12,586	148	4.67	16,954	128	3.08
Long-term debt	31,087	455	5.82	30,702	443	5.70	30,246	395	5.22
Total interest-bearing liabilities	$290,696	$5,056	6.99%	$283,088	$4,862	6.81%	$273,366	$2,814	4.17%
Total noninterest-bearing deposits	49,949			52,667			69,886
Other noninterest-bearing liabilities	23,005			24,962			23,687
Total liabilities	363,650			360,717			366,939
Total The Bank of New York Mellon Corporation shareholders’ equity	40,248			40,823			40,321
Noncontrolling interests	87			65			18
Total liabilities and equity	$403,985			$401,605			$407,278
Net interest income (FTE) – Non-GAAP (b)(c)		$1,040			$1,102			$1,128
Net interest margin (FTE) – Non-GAAP (b)(c)			1.19%			1.26%			1.29%
Less: Tax equivalent adjustment		—			1			—
Net interest income – GAAP		$1,040			$1,101			$1,128
Net interest margin – GAAP			1.19%			1.26%			1.29%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $151 billion for the first quarter of 2024, $141 billion for the fourth quarter of 2023 and $62 billion for the first quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.49% for the first quarter of 2024, 5.48% for the fourth quarter of 2023 and 4.62% for the first quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.38% for the first quarter of 2024, 5.35% for the fourth quarter of 2023 and 4.49% for the first quarter of 2023. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY Mellon

Noninterest expense

Noninterest expense
				1Q24 vs.
(dollars in millions)	1Q24	4Q23	1Q23	4Q23	1Q23
Staff	$1,857	$1,831	$1,791	1%	4%
Software and equipment	475	486	429	(2)	11
Professional, legal and other purchased services	349	406	375	(14)	(7)
Net occupancy	124	162	119	(23)	4
Sub-custodian and clearing	119	117	118	2	1
Distribution and servicing	96	88	85	9	13
Business development	36	61	39	(41)	(8)
Bank assessment charges	17	670	40	(97)	(58)
Amortization of intangible assets	12	14	14	(14)	(14)
Other	91	160	90	(43)	1
Total noninterest expense	$3,176	$3,995	$3,100	(21)%	2%

Full-time employees at period end	52,100	53,400	51,600	(2)%	1%

Total noninterest expense increased 2% compared with the first quarter of 2023, primarily reflecting higher investments, severance expense and employee merit increases, partially offset by efficiency savings. Excluding notable items, noninterest expense increased 1% (Non-GAAP) compared with the first quarter of 2023. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Total noninterest expense decreased 21% compared with the fourth quarter of 2023, primarily reflecting the impact of notable items recorded in 2023, including the Federal Deposit Insurance Corporation (“FDIC”) special assessment, severance expense and litigation reserves, and the favorable impact of efficiency savings, partially offset by higher revenue-related expenses. Excluding notable items, noninterest expense increased 1% (Non-GAAP) compared with the fourth quarter of 2023.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.

Income taxes

BNY Mellon recorded an income tax provision of $297 million (22.4% effective tax rate) in the first quarter of 2024. The income tax provision was $306 million (23.8% effective tax rate) in the first quarter of 2023 and $73 million (26.2% effective tax rate) in the fourth quarter of 2023.

On Jan. 1, 2024, we adopted ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, on a retrospective basis. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the new accounting guidance.

For additional information on income taxes, see Note 11 of the Notes to Consolidated Financial Statements.

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

For information on the accounting principles of our business segments, see Note 19 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by line of
BNY Mellon 11

business and how our business segments are presented and analyzed, see Note 24 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business consistent with the firm’s ongoing transition to a platforms operating model uniting related capabilities and enabling streamlining of internal processes to drive growth, efficiency, resiliency, and enhanced risk management. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Prior period business segment results have been revised to reflect these changes.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases, reflecting the vesting of long-term stock awards for retirement-eligible employees. The timing of our annual employee merit increases also impacts staff expense. In 2024, the merit increase was effective in March, thus partially impacting the first quarter and second quarter staff expense variances. For 2023, the merit increase was effective at the beginning of the second quarter. In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At March 31, 2024, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
12 BNY Mellon

Securities Services business segment

(dollars in millions, unless otherwise noted)						1Q24 vs.
	1Q24	4Q23	3Q23	2Q23	1Q23	4Q23	1Q23
Revenue:
Investment services fees:
Asset Servicing	$1,013	$975	$976	$980	$941	4%	8%
Issuer Services	261	285	281	319	236	(8)	11
Total investment services fees	1,274	1,260	1,257	1,299	1,177	1	8
Foreign exchange revenue	124	118	107	124	139	5	(11)
Other fees (a)	59	54	52	54	55	9	7
Total fee revenue	1,457	1,432	1,416	1,477	1,371	2	6
Investment and other revenue	99	112	65	84	72	N/M	N/M
Total fee and other revenue	1,556	1,544	1,481	1,561	1,443	1	8
Net interest income	583	635	600	668	666	(8)	(12)
Total revenue	2,139	2,179	2,081	2,229	2,109	(2)	1
Provision for credit losses	11	64	19	16	—	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,530	1,645	1,590	1,560	1,532	(7)	—
Amortization of intangible assets	7	8	8	7	8	(13)	(13)
Total noninterest expense	1,537	1,653	1,598	1,567	1,540	(7)	—
Income before income taxes	$591	$462	$464	$646	$569	28%	4%

Pre-tax operating margin	28%	21%	22%	29%	27%

Securities lending revenue (b)	$46	$48	$46	$47	$48	(4)%	(4)%

Total revenue by line of business:
Asset Servicing	$1,668	$1,675	$1,585	$1,695	$1,657	—%	1%
Issuer Services	471	504	496	534	452	(7)	4
Total revenue by line of business	$2,139	$2,179	$2,081	$2,229	$2,109	(2)%	1%

Selected average balances:
Average loans	$11,204	$11,366	$11,236	$11,283	$10,939	(1)%	2%
Average deposits	$174,687	$171,086	$162,509	$172,863	$167,209	2%	4%

Selected metrics:
AUC/A at period end (in trillions) (c)	$35.4	$34.2	$32.3	$33.2	$32.6	4%	9%
Market value of securities on loan at period end (in billions) (d)	$486	$450	$406	$415	$441	8%	10%

Issuer Services:
Total debt serviced at period end (in trillions) (e)	$14.0	$14.0	$13.8	$13.8	$13.6	—%	3%
Number of sponsored Depositary Receipts programs at period end	527	543	559	564	577	(3)%	(9)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.7 trillion at March 31, 2024 and Dec. 31, 2023, $1.5 trillion at Sept. 30, 2023, $1.6 trillion at June 30, 2023 and $1.5 trillion at March 31, 2023.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $64 billion at March 31, 2024, $63 billion at Dec. 31, 2023 and Sept. 30, 2023, $66 billion at June 30, 2023 and $69 billion at March 31, 2023
(e)    Reported amounts have been revised from previously reported amounts.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with
$35.4 trillion of AUC/A at March 31, 2024. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing
BNY Mellon 13

partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $5 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

Our Digital Asset Custody platform offers custody and administration services for Bitcoin and Ether for select U.S. institutional clients. Our Digital Assets Funds Services provides accounting and administration, transfer agency and ETF services to digital asset funds. We expect to continue developing our digital asset capabilities and to work closely with clients to address their evolving digital asset needs. As of and for the quarter ended March 31, 2024, our Digital Asset Custody platform and related initiative had a de minimis impact on our assets, liabilities, revenues and expenses.

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

Review of financial results

AUC/A of $35.4 trillion increased 9% compared with March 31, 2023, primarily reflecting higher market values.
Total revenue of $2.1 billion increased 1% compared with the first quarter of 2023 and decreased 2% compared with the fourth quarter of 2023. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.7 billion increased 1% compared with the first quarter of 2023 and was flat compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher market values, net new business and higher client activity, partially offset by lower net interest income and foreign exchange revenue. Compared with the fourth quarter of 2023, higher market values, client activity and foreign exchange revenue were offset by lower net interest income and a strategic equity investment gain in the fourth quarter of 2023.

Issuer Services revenue of $471 million increased 4% compared with the first quarter of 2023 and decreased 7% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher Depositary Receipts revenue, partially offset by lower net interest income. The decrease compared with the fourth quarter of 2023 primarily reflects lower Depositary Receipts revenue and net interest income.

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

Noninterest expense of $1.5 billion was flat compared with the first quarter of 2023 and decreased 7% compared with the fourth quarter of 2023. Compared with the first quarter of 2023, higher investments and employee merit increases were offset by efficiency savings. The decrease compared with fourth quarter of 2023 primarily reflects efficiency savings, lower severance expense and lower revenue-related expenses.
14 BNY Mellon

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)						1Q24 vs.
	1Q24	4Q23	3Q23	2Q23	1Q23	4Q23	1Q23
Revenue:
Investment services fees:
Pershing	$482	$472	$478	$466	$469	2%	3%
Treasury Services	184	179	180	183	175	3	5
Clearance and Collateral Management	329	322	305	295	290	2	13
Total investment services fees	995	973	963	944	934	2	7
Foreign exchange revenue	24	21	21	21	18	14	33
Other fees (a)	58	50	49	52	51	16	14
Total fee revenue	1,077	1,044	1,033	1,017	1,003	3	7
Investment and other revenue	17	16	16	16	15	N/M	N/M
Total fee and other revenue	1,094	1,060	1,049	1,033	1,018	3	7
Net interest income	423	436	401	420	453	(3)	(7)
Total revenue	1,517	1,496	1,450	1,453	1,471	1	3
Provision for credit losses	5	28	6	7	—	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	833	836	790	792	781	—	7
Amortization of intangible assets	1	1	2	2	1	—	—
Total noninterest expense	834	837	792	794	782	—	7
Income before income taxes	$678	$631	$652	$652	$689	7%	(2)%

Pre-tax operating margin	45%	42%	45%	45%	47%

Total revenue by line of business:
Pershing	$670	$669	$657	$641	$649	—%	3%
Treasury Services	416	408	397	413	419	2	(1)
Clearance and Collateral Management	431	419	396	399	403	3	7
Total revenue by line of business	$1,517	$1,496	$1,450	$1,453	$1,471	1%	3%

Selected average balances:
Average loans	$39,271	$39,200	$37,496	$36,432	$36,854	—%	7%
Average deposits	$89,539	$87,695	$84,000	$85,407	$86,040	2%	4%

Selected metrics:
AUC/A at period end (in trillions) (b)	$13.1	$13.3	$13.1	$13.4	$13.7	(2)%	(4)%

Pershing:
AUC/A at period end (in trillions)	$2.6	$2.5	$2.4	$2.4	$2.4	4%	8%
Net new assets (U.S. platform) (in billions) (c)	$(2)	$(4)	$23	$(34)	$37	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	290	229	223	223	261	27%	11%
Average active clearing accounts (in thousands)	7,991	8,012	7,979	7,946	7,849	—%	2%

Treasury Services:
Average daily U.S. dollar payment volumes	237,124	243,005	233,620	233,931	236,322	(2)%	—%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,157	$5,248	$5,706	$6,044	$5,626	(2)%	(8)%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represents net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Pershing, Treasury Services and Clearance and Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

BNY Mellon 15

Pershing provides execution, clearing, custody, business and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Treasury Services business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.2 trillion serviced globally, including approximately $4.0 trillion of the U.S. tri-party repo market at March 31, 2024.

Review of financial results

AUC/A of $13.1 trillion decreased 4% compared with March 31, 2023, primarily reflecting lower collateral management balances, partially offset by higher market values.

Total revenue of $1.5 billion increased 3% compared with the first quarter of 2023 and 1% compared with the fourth quarter of 2023. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $670 million increased 3% compared with the first quarter of 2023 and was flat compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher market values and client activity, partially offset by lost business in the prior year. Compared with the fourth quarter of 2023, higher client activity and market values were offset by lower net interest income and lost business in the prior year.

Treasury Services revenue of $416 million decreased 1% compared with the first quarter of 2023 and increased 2% compared with the fourth quarter of 2023. The decrease compared with the first quarter of 2023 primarily reflects lower net interest income, partially offset by net new business. The increase compared with the fourth quarter of 2023 primarily reflects higher client activity.

Clearance and Collateral Management revenue of $431 million increased 7% compared with the first quarter of 2023 and 3% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher collateral management fees and clearance volumes, partially offset by lower net interest income. The increase compared with the fourth quarter of 2023 primarily reflects higher collateral management fees and clearance volumes.

Noninterest expense of $834 million increased 7% compared with the first quarter of 2023 and was flat compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher investments and revenue-related expense and employee merit increases, partially offset by efficiency savings.
16 BNY Mellon

Investment and Wealth Management business segment

							1Q24 vs.
(dollars in millions)	1Q24	4Q23		3Q23	2Q23	1Q23	4Q23		1Q23
Revenue:
Investment management fees	$768	$725		$748	$753	$755	6%		2%
Performance fees	10	19		30	10	22	N/M		N/M
Investment management and performance fees (a)	778	744		778	763	777	5		—
Distribution and servicing fees	70	66		62	58	55	6		27
Other fees (b)	(60)	(55)		(50)	(56)	(53)	N/M		N/M
Total fee revenue	788	755		790	765	779	4		1
Investment and other revenue (c)	17	(121)		1	12	6	N/M		N/M
Total fee and other revenue (c)	805	634		791	777	785	27		3
Net interest income	41	45		39	39	45	(9)		(9)
Total revenue	846	679		830	816	830	25		2
Provision for credit losses	(1)	(2)		(9)	7	—	N/M		N/M
Noninterest expense (excluding amortization of intangible assets)	736	680		670	674	732	8		1
Amortization of intangible assets	4	5		5	5	5	(20)		(20)
Total noninterest expense	740	685		675	679	737	8		—
Income (loss) before income taxes	$107	$(4)		$164	$130	$93	N/M	(d)	15%

Pre-tax operating margin	13%	(1)%		20%	16%	11%
Adjusted pre-tax operating margin – Non-GAAP (e)	14%	(1)%	(d)	22%	18%	13%

Total revenue by line of business:
Investment Management	$576	$415		$565	$553	$564	39%		2%
Wealth Management	270	264		265	263	266	2		2
Total revenue by line of business	$846	$679		$830	$816	$830	25%		2%

Average balances:
Average loans	$13,553	$13,405		$13,519	$13,995	$13,960	1%		(3)%
Average deposits	$11,364	$12,039		$13,578	$15,410	$16,144	(6)%		(30)%
(a)    On a constant currency basis, investment management and performance fees decreased 1% (Non-GAAP) compared with the first quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
(d)    Excluding notable items, income before taxes decreased 27% (Non-GAAP) compared with the fourth quarter of 2023. Excluding notable items and net of distribution and servicing expense, the adjusted pre-tax operating margin was 21% (Non-GAAP) in the fourth quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of these Non-GAAP measures.
(e)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
BNY Mellon 17

AUM trends							1Q24 vs.
(dollars in billions)	1Q24		4Q23	3Q23	2Q23	1Q23	4Q23	1Q23
AUM by product type: (a)
Equity	$168		$145	$133	$145	$142	16%	18%
Fixed income	219		205	190	203	207	7	6
Index	474		459	425	440	408	3	16
Liability-driven investments	573		605	534	579	604	(5)	(5)
Multi-asset and alternative investments	174		170	156	162	161	2	8
Cash	407		390	383	377	386	4	5
Total AUM	$2,015		$1,974	$1,821	$1,906	$1,908	2%	6%

Changes in AUM: (a)
Beginning balance of AUM	$1,974		$1,821	$1,906	$1,908	$1,836
Net inflows (outflows):
Long-term strategies:
Equity	(4)		(2)	(3)	(3)	(4)
Fixed income	12		3	(7)	(4)	4
Liability-driven investments	13		4	1	(3)	10
Multi-asset and alternative investments	(5)		(1)	(4)	(1)	(3)
Total long-term active strategies inflows (outflows)	16		4	(13)	(11)	7
Index	(15)		(10)	(2)	2	(2)
Total long-term strategies inflows (outflows)	1		(6)	(15)	(9)	5
Short-term strategies:
Cash	16		7	7	(9)	—
Total net inflows (outflows)	17		1	(8)	(18)	5
Net market impact	16		122	(50)	(3)	52
Net currency impact	(10)		30	(27)	19	15
Other	18	(b)	—	—	—	—
Ending balance of AUM	$2,015		$1,974	$1,821	$1,906	$1,908	2%	6%

Wealth Management client assets (c)	$309	(d)	$312	$292	$286	$279	(1)%	11%
(a)    Excludes assets managed outside of the Investment and Wealth Management business segment.
(b)    Includes AUM and AUC/A in the Wealth Management line of business.
(c)    Reflects the realignment of similar products and services within our lines of business.
(d)    The realignment of similar products and services within our lines of business reduced client assets attributed to the Wealth Management business.

Business segment description

Our Investment and Wealth Management business segment consists of two distinct lines of business: Investment Management and Wealth Management. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. BNY Mellon Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. See pages 18 and 19 of our 2023 Annual Report for additional information on our Investment and Wealth Management business segment.

Review of financial results

AUM of $2.0 trillion as of March 31, 2024, increased 6% compared with March 31, 2023, primarily reflecting higher market values.

Net long-term strategy inflows were $1 billion in the first quarter of 2024, driven by liability-driven and fixed income investments, partially offset by the outflows of index, multi-asset and alternative and equity investments. Short-term strategy inflows were $16 billion in the first quarter of 2024. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $846 million increased 2% compared with the first quarter of 2023 and 25% compared with the fourth quarter of 2023. The
18 BNY Mellon

drivers of total revenue by line of business are indicated below.

Investment Management revenue of $576 million increased 2% compared with the first quarter of 2023 and 39% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher market values, partially offset by the mix of AUM flows and lower performance fees. The increase compared with the fourth quarter of 2023 primarily reflects the reduction in the fair value of a contingent consideration receivable recorded in the fourth quarter of 2023 and higher market values, partially offset by the timing of performance fees.

Wealth Management revenue of $270 million increased 2% compared with the first quarter of 2023 and 2% compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects higher market values, partially offset by changes in product mix and lower net interest income. The increase compared with the fourth quarter of 2023 primarily reflects higher market values, partially offset by lower net interest income.

Revenue generated in the Investment and Wealth Management business segment included 30% from non-U.S. sources in the first quarter of 2024, compared with 31% in the first quarter of 2023 and 36% in the fourth quarter of 2023.

Noninterest expense of $740 million was flat compared with the first quarter of 2023 reflecting higher investments and employee merit increases, offset by efficiency savings. Noninterest expense increased 8% compared with the fourth quarter of 2023 primarily reflecting higher revenue-related expenses.

Other segment

(in millions)	1Q24	4Q23	3Q23	2Q23	1Q23
Fee revenue	$(17)	$(17)	$6	$(2)	$3
Investment and other revenue (a)	47	38	74	34	38
Total fee and other revenue (a)	30	21	80	32	41
Net interest (expense)	(7)	(15)	(24)	(27)	(36)
Total revenue (a)	23	6	56	5	5
Provision for credit losses	12	(6)	(13)	(25)	27
Noninterest expense	65	820	24	71	41
(Loss) income before income taxes (a)	$(54)	$(808)	$45	$(41)	$(63)

Average loans and leases	$1,816	$1,706	$1,711	$1,749	$1,508
(a)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See page 20 of our 2023 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $18 million compared with the first quarter of 2023 and $17 million compared with the fourth quarter of 2023. The increase compared with the first quarter of 2023 primarily reflects a strategic equity investment loss recorded in the first quarter of 2023. The increase compared with the fourth quarter of 2023 primarily reflects net securities losses recorded in the fourth quarter of 2023, partially offset by strategic equity investment gains also recorded in the fourth quarter of 2023.

The provision for credit losses was $12 million in the first quarter of 2024, primarily reflecting increased reserves related to cash balances with exposure to Russia.

Noninterest expense increased $24 million compared with the first quarter of 2023 and decreased $755 million compared with the fourth quarter of 2023. The decrease compared with the fourth quarter of
BNY Mellon 19

2023 primarily reflects the FDIC special assessment recorded in the fourth quarter of 2023 and lower severance expense and litigation reserves.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2023 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

Critical accounting estimates	Reference
Allowance for credit losses	2023 Annual Report, pages 23-24, and “Allowance for credit losses.”
Goodwill and other intangibles	2023 Annual Report, pages 24-25. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 18 of the Notes to Consolidated Financial Statements.

Goodwill and other intangibles

BNY Mellon’s business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the first quarter of 2024, due to the results of the fourth quarter 2023 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 10%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of March 31, 2024. The discount rate applied to these cash flows was 10.5%.

As of March 31, 2024, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-
term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At March 31, 2024, total assets were $435 billion, compared with $410 billion at Dec. 31, 2023. The increase in total assets was primarily driven by higher securities and interest-bearing deposits with the Federal Reserve and other central banks, partially offset by lower other assets and interest-bearing deposits with banks. Deposits totaled $309 billion at March 31, 2024, compared with $284 billion at Dec. 31, 2023. The increase reflects higher interest-bearing deposits in U.S. offices and noninterest-bearing deposits (principally in U.S. offices). Total interest-bearing deposits as a percentage of total interest-earning assets were 66% at March 31, 2024 and 66% at Dec. 31, 2023.

At March 31, 2024, available funds totaled $165 billion and included cash and due from banks,
20 BNY Mellon

interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $158 billion at Dec. 31, 2023. Total available funds as a percentage of total assets was 38% at March 31, 2024 and 38% at Dec. 31, 2023. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $139 billion, or 32% of total assets, at March 31, 2024, compared with $126 billion, or 31% of total assets, at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency RMBS securities, partially offset by unrealized pre-tax losses and lower U.S. government agencies securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $74 billion, or 17% of total assets, at March 31, 2024, compared with $67 billion, or 16% of total assets, at Dec. 31, 2023. The increase was driven by higher overdrafts and loans in the financial institutions portfolio. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $32 billion at March 31, 2024 and $31 billion at Dec. 31, 2023. Issuances were partially offset by maturities and redemptions and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $41 billion at March 31, 2024 and Dec. 31, 2023. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY Mellon’s top 10 exposures by country (excluding the U.S.) as of March 31, 2024, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

Country risk exposure at March 31, 2024	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$16.1	$0.6		$0.8	$3.9	$0.3	$21.7
United Kingdom (“UK”)	9.2	0.3		1.4	4.0	2.5	17.4
Belgium	8.1	1.3		0.1	1.3	—	10.8
Japan	7.5	0.4		0.1	0.5	0.2	8.7
Canada	—	1.8		0.2	4.1	1.5	7.6
Netherlands	3.3	—		0.3	1.4	0.1	5.1
Luxembourg	0.1	0.1		1.4	0.1	2.1	3.8
South Korea	—	—		2.4	0.2	0.4	3.0
Australia	—	1.5		0.3	0.7	0.5	3.0
France	—	—		0.2	2.2	0.2	2.6
Total Top 10 country exposure	$44.3	$6.0		$7.2	$18.4	$7.8	$83.7	(d)

Select country exposure:
Brazil	$—	$—		$0.7	$0.2	$0.2	$1.1
Russia	—	0.4	(e)	—	—	—	0.4
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

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY Mellon has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At March 31, 2024, less than 0.1% of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

We are monitoring our exposure to Israel as part of our internal country risk management process. At March 31, 2024, our total exposure to Israel was $155 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	Dec. 31, 2023		1Q24 change in unrealized gain (loss)	March 31, 2024			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$39,333		$(299)	$45,805	$41,642		91%	$(4,163)		23%	100%	—%	—%	—%	—%
U.S. Treasury	26,476		13	30,723	29,896		97	(827)		59	100	—	—	—	—
Non-U.S. government (d)	20,543		9	27,081	26,498		98	(583)		37	93	3	3	1	—
Agency commercial mortgage-backed securities (“MBS”)	11,010		11	11,664	11,083		95	(581)		43	100	—	—	—	—
Foreign covered bonds (e)	6,317		11	7,420	7,259		98	(161)		51	100	—	—	—	—
CLOs	7,119		16	7,238	7,248		100	10		100	100	—	—	—	—
U.S. government agencies	6,780		(5)	7,031	6,607		94	(424)		40	100	—	—	—	—
Non-agency commercial MBS	2,997		38	3,219	3,009		93	(210)		53	100	—	—	—	—
Non-agency RMBS	1,766		(6)	1,876	1,727		92	(149)		45	86	2	—	6	6
Other asset-backed securities (“ABS”)	943		6	976	899		92	(77)		18	100	—	—	—	—
Other	11		1	12	11		90	(1)		—	—	—	—	—	100
Total securities	$123,295	(f)	$(205)	$143,045	$135,879	(f)	95%	$(7,166)	(f)(g)	42%	98%	1%	1%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to Germany, UK, France, Canada, Belgium and the Netherlands.
(e)    Primarily consists of exposure to Canada, UK, Australia, Germany, Belgium and Singapore.
(f)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including terminated hedges) of $1,767 million at Dec. 31, 2023 and $2,161 million at March 31, 2024.
(g)    At March 31, 2024, includes pre-tax net unrealized losses of $1,975 million related to available-for-sale securities, net of hedges, and $5,191 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $1,490 million and the after-tax equivalent related to held-to-maturity securities is $3,958 million.

The fair value of our securities portfolio, including related hedges, was $135.9 billion at March 31, 2024, compared with $123.3 billion at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency RMBS securities, partially offset by unrealized pre-tax losses and lower U.S. government agencies securities.

At March 31, 2024, the securities portfolio had a net unrealized loss, including the impact of related
22 BNY Mellon

hedges, of $7.2 billion, compared with $7.0 billion at Dec. 31, 2023. The increase in the unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates, partially offset by securities moving closer to maturity.

The fair value of the available-for-sale securities totaled $92.7 billion at March 31, 2024, net of hedges, or 68% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $43.2 billion at March 31, 2024, or 32% of the securities portfolio, net of hedges.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at March 31, 2024, compared with $1.6 billion at Dec. 31, 2023. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

At March 31, 2024, 98% of the securities in our portfolio were rated AAA/AA-, compared with 99% at Dec. 31, 2023.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	1Q24	4Q23	1Q23
Amortizable purchase premium, net of discount	$419	$821	$1,096
Net amortization	$19	$38	$42
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.

Loans

Total exposure – consolidated	March 31, 2024			Dec. 31, 2023
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$12.1	$32.3	$44.4	$10.5	$29.2	$39.7
Commercial	2.4	11.9	14.3	2.1	11.4	13.5
Wealth management loans	9.0	0.7	9.7	9.1	0.5	9.6
Wealth management mortgages	9.1	0.2	9.3	9.1	0.3	9.4
Commercial real estate	7.0	3.2	10.2	6.8	3.4	10.2
Lease financings	0.6	—	0.6	0.6	—	0.6
Other residential mortgages	1.1	—	1.1	1.2	—	1.2
Overdrafts	7.9	—	7.9	3.1	—	3.1
Capital call financing	4.0	3.3	7.3	3.7	3.6	7.3
Other	2.8	—	2.8	2.7	—	2.7
Margin loans	17.6	—	17.6	18.0	—	18.0
Total	$73.6	$51.6	$125.2	$66.9	$48.4	$115.3

At March 31, 2024, our total lending-related exposure of $125.2 billion increased 9% compared with Dec. 31, 2023, primarily reflecting higher overdrafts and exposure in the financial institutions portfolio.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 47% of our total exposure at March 31, 2024 and 46% at Dec. 31, 2023. Additionally, most of our overdrafts relate to financial institutions.

BNY Mellon 23

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2024					Dec. 31, 2023
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.6	$17.9	$20.5	99%	98%	$2.3	$14.8	$17.1
Asset managers	1.4	8.1	9.5	96	81	1.4	8.0	9.4
Banks	7.5	1.4	8.9	90	94	6.4	1.4	7.8
Insurance	0.1	3.8	3.9	100	12	0.1	3.9	4.0
Government	—	0.3	0.3	100	69	—	0.2	0.2
Other	0.5	0.8	1.3	97	42	0.3	0.9	1.2
Total	$12.1	$32.3	$44.4	97%	84%	$10.5	$29.2	$39.7

The financial institutions portfolio exposure was $44.4 billion at March 31, 2024, an increase of 12% compared with Dec. 31, 2023, primarily reflecting higher exposure in the securities industry and banks portfolios.

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2024. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At March 31, 2024, 20% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2023.

In addition, 66% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At March 31, 2024, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.5 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 30% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high quality, with 96% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2024. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to global trade finance. These exposures are short term in nature, with 94% due in less than one year. The investment grade percentage of our banks portfolio exposure was 90% at March 31, 2024, compared with 84% at Dec. 31, 2023. Our non-investment grade exposures are primarily trade finance loans in Brazil.

24 BNY Mellon

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2024					Dec. 31, 2023
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$1.4	$3.5	$4.9	98%	37%	$1.2	$3.4	$4.6
Manufacturing	0.8	3.7	4.5	100	25	0.5	3.6	4.1
Energy and utilities	0.2	4.0	4.2	92	7	0.4	3.7	4.1
Media and telecom	—	0.7	0.7	88	3	—	0.7	0.7
Total	$2.4	$11.9	$14.3	96%	23%	$2.1	$11.4	$13.5

The commercial portfolio exposure was $14.3 billion at March 31, 2024, an increase of 6% from Dec. 31, 2023, primarily reflecting higher exposure in the manufacturing and services and other portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	March 31, 2023
Financial institutions	97%	92%	94%	94%	95%
Commercial	96%	94%	95%	95%	95%

Wealth management loans

Our wealth management loan exposure was $9.7 billion at March 31, 2024, compared with $9.6 billion at Dec. 31, 2023. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.3 billion at March 31, 2024, compared with $9.4 billion at Dec. 31, 2023. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At March 31, 2024, less than 1% of the mortgages were past due.

At March 31, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

BNY Mellon 25

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	March 31, 2024		Dec. 31, 2023
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.3	87%	$4.3	88%
Office	2.6	74	2.6	74
Retail	0.8	62	0.8	63
Mixed use	0.7	32	0.8	31
Hotels	0.6	40	0.6	40
Healthcare	0.5	58	0.5	57
Other	0.7	60	0.6	71
Total commercial real estate	$10.2	72%	$10.2	73%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.2 billion at March 31, 2024 and Dec. 31, 2023. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At March 31, 2024, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At March 31, 2024, our commercial real estate portfolio consisted of the following concentrations: New York metro – 35%; REITs and real estate operating companies – 28%; and other – 37%.

Lease financings

The lease financings portfolio exposure totaled $599 million at March 31, 2024 and $599 million at Dec. 31, 2023. At March 31, 2024, nearly all of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.
Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at March 31, 2024 and $1.2 billion at Dec. 31, 2023.

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

Margin loans

Margin loan exposure of $17.6 billion at March 31, 2024 and $18.0 billion at Dec. 31, 2023 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8 billion at March 31, 2024 and $7 billion at Dec. 31, 2023 related to a term loan program that offers fully collateralized loans to broker-dealers.
26 BNY Mellon

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2024	Dec. 31, 2023	March 31, 2023
(dollars in millions)
Beginning balance of allowance for credit losses	$414	$325	$292
Provision for credit losses	27	84	27
Net (charge-offs) recoveries:
Loans:
Commercial	—	—	1
Wealth management mortgages	(1)	—	—
Other	—	5	—
Other financial instruments	—	—	—
Net (charge-offs) recoveries	(1)	5	1
Ending balance of allowance for credit losses	$440	$414	$320

Allowance for loan losses	$322	$303	$170
Allowance for lending-related commitments	81	87	83
Allowance for other financial instruments (a)	37	24	67
Total allowance for credit losses	$440	$414	$320

Total loans, at period end	$73,615	$66,879	$62,323

Allowance for loan losses as a percentage of total loans	0.44%	0.45%	0.27%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.55%	0.58%	0.41%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was $27 million in the first quarter of 2024, primarily driven by reserve increases related to commercial real estate exposure.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.
BNY Mellon 27

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2023 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)	March 31, 2024		Dec. 31, 2023		March 31, 2023
(dollars in millions)	$	%	$	%	$	%
Commercial real estate	$347	86%	$325	83%	$177	70%
Commercial	24	6	27	7	21	8
Financial institutions	17	4	19	4	24	9
Wealth management mortgages	7	1	9	2	14	5
Capital call financing	4	1	4	1	6	2
Other residential mortgages	3	1	4	1	9	4
Wealth management loans	1	1	1	1	1	1
Lease financings	—	—	1	1	1	1
Total	$403	100%	$390	100%	$253	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at March 31, 2024, Dec. 31, 2023 and March 31, 2023.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as the credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $44 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $83 million. Our multi-scenario-based macroeconomic forecast used in determining the March 31, 2024 allowance for credit losses consisted of three scenarios. The baseline scenario reflects stable GDP growth, slightly increasing unemployment and declining commercial real estate prices through the end of 2024. The upside scenario reflects faster GDP growth, declining unemployment through the third quarter of 2024 before moderating and stable commercial real estate prices through the fourth quarter of 2024 compared with the baseline.
The downside scenario contemplates negative GDP growth and rapidly increasing unemployment through 2024 and sharply lower commercial real estate prices than the baseline. At March 31, 2024, we placed the most weight on our baseline scenario, with the remaining weighting placed on the upside and downside scenarios. From a sensitivity perspective, at March 31, 2024, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $104 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2024	Dec. 31, 2023
(dollars in millions)
Nonperforming loans:
Commercial real estate	$230	$189
Other residential mortgages	23	24
Wealth management mortgages	23	19
Total nonperforming loans	276	232
Other assets owned	2	5
Total nonperforming assets	$278	$237
Nonperforming assets ratio	0.38%	0.35%
Allowance for loan losses/nonperforming loans	116.7	130.6
Allowance for loan losses/nonperforming assets	115.8	127.8
Allowance for loan losses and lending-related commitments/nonperforming loans	146.0	168.1
Allowance for loan losses and lending-related commitments/nonperforming assets	145.0	164.6

28 BNY Mellon

Nonperforming assets were $278 million at March 31, 2024, an increase of $41 million, compared with $237 million at Dec. 31, 2023. The increase primarily reflects higher nonperforming commercial real estate loans.

Deposits

Total deposits were $309.0 billion at March 31, 2024, an increase of 9%, compared with $283.7 billion at Dec. 31, 2023. The increase primarily reflects higher interest-bearing deposits in U.S. offices and noninterest-bearing deposits (principally U.S. offices).

Noninterest-bearing deposits were $63.4 billion at March 31, 2024, compared with $58.3 billion at Dec. 31, 2023. Interest-bearing deposits were primarily demand deposits and totaled $245.6 billion at March 31, 2024, compared with $225.4 billion at Dec. 31, 2023.

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

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2023 Annual Report.

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
BNY Mellon 29

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

The following table presents our total available funds at period end and on an average basis.

Available funds	March 31, 2024	Dec. 31, 2023	Average
(dollars in millions)			1Q24	4Q23	1Q23
Cash and due from banks	$5,305	$4,922	$5,480	$4,982	$5,697
Interest-bearing deposits with the Federal Reserve and other central banks	119,197	111,550	102,795	107,291	94,899
Interest-bearing deposits with banks	10,636	12,139	11,724	12,110	16,225
Federal funds sold and securities purchased under resale agreements	29,661	28,900	27,019	25,753	24,631
Total available funds	$164,799	$157,511	$147,018	$150,136	$141,452
Total available funds as a percentage of total assets	38%	38%	36%	37%	35%

Total available funds were $164.8 billion at March 31, 2024, compared with $157.5 billion at Dec. 31, 2023. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, other borrowed funds and commercial paper, were $18.3 billion for the first three months of 2024, compared with $22.1 billion for the first three months of 2023. The decrease primarily reflects lower federal funds purchased and securities sold under repurchase agreements and trading liabilities.

Average interest-bearing domestic deposits were $138.3 billion for the first three months of 2024, compared with $112.8 billion for the first three months of 2023. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $90.6 billion for the first three months of 2024, compared with $91.3 billion for the first three months of 2023. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $12.4 billion for the first three months of 2024 and $17.0 billion for the first three months of 2023. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.1 billion for the first three months of 2024 and $30.2 billion for the first three months of 2023.

Average noninterest-bearing deposits decreased to $49.9 billion for the first three months of 2024 from $69.9 billion for the first three months of 2023, primarily reflecting client activity.

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
30 BNY Mellon

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2024
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1		A	AA-		AA
Subordinated debt	A2		A-	A		AA (low)
Preferred stock	Baa1		BBB	BBB+		A
Outlook – Parent	Positive		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA		AA (high)
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)
Commercial paper	P-1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA	(a)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)

Outlook – Banks	Negative (multiple)	(b)	Stable	Stable		Stable
(a)    Represents senior debt issuer default rating.
(b)    Positive outlook on long-term senior debt ratings. Negative outlook on long-term deposits ratings. Positive outlook on senior unsecured rating for The Bank of New York Mellon.
NR – Not rated.

Long-term debt totaled $32.4 billion at March 31, 2024 and $31.3 billion at Dec. 31, 2023. Issuances of $2.5 billion were partially offset by maturities and redemptions totaling $1.2 billion and a decrease in the fair value of hedged long-term debt. Long-term debt of $3.7 billion will mature in the remainder of 2024.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At March 31, 2024 and Dec. 31, 2023, $1.8 billion and $1.3 billion, respectively, of notes were outstanding. At March 31, 2024 and Dec. 31, 2023, $862 million and $397 million, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was no commercial paper outstanding at March 31, 2024 and Dec. 31, 2023. The average commercial paper outstanding was $8 million for the first three months of 2024. There was no average commercial paper outstanding for the first three months of 2023.

Subsequent to March 31, 2024, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.3 billion, without the need for a regulatory waiver. In addition, at March 31, 2024, non-bank subsidiaries of the Parent had liquid assets of approximately $4.4 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2023 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the first quarter of 2024. Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $258 million in aggregate. Average borrowings under these lines were less than $1 million in the first quarter of 2024.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent
BNY Mellon 31

company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY Mellon’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 73% of total revenue in the first quarter of 2024, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 121.2% at March 31, 2024 and 120.5% at Dec. 31, 2023, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2024, a quarterly dividend of $0.42 per common share was paid to common shareholders. Our common stock dividend payout ratio was 34% for the first quarter of 2024.

In the first quarter of 2024, we repurchased 17.9 million common shares at an average price of $55.30 per common share, for a total cost of $988 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY Mellon’s consolidated HQLA, and the average HQLA and average LCR. The LCR for the fourth quarter of 2023 was 117%

Consolidated HQLA and LCR	March 31, 2024
(dollars in billions)
Cash (a)	$119
Securities (b)	93
Total consolidated HQLA (c)	$212

Total consolidated HQLA – average (c)	$192
Average consolidated LCR	117%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $159 billion at March 31, 2024 and averaged $143 billion for the first quarter of 2024.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2024.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY Mellon. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 136% for the first quarter of 2024 and 135% for the fourth quarter of 2023.

BNY Mellon and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the first quarter of 2024.

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

Net cash used for operating activities was $2.7 billion in the three months ended March 31, 2024, compared with net cash provided by operating activities of $1.8 billion in the three months ended March 31, 2023. In
32 BNY Mellon

the three months ended March 31, 2024, cash flows used for operations primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings. In the three months ended March 31, 2023, cash flows provided by operations primarily resulted from changes in trading assets and liabilities and earnings, partially offset by changes in accruals and other, net.

Net cash used for investing activities was $26.7 billion in the three months ended March 31, 2024, compared with $17.8 billion in the three months ended March 31, 2023. In the three months ended March 31, 2024, net cash used for investing activities primarily resulted from changes in securities, interest-bearing deposits with the Federal Reserve and other central banks and loans. In the three months ended
March 31, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, partially offset by net changes in securities and loans.

Net cash provided by financing activities was $28.4 billion in the three months ended March 31, 2024, compared with $14.4 billion in the three months ended March 31, 2023. In the three months ended March 31, 2024, net cash provided by financing activities primarily resulted from changes in deposits. In the three months ended March 31, 2023, net cash provided by financing activities primarily resulted from changes in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data	March 31, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts; common shares in thousands)
BNY Mellon shareholders’ equity to total assets ratio (a)	9.3%	9.9%
BNY Mellon common shareholders’ equity to total assets ratio (a)	8.3%	8.9%
Total BNY Mellon shareholders’ equity (a)	$40,569	$40,770
Total BNY Mellon common shareholders’ equity (a)	$36,226	$36,427
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)(b)	$19,023	$19,174
Book value per common share (a)	$48.44	$47.97
Tangible book value per common share – Non-GAAP (a)(b)	$25.44	$25.25
Closing stock price per common share	$57.62	$52.05
Market capitalization	$43,089	$39,524
Common shares outstanding	747,816	759,344

Quarterly:
Cash dividends per common share	$0.42	$0.42
Common dividend payout ratio (a)	34%	202%
Common dividend yield (annualized)	2.9%	3.2%
(a)    Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity decreased to $40.6 billion at March 31, 2024 from $40.8 billion at Dec. 31, 2023. The decrease primarily reflects common stock repurchase activity and dividends, partially offset by earnings.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at March 31, 2024, compared with $1.6 billion at Dec. 31, 2023. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

In the first quarter of 2024, we repurchased 17.9 million common shares at an average price of $55.30 per common share for a total cost of $988 million.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This share
BNY Mellon 33

repurchase plan replaced all previously authorized share repurchase plans.

In April 2024, we announced a new authorization providing for the repurchase of $6.0 billion of common shares in addition to any remaining capacity under the existing January 2023 authorization.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized.” As of March 31, 2024 and Dec. 31, 2023, BNY Mellon and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2023 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2023 Annual Report.

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2024					Dec. 31, 2023
	Well capitalized		Minimum required		Capital ratios	Capital ratios (b)
				(a)
Consolidated regulatory capital ratios: (c)
Advanced Approaches:
CET1 ratio	N/A	(d)	8.5%		11.1%	11.5%
Tier 1 capital ratio	6%		10		13.7	14.2
Total capital ratio	10		12		14.5	14.9
Standardized Approach:
CET1 ratio	N/A	(d)	8.5%		10.8%	11.9%
Tier 1 capital ratio	6%		10		13.4	14.6
Total capital ratio	10		12		14.3	15.6
Tier 1 leverage ratio	N/A	(d)	4		5.9	6.0
SLR (d)	N/A	(d)	5		7.0	7.3

The Bank of New York Mellon regulatory capital ratios: (c)
CET1 ratio	6.5%		7%		15.7%	16.2%
Tier 1 capital ratio	8		8.5		15.7	16.2
Total capital ratio	10		10.5		16.0	16.3
Tier 1 leverage ratio	5		4		6.5	6.6
SLR (e)	6		3		8.2	8.5
(a)    Minimum requirements for March 31, 2024 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
(b)    Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
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
N/A – Not applicable.
34 BNY Mellon

Our CET1 ratio under the Standardized Approach was 10.8% at March 31, 2024 and 11.5% at Dec. 31, 2023 under the Advanced Approaches. The decrease was driven by higher period-end risk-weighted assets, common stock repurchases and dividends, partially offset by capital generated through earnings.

The Tier 1 leverage ratio was 5.9% at March 31, 2024 and 6.0% at Dec. 31, 2023. The decrease reflects common stock repurchases and dividends and higher average assets, partially offset by capital generated through earnings.

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

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	March 31, 2024	Dec. 31, 2023
(in millions)			(a)
CET1:
Common shareholders’ equity	$36,226	$36,427
Adjustments for:
Goodwill and intangible assets (b)	(17,203)	(17,253)
Net pension fund assets	(302)	(297)
Embedded goodwill	(269)	(275)
Deferred tax assets	(61)	(62)
Other	(8)	(6)
Total CET1	18,383	18,534
Other Tier 1 capital:
Preferred stock	4,343	4,343
Other	(3)	(14)
Total Tier 1 capital	$22,723	$22,863
Tier 2 capital:
Subordinated debt	$1,148	$1,148
Allowance for credit losses	440	414
Other	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,587	1,551
Excess of expected credit losses	70	85
Less: Allowance for credit losses	440	414
Total Tier 2 capital – Advanced Approaches	$1,217	$1,222
Total capital:
Standardized Approach	$24,310	$24,414
Advanced Approaches	$23,940	$24,085

Risk-weighted assets:
Standardized Approach	$169,909	$156,178
Advanced Approaches:
Credit Risk	$91,980	$87,223
Market Risk	3,208	3,380
Operational Risk	70,475	70,925
Total Advanced Approaches	$165,663	$161,528

Average assets for Tier 1 leverage ratio	$386,148	$383,705
Total leverage exposure for SLR	$325,801	$313,555
(a)    Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.
BNY Mellon 35

The table below presents the factors that impacted CET1 capital.

CET1 generation	1Q24
(in millions)
CET1 – Beginning of period	$18,534
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	953
Goodwill and intangible assets, net of related deferred tax liabilities	50
Gross CET1 generated	1,003
Capital returned:
Common stock repurchases	(988)
Common stock dividends (a)	(324)
Total capital returned	(1,312)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	104
Foreign currency translation	(91)
Unrealized gain on cash flow hedges	1
Defined benefit plans	3
Total other comprehensive gain	17
Additional paid-in capital (b)	147
Other additions (deductions):
Net pension fund assets	(5)
Embedded goodwill	6
Deferred tax assets	1
Other	(8)
Total other (deductions)	(6)
Net CET1 returned	(151)
CET1 – End of period	$18,383
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2024 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2024
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	6	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		8
Advanced Approaches	6		8

Total capital:
Standardized Approach	6		8
Advanced Approaches	6		9

Tier 1 leverage	3		2

SLR	3		2
Stress capital buffer

In July 2023, the Federal Reserve announced that BNY Mellon’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2023 through Sept. 30, 2024. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2023 Annual Report for additional information.

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
36 BNY Mellon

31, 2016 has been permanently grandfathered to the extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2024
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	29.4%
As a percentage of total leverage exposure	7.5%	9.5%	15.3%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	15.0%
As a percentage of total leverage exposure	4.5%	N/A	7.8%
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

VaR (a)	1Q24			March 31, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$1.9	$3.6	$2.0
Foreign exchange	2.2	1.6	3.0	1.9
Equity	0.1	—	0.2	0.1
Credit	1.3	0.9	1.9	1.2
Diversification	(4.3)	N/M	N/M	(3.5)
Overall portfolio	1.8	1.4	2.4	1.7

VaR (a)	4Q23			Dec. 31, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.3	$2.1	$4.9	$2.6
Foreign exchange	2.7	2.3	3.5	2.9
Equity	0.3	0.1	1.5	0.1
Credit	1.6	1.0	2.3	1.3
Diversification	(5.7)	N/M	N/M	(4.7)
Overall portfolio	2.2	1.6	3.0	2.2

VaR (a)	1Q23			March 31, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.8	$2.1	$7.6	$4.4
Foreign exchange	3.6	2.4	5.7	3.1
Equity	0.1	—	0.3	0.2
Credit	1.8	0.7	3.5	1.9
Diversification	(5.3)	N/M	N/M	(4.9)
Overall portfolio	4.0	2.2	8.9	4.7
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

During the first quarter of 2024, interest rate risk generated 41% of average gross VaR, foreign exchange risk generated 36% of average gross VaR, credit risk generated 21% of average gross VaR and equity risk generated 2% of average gross. During the first quarter of 2024, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	March 31, 2023
Revenue range:	Number of days
Less than $(2.5)	—	2	—	—	—
$(2.5) – $0	1	3	5	2	1
$0 – $2.5	19	18	14	15	20
$2.5 – $5.0	30	25	24	37	26
More than $5.0	12	15	20	9	15
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $10.1 billion at March 31, 2024 and Dec. 31, 2023.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $3.1 billion at March 31, 2024 and $6.2 billion at Dec. 31, 2023.

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

At March 31, 2024, our OTC derivative assets, including those in hedging relationships, of $1.7 billion included a credit valuation adjustment (“CVA”) deduction of $13 million. Our OTC derivative liabilities, including those in hedging relationships, of $1.7 billion included a debit valuation adjustment (“DVA”) of $5 million related to our own credit spread. Net of hedges, the CVA and DVA were unchanged in the first quarter of 2024, which resulted in no impact to investment and other revenue – other trading revenue. The net impact decreased investment and other revenue – other
38 BNY Mellon

trading revenue by $2 million in the fourth quarter of 2023 and increased investment and other revenue – other trading revenue by $1 million in the first quarter of 2023.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY Mellon.

Foreign exchange and other trading counterparty risk-rating profile

	March 31, 2024		Dec. 31, 2023
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,511	97%	$2,062	95%
Non-investment grade	53	3%	103	5%
Total	$1,564	100%	$2,165	100%

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

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income between a baseline scenario and hypothetical interest rate scenarios. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest income between the scenarios over a 12-month measurement period.

The baseline scenario incorporates the market’s forward rate expectations and management’s assumptions regarding client deposit rates, credit spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes as of each respective quarter-end. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. Actual results may differ materially from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors. Client deposit levels and mix are key assumptions impacting net interest income in the baseline as well as the hypothetical interest rate scenarios. The earnings simulation model assumes static deposit levels and mix, and it also assumes that no management actions will be taken to mitigate the effects of interest rate changes. Typically, the baseline scenario uses the average deposit balances of the quarter.

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

The following table shows net interest income sensitivity for BNY Mellon.

Estimated changes in net interest income (in millions)	March 31, 2024	Dec. 31, 2023	March 31, 2023
Up 100 bps rate shock vs. baseline	$86	$254	$441
Long-term up 100 bps, short-term unchanged	98	71	109
Short-term up 100 bps, long-term unchanged	(12)	183	332
Long-term down 100 bps, short-term unchanged	(102)	(73)	(108)
Short-term down 100 bps, long-term unchanged	(76)	(270)	(354)
Down 100 bps rate shock vs. baseline	(178)	(343)	(463)

At March 31, 2024, the change in impact of a 100 bps upward or downward shift in rates on net interest income compared with Dec. 31, 2023 was primarily driven by a slight increase in fixed-rate assets, lower noninterest-bearing deposits and more rate sensitive deposit balances.
BNY Mellon 39

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to deposit run-off, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point scenario in the table above by approximately $300 million. The impact would be smaller if the run-off was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, during periods of low short-term interest rates, money market mutual fund fees and other similar fees are typically waived to protect investors from negative returns.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Capital and Liquidity Risk – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2023 Annual Report.
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

BNY Mellon has also included revenue measures excluding notable items, including the reduction in the fair value of a contingent consideration receivable related to a prior year divestiture and disposal losses. Expense measures, excluding notable items, including the FDIC special assessment, severance expense and litigation reserves, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

BNY Mellon 41

Reconciliation of Non-GAAP measures, excluding notable items					1Q24 vs.
(dollars in millions, except per share amounts)	1Q24	4Q23	1Q23		4Q23	1Q23
Total revenue – GAAP	$4,527	$4,358	$4,415		4%	3%
Less: Reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (a)	—	(144)	—
Disposal (losses) (a)	—	(6)	(1)
Adjusted total revenue – Non-GAAP	$4,527	$4,508	$4,416		—%	3%

Noninterest expense – GAAP	$3,176	$3,995	$3,100		(21)%	2%
Less: Severance (b)	36	200	—
Litigation reserves (b)	2	47	6
FDIC special assessment (b)	—	632	—
Adjusted noninterest expense – Non-GAAP	$3,138	$3,116	$3,094		1%	1%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$953	$162	$911		488%	5%
Less: Reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (a)	—	(144)	—
Disposal (losses) (a)	—	(5)	—
Severance (b)	(27)	(153)	—
Litigation reserves (b)	(2)	(47)	(4)
FDIC special assessment (b)	—	(482)	—
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$982	$993	$915		(1)%	7%

Diluted earnings per common share – GAAP	$1.25	$0.21	$1.13		495%	11%
Less: Reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (a)	—	(0.19)	—
Disposal (losses) (a)	—	(0.01)	—
Severance (b)	(0.04)	(0.20)	—
Litigation reserves (b)	—	(0.06)	(0.01)
FDIC special assessment (b)	—	(0.62)	—
Total diluted earnings per common share impact of notable items	(0.04)	(1.08)	(0.01)
Adjusted diluted earnings per common share – Non-GAAP	$1.29	$1.29	$1.13	(c)	—%	14%
(a)    Reflected in Investment and other revenue.
(b)    Severance is reflected in Staff expense, Litigation reserves in Other expense, and FDIC special assessment in Bank assessment charges, respectively.
(c)    Does not foot due to rounding.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	1Q24	4Q23	1Q23
Income before taxes – GAAP	$1,324	$279	$1,288
Impact of notable items (a)	(38)	(1,029)	(7)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,362	$1,308	$1,295

Total revenue – GAAP	$4,527	$4,358	$4,415
Impact of notable items (a)	—	(150)	(1)
Adjusted total revenue, excluding notable items – Non-GAAP	$4,527	$4,508	$4,416

Pre-tax operating margin – GAAP (b)	29%	6%	29%
Adjusted pre-tax operating margin – Non-GAAP (b)	30%	29%	29%
(a)    See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.
42 BNY Mellon

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	1Q24	4Q23	1Q23
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$953	$162	$911
Add: Amortization of intangible assets	12	14	14
Less: Tax impact of amortization of intangible assets	3	4	3
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	962	172	922
Impact of notable items (a)	(29)	(831)	(4)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$991	$1,003	$926

Average common shareholders’ equity	$35,905	$36,050	$35,483
Less: Average goodwill	16,238	16,199	16,160
Average intangible assets	2,848	2,858	2,899
Add: Deferred tax liability – tax deductible goodwill	1,209	1,205	1,187
Deferred tax liability – intangible assets	655	657	660
Average tangible common shareholders’ equity – Non-GAAP	$18,683	$18,855	$18,271

Return on common equity – GAAP (b)	10.7%	1.8%	10.4%
Adjusted return on common equity – Non-GAAP (b)	11.0%	10.9%	10.5%
Return on tangible common equity – Non-GAAP (b)	20.7%	3.6%	20.5%
Adjusted return on tangible common equity – Non-GAAP (b)	21.3%	21.1%	20.6%
(a)    See page 42 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2024	Dec. 31, 2023	March 31, 2023
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$40,569	$40,770	$40,519
Less: Preferred stock	4,343	4,343	4,838
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	36,226	36,427	35,681
Less: Goodwill	16,228	16,261	16,192
Intangible assets	2,839	2,854	2,890
Add: Deferred tax liability – tax deductible goodwill	1,209	1,205	1,187
Deferred tax liability – intangible assets	655	657	660
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$19,023	$19,174	$18,446

Period-end common shares outstanding (in thousands)	747,816	759,344	789,134

Book value per common share – GAAP	$48.44	$47.97	$45.22
Tangible book value per common share – Non-GAAP	$25.44	$25.25	$23.38

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			1Q24 vs.
(dollars in millions)	1Q24	1Q23	1Q23
Investment management and performance fees – GAAP	$776	$776	—%
Impact of changes in foreign currency exchange rates	—	5
Adjusted investment management and performance fees – Non-GAAP	$776	$781	(1)%

BNY Mellon 43

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			1Q24 vs.
(dollars in millions)	1Q24	1Q23	1Q23
Investment management and performance fees – GAAP	$778	$777	—%
Impact of changes in foreign currency exchange rates	—	5
Adjusted investment management and performance fees – Non-GAAP	$778	$782	(1)%

The following table presents the reconciliations of income before income taxes, total revenue and the pre-tax operating margin for the Investment and Wealth Management business segment.

Reconciliation of Non-GAAP measures, excluding notable items – Investment and Wealth Management business segment			1Q24 vs.
(dollars in millions)	1Q24	4Q23	4Q23
Income (loss) before income taxes – GAAP	$107	$(4)	N/M
Impact of notable items (a)	(4)	(156)
Adjusted income before income taxes – Non-GAAP	$111	$152	(27)%

Total revenue – GAAP	$846	$679	25%
Impact of notable items (a)	—	(144)
Adjusted total revenue – Non-GAAP	$846	$823	3%
Less: Distribution and servicing expense		89
Adjusted total revenue excluding notable items, net of distribution and servicing expense – Non-GAAP		$734

Pre-tax operating margin – GAAP (b)		(1)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (b)		(1)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (b)		21%
(a)    See page 42 for details of notable items and line items impacted. Notable items in the first quarter of 2024 include severance expense. Notable items in the fourth quarter of 2023 include the reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (reflected in investment and other revenue) and severance expense.
(b)    Income before income taxes divided by total revenue.
N/M - Not meaningful.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	1Q24	3Q23	2Q23	1Q23
Income before income taxes – GAAP	$107	$164	$130	$93

Total revenue – GAAP	$846	$830	$816	$830
Less: Distribution and servicing expense	96	87	93	86
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$750	$743	$723	$744

Pre-tax operating margin – GAAP (a)	13%	20%	16%	11%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	14%	22%	18%	13%
(a)    Income before income taxes divided by total revenue.

44 BNY Mellon

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of March 31, 2024.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). In addition, disclosure will be required of the title and position of CODM, and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources.

This ASU is effective for annual periods beginning after Dec. 15, 2023 with early adoption permitted. BNY Mellon is currently evaluating this guidance and the impact on the business segment disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a company to disclose, on an annual basis, additional disaggregated information related to the existing disclosures for the effective income tax rate reconciliation and income taxes paid.

This ASU is effective on a prospective basis, with a retrospective option, for annual periods beginning after Dec. 15, 2024, and interim periods within fiscal years beginning after Dec. 15, 2025. BNY Mellon is currently evaluating this guidance and the impact on the income tax disclosures.

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2023 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY Mellon.

SEC Enhancement and Standardization of Climate-Related Disclosures for Investors Rule

On March 6, 2024, the SEC adopted its final climate-risk disclosure rule, which it first proposed in March 2022. The final rule is currently subject to multiple legal challenges and, on April 4, 2024, the SEC voluntarily issued an order staying the final rule pending the completion of judicial review of the legal challenges. If effective, the final rule would require registrants to disclose material climate-related information in registration statements and periodic reports, with a phased-in compliance period that varies based on disclosure content and for BNY Mellon would begin for the year-ended Dec. 31, 2025. We are assessing the developments and the potential impact of the final rule.

European and UK Financial Markets and Market Infrastructure

The EU and the UK have embarked on changes to their financial markets and market infrastructure regulations. In the EU, this is being effected by amendments to Markets in Financial Instruments Directive II and Markets in Financial Instruments Regulation, the amending instruments for which entered into force on March 28, 2024 (with secondary legislation to follow). In the UK, this is being undertaken by the UK Financial Conduct Authority pursuant to the UK Government’s Edinburgh Reforms (a series of measures to promote stability and competitive growth in the UK financial markets post-Brexit), and pursuant to the Financial Services and Markets Act 2023. These changes will in particular affect transaction reporting and market transparency obligations, as well as laying the ground for the establishment of consolidated tape providers to collate market data and provide a standardized electronic data feed in the equity and debt secondary markets. BNY Mellon will continue to monitor the practical impacts of these rules as further details emerge.

BNY Mellon 45

EU Corporate Sustainability Due Diligence Directive

On March 15, 2024, EU lawmakers approved an amended version of the Corporate Sustainability Due Diligence Directive (as amended, “CSDDD”), which the European Parliament approved on April 24, 2024. The final rules are subject to adoption by the European Council, with publication of the approved CSDDD in the Official Journal of the EU and entry into force expected in or around the third quarter of 2024. CSDDD is likely to impact BNYM given that under the CSDDD, large EU companies and non-EU companies with significant EU activity, will be required to comply with due diligence obligations (including preventing and mitigating potential adverse human rights and environmental impacts as well as ending, and minimizing the extent of, actual adverse impacts) for their operations and for their upstream chains of activities (a regulated financial undertaking’s chain of activities with downstream business partners that are receiving services and products are not in scope of CSDDD). Companies are also required to adopt a transition plan for climate change mitigation which aims to ensure, through best efforts, compatibility of the business model and strategy of the company with the transition to a sustainable economy and with the limiting of global warming to 1.5°C. CSDDD will be implemented on a phased-in basis starting three years after CSDDD’s entry into force, dependent on a company’s number of employees and net worldwide or EU turnover, with first reporting expected for financial years starting on or after Jan. 1, 2028. We are assessing the potential impact of the regulation.

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
46 BNY Mellon

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2024	Dec. 31, 2023	March 31, 2023
(in millions)
Fee and other revenue
Investment services fees	$2,278	$2,242	$2,119
Investment management and performance fees	776	743	776
Foreign exchange revenue	152	143	176
Financing-related fees	57	45	52
Distribution and servicing fees	42	41	33
Total fee revenue	3,305	3,214	3,156
Investment and other revenue (a)	182	43	131
Total fee and other revenue (a)	3,487	3,257	3,287
Net interest income
Interest income	6,096	5,963	3,942
Interest expense	5,056	4,862	2,814
Net interest income	1,040	1,101	1,128
Total revenue (a)	4,527	4,358	4,415
Provision for credit losses	27	84	27
Noninterest expense
Staff	1,857	1,831	1,791
Software and equipment	475	486	429
Professional, legal and other purchased services	349	406	375
Net occupancy	124	162	119
Sub-custodian and clearing	119	117	118
Distribution and servicing	96	88	85
Business development	36	61	39
Bank assessment charges	17	670	40
Amortization of intangible assets	12	14	14
Other	91	160	90
Total noninterest expense	3,176	3,995	3,100
Income
Income before income taxes (a)	1,324	279	1,288
Provision for income taxes (a)	297	73	306
Net income (a)	1,027	206	982
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(2)	2	—
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,025	208	982
Preferred stock dividends	(72)	(46)	(71)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$953	$162	$911
(a)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
BNY Mellon 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
	March 31, 2024	Dec. 31, 2023	March 31, 2023
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$953	$162	$911
Less: Earnings allocated to participating securities	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$953	$162	$911

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
	March 31, 2024	Dec. 31, 2023	March 31, 2023
(in thousands)
Basic	756,937	767,146	803,340
Common stock equivalents	5,331	5,045	4,473
Less: Participating securities	—	(89)	(95)
Diluted	762,268	772,102	807,718

Anti-dilutive securities (a)	1,604	110	4,872
(a)    Represents restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation (a)	Quarter ended
	March 31, 2024	Dec. 31, 2023	March 31, 2023
(in dollars)
Basic	$1.26	$0.21	$1.13
Diluted	$1.25	$0.21	$1.13
(a)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2024	Dec. 31, 2023	March 31, 2023
(in millions)
Net income (a)	$1,027	$206	$982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(91)	257	103
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain arising during the period	103	698	317
Reclassification adjustment	1	37	1
Total unrealized gain on assets available-for-sale	104	735	318
Defined benefit plans:
Net (loss) arising during the period	—	(75)	—
Foreign exchange adjustment	—	(1)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	3	(2)	(3)
Total defined benefit plans	3	(78)	(3)
Net unrealized gain (loss) on cash flow hedges	1	(2)	5
Total other comprehensive income, net of tax (b)	17	912	423
Total comprehensive income	1,044	1,118	1,405
Net (income) loss attributable to noncontrolling interests	(2)	2	—
Other comprehensive loss attributable to noncontrolling interests	—	—	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,042	$1,120	$1,405
(a)    Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $17 million for the quarter ended March 31, 2024, $912 million for the quarter ended Dec. 31, 2023 and $423 million for the quarter ended March 31, 2023.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	March 31, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $30 and $18	$5,305	$4,922
Interest-bearing deposits with the Federal Reserve and other central banks	119,197	111,550
Interest-bearing deposits with banks, net of allowance for credit losses of $3 and $2 (includes restricted of $1,907 and $3,420)	10,636	12,139
Federal funds sold and securities purchased under resale agreements	29,661	28,900
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and $1 (fair value of $43,213 and $44,711)	48,404	49,578
Available-for-sale, at fair value (amortized cost of $94,641 and $80,678, net of allowance for credit losses of $1 and less than $1)	90,505	76,817
Total securities	138,909	126,395
Trading assets	10,078	10,058
Loans	73,615	66,879
Allowance for credit losses	(322)	(303)
Net loans	73,293	66,576
Premises and equipment	3,136	3,163
Accrued interest receivable	1,343	1,150
Goodwill	16,228	16,261
Intangible assets	2,839	2,854
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $1,437 and $1,261, at fair value) (a)	24,103	25,909
Total assets (a)	$434,728	$409,877
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$63,405	$58,274
Interest-bearing deposits in U.S. offices	151,540	132,616
Interest-bearing deposits in non-U.S. offices	94,075	92,779
Total deposits	309,020	283,669
Federal funds purchased and securities sold under repurchase agreements	15,112	14,507
Trading liabilities	3,100	6,226
Payables to customers and broker-dealers	19,392	18,395
Other borrowed funds	306	479
Accrued taxes and other expenses (a)	4,395	5,411
Other liabilities (including allowance for credit losses on lending-related commitments of $81 and $87, also includes $70 and $195, at fair value) (a)	10,245	9,028
Long-term debt	32,396	31,257
Total liabilities (a)	393,966	368,972
Temporary equity
Redeemable noncontrolling interests	82	85
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 43,826 and 43,826 shares	4,343	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,408,769,769 and 1,402,429,447 shares	14	14
Additional paid-in capital	29,055	28,908
Retained earnings (a)	40,178	39,549
Accumulated other comprehensive loss, net of tax	(4,876)	(4,893)
Less: Treasury stock of 660,953,934 and 643,085,355 common shares, at cost	(28,145)	(27,151)
Total The Bank of New York Mellon Corporation shareholders’ equity (a)	40,569	40,770
Nonredeemable noncontrolling interests of consolidated investment management funds	111	50
Total permanent equity (a)	40,680	40,820
Total liabilities, temporary equity and permanent equity (a)	$434,728	$409,877
(a)    Prior period balances were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Operating activities
Net income (a)	$1,027	$982
Net (income) loss attributable to noncontrolling interests	(2)	—
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,025	982
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	27	27
Pension plan contributions	(2)	(1)
Depreciation and amortization	468	351
Deferred tax expense	13	2
Net securities losses	1	1
Change in trading assets and liabilities	(3,264)	989
Change in accruals and other, net (a)	(948)	(559)
Net cash (used for) provided by operating activities	(2,680)	1,792
Investing activities
Change in interest-bearing deposits with banks	(280)	(25)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(8,698)	(24,908)
Purchases of securities held-to-maturity	(243)	(273)
Paydowns of securities held-to-maturity	965	1,063
Maturities of securities held-to-maturity	708	811
Purchases of securities available-for-sale	(18,770)	(8,917)
Sales of securities available-for-sale	1,160	6,581
Paydowns of securities available-for-sale	1,191	904
Maturities of securities available-for-sale	4,498	5,229
Net change in loans	(6,777)	3,714
Change in federal funds sold and securities purchased under resale agreements	(766)	(2,599)
Net change in seed capital investments	45	6
Purchases of premises and equipment/capitalized software	(299)	(261)
Other, net	525	923
Net cash (used for) investing activities	(26,741)	(17,752)
Financing activities
Change in deposits	27,030	760
Change in federal funds purchased and securities sold under repurchase agreements	603	14,231
Change in payables to customers and broker-dealers	997	(826)
Change in other borrowed funds	(160)	2,141
Net proceeds from the issuance of long-term debt	2,496	1,498
Repayments, redemptions and repurchases of long-term debt	(1,150)	(1,750)
Issuance of common stock	4	3
Treasury stock acquired	(988)	(1,256)
Common cash dividends paid	(324)	(304)
Preferred cash dividends paid	(72)	(71)
Other, net	(3)	(13)
Net cash provided by financing activities	28,433	14,413
Effect of exchange rate changes on cash	(142)	41
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(1,130)	(1,506)
Cash and due from banks and restricted cash at beginning of period	8,342	11,529
Cash and due from banks and restricted cash at end of period	$7,212	$10,023
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,305	$5,564
Restricted cash at end of period	1,907	4,459
Cash and due from banks and restricted cash at end of period	$7,212	$10,023
Supplemental disclosures
Interest paid	$4,955	$2,671
Income taxes paid	132	160
Income taxes refunded	12	2
(a)    Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY Mellon 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2023 (a)	$4,343	$14	$28,908	$39,549	$(4,893)	$(27,151)	$50	$40,820	(b)	$85
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(17)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	59	54		5
Net income	—	—	—	1,025	—	—	2	1,027		—
Other comprehensive income	—	—	—	—	17	—	—	17		—
Dividends:
Common stock at $0.42 per share (c)	—	—	—	(324)	—	—	—	(324)		—
Preferred stock	—	—	—	(72)	—	—	—	(72)		—
Repurchase of common stock	—	—	—	—	—	(988)	—	(988)		—
Common stock issued under employee benefit plans	—	—	7	—	—	—	—	7		—
Stock-based compensation	—	—	168	—	—	—	—	168		—
Excise tax on share repurchases	—	—	—	—	—	(6)	—	(6)		—
Other	—	—	(23)	—	—	—	—	(23)		(1)
Balance at March 31, 2024	$4,343	$14	$29,055	$40,178	$(4,876)	$(28,145)	$111	$40,680	(b)	$82
(a)    Retained earnings was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,427 million at Dec. 31, 2023 and $36,226 million at March 31, 2024.
(c)    Includes dividend equivalents on share-based awards.

52 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Sept. 30, 2023 (a)	$4,838	$14	$28,793	$39,714	$(5,805)	$(26,696)	$56	$40,914	(b)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		11
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(20)
Other net changes in noncontrolling interests	—	—	21	—	—	—	(4)	17		(18)
Net income	—	—	—	208	—	—	(2)	206		—
Other comprehensive income	—	—	—	—	912	—	—	912		—
Dividends:
Common stock at $0.42 per share (c)	—	—	—	(328)	—	—	—	(328)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(450)	—	(450)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Preferred stock redemption	(500)	—	—	—	—	—	—	(500)		—
Stock-based compensation	—	—	89	—	—	—	—	89		—
Amortization of preferred stock discount	5	—	—	(5)	—	—	—	—		—
Excise tax of share repurchases	—	—	—	—	—	(5)	—	(5)		—
Excise tax of preferred stock redemption	—	—	—	(5)	—	—	—	(5)		—
Other	—	—	—	1	—	—	—	1		3
Balance at Dec. 31, 2023 (a)	$4,343	$14	$28,908	$39,549	$(4,893)	$(27,151)	$50	$40,820	(b)	$85
(a)    Retained earnings was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,020 million at Sept. 30, 2023 and $36,427 million at Dec. 31, 2023.
(c)    Includes dividend equivalents on share-based awards.
BNY Mellon 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2022 (a)	$4,838	$14	$28,508	$37,743	$(5,966)	$(24,524)	$7	$40,620	(b)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(8)	—	—	—	65	57		9
Net income	—	—	—	982	—	—	—	982		—
Other comprehensive income	—	—	—	—	423	—	—	423		—
Dividends:
Common stock at $0.37 per share (c)	—	—	—	(304)	—	—	—	(304)		—
Preferred stock	—	—	—	(71)	—	—	—	(71)		—
Repurchase of common stock	—	—	—	—	—	(1,256)	—	(1,256)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	145	—	—	—	—	145		—
Excise tax of share repurchases	—	—	—	—	—	(10)	—	(10)		—
Other	—	—	—	—	—	—	—	—		2
Balance at March 31, 2023 (a)	$4,838	$14	$28,650	$38,350	$(5,543)	$(25,790)	$72	$40,591	(b)	$96
(a)    Retained earnings was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,775 million at Dec. 31, 2022 and $35,681 million at March 31, 2023.
(c)    Includes dividend equivalents on share-based awards.

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

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2023 (the “2023 Annual Report”).

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our Consolidated Financial Statements included in our 2023 Annual Report.

On Jan. 1, 2024, we adopted Accounting Standards Update (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on a retrospective basis for our investments in renewable energy projects that have met the eligibility criteria, and restated prior period financial statements. See Note 2 for additional information.

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

Note 2–New accounting guidance

The following accounting guidance was adopted on Jan. 1, 2024.

ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of the provision for income taxes.

We adopted this guidance on Jan.1, 2024. The impact of adopting this new guidance for our renewable energy investments that met the eligibility criteria was an increase in investment and other revenue and an increase in the provision for income taxes on the consolidated income statement. Renewable energy investments are recorded in other assets on the balance sheet. In the first quarter of 2024, we restated the prior period financial statements to reflect the impact of the retrospective application of the new accounting guidance. The required disclosures are included in Note 7.
BNY Mellon 55

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported income statement amounts.

Consolidated Income Statement	Previously reported		Adjustment		Restated
(in millions)	4Q23	1Q23	4Q23	1Q23	4Q23	1Q23
Investment and other revenue	$(4)	$79	$47	$52	$43	$131
Total fee and other revenue	3,210	3,235	47	52	3,257	3,287
Total revenue	4,311	4,363	47	52	4,358	4,415
Income before income taxes	232	1,236	47	52	279	1,288
Provision for income taxes	29	260	44	46	73	306
Net income	203	976	3	6	206	982
Net income applicable to shareholders of The Bank of New York Mellon Corporation	205	976	3	6	208	982
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	159	905	3	6	162	911

The table below presents the impact of the new accounting guidance on our previously reported earnings per share applicable to common shareholders.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Previously reported		Restated
(in dollars)	4Q23	1Q23	4Q23	1Q23
Basic	$0.21	$1.13	$0.21	$1.13
Diluted	0.21	1.12	0.21	1.13

The table below presents the impact of the new accounting guidance on our previously reported balance sheet amounts.

Consolidated Balance Sheet	Dec. 31, 2023
(in millions)	Previously reported	Adjustment	Restated
Other assets	$25,985	$(76)	$25,909
Total assets	409,953	(76)	409,877
Accrued taxes and other expenses	5,567	(156)	5,411
Other liabilities	8,844	184	9,028
Total liabilities	368,944	28	368,972
Retained earnings	39,653	(104)	39,549
Total The Bank of New York Mellon Corporation shareholders’ equity	40,874	(104)	40,770
Total permanent equity	40,924	(104)	40,820
Total liabilities, temporary equity and permanent equity	409,953	(76)	409,877

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth.

At March 31, 2024, we are potentially obligated to pay additional consideration which is recorded at fair value totaling approximately $20 million and, using reasonable assumptions and estimates, could range from $15 million to $20 million over the next year.
Contingent payments totaled $5 million in the first three months of 2024 and we recorded $1 million of increases to contingent earnout payables reflected in other expense.

At March 31, 2024, we could potentially receive additional consideration which is recorded at fair value totaling approximately $30 million and, using reasonable assumptions and estimates, could range from $20 million to $45 million over the next four years. There were no contingent receipts in the first three months of 2024.
56 BNY Mellon

Notes to Consolidated Financial Statements (continued)

See Note 3 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for additional information.

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2024 and Dec. 31, 2023.

Securities at March 31, 2024		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$24,988	$40	$711	$24,317
U.S. Treasury	21,960	52	1,824	20,188
Agency residential mortgage-backed securities (“RMBS”)	17,000	109	492	16,617
Agency commercial mortgage-backed securities (“MBS”)	8,083	63	562	7,584
Foreign covered bonds	7,420	17	176	7,261
Collateralized loan obligations (“CLOs”)	6,255	11	1	6,265
Non-agency commercial MBS	3,219	2	287	2,934
U.S. government agencies	2,887	37	188	2,736
Non-agency RMBS	1,852	30	179	1,703
Other asset-backed securities (“ABS”)	976	—	77	899
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$94,641	$361	$4,497	$90,505
Held-to-maturity:
Agency RMBS	$28,805	$2	$3,791	$25,016
U.S. Treasury	8,763	—	617	8,146
U.S. government agencies	4,144	—	414	3,730
Agency commercial MBS	3,581	—	304	3,277
Non-U.S. government (a)	2,093	—	66	2,027
CLOs	983	—	—	983
Non-agency RMBS	24	1	1	24
Other debt securities	11	—	1	10
Total securities held-to-maturity	$48,404	$3	$5,194	$43,213
Total securities	$143,045	$364	$9,691	$133,718
(a)    Includes supranational securities.
(b)    The amortized cost of available-for-sale is net of the allowance for credit losses of $1 million. The allowance for credit loss relates to non-agency RMBS.
(c)    Includes gross unrealized gains of $230 million and gross unrealized losses of $138 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, agency commercial MBS and U.S. Treasury securities. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest income over the contractual lives of the securities.

Securities at Dec. 31, 2023		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$18,998	$68	$684	$18,382
U.S. Treasury	18,193	63	1,652	16,604
Agency RMBS	13,457	119	465	13,111
Agency commercial MBS	8,191	69	531	7,729
Foreign covered bonds	6,489	25	180	6,334
CLOs	6,142	5	10	6,137
Non-agency commercial MBS	3,245	1	311	2,935
U.S. government agencies	3,053	42	194	2,901
Non-agency RMBS	1,883	32	175	1,740
Other ABS	1,026	1	84	943
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$80,678	$425	$4,286	$76,817
Held-to-maturity:
Agency RMBS	$29,740	$1	$3,493	$26,248
U.S. Treasury	9,123	—	612	8,511
U.S. government agencies	4,146	—	401	3,745
Agency commercial MBS	3,411	1	296	3,116
Non-U.S. government (a)	2,137	3	67	2,073
CLOs	983	—	1	982
Non-agency RMBS	26	1	1	26
Other debt securities	12	—	2	10
Total securities held-to-maturity	$49,578	$6	$4,873	$44,711
Total securities	$130,256	$431	$9,159	$121,528
(a)    Includes supranational securities.
(b)    The amortized cost of available-for-sale securities is net of the allowance for credit losses of less than $1 million. The allowance for credit loss primarily relates to non-agency RMBS.
(c)    Includes gross unrealized gains of $250 million and gross unrealized losses of $146 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, agency commercial MBS, and U.S. Treasury securities. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest income over the contractual lives of the securities.

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	1Q24	4Q23	1Q23
Realized gross gains	$4	$1	$14
Realized gross losses	(5)	(49)	(15)
Total net securities (losses)	$(1)	$(48)	$(1)

BNY Mellon 57

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q24	4Q23	1Q23
U.S. Treasury	$(1)	$(49)	$(8)
Non-agency RMBS	—	—	2
Other	—	1	5
Total net securities (losses)	$(1)	$(48)	$(1)

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $1 million at March 31, 2024 and $1 million at Dec. 31, 2023, and relates to non-agency RMBS and other debt securities.

Credit quality indicators – Securities

At March 31, 2024, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $138 million of the unrealized losses at March 31, 2024 and $146 million at Dec. 31, 2023 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at March 31, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$4,973	$43	$15,046	$1,781	$20,019	$1,824
Non-U.S. government (a)	7,130	54	11,188	657	18,318	711
Agency RMBS	6,326	59	6,873	433	13,199	492
Agency commercial MBS	262	6	6,965	556	7,227	562
Foreign covered bonds	1,280	5	3,020	171	4,300	176
Non-agency commercial MBS	58	—	2,604	287	2,662	287
U.S. government agencies	704	10	1,551	178	2,255	188
Non-agency RMBS	89	1	1,196	176	1,285	177
CLOs	912	—	335	1	1,247	1
Other ABS	—	—	790	77	790	77
Total securities available-for-sale (b)	$21,734	$178	$49,568	$4,317	$71,302	$4,495
(a)    Includes supranational securities.
(b)    Includes $138 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest income over the contractual lives of the securities.

58 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2023	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$694	$48	$14,862	$1,604	$15,556	$1,652
Non-U.S. government (a)	2,756	24	11,767	660	14,523	684
Agency RMBS	2,753	27	6,793	438	9,546	465
Agency commercial MBS	328	5	7,060	526	7,388	531
CLOs	784	—	3,158	10	3,942	10
Foreign covered bonds	268	1	3,603	179	3,871	180
Non-agency commercial MBS	187	2	2,607	309	2,794	311
U.S. government agencies	573	4	1,779	190	2,352	194
Non-agency RMBS	30	1	1,300	174	1,330	175
Other ABS	—	—	832	84	832	84
Total securities available-for-sale (b)	$8,373	$112	$53,761	$4,174	$62,134	$4,286
(a)    Includes supranational securities.
(b)    Includes $146 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest income over the contractual lives of the securities.

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

Held-to-maturity securities portfolio at March 31, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$28,805	$(3,789)	100%	—%	—%	—%	—%
U.S. Treasury	8,763	(617)	100	—	—	—	—
U.S. government agencies	4,144	(414)	100	—	—	—	—
Agency commercial MBS	3,581	(304)	100	—	—	—	—
Non-U.S. government (b)(c)	2,093	(66)	100	—	—	—	—
CLOs	983	—	100	—	—	—	—
Non-agency RMBS	24	—	24	55	2	17	2
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,404	$(5,191)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to Germany, France, UK and the Netherlands.

BNY Mellon 59

Notes to Consolidated Financial Statements (continued)

Held-to-maturity securities portfolio at Dec. 31, 2023			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$29,740	$(3,492)	100%	—%	—%	—%	—%
U.S. Treasury	9,123	(612)	100	—	—	—	—
U.S. government agencies	4,146	(401)	100	—	—	—	—
Agency commercial MBS	3,411	(295)	100	—	—	—	—
Non-U.S. government (b)(c)	2,137	(64)	100	—	—	—	—
CLOs	983	(1)	100	—	—	—	—
Non-agency RMBS	26	—	25	54	2	17	2
Other debt securities	12	(2)	—	—	—	—	100
Total held-to-maturity securities	$49,578	$(4,867)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to Germany, France, UK and the Netherlands.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at March 31, 2024
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$3,061	1.74%	$12,520	1.75%	$2,650	3.06%	$1,957	2.92%	$20,188	2.04%
Non-U.S. government (b)	4,826	2.37	16,482	3.00	2,868	2.36	141	3.08	24,317	2.80
Foreign covered bonds	1,279	3.55	5,557	3.39	425	2.20	—	—	7,261	3.34
U.S. government agencies	50	1.51	1,692	3.82	886	2.81	108	2.75	2,736	3.38
Other debt securities	—	—	—	—	—	—	1	4.85	1	4.85
Mortgage-backed securities:
Agency RMBS									16,617	5.13
Non-agency RMBS									1,703	4.46
Agency commercial MBS									7,584	3.04
Non-agency commercial MBS									2,934	3.47
CLOs									6,265	6.80
Other ABS									899	2.42
Total securities available-for-sale	$9,216	2.32%	$36,251	2.65%	$6,829	2.68%	$2,207	2.92%	$90,505	3.44%
Held-to-maturity:
U.S. Treasury	$2,816	1.55%	$5,137	1.21%	$810	1.07%	$—	—%	$8,763	1.30%
U.S. government agencies	555	1.34	2,827	1.46	549	1.69	213	1.99	4,144	1.50
Non-U.S. government (b)	896	0.97	1,121	1.29	76	0.59	—	—	2,093	1.13
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									28,805	2.33
Non-agency RMBS									24	4.42
Agency commercial MBS									3,581	2.57
CLOs									983	6.72
Total securities held-to-maturity	$4,267	1.40%	$9,085	1.30%	$1,446	1.31%	$213	1.99%	$48,404	2.13%
Total securities	$13,483	2.03%	$45,336	2.39%	$8,275	2.46%	$2,420	2.85%	$138,909	3.00%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.
60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Pledged assets

At March 31, 2024, BNY Mellon had pledged assets of $145 billion, including $96 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $9 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2024 included $127 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY Mellon regularly moves assets in and out of its pledged assets account at the Federal Reserve as there have been no borrowings.

At Dec. 31, 2023, BNY Mellon had pledged assets of $134 billion, including $93 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $9 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2023 included $116 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At March 31, 2024 and Dec. 31, 2023, pledged assets included $26 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At March 31, 2024 and Dec. 31, 2023, the market value of the securities received that can be sold or repledged was $217 billion and $212 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2024 and Dec. 31, 2023, the market value of securities collateral sold or repledged was $197 billion and $180 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2024 and Dec. 31, 2023, cash segregated under federal and other regulations or requirements was $2 billion and $3 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $5 billion at March 31, 2024 and $3 billion at Dec. 31, 2023. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	March 31, 2024	Dec. 31, 2023
(in millions)
Commercial	$2,463	$2,112
Commercial real estate	6,997	6,760
Financial institutions	12,059	10,521
Lease financings	599	599
Wealth management loans	9,028	9,109
Wealth management mortgages	9,088	9,131
Other residential mortgages	1,147	1,166
Capital call financing	3,987	3,700
Other	2,723	2,717
Overdrafts	7,947	3,053
Margin loans	17,577	18,011
Total loans (a)	$73,615	$66,879
(a)    Net of unearned income of $258 million at March 31, 2024 and $268 million at Dec. 31, 2023 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended March 31, 2024					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$27	$325	$19	$1	$1	$9	$4	$4	$390
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	—	—	—	—	(1)	—	—	(1)
Provision (a)	(3)	22	(2)	(1)	—	(1)	(1)	—	14
Ending balance	$24	$347	$17	$—	$1	$7	$3	$4	$403
Allowance for:
Loan losses	$14	$287	$8	$—	$1	$6	$3	$3	$322
Lending-related commitments	10	60	9	—	—	1	—	1	81
Individually evaluated for impairment:
Loan balance (b)	$—	$331	$—	$—	$—	$16	$1	$—	$348
Allowance for loan losses	—	107	—	—	—	—	—	—	107
(a)    Does not include the provision for credit losses related to other financial instruments of $13 million for the quarter ended March 31, 2024.
(b)    Includes collateral-dependent loans of $348 million with $303 million of collateral value.

Allowance for credit losses activity for the quarter ended Dec. 31, 2023					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Other	Total
Beginning balance	$32	$222	$22	$1	$1	$9	$6	$3	$—	$296
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	5	5
Net recoveries	—	—	—	—	—	—	—	—	5	5
Provision (a)	(5)	103	(3)	—	—	—	(2)	1	(5)	89
Ending balance	$27	$325	$19	$1	$1	$9	$4	$4	$—	$390
Allowance for:
Loan losses	$12	$266	$9	$1	$1	$8	$4	$2	$—	$303
Lending-related commitments	15	59	10	—	—	1	—	2	—	87
Individually evaluated for impairment:
Loan balance (b)	$—	$290	$—	$—	$—	$12	$1	$—	$—	$303
Allowance for loan losses	—	76	—	—	—	—	—	—	—	76
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $5 million for the quarter ended Dec. 31, 2023.
(b)    Includes collateral-dependent loans of $303 million with $348 million of collateral at fair value.

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
(b)    Includes collateral-dependent loans of $68 million with $103 million of collateral at fair value.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2024			Dec. 31, 2023
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$230	$—	$230	$189	$—	$189
Other residential mortgages	22	1	23	23	1	24
Wealth management mortgages	7	16	23	7	12	19
Total nonperforming loans	259	17	276	219	13	232
Other assets owned	—	2	2	—	5	5
Total nonperforming assets	$259	$19	$278	$219	$18	$237

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2024					Dec. 31, 2023
	Days past due				Total past due	Days past due				Total past due
(in millions)	30-59		60-89	≥90		30-59		60-89	≥90
Financial institutions	$455	(a)	$—	$—	$455	$339	(b)	$—	$—	$339
Wealth management loans	50		—	—	50	52		—	—	52
Wealth management mortgages	48		—	—	48	26		3	—	29
Commercial real estate	3		—	—	3	9		3	—	12
Other residential mortgages	12		5	—	17	7		1	—	8
Total past due loans	$568		$5	$—	$573	$433		$7	$—	$440
(a)    Past due financial institution loans have been collected since March 31, 2024.
(b)    Past due financial institution loans have been collected since Dec. 31, 2023.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the first quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $15 million, by extending the maturity date. We also modified one residential mortgage loan, with an aggregate recorded investment of less than $1 million, by providing payment modifications and extending the maturity date.

In the fourth quarter of 2023, we modified three residential mortgage loans, with an aggregate recorded investment of less than $2 million, by payment modifications and extending the maturity dates.

In the first quarter of 2023, we modified one commercial real estate loan, with a recorded investment of $12 million, by extending the maturity date.

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

Credit profile of the loan portfolio							March 31, 2024
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	1Q24	2023	2022	2021	2020	Prior to 2020			Total (a)
Commercial:
Investment grade	$16	$140	$56	$64	$—	$116	$1,980	$—	$2,372
Non-investment grade	2	—	—	24	—	—	65	—	91
Total commercial	18	140	56	88	—	116	2,045	—	2,463	$3
Commercial real estate:
Investment grade	185	555	739	640	558	1,759	226	22	4,684
Non-investment grade	1	237	846	339	307	493	90	—	2,313
Total commercial real estate	186	792	1,585	979	865	2,252	316	22	6,997	33
Financial institutions:
Investment grade	184	424	24	110	72	8	10,142	—	10,964
Non-investment grade	45	20	10	—	—	—	1,020	—	1,095
Total financial institutions	229	444	34	110	72	8	11,162	—	12,059	124
Wealth management loans:
Investment grade	4	30	31	109	26	163	8,487	100	8,950
Non-investment grade	—	—	—	—	—	—	78	—	78
Total wealth management loans	4	30	31	109	26	163	8,565	100	9,028	59
Wealth management mortgages (b)	107	841	1,658	1,901	855	3,705	21	—	9,088	24
Lease financings	—	—	—	12	38	549	—	—	599	—
Other residential mortgages	—	179	555	199	5	209	—	—	1,147	4
Capital call financing	—	10	—	—	—	—	3,977	—	3,987	17
Other loans	—	—	—	—	—	—	2,723	—	2,723	7
Margin loans	7,830	—	—	—	—	—	9,747	—	17,577	39
Total loans	$8,374	$2,436	$3,919	$3,398	$1,861	$7,002	$38,556	$122	$65,668	$310
(a)    Excludes overdrafts of $7,947 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to wealth management mortgage loans were less than $1 million in the first three months of 2024.

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2023
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	2023	2022	2021	2020	2019	Prior to 2019			Total (a)
Commercial:
Investment grade	$193	$114	$70	$—	$—	$45	$1,483	$—	$1,905
Non-investment grade	52	18	—	—	—	—	137	—	207
Total commercial	245	132	70	—	—	45	1,620	—	2,112	$3
Commercial real estate:
Investment grade	1,518	864	585	152	271	875	136	22	4,423
Non-investment grade	1,172	685	154	43	47	152	84	—	2,337
Total commercial real estate	2,690	1,549	739	195	318	1,027	220	22	6,760	30
Financial institutions:
Investment grade	616	74	57	—	—	10	6,948	—	7,705
Non-investment grade	134	10	—	—	—	—	2,672	—	2,816
Total financial institutions	750	84	57	—	—	10	9,620	—	10,521	120
Wealth management loans:
Investment grade	39	30	110	26	7	167	8,542	101	9,022
Non-investment grade	—	2	—	—	—	—	85	—	87
Total wealth management loans	39	32	110	26	7	167	8,627	101	9,109	57
Wealth management mortgages	850	1,689	1,909	863	736	3,066	18	—	9,131	22
Lease financings	230	—	—	40	7	322	—	—	599	—
Other residential mortgages (b)	184	561	200	5	—	216	—	—	1,166	5
Capital call financing	10	—	—	—	—	—	3,690	—	3,700	15
Other loans	—	—	—	—	—	—	2,717	—	2,717	7
Margin loans	7,283	—	—	—	—	—	10,728	—	18,011	41
Total loans	$12,281	$4,047	$3,085	$1,129	$1,068	$4,853	$37,240	$123	$63,826	$300
(a)    Excludes overdrafts of $3,053 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to other residential mortgage loans were $3 million in 2023.

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

Financial institutions

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2024. In addition, 66% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

Wealth management loans

Wealth management loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management loan portfolio, therefore, would equate to investment grade external
BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At March 31, 2024, less than 1% of the mortgages were past due.

At March 31, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Lease financings

At March 31, 2024, nearly all of the leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets. The largest components of our lease residual value exposure relate to real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at March 31, 2024 and $1.2 billion at Dec. 31, 2023. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $17.6 billion of secured margin loans at March 31, 2024, compared with $18.0 billion at Dec. 31, 2023. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $7.9 billion at March 31, 2024 and $3.1 billion at Dec. 31, 2023. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at March 31, 2024 and Dec. 31, 2023 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at March 31, 2024 and Dec. 31, 2023.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	(18)	(1)	(14)	(33)
Balance at March 31, 2024
Goodwill	$6,935	$1,476	$8,497	$16,908
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,935	$1,476	$7,817	$16,228
(a)    In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. See Note 19 for additional information.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2022
Goodwill	$6,973	$1,424	$8,433	$16,830
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,973	$1,424	$7,753	$16,150
Foreign currency translation	12	2	28	42
Balance at March 31, 2023
Goodwill	$6,985	$1,426	$8,461	$16,872
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,985	$1,426	$7,781	$16,192

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.
In the first quarter of 2024, due to the results of the fourth quarter 2023 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. No additional goodwill impairment was recognized.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(7)	(1)	(4)	—	(12)
Foreign currency translation	(1)	—	(2)	—	(3)
Balance at March 31, 2024	$156	$377	$1,457	$849	$2,839

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(8)	(1)	(5)	—	(14)
Foreign currency translation	—	—	3	—	3
Balance at March 31, 2023	$185	$383	$1,473	$849	$2,890

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2024				Dec. 31, 2023
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$729	$(573)	$156	10 years	$731	$(567)	$164
Customer contracts – Market and Wealth Services	280	(274)	6	2 years	280	(273)	7
Customer relationships – Investment and Wealth Management	553	(484)	69	8 years	553	(479)	74
Other	41	(12)	29	13 years	41	(12)	29
Total subject to amortization	$1,603	$(1,343)	$260	9 years	$1,605	$(1,331)	$274
Not subject to amortization: (b)
Tradenames	$1,292	N/A	$1,292	N/A	$1,292	N/A	$1,292
Customer relationships	1,287	N/A	1,287	N/A	1,288	N/A	1,288
Total not subject to amortization	$2,579	N/A	$2,579	N/A	$2,580	N/A	$2,580
Total intangible assets	$4,182	$(1,343)	$2,839	N/A	$4,185	$(1,331)	$2,854
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2024	$49
2025	43
2026	34
2027	28
2028	24

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2024	Dec. 31, 2023
(in millions)
Corporate/bank-owned life insurance	$5,498	$5,480
Accounts receivable (a)	4,347	6,567
Software	2,455	2,430
Fails to deliver	2,281	1,514
Tax credit investments (b)	2,130	2,186
Prepaid pension assets	1,984	1,818
Equity method investments	888	873
Other equity investments (c)	763	741
Prepaid expense	754	737
Assets of consolidated investment management funds	568	526
Federal Reserve Bank stock	482	480
Fair value of hedging derivatives	384	236
Seed capital (d)	207	232
Cash collateral receivable on derivative transactions	187	621
Income taxes receivable	165	270
Other (e)	1,010	1,198
Total other assets	$24,103	$25,909
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Prior period renewable energy investments were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
(c)    Includes strategic equity, private equity and other investments.
(d)    Includes investments in BNY Mellon funds that hedge deferred incentive awards.
(e)    At March 31, 2024 and Dec. 31, 2023, other assets include $7 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $494 million at March 31, 2024 and $479 million at Dec. 31, 2023, and are included in other equity investments in the table above.
The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities				Life-to-date
(in millions)	1Q24	4Q23	1Q23
Upward adjustments	$—	$47	$—	$335
Downward adjustments	—	(1)	(18)	(53)
Net adjustments	$—	$46	$(18)	$282

Tax credit investments

Tax credit investments include affordable housing projects and renewable energy investments. We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. On Jan. 1, 2024, we adopted ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method for our renewable energy projects that met the eligibility criteria. See Note 2 for additional information.

Our tax credit investments totaled $2.1 billion at March 31, 2024 and $2.2 billion at Dec. 31, 2023. Commitments to fund future investments totaled $777 million at March 31, 2024 and $780 million at Dec. 31, 2023 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2024 – $283 million; 2025 – $227 million; 2026 – $92 million; 2027 – $44 million; 2028 – $16 million; and 2029 and thereafter – $115 million.

Tax credits and other tax benefits recognized were $114 million in the first quarter of 2024, $97 million in the fourth quarter of 2023 and $90 million in the first quarter of 2023.

Amortization expense included in the provision for income taxes was $92 million in the first quarter of 2024, $74 million in the fourth quarter of 2023 and $73 million in the first quarter of 2023.

Investments valued using net asset value (“NAV”) per share

In our Investment and Wealth Management business segment, we make seed capital investments in certain funds we manage. We also hold private equity investments, primarily small business investment
BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

companies (“SBICs”), which are compliant with the Volcker Rule, and certain other corporate investments. Seed capital, private equity and other corporate investments are included in other assets on the consolidated balance sheet. The fair value of certain of these investments was estimated using the NAV per share for our ownership interest in the funds.

The table below presents information on our investments valued using NAV.

Investments valued using NAV	March 31, 2024		Dec. 31, 2023
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$7	$—	$3	$—
Private equity investments (c)	152	41	143	42
Other	7	—	7	—
Total	$166	$41	$153	$42
(a)    Seed capital investments at March 31, 2024 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

Note 8–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in the fee schedules. See Note 10 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for information on the nature of our services and revenue recognition. See Note 24 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for additional information on our principal business segments — Securities Services,
Market and Wealth Services and Investment and Wealth Management — and the primary services provided.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	March 31, 2024					March 31, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,260	$992	$26	$(16)	$2,262	$1,169	$932	$24	$(15)	$2,110
Investment management and performance fees	—	2	774	(4)	772	—	2	784	(3)	783
Financing-related fees	15	8	—	—	23	13	5	—	—	18
Distribution and servicing fees	1	(29)	70	—	42	—	(23)	55	1	33
Investment and other revenue	57	60	(90)	1	28	60	50	(80)	1	31
Total fee and other revenue – contract revenue	1,333	1,033	780	(19)	3,127	1,242	966	783	(16)	2,975
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)(d)	223	61	25	49	358	201	52	2	57	312
Total fee and other revenue	$1,556	$1,094	$805	$30	$3,485	$1,443	$1,018	$785	$41	$3,287
(a)    Prior period results were revised in the first quarter of 2024 to reflect certain realignments of similar products and services within our lines of business. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the first quarter of 2024 and $— million in the first quarter of 2023.
(d)    Prior period amount for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

Disaggregation of contract revenue by business segment	Quarter ended
	Dec. 31, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,251	$970	$25	$(15)	$2,231
Investment management and performance fees	—	2	744	(3)	743
Financing-related fees	7	3	1	(1)	10
Distribution and servicing fees	3	(27)	66	—	42
Investment and other revenue	58	55	(83)	—	30
Total fee and other revenue – contract revenue	1,319	1,003	753	(19)	3,056
Fee and other revenue – not in scope of ASC 606 (b)(c)(d)	225	57	(119)	40	203
Total fee and other revenue	$1,544	$1,060	$634	$21	$3,259
(a)    Prior period results were revised in the first quarter of 2024 to reflect certain realignments of similar products and services within our lines of business. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(2) million in the fourth quarter of 2023.
(d)    Prior period amount for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.6 billion at March 31, 2024 and Dec. 31, 2023.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $48 million at March 31, 2024 and $27 million at Dec. 31, 2023. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $204 million at March 31, 2024 and $172 million at Dec. 31, 2023. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2024 relating to contract liabilities as of Dec. 31, 2023 was $55 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $52 million at March 31, 2024 and $46 million at Dec. 31, 2023. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $3 million in the first quarter of 2024, $4 million in the first quarter of 2023 and $4 million in the fourth quarter of 2023.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $91 million at March 31, 2024 and $90 million at Dec. 31, 2023. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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
72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended
(in millions)	March 31, 2024	Dec. 31, 2023	March 31, 2023
Interest income
Deposits with the Federal Reserve and other central banks	$1,219	$1,294	$853
Deposits with banks	121	130	140
Federal funds sold and securities purchased under resale agreements	2,433	2,308	991
Loans	1,061	1,064	866
Securities:
Taxable	1,193	1,080	1,022
Exempt from federal income taxes	—	—	—
Total securities	1,193	1,080	1,022
Trading securities	69	87	70
Total interest income	6,096	5,963	3,942
Interest expense
Deposits	2,187	2,108	1,366
Federal funds purchased and securities sold under repurchase agreements	2,243	2,122	892
Trading liabilities	21	35	30
Other borrowed funds	4	6	3
Customer payables	146	148	128
Long-term debt	455	443	395
Total interest expense	5,056	4,862	2,814
Net interest income	1,040	1,101	1,128
Provision for credit losses	27	84	27
Net interest income after provision for credit losses	$1,013	$1,017	$1,101
Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2024			March 31, 2023
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—
Interest cost	45	10	1	48	8	1
Expected return on assets	(95)	(20)	(2)	(95)	(22)	(2)
Other	6	(1)	(2)	2	(3)	(3)
Net periodic benefit (credit)	$(44)	$(8)	$(3)	$(45)	$(14)	$(4)

Note 11–Income taxes

BNY Mellon recorded an income tax provision of $297 million (22.4% effective tax rate) in the first quarter of 2024, $306 million (23.8% effective tax rate) in the first quarter of 2023 and $73 million (26.2% effective tax rate) in the fourth quarter of 2023.

In accordance with ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, we elected to account for investments in renewable energy projects that met the eligibility requirement using the proportional amortization method on a retrospective basis. Previously, we used the hypothetical liquidation at book value (“HLBV”)
BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

methodology to determine the pre-tax loss that is recognized in each period. This change resulted in an increase in investment and other revenue and an increase in the provision for income taxes on the consolidated income statement. For additional information, see Note 2 and Note 7.

Our total tax reserves as of March 31, 2024 were $105 million, compared with $109 million at Dec. 31, 2023. If these tax reserves were unnecessary, $105 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2024 is accrued interest, where applicable, of $33 million. The additional tax benefit related to interest for the three months ended March 31, 2024 was $5 million, compared with $1 million for the three months ended March 31, 2023.

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
The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of March 31, 2024 and Dec. 31, 2023. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	March 31, 2024	Dec. 31, 2023
(in millions)
Trading assets	$547	$510
Other assets	21	16
Total assets (a)	$568	$526
Other liabilities	$5	$1
Total liabilities (b)	$5	$1
Nonredeemable noncontrolling interests (c)	$111	$50
(a)    Includes voting model entities (“VMEs”) with assets of $51 million at March 31, 2024 and $91 million at Dec. 31, 2023.
(b)    Includes VMEs with liabilities of $1 million at March 31, 2024 and $1 million at Dec. 31, 2023.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $3 million at March 31, 2024 and $12 million at Dec. 31, 2023.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2024 and Dec. 31, 2023, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	March 31, 2024	Dec. 31, 2023
(in millions)			(a)
Other assets	$2,212	$2,261
Other liabilities	777	780
Maximum loss exposure	2,990	3,041
(a)    Prior period balances were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at March 31, 2024 and Dec. 31, 2023.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2024	Dec. 31, 2023	March 31, 2024	Dec. 31, 2023
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		43,826	43,826	$4,343	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		1Q24		4Q23			1Q23
			Per share	Total dividend	Per share	Total dividend		Per share	Total dividend
Series A	100	(a)	$1,566.46	$8	$1,573.41	$7		$1,327.72	$7
Series D	100		N/A	N/A	2,052.42	21	(b)	—	—
Series F	100		2,312.50	23	—	—		2,312.50	23
Series G	100		2,350.00	24	—	—		2,350.00	24
Series H	100		925.00	5	925.00	5		925.00	5
Series I	100		937.50	12	937.50	13		937.50	12
Total				$72		$46			$71
(a)    Represents Normal Preferred Capital Securities.
(b)    Includes deferred fees of approximately $10 million related to the redemption of Series D preferred stock.
N/A - Not applicable.

In December 2023, all of the outstanding shares of the Series D preferred stock were redeemed.

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

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.
BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2024			Dec. 31, 2023			March 31, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(44)	$(47)	$(91)	$172	$85	$257	$77	$26	$103
Total foreign currency translation	(44)	(47)	(91)	172	85	257	77	26	103
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	137	(34)	103	921	(223)	698	419	(102)	317
Reclassification adjustment (b)	1	—	1	48	(11)	37	1	—	1
Net unrealized gain on assets available-for-sale	138	(34)	104	969	(234)	735	420	(102)	318
Defined benefit plans:
Net (loss) arising during the period	—	—	—	(107)	32	(75)	—	—	—
Foreign exchange adjustment	—	—	—	(1)	—	(1)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	3	—	3	(5)	3	(2)	(4)	1	(3)
Total defined benefit plans	3	—	3	(113)	35	(78)	(4)	1	(3)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain arising during period	4	(1)	3	1	(1)	—	4	(1)	3
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	(2)	—	(2)	(1)	—	(1)	3	(1)	2
FX contracts – investment and other revenue	—	—	—	(1)	—	(1)	—	—	—
Total reclassifications to net income	(2)	—	(2)	(2)	—	(2)	3	(1)	2
Net unrealized gain (loss) on cash flow hedges	2	(1)	1	(1)	(1)	(2)	7	(2)	5
Total other comprehensive income	$99	$(82)	$17	$1,027	$(115)	$912	$500	$(77)	$423
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

Note 15–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2024 and Dec. 31, 2023, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2024					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$3,880	$20,437	$—	$—	$24,317
U.S. Treasury	20,188	—	—	—	20,188
Agency RMBS	—	16,617	—	—	16,617
Agency commercial MBS	—	7,584	—	—	7,584
Foreign covered bonds	—	7,261	—	—	7,261
CLOs	—	6,265	—	—	6,265
Non-agency commercial MBS	—	2,934	—	—	2,934
U.S. government agencies	—	2,736	—	—	2,736
Non-agency RMBS	—	1,703	—	—	1,703
Other ABS	—	899	—	—	899
Other debt securities	—	1	—	—	1
Total available-for-sale securities	24,068	66,437	—	—	90,505
Trading assets:
Debt instruments	1,793	1,919	—	—	3,712
Equity instruments	5,060	—	—	—	5,060
Derivative assets not designated as hedging:
Interest rate	8	947	—	(853)	102
Foreign exchange	—	4,668	—	(3,464)	1,204
Equity and other contracts	—	7	—	(7)	—
Total derivative assets not designated as hedging	8	5,622	—	(4,324)	1,306
Total trading assets	6,861	7,541	—	(4,324)	10,078
Other assets:
Derivative assets designated as hedging:
Interest rate	—	278	—	—	278
Foreign exchange	—	106	—	—	106
Total derivative assets designated as hedging	—	384	—	—	384
Other assets (c)	431	456	—	—	887
Total other assets	431	840	—	—	1,271
Assets measured at NAV (c)					166
Total assets	$31,360	$74,818	$—	$(4,324)	$102,020
Percentage of total assets prior to netting	30%	70%	—%

Liabilities:
Trading liabilities:
Debt instruments	$1,362	$30	$—	$—	$1,392
Equity instruments	20	—	—	—	20
Derivative liabilities not designated as hedging:
Interest rate	2	1,306	—	(536)	772
Foreign exchange	—	4,380	—	(3,517)	863
Equity and other contracts	3	98	—	(48)	53
Total derivative liabilities not designated as hedging	5	5,784	—	(4,101)	1,688
Total trading liabilities	1,387	5,814	—	(4,101)	3,100
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	48	—	—	48
Total derivative liabilities designated as hedging	—	48	—	—	48
Other liabilities	—	22	—	—	22
Total other liabilities	—	70	—	—	70
Total liabilities	$1,387	$5,884	$—	$(4,101)	$3,170
Percentage of total liabilities prior to netting	19%	81%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2023					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$2,439	$15,943	$—	$—	$18,382
U.S. Treasury	16,604	—	—	—	16,604
Agency RMBS	—	13,111	—	—	13,111
Agency commercial MBS	—	7,729	—	—	7,729
Foreign covered bonds	—	6,334	—	—	6,334
CLOs	—	6,137	—	—	6,137
Non-agency commercial MBS	—	2,935	—	—	2,935
U.S. government agencies	—	2,901	—	—	2,901
Non-agency RMBS	—	1,740	—	—	1,740
Other ABS	—	943	—	—	943
Other debt securities	—	1	—	—	1
Total available-for-sale securities	19,043	57,774	—	—	76,817
Trading assets:
Debt instruments	1,246	2,255	—	—	3,501
Equity instruments	4,518	—	—	—	4,518
Derivative assets not designated as hedging:
Interest rate	7	1,053	—	(751)	309
Foreign exchange	—	9,227	—	(7,498)	1,729
Equity and other contracts	—	8	—	(7)	1
Total derivative assets not designated as hedging	7	10,288	—	(8,256)	2,039
Total trading assets	5,771	12,543	—	(8,256)	10,058
Other assets:
Derivative assets designated as hedging:
Interest rate	—	214	—	—	214
Foreign exchange	—	22	—	—	22
Total derivative assets designated as hedging	—	236	—	—	236
Other assets (c)	486	386	—	—	872
Total other assets	486	622	—	—	1,108
Assets measured at NAV (c)					153
Total assets	$25,300	$70,939	$—	$(8,256)	$88,136
Percentage of total assets prior to netting	26%	74%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,508	$12	$—	$—	$2,520
Equity instruments	23	—	—	—	23
Derivative liabilities not designated as hedging:
Interest rate	8	1,339	—	(635)	712
Foreign exchange	—	9,282	—	(6,341)	2,941
Equity and other contracts	9	135	—	(114)	30
Total derivative liabilities not designated as hedging	17	10,756	—	(7,090)	3,683
Total trading liabilities	2,548	10,768	—	(7,090)	6,226
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	173	—	—	173
Total derivative liabilities designated as hedging	—	173	—	—	173
Other liabilities	—	22	—	—	22
Total other liabilities	—	195	—	—	195
Total liabilities	$2,548	$10,963	$—	$(7,090)	$6,421
Percentage of total liabilities prior to netting	19%	81%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2024						Dec. 31, 2023
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2024	$1,459	100%	—%	—%	—%	—%	$1,487	100%	—%	—%	—%	—%
2007 and earlier	244	5	12	1	40	42	253	5	13	1	40	41
Total non-agency RMBS	$1,703	86%	2%	—%	6%	6%	$1,740	86%	2%	—%	6%	6%
Non-agency commercial MBS originated in:
2009-2023	$2,934	100%	—%	—%	—%	—%	$2,935	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,454	100%	—%	—%	—%	—%	$2,473	100%	—%	—%	—%	—%
UK	1,115	100	—	—	—	—	1,035	100	—	—	—	—
Australia	659	100	—	—	—	—	689	100	—	—	—	—
Germany	647	100	—	—	—	—	664	100	—	—	—	—
Other	2,386	100	—	—	—	—	1,473	100	—	—	—	—
Total foreign covered bonds	$7,261	100%	—%	—%	—%	—%	$6,334	100%	—%	—%	—%	—%
Non-U.S. government:
Germany	$2,712	100%	—%	—%	—%	—%	$2,658	100%	—%	—%	—%	—%
UK	2,211	100	—	—	—	—	1,316	100	—	—	—	—
France	1,832	100	—	—	—	—	1,562	100	—	—	—	—
Canada	1,601	90	10	—	—	—	1,336	95	5	—	—	—
Belgium	868	100	—	—	—	—	511	100	—	—	—	—
Spain	612	—	8	92	—	—	293	—	17	83	—	—
Finland	515	100	—	—	—	—	282	100	—	—	—	—
Singapore	500	100	—	—	—	—	302	100	—	—	—	—
Japan	449	—	100	—	—	—	410	—	100	—	—	—
Netherlands	442	100	—	—	—	—	334	100	—	—	—	—
Norway	374	100	—	—	—	—	374	100	—	—	—	—
Other (c)	1,645	61	17	13	9	—	1,348	70	3	17	10	—
Supranational	10,556	100	—	—	—	—	7,656	100	—	—	—	—
Total non-U.S. government:	$24,317	92%	4%	3%	1%	—%	$18,382	94%	3%	2%	1%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At March 31, 2024 and Dec. 31, 2023, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. securities related to Brazil of $146 million at March 31, 2024 and $140 million at Dec. 31, 2023.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of March 31, 2024 and Dec. 31, 2023 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2024 and/or 2023 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	March 31, 2024				Dec. 31, 2023
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$27	$—	$27	$—	$28	$—	$28
Other assets (b)	—	495	—	495	—	481	—	481
Total assets at fair value on a nonrecurring basis	$—	$522	$—	$522	$—	$509	$—	$509
(a)    The fair value of these loans was unchanged in the first quarter of 2024 and the fourth quarter of 2023, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2024 and Dec. 31, 2023, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$119,197	$—	$119,197	$119,197
Interest-bearing deposits with banks	—	10,647	—	10,647	10,636
Federal funds sold and securities purchased under resale agreements	—	29,661	—	29,661	29,661
Securities held-to-maturity	9,162	34,051	—	43,213	48,404
Loans (a)	—	71,851	—	71,851	72,694
Other financial assets	5,305	2,359	—	7,664	7,664
Total	$14,467	$267,766	$—	$282,233	$288,256
Liabilities:
Noninterest-bearing deposits	$—	$63,405	$—	$63,405	$63,405
Interest-bearing deposits	—	241,685	—	241,685	245,615
Federal funds purchased and securities sold under repurchase agreements	—	15,112	—	15,112	15,112
Payables to customers and broker-dealers	—	19,392	—	19,392	19,392
Borrowings	—	1,202	—	1,202	1,202
Long-term debt	—	31,549	—	31,549	32,396
Total	$—	$372,345	$—	$372,345	$377,122
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$111,550	$—	$111,550	$111,550
Interest-bearing deposits with banks	—	12,134	—	12,134	12,139
Federal funds sold and securities purchased under resale agreements	—	28,900	—	28,900	28,900
Securities held-to-maturity	9,545	35,166	—	44,711	49,578
Loans (a)	—	65,026	—	65,026	65,977
Other financial assets	4,922	2,149	—	7,071	7,071
Total	$14,467	$254,925	$—	$269,392	$275,215
Liabilities:
Noninterest-bearing deposits	$—	$58,274	$—	$58,274	$58,274
Interest-bearing deposits	—	221,463	—	221,463	225,395
Federal funds purchased and securities sold under repurchase agreements	—	14,507	—	14,507	14,507
Payables to customers and broker-dealers	—	18,395	—	18,395	18,395
Borrowings	—	1,274	—	1,274	1,274
Long-term debt	—	30,596	—	30,596	31,257
Total	$—	$344,509	$—	$344,509	$349,102
(a)    Does not include the leasing portfolio.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2024	Dec. 31, 2023
(in millions)
Assets of consolidated investment management funds:
Trading assets	$547	$510
Other assets	21	16
Total assets of consolidated investment management funds	$568	$526
Liabilities of consolidated investment management funds:
Other liabilities	$5	$1
Total liabilities of consolidated investment management funds	$5	$1

The assets and liabilities of the consolidated investment management funds are included in other assets and other liabilities, respectively, on the consolidated balance sheet. We value the assets and liabilities of consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY Mellon holds in the economic performance of the consolidated investment management funds. Changes in the fair value of the assets and liabilities are recorded as income (loss) from consolidated investment management funds, which is included in investment and other revenue on the consolidated income statement.

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $4 million at March 31, 2024 and $4 million at Dec. 31, 2023. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.
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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2024.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities, loans and long-term debt to floating interest rates. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest rate and foreign exchange rate changes.

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, non-U.S. government and foreign covered bonds. At March 31, 2024, $33.6 billion par value of available-for-sale securities was hedged with interest rate swaps designated as fair value hedges that had notional values of $33.6 billion.

At March 31, 2024, $250 million of interest rate swaps was designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $3.3 billion, essentially converting $250 million of such fixed rate loans to a floating rate.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2024, $23.4 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $23.4 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of March 31, 2024, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $689 million (notional), with a net pre-tax gain of $5 million recorded in accumulated other comprehensive income (“OCI”). Over the next 12 months, a gain of $5 million will be reclassified into earnings.
From time to time, we have utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. At March 31, 2024, there were no remaining foreign exchange contracts.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2024, forward foreign exchange contracts with notional amounts totaling $10.6 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At March 31, 2024, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	1Q24	4Q23	1Q23
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$449	$(1,023)	$(435)
Hedged item	Interest income	(449)	1,022	434
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(221)	645	279
Hedged item	Interest expense	221	(645)	(279)
Interest rate fair value hedges of loans
Derivative	Interest expense	(1)	—	—
Hedged item	Interest expense	1	—	—
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	2	1	(3)
Gain reclassified from OCI into income	Investment and other revenue	—	1	—
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$2	$1	$(4)

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q24	4Q23	1Q23		1Q24	4Q23	1Q23
FX contracts	$198	$(355)	$(111)	Net interest income	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2024	Dec. 31, 2023	March 31, 2024	Dec. 31, 2023
Available-for-sale securities (b)(c)	$33,228	$29,941	$(2,161)	$(1,767)
Loans (d)	$251	$—	$1	$—
Long-term debt	$22,288	$21,854	$(1,062)	$(846)
(a)    Includes $405 million and $434 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at March 31, 2024 and Dec. 31, 2023, respectively, and $21 million and $26 million of basis adjustment decreases on discontinued hedges associated with long-term debt at March 31, 2024 and Dec. 31, 2023, respectively.
(b)    Carrying amount represents the amortized cost.
(c)    At March 31, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $5.3 billion, of which $2.5 billion was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of March 31, 2024 was a decrease of $12 million.
(d)    At March 31, 2024, loans included in closed portfolios subject to portfolio layer method hedging was $3.3 billion, of which $250 million was designated as hedged. The cumulative basis adjustment for active hedging relationships associated with such hedged as of March 31, 2024 was an increase of $1 million.

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2024	Dec. 31, 2023	March 31, 2024	Dec. 31, 2023	March 31, 2024	Dec. 31, 2023
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$57,161	$52,808	$278	$214	$—	$—
Foreign exchange contracts	11,243	11,099	106	22	48	173
Total derivatives designated as hedging instruments			$384	$236	$48	$173
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$157,599	$155,535	$955	$1,060	$1,308	$1,347
Foreign exchange contracts	1,016,850	944,241	4,668	9,227	4,380	9,282
Equity contracts	4,351	3,886	7	8	96	138
Credit contracts	255	220	—	—	5	6
Total derivatives not designated as hedging instruments			$5,630	$10,295	$5,789	$10,773
Total derivatives fair value (d)			$6,014	$10,531	$5,837	$10,946
Effect of master netting agreements (e)			(4,324)	(8,256)	(4,101)	(7,090)
Fair value after effect of master netting agreements			$1,690	$2,275	$1,736	$3,856
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $998 million and $775 million, respectively, at March 31, 2024, and $2,353 million and $1,187 million, respectively, at Dec. 31, 2023.
BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	1Q24	4Q23	1Q23
Foreign exchange revenue	$152	$143	$176
Other trading revenue	69	47	45

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement and was a gain of $11 million in the first quarter of 2024, $7 million in the first quarter of 2023 and $18 million in the fourth quarter of 2023.

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
84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the aggregate fair value of OTC derivative contracts in net liability positions that contained credit risk-contingent features and the value of collateral that has been posted.

	March 31, 2024	Dec. 31, 2023
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,002	$1,003
Collateral posted	$1,009	$1,001
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

Potential close-out exposures (fair value) (a)
	March 31, 2024	Dec. 31, 2023
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$82	$115
Baa2/BBB	$418	$792
Ba1/BB+	$968	$1,920
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2024 and Dec. 31, 2023, existing collateral arrangements would have required us to post additional collateral of $283 million and $235 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2024
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,016	$853		$163	$31	$—	$132
Foreign exchange contracts	4,546	3,464		1,082	62	—	1,020
Equity and other contracts	7	7		—	—	—	—
Total derivatives subject to netting arrangements	5,569	4,324		1,245	93	—	1,152
Total derivatives not subject to netting arrangements	445	—		445	—	—	445
Total derivatives	6,014	4,324		1,690	93	—	1,597
Reverse repurchase agreements	179,182	162,579	(b)	16,603	16,581	—	22
Securities borrowing	13,058	—		13,058	12,365	—	693
Total	$198,254	$166,903		$31,351	$29,039	$—	$2,312
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

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative assets and financial assets at Dec. 31, 2023
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$979	$751		$228	$60	$—	$168
Foreign exchange contracts	8,552	7,498		1,054	320	—	734
Equity and other contracts	7	7		—	—	—	—
Total derivatives subject to netting arrangements	9,538	8,256		1,282	380	—	902
Total derivatives not subject to netting arrangements	993	—		993	—	—	993
Total derivatives	10,531	8,256		2,275	380	—	1,895
Reverse repurchase agreements	169,092	150,667	(b)	18,425	18,422	—	3
Securities borrowing	10,475	—		10,475	10,011	—	464
Total	$190,098	$158,923		$31,175	$28,813	$—	$2,362
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

Offsetting of derivative liabilities and financial liabilities at March 31, 2024				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,002	$536		$466	$55	$—	$411
Foreign exchange contracts	4,205	3,517		688	150	—	538
Equity and other contracts	90	48		42	18	—	24
Total derivatives subject to netting arrangements	5,297	4,101		1,196	223	—	973
Total derivatives not subject to netting arrangements	540	—		540	—	—	540
Total derivatives	5,837	4,101		1,736	223	—	1,513
Repurchase agreements	174,752	162,579	(b)	12,173	12,156	17	—
Securities lending	2,939	—		2,939	2,839	—	100
Total	$183,528	$166,680		$16,848	$15,218	$17	$1,613
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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2023				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,118	$635		$483	$78	$—	$405
Foreign exchange contracts	8,454	6,341		2,113	93	—	2,020
Equity and other contracts	128	114		14	—	—	14
Total derivatives subject to netting arrangements	9,700	7,090		2,610	171	—	2,439
Total derivatives not subject to netting arrangements	1,246	—		1,246	—	—	1,246
Total derivatives	10,946	7,090		3,856	171	—	3,685
Repurchase agreements	162,661	150,667	(b)	11,994	11,966	28	—
Securities lending	2,513	—		2,513	2,404	—	109
Total	$176,120	$157,757		$18,363	$14,541	$28	$3,794
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2024					Dec. 31, 2023
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$135,849	$50	$1,613	$398	$137,910	$128,304	$15	$1,409	$510	$130,238
Agency RMBS	28,705	1	814	419	29,939	25,815	—	896	120	26,831
Sovereign debt/sovereign guaranteed	912	1,649	—	—	2,561	1,049	—	—	—	1,049
Corporate bonds	97	121	1,348	583	2,149	103	72	1,315	590	2,080
State and political subdivisions	43	33	496	241	813	37	38	449	257	781
U.S. government agencies	28	—	122	62	212	44	—	61	32	137
Other debt securities	106	100	49	2	257	4	180	73	24	281
Equity securities	—	44	533	334	911	—	10	1,172	82	1,264
Total	$165,740	$1,998	$4,975	$2,039	$174,752	$155,356	$315	$5,375	$1,615	$162,661
Securities lending:
Agency RMBS	$103	$—	$—	$—	$103	$111	$—	$—	$—	$111
Other debt securities	45	—	—	—	45	25	—	—	—	25
Equity securities	2,791	—	—	—	2,791	2,377	—	—	—	2,377
Total	$2,939	$—	$—	$—	$2,939	$2,513	$—	$—	$—	$2,513
Total secured borrowings	$168,679	$1,998	$4,975	$2,039	$177,691	$157,869	$315	$5,375	$1,615	$165,174

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
BNY Mellon 87

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2024	Dec. 31, 2023
(in millions)
Lending commitments	$49,872	$46,518
Standby letters of credit (“SBLC”) (a)	1,694	1,816
Commercial letters of credit	66	41
Securities lending indemnifications (b)(c)	541,366	492,739
(a)Net of participations totaling $135 million at March 31, 2024 and $163 million at Dec. 31, 2023.
(b)Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $59 billion at March 31, 2024 and $59 billion at Dec. 31, 2023.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $58 billion at March 31, 2024 and $45 billion at Dec. 31, 2023.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $30.3 billion in less than one year, $19.1 billion in one to five years and $471 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $162 million at March 31, 2024 and $158 million at Dec. 31, 2023. At March 31, 2024, $1.2 billion of the SBLCs will expire within one year, $466 million in one to five years and $8 million over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2024	Dec. 31, 2023

Investment grade	71%	74%
Non-investment grade	29%	26%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $66 million at March 31, 2024 and $41 million at Dec. 31, 2023.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including
88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

collateral, if any. The allowance for lending-related commitments was $81 million at March 31, 2024 and $87 million at Dec. 31, 2023.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $569 billion at March 31, 2024 and $518 billion at Dec. 31, 2023.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At March 31, 2024 and Dec. 31, 2023, $59 billion and $59 billion, respectively, of borrowings at CIBC Mellon, for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $63 billion and $62 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY Mellon receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY Mellon advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At March 31, 2024, we had no unsettled repurchase agreements and $85.4 billion of unsettled reverse repurchase agreements. At Dec. 31, 2023, we had no unsettled repurchase agreements and $77.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2024. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2024
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.6	$17.9	$20.5
Asset managers	1.4	8.1	9.5
Banks	7.5	1.4	8.9
Insurance	0.1	3.8	3.9
Government	—	0.3	0.3
Other	0.5	0.8	1.3
Total	$12.1	$32.3	$44.4

Commercial portfolio exposure (in billions)	March 31, 2024
	Loans	Unfunded commitments	Total exposure
Services and other	$1.4	$3.5	$4.9
Manufacturing	0.8	3.7	4.5
Energy and utilities	0.2	4.0	4.2
Media and telecom	—	0.7	0.7
Total	$2.4	$11.9	$14.3

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
BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

clients’ Sponsored Member Transactions. We minimize our credit exposure under this guaranty by obtaining a security interest in our sponsored member clients’ collateral and rights under Sponsored Member Transactions. See “Offsetting assets and liabilities” in Note 17 for additional information on our repurchase and reverse repurchase agreements.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2024 and Dec. 31, 2023, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-
market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2024 and Dec. 31, 2023, we did not record any material liabilities under these arrangements.

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
90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $660 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey and that matter has concluded. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. All the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Mellon
BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Oct. 24, 2023, Postalis’s appeal was denied. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Mellon Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. On Aug. 21, 2023, DTVM’s appeal was denied. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to three investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020 TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund have appealed. On Sept. 21, 2023, the São Paulo court issued an order suspending the arbitration; the Arbitration Court implemented the suspension on Oct. 6, 2023. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM plans to further appeal. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another
92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

investment fund for which DTVM was administrator and the other defendant was manager.

Brazilian Silverado Litigation
DTVM acts as administrator for the Fundo de Investimento em Direitos Creditórios Multisetorial Silverado Maximum (“Silverado Maximum Fund”), which invests in commercial credit receivables. On June 2, 2016, the Silverado Maximum Fund sued DTVM in its capacity as administrator, along with Deutsche Bank S.A. - Banco Alemão in its capacity as custodian and Silverado Gestão e Investimentos Ltda. in its capacity as investment manager. The Fund alleges that each of the defendants failed to fulfill its respective duty, and caused losses to the Fund for which the defendants are jointly and severally liable. On March 21, 2024, the São Paulo court issued a decision finding DTVM, Deutsche Bank and Silverado Gestão e Investimentos jointly liable for losses to the Fund in an amount to be determined during a later calculation phase. DTVM plans to appeal.

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

Pershing Rule 15c3-3 Matter
The Company has been responding to investigative requests for information and records from the SEC concerning Pershing LLC’s compliance with its obligations under SEC Rule 15c3-3, among other regulatory rules and statutes. The Company continues to cooperate with the inquiry.

Note 19–Business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 24 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than GAAP, which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense
BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

allocation methodologies. Refinements are typically reflected on a prospective basis. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Prior period business segment results have been revised to reflect these changes.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

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
•Net interest income is allocated to businesses based on the yields on the assets and liabilities generated by each business. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each business based on their interest sensitivity and maturity characteristics.
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
•Client deposits serve as the primary funding source for our securities portfolio. We typically allocate all interest income to the businesses generating the deposits.
•Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Segments with a net liability position have been allocated assets.
•Goodwill and intangible assets are reflected within individual businesses.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,556	$1,094	$805	(a)	$30	$3,485	(a)
Net interest income (expense)	583	423	41		(7)	1,040
Total revenue	2,139	1,517	846	(a)	23	4,525	(a)
Provision for credit losses	11	5	(1)		12	27
Noninterest expense	1,537	834	740		65	3,176
Income (loss) before income taxes	$591	$678	$107	(a)	$(54)	$1,322	(a)
Pre-tax operating margin (b)	28%	45%	13%		N/M	29%
Average assets	$191,544	$123,552	$26,272		$62,617	$403,985
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Dec. 31, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$1,544	$1,060	$634	(b)	$21		$3,259	(b)
Net interest income (expense)	635	436	45		(15)		1,101
Total revenue	2,179	1,496	679	(b)	6		4,360	(b)
Provision for credit losses	64	28	(2)		(6)		84
Noninterest expense	1,653	837	685		820		3,995
Income (loss) before income taxes	$462	$631	$(4)	(b)	$(808)		$281	(b)
Pre-tax operating margin (c)	21%	42%	(1)%		N/M		6%
Average assets	$200,040	$132,357	$26,341		$42,867		$401,605
(a)    The prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(2) million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended March 31, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$1,443	$1,018	$785	(b)	$41		$3,287	(b)
Net interest income (expense)	666	453	45		(36)		1,128
Total revenue	2,109	1,471	830	(b)	5		4,415	(b)
Provision for credit losses	—	—	—		27		27
Noninterest expense	1,540	782	737		41		3,100
Income (loss) before income taxes	$569	$689	$93	(b)	$(63)		$1,288	(b)
Pre-tax operating margin (c)	27%	47%	11%		N/M		29%
Average assets	$196,560	$132,005	$28,370		$50,343		$407,278
(a)    The prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $— million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2024	2023
Change in assets of consolidated investment management funds	$42	$227
Change in liabilities of consolidated investment management funds	4	—
Change in nonredeemable noncontrolling interests of consolidated investment management funds	61	65
Securities purchased not settled	1,010	240
Securities sold not settled	(6)	(162)
Premises and equipment/operating lease obligations	45	98
Excise tax on share repurchases	6	10

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 97

Forward-looking Statements

Some statements in this Quarterly Report are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of securities portfolio repositioning, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest income, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, transition to a platforms operating model, growth and initiatives.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “momentum,” “ambition,” “aspiration,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon, are not guarantees of future results or occurrences, are inherently uncertain and are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in “Risk Factors” in our 2023 Annual Report, such as:
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

98 BNY Mellon

Forward-looking Statements (continued)

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
•tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition; and
BNY Mellon 99

Forward-looking Statements (continued)

•changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

Investors should not place undue reliance on any forward-looking statement and should consider all risk factors discussed in the 2023 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other website referenced herein are not part of this report.
100 BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the first quarter of 2024. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – first quarter of 2024			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2024
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
January 2024	4,983	$55.02	4,983	$2,122
February 2024	8,582	55.31	8,582	1,647
March 2024	4,304	55.59	4,304	1,408
First quarter of 2024 (a)	17,869	$55.30	17,869	$1,408	(b)
(a)    Includes 2.4 million shares repurchased at a purchase price of $134 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $55.30.
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

In April 2024, we announced a new authorization providing for the repurchase of $6.0 billion of common shares in addition to any remaining capacity under the existing January 2023 authorization.

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2024. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	Dassault Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince, as modified as of March 18, 2024.	Filed herewith.
102 BNY Mellon

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY Mellon 103

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 3, 2024	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

104 BNY Mellon