Form 10-Q
period 2024-06-30
Bank of New York Mellon Corp
filed 2024-08-02
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024
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

As of June 30, 2024, 737,957,499 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2024 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2024 and subsequent events	4
Highlights of second quarter 2024 results	4
Fee and other revenue	6
Net interest income	9
Noninterest expense	12
Income taxes	12
Review of business segments	12
Critical accounting estimates	22
Consolidated balance sheet review	23
Liquidity and dividends	31
Capital	36
Trading activities and risk management	39
Asset/liability management	41
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	43
Recent accounting and regulatory developments	47
Website information	48

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	49
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (a)	$1,143	$953	$1,036	$2,096	$1,947
Basic earnings per share (a)	$1.53	$1.26	$1.32	$2.79	$2.45
Diluted earnings per share (a)	$1.52	$1.25	$1.31	$2.77	$2.44

Fee and other revenue (a)	$3,567	$3,487	$3,404	$7,054	$6,691
Net interest income	1,030	1,040	1,100	2,070	2,228
Total revenue (a)	$4,597	$4,527	$4,504	$9,124	$8,919

Return on common equity (annualized) (a)	12.7%	10.7%	11.7%	11.7%	11.0%
Return on tangible common equity (annualized) – Non-GAAP (a)(b)	24.6%	20.7%	22.8%	22.7%	21.7%

Fee revenue as a percentage of total revenue (a)	74%	73%	72%	73%	72%

Non-U.S. revenue as a percentage of total revenue (a)	36%	34%	36%	35%	35%

Pre-tax operating margin (a)	33%	29%	31%	31%	30%

Net interest margin	1.15%	1.19%	1.20%	1.17%	1.25%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (c)	1.15%	1.19%	1.20%	1.17%	1.25%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (d)	$49.5	$48.8	$46.9	$49.5	$46.9
Assets under management (“AUM”) at period end (in trillions) (e)	$2.05	$2.02	$1.91	$2.05	$1.91

Average common shares and equivalents outstanding (in thousands):
Basic	746,904	756,937	787,718	751,961	795,512
Diluted	751,596	762,268	790,725	756,870	799,157

Selected average balances:
Interest-earning assets	$353,633	$346,133	$362,049	$349,883	$355,251
Total assets (a)	$412,499	$403,985	$420,961	$408,242	$414,157
Interest-bearing deposits	$235,878	$228,897	$215,057	$232,387	$209,616
Noninterest-bearing deposits	$48,965	$49,949	$62,152	$49,457	$65,997
Long-term debt	$31,506	$31,087	$31,970	$31,296	$31,112
Preferred stock	$4,343	$4,343	$4,838	$4,343	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity (a)	$36,044	$35,905	$35,655	$35,975	$35,569

Other information at period end:
Cash dividends per common share	$0.42	$0.42	$0.37	$0.84	$0.74
Common dividend payout ratio (a)	28%	34%	29%	31%	31%
Common dividend yield (annualized)	2.8%	2.9%	3.3%	2.8%	3.4%
Closing stock price per common share	$59.89	$57.62	$44.52	$59.89	$44.52
Market capitalization	$44,196	$43,089	$34,671	$44,196	$34,671
Book value per common share (a)	$49.46	$48.44	$46.21	$49.46	$46.21
Tangible book value per common share – Non-GAAP (a)(b)	$26.19	$25.44	$24.03	$26.19	$24.03
Full-time employees (f)	52,000	52,100	53,200	52,000	53,200
Common shares outstanding (in thousands)	737,957	747,816	778,782	737,957	778,782
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2024	March 31, 2024	Dec. 31, 2023
Average liquidity coverage ratio (“LCR”)	115%	117%	117%
Average net stable funding ratio (“NSFR”)	132%	136%	135%

Regulatory capital ratios: (g)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.5%	11.1%	11.5%
Tier 1 capital ratio	14.2	13.7	14.2
Total capital ratio	15.0	14.5	14.9
Standardized Approach:
CET1 ratio	11.4%	10.8%	11.9%
Tier 1 capital ratio	14.0	13.4	14.6
Total capital ratio	15.0	14.3	15.6

Tier 1 leverage ratio	5.8%	5.9%	6.0%
Supplementary leverage ratio (“SLR”)	6.8	7.0	7.3

BNY shareholders’ equity to total assets ratio	9.5%	9.3%	9.9%
BNY common shareholders’ equity to total assets ratio	8.5	8.3	8.9
(a)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
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
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.7 trillion at June 30, 2024 and March 31, 2024 and $1.6 trillion at June 30, 2023.
(e)    Represents assets managed in the Investment and Wealth Management business segment.
(f)    Beginning March 31, 2024, the number of full-time employees excludes interns.
(g)    For our CET1, Tier 1 capital and Total capital ratios, our effective capital ratios under U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches. For additional information on our capital ratios, see “Capital” beginning on page 36.
BNY 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not its subsidiaries.

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2023 (the “2023 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

BNY is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For 240 years we have partnered alongside our clients, putting our expertise and platforms to work to help them achieve their ambitions. Today we help over 90% of Fortune 100 companies and nearly all the top 100 banks globally access the money they need. We support governments in funding local projects and work with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of June 30, 2024, we oversee $49.5 trillion in assets under custody and/or administration and $2.0 trillion in assets under management.

BNY is the corporate brand of The Bank of New York Mellon Corporation (NYSE: BK). We are headquartered in New York City, employ over 50,000 people globally and have been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators.

BNY has three business segments, Securities Services, Market and Wealth Services and Investment and Wealth Management, which offer a comprehensive set of capabilities and deep expertise across the investment life cycle, enabling the Company to provide solutions to buy-side and sell-
side market participants, as well as leading institutional and wealth management clients globally.

The diagram below presents our three business segments and lines of business, with the remaining operations in the Other segment.

The Bank of New York Mellon Corporation

Securities Services	Market and Wealth Services	Investment and Wealth Management

Asset Servicing	Pershing	Investment Management

Issuer Services	Treasury Services	Wealth Management

Clearance and Collateral Management

Key second quarter 2024 and subsequent events

Increase in cash dividend on common stock

In July, our Board of Directors approved a 12% increase in the quarterly cash dividend on our common stock, from $0.42 to $0.47 per share. The increased quarterly cash dividend was paid on Aug. 2, 2024.

Highlights of second quarter 2024 results

Net income applicable to common shareholders was $1,143 million, or $1.52 per diluted common share, in the second quarter of 2024, including the impact of notable items. Notable items in the second quarter of 2024 include a reduction in the FDIC special assessment, severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $1,136 million (Non-GAAP), or $1.51 (Non-GAAP) per diluted common share, in the second quarter of 2024. Net income applicable to common shareholders was $1,036 million, or $1.31 per diluted common share, in the second quarter of 2023, including the impact of
4 BNY

notable items. Notable items in the second quarter of 2023 include litigation reserves, severance expense and disposal losses. Excluding notable items, net income applicable to common shareholders was $1,092 million (Non-GAAP), or $1.38 (Non-GAAP) per diluted common share, in the second quarter of 2023.

The highlights below are based on the second quarter of 2024 compared with the second quarter of 2023, unless otherwise noted.
•Total revenue increased 2%, primarily reflecting:
•Fee revenue increased 4%, primarily reflecting higher market values, net new business, higher foreign exchange revenue and higher client activity, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting higher client activity in our fixed income and equity trading business. (See “Fee and other revenue” beginning on page 6.)
•Net interest income decreased 6%, primarily reflecting changes in balance sheet mix, partially offset by higher interest rates. (See “Net interest income” on page 9.)
•Noninterest expense decreased 1%, primarily reflecting efficiency savings, a reduction in the FDIC special assessment and lower litigation reserves, partially offset by higher investments, employee merit increases and higher revenue-related expenses. Excluding notable items, noninterest expense increased 1% (Non-GAAP). (See “Noninterest expense” on page 12.)
•Effective tax rate of 23.4%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 12.7% for the second quarter of 2024.
•Return on tangible common equity (“ROTCE”) was 24.6% (Non-GAAP) for the second quarter of 2024. Excluding notable items, the adjusted ROTCE was 24.4% (Non-GAAP) for the second quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $49.5 trillion increased 6%, primarily reflecting higher market values.
•AUM of $2.0 trillion increased 7%, primarily reflecting higher market values.

Capital and liquidity

•Our CET1 ratio was 11.4% at June 30, 2024 and 10.8% at March 31, 2024 under the Standardized Approach. The increase reflects an increase in capital and lower risk-weighted assets. (See “Capital” beginning on page 36.)
•Tier 1 leverage was 5.8% at June 30, 2024 and 5.9% at March 31, 2024. The decrease reflects higher average assets, partially offset by the increase in capital. (See “Capital” beginning on page 36.)
•Returned $923 million to common shareholders, including $601 million of common share repurchases.
BNY 5

Fee and other revenue

Fee and other revenue								YTD24
(dollars in millions, unless otherwise noted)				2Q24 vs.				vs.
	2Q24	1Q24	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Investment services fees	$2,359	$2,278	$2,252	4%	5%	$4,637	$4,371	6%
Investment management and performance fees (a)	761	776	762	(2)	—	1,537	1,538	—
Foreign exchange revenue	184	152	158	21	16	336	334	1
Financing-related fees	53	57	50	(7)	6	110	102	8
Distribution and servicing fees	41	42	35	(2)	17	83	68	22
Total fee revenue	3,398	3,305	3,257	3	4	6,703	6,413	5
Investment and other revenue (b)	169	182	147	N/M	N/M	351	278	N/M
Total fee and other revenue (b)	$3,567	$3,487	$3,404	2%	5%	$7,054	$6,691	5%

Fee revenue as a percentage of total revenue	74%	73%	72%			73%	72%

AUC/A at period end (in trillions) (c)	$49.5	$48.8	$46.9	1%	6%	$49.5	$46.9	6%
AUM at period end (in billions) (d)	$2,045	$2,015	$1,906	1%	7%	$2,045	$1,906	7%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.7 trillion at June 30, 2024 and March 31, 2024 and $1.6 trillion at June 30, 2023.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 4% compared with the second quarter of 2023 and 3% compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher investment services fees and foreign exchange revenue. The increase compared with the first quarter of 2024 primarily reflects higher investment services fees and foreign exchange revenue, partially offset by lower investment management and performance fees.

Investment and other revenue increased $22 million compared with the second quarter of 2023 and decreased $13 million compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher client activity in our fixed income and equity trading business. The decrease compared with the first quarter of 2024 primarily reflects net securities losses.

Investment services fees

Investment services fees increased 5% compared with the second quarter of 2023 and 4% compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher market values, net new business and higher client activity, partially offset by lower Depositary Receipts revenue. The increase compared with the first quarter of 2024 primarily reflects higher Depositary Receipts revenue and net new business.

AUC/A totaled $49.5 trillion at June 30, 2024, an increase of 6% compared with June 30, 2023, primarily reflecting higher market values. AUC/A consisted of 37% equity securities and 63% fixed income securities at June 30, 2024, and 34% equity securities and 66% fixed income securities at June 30, 2023.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees were flat compared with the second quarter of 2023 and decreased 2% compared with the first quarter of 2024. Compared with the second quarter of 2023 higher market values were offset by the mix of AUM flows, lower equity investment income and changes in product mix. The decrease compared with the first quarter of 2024 primarily reflects the mix of AUM
6 BNY

flows and lower equity investment income, partially offset by higher market values. Performance fees were $8 million in the second quarter of 2024, $10 million in the second quarter of 2023 and $10 million in the first quarter of 2024. On a constant currency basis (Non-GAAP), investment management and performance fees were flat compared with the second quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of Non-GAAP measures.

AUM was $2.0 trillion at June 30, 2024, an increase of 7% compared with June 30, 2023, primarily reflecting higher market values.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 16% compared with the second quarter of 2023 and 21% compared with the first quarter of 2024. Both increases were primarily driven by higher volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 6% compared with the second quarter of 2023 and decreased 7% compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher underwriting fees. The decrease compared with the first quarter of 2024 primarily reflects lower underwriting fees, partially offset by higher loan commitment fees.

Investment and other revenue

Investment and other revenue includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments gains, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture, other income or loss and net securities gains or losses. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Other investment gains or losses includes fair value changes of non-readily marketable strategic equity, private equity and other investments. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY on behalf of the CIBC Mellon joint venture. Other income includes various miscellaneous revenues.

BNY 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
Income from consolidated investment management funds	$8	$15	$10	$23	$15
Seed capital gains (a)	—	14	7	14	15
Other trading revenue	77	69	53	146	98
Renewable energy investments gains (b)	8	6	5	14	25
Corporate/bank-owned life insurance	26	28	23	54	50
Other investments gains (c)	30	17	10	47	1
Disposal (losses)	—	—	(1)	—	(2)
Expense reimbursements from joint venture	30	27	31	57	60
Other income	7	7	9	14	17
Net securities (losses)	(17)	(1)	—	(18)	(1)
Total investment and other revenue (b)	$169	$182	$147	$351	$278
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the second quarter of 2023 primarily reflects higher client activity in our fixed income and equity trading business. The decrease compared with the first quarter of 2024 primarily reflects net securities losses.

Year-to-date 2024 compared with year-to-date 2023

Fee revenue increased 5% compared with the first six months of 2023, primarily reflecting higher investment services fees. The 6% increase in investment services fees primarily reflects higher market values, net new business and higher client activity. Investment management and performance fees were flat, reflecting higher market values, offset by the mix of AUM flows, lower performance fees and changes in product mix. The 1% increase in foreign exchange revenue primarily reflects higher volumes, partially offset by lower volatility.

Investment and other revenue increased $73 million compared with the first six months of 2023, primarily reflecting higher client activity in our fixed income and equity trading business and equity investment gains.
8 BNY

Net interest income

Net interest income								YTD24
				2Q24 vs.				vs.
(dollars in millions)	2Q24	1Q24	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Net interest income	$1,030	$1,040	$1,100	(1)%	(6)%	$2,070	$2,228	(7)%
Add: Tax equivalent adjustment	1	—	1	N/M	N/M	1	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,031	$1,040	$1,101	(1)%	(6)%	$2,071	$2,229	(7)%

Average interest-earning assets	$353,633	$346,133	$362,049	2%	(2)%	$349,883	$355,251	(2)%

Net interest margin	1.15%	1.19%	1.20%	(4) bps	(5) bps	1.17%	1.25%	(8) bps
Net interest margin (FTE) – Non-GAAP (a)	1.15%	1.19%	1.20%	(4) bps	(5) bps	1.17%	1.25%	(8) bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income decreased 6% compared with the second quarter of 2023 and 1% compared with the first quarter of 2024. The decrease compared with the second quarter of 2023 primarily reflects changes in balance sheet mix, partially offset by higher interest rates. The decrease compared with the first quarter of 2024 primarily reflects changes in balance sheet mix, partially offset by the benefit of reinvesting maturing fixed-rate securities in higher yielding alternatives.

Net interest margin decreased 5 basis points compared with the second quarter of 2023 and 4 basis points compared with the first quarter of 2024. The changes compared with the second quarter of 2023 and the first quarter of 2024 primarily reflect the factors mentioned above.

Average interest-earning assets decreased 2% compared with the second quarter of 2023 and increased 2% compared with the first quarter of 2024. The decrease compared with the second quarter of 2023 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks, partially offset by higher loan balances and Federal funds sold and securities purchased under resale agreements. The increase compared with the first quarter of 2024 primarily reflects higher securities and loan balances and federal funds sold and securities purchased under resale agreements.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2024. Approximately 50% of the average non-U.S. dollar deposits in the second quarter of 2024 were euro-denominated.

Year-to-date 2024 compared with year-to-date 2023

Net interest income decreased 7% compared with the first six months of 2023, primarily driven by changes in balance sheet mix, partially offset by higher interest rates. The decrease in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets decreased 2% compared with the first six months of 2023, primarily reflecting lower securities balances and interest-bearing deposits with banks, partially offset by higher loan balances.
BNY 9

Average balances and interest rates	Quarter ended
	June 30, 2024			March 31, 2024			June 30, 2023
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$102,257	$1,201	4.65%	$102,795	$1,219	4.69%	$114,578	$1,241	4.29%
Interest-bearing deposits with banks	11,210	110	3.91	11,724	121	4.16	13,919	128	3.68
Federal funds sold and securities purchased under resale agreements (a)	29,013	2,631	36.48	27,019	2,433	36.22	26,989	1,776	26.38
Loans	68,283	1,119	6.58	65,844	1,061	6.48	63,459	957	6.05
Securities:
U.S. government obligations	28,347	269	3.82	27,242	250	3.70	34,147	247	2.90
U.S. government agency obligations	62,549	515	3.29	63,135	508	3.22	61,565	428	2.78
Other securities (b)	46,828	472	4.04	43,528	435	4.01	40,989	367	3.59
Total investment securities (b)	137,724	1,256	3.66	133,905	1,193	3.57	136,701	1,042	3.05
Trading securities (b)	5,146	76	5.89	4,846	69	5.75	6,403	81	5.02
Total securities (b)	142,870	1,332	3.74	138,751	1,262	3.65	143,104	1,123	3.14
Total interest-earning assets (b)	$353,633	$6,393	7.24%	$346,133	$6,096	7.06%	$362,049	$5,225	5.77%
Noninterest-earning assets	58,866			57,852			58,912
Total assets	$412,499			$403,985			$420,961

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$235,878	$2,255	3.85%	$228,897	$2,187	3.84%	$215,057	$1,739	3.24%
Federal funds purchased and securities sold under repurchase agreements (a)	17,711	2,433	55.26	16,133	2,243	55.91	26,282	1,729	26.39
Trading liabilities	1,689	23	5.43	1,649	21	5.11	3,893	43	4.46
Other borrowed funds	351	8	8.61	502	4	3.47	2,702	32	4.60
Commercial paper	954	13	5.54	8	—	5.42	5	—	5.11
Payables to customers and broker-dealers	12,066	161	5.35	12,420	146	4.74	14,801	143	3.85
Long-term debt	31,506	469	5.92	31,087	455	5.82	31,970	438	5.45
Total interest-bearing liabilities	$300,155	$5,362	7.18%	$290,696	$5,056	6.99%	$294,710	$4,124	5.61%
Total noninterest-bearing deposits	48,965			49,949			62,152
Other noninterest-bearing liabilities	22,839			23,005			23,526
Total liabilities	371,959			363,650			380,388
Total The Bank of New York Mellon Corporation shareholders’ equity	40,387			40,248			40,493
Noncontrolling interests	153			87			80
Total liabilities and equity	$412,499			$403,985			$420,961
Net interest income (FTE) – Non-GAAP (b)(c)		$1,031			$1,040			$1,101
Net interest margin (FTE) – Non-GAAP (b)(c)			1.15%			1.19%			1.20%
Less: Tax equivalent adjustment		1			—			1
Net interest income – GAAP		$1,030			$1,040			$1,100
Net interest margin – GAAP			1.15%			1.19%			1.20%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $163 billion for the second quarter of 2024, $151 billion for the first quarter of 2024 and $113 billion for the second quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.51% for the second quarter of 2024, 5.49% for the first quarter of 2024 and 5.10% for the second quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.41% for the second quarter of 2024, 5.38% for the first quarter of 2024 and 4.99% for the second quarter of 2023. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY

Average balances and interest rates	Year-to-date
	June 30, 2024			June 30, 2023
(dollars in millions; average rates annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$102,526	$2,420	4.67%	$104,793	$2,094	3.97%
Interest-bearing deposits with banks	11,467	231	4.04	15,065	268	3.59
Federal funds sold and securities purchased under resale agreements (a)	28,016	5,064	36.35	25,817	2,767	21.61
Loans	67,063	2,180	6.53	63,361	1,823	5.79
Securities:
U.S. government obligations	27,794	519	3.76	36,487	526	2.89
U.S. government agency obligations	62,842	1,023	3.26	61,920	833	2.69
Other securities (b)	45,178	907	4.02	41,717	705	3.40
Total investment securities (b)	135,814	2,449	3.61	140,124	2,064	2.95
Trading securities (b)	4,997	145	5.82	6,091	151	4.99
Total securities (b)	140,811	2,594	3.69	146,215	2,215	3.04
Total interest-earning assets (b)	$349,883	$12,489	7.15%	$355,251	$9,167	5.18%
Noninterest-earning assets	58,359			58,906
Total assets	$408,242			$414,157

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$232,387	$4,442	3.84%	$209,616	$3,105	2.99%
Federal funds purchased and securities sold under repurchase agreements (a)	16,922	4,676	55.57	22,321	2,621	23.68
Trading liabilities	1,669	44	5.27	3,461	73	4.28
Other borrowed funds	427	12	5.59	1,711	35	4.01
Commercial paper	481	13	5.54	3	—	5.11
Payables to customers and broker-dealers	12,244	307	5.04	15,872	271	3.44
Long-term debt	31,296	924	5.87	31,112	833	5.34
Total interest-bearing liabilities	$295,426	$10,418	7.08%	$284,096	$6,938	4.92%
Total noninterest-bearing deposits	49,457			65,997
Other noninterest-bearing liabilities	22,922			23,607
Total liabilities	367,805			373,700
Total The Bank of New York Mellon Corporation shareholders’ equity	40,318			40,407
Noncontrolling interests	119			50
Total liabilities and equity	$408,242			$414,157
Net interest income (FTE) – Non-GAAP (b)(c)		$2,071			$2,229
Net interest margin (FTE) – Non-GAAP (b)(c)			1.17%			1.25%
Less: Tax equivalent adjustment		1			1
Net interest income – GAAP		$2,070			$2,228
Net interest margin – GAAP			1.17%			1.25%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $157 billion for the first six months of 2024 and $88 billion for the first six months of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.50% for the first six months of 2024 and 4.92% for the first six months of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.40% for the first six months of 2024 and 4.81% for the first six months of 2023. We believe providing the rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

BNY 11

Noninterest expense

Noninterest expense								YTD24
				2Q24 vs.				vs.
(dollars in millions)	2Q24	1Q24	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Staff	$1,720	$1,857	$1,718	(7)%	—%	$3,577	$3,509	2%
Software and equipment	476	475	450	—	6	951	879	8
Professional, legal and other purchased services	374	349	378	7	(1)	723	753	(4)
Net occupancy	134	124	121	8	11	258	240	8
Sub-custodian and clearing	134	119	119	13	13	253	237	7
Distribution and servicing	88	96	93	(8)	(5)	184	178	3
Business development	50	36	47	39	6	86	86	—
Bank assessment charges	(7)	17	41	N/M	N/M	10	81	N/M
Amortization of intangible assets	13	12	14	8	(7)	25	28	(11)
Other	88	91	130	(3)	(32)	179	220	(19)
Total noninterest expense	$3,070	$3,176	$3,111	(3)%	(1)%	$6,246	$6,211	1%

Full-time employees at period end (a)	52,000	52,100	53,200	—%	(2)%	52,000	53,200	(2)%
(a)    Beginning March 31, 2024, the number of full-time employees excludes interns.

Total noninterest expense decreased 1% compared with the second quarter of 2023, primarily reflecting efficiency savings, a reduction in the FDIC special assessment and lower litigation reserves, partially offset by higher investments, employee merit increases and higher revenue-related expenses. Excluding notable items, noninterest expense increased 1% (Non-GAAP) compared with the second quarter of 2023. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Total noninterest expense decreased 3% compared with the first quarter of 2024, primarily reflecting lower staff expense driven by the annual vesting of stock-based award to retirement-eligible employees recorded in the first quarter of 2024, as well as a reduction in the FDIC special assessment and efficiency savings, partially offset by employee merit increases. Excluding notable items, noninterest expense decreased 2% (Non-GAAP) compared with the first quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.

Year-to-date 2024 compared with year-to-date 2023

Noninterest expense increased 1% primarily reflecting higher investments, employee merit increases and higher severance expense and revenue-related expenses, partially offset by efficiency savings, lower litigation reserves and a reduction in the FDIC special assessment. Excluding notable items, noninterest expense increased 1% (Non-GAAP) compared with the first six months of 2023.

Income taxes

BNY recorded an income tax provision of $357 million (23.4% effective tax rate) in the second quarter of 2024. The income tax provision was $315 million (22.7% effective tax rate) in the second quarter of 2023 and $297 million (22.4% effective tax rate) in the first quarter of 2024.

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
12 BNY

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the second quarter of 2024. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business consistent with the firm’s ongoing transition to a platforms operating model uniting related capabilities and enabling streamlining of internal processes to drive growth, efficiency, resiliency, and enhanced risk management. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Business segment results for the three- and six- months ended June 30, 2023 have been revised to reflect these changes.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At June 30, 2024, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.04 to $0.07.

See Note 19 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY 13

Securities Services business segment

										YTD24
(dollars in millions, unless otherwise noted)						2Q24 vs.				vs.
	2Q24	1Q24	4Q23	3Q23	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Revenue:
Investment services fees:
Asset Servicing	$1,018	$1,013	$975	$976	$980	—%	4%	$2,031	$1,921	6%
Issuer Services	322	261	285	281	319	23	1	583	555	5
Total investment services fees	1,340	1,274	1,260	1,257	1,299	5	3	2,614	2,476	6
Foreign exchange revenue	144	124	118	107	124	16	16	268	263	2
Other fees (a)	56	59	54	52	54	(5)	4	115	109	6
Total fee revenue	1,540	1,457	1,432	1,416	1,477	6	4	2,997	2,848	5
Investment and other revenue	104	99	112	65	84	N/M	N/M	203	156	N/M
Total fee and other revenue	1,644	1,556	1,544	1,481	1,561	6	5	3,200	3,004	7
Net interest income	595	583	635	600	668	2	(11)	1,178	1,334	(12)
Total revenue	2,239	2,139	2,179	2,081	2,229	5	—	4,378	4,338	1
Provision for credit losses	(3)	11	64	19	16	N/M	N/M	8	16	N/M
Noninterest expense (excluding amortization of intangible assets)	1,547	1,530	1,645	1,590	1,560	1	(1)	3,077	3,092	—
Amortization of intangible assets	7	7	8	8	7	—	—	14	15	(7)
Total noninterest expense	1,554	1,537	1,653	1,598	1,567	1	(1)	3,091	3,107	(1)
Income before income taxes	$688	$591	$462	$464	$646	16%	7%	$1,279	$1,215	5%

Pre-tax operating margin	31%	28%	21%	22%	29%			29%	28%

Securities lending revenue (b)	$46	$46	$48	$46	$47	—%	(2)%	$92	$95	(3)%

Total revenue by line of business:
Asset Servicing	$1,687	$1,668	$1,675	$1,585	$1,695	1%	—%	$3,355	$3,352	—%
Issuer Services	552	471	504	496	534	17	3	1,023	986	4
Total revenue by line of business	$2,239	$2,139	$2,179	$2,081	$2,229	5%	—%	$4,378	$4,338	1%

Selected average balances:
Average loans	$11,103	$11,204	$11,366	$11,236	$11,283	(1)%	(2)%	$11,154	$11,112	—%
Average deposits	$178,495	$174,687	$171,086	$162,509	$172,863	2%	3%	$176,591	$170,051	4%

Selected metrics:
AUC/A at period end (in trillions) (c)	$35.7	$35.4	$34.2	$32.3	$33.2	1%	8%
Market value of securities on loan at period end (in billions) (d)	$481	$486	$450	$406	$415	(1)%	16%

Issuer Services:
Total debt serviced at period end (in trillions)	$14.1	$14.0	$14.0	$13.8	$13.8	1%	2%
Number of sponsored Depositary Receipts programs at period end	516	527	543	559	564	(2)%	(9)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.7 trillion at June 30, 2024, March 31, 2024 and Dec. 31, 2023, $1.5 trillion at Sept. 30, 2023 and $1.6 trillion at June 30, 2023.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $66 billion at June 30, 2024, $64 billion at March 31, 2024, $63 billion at Dec. 31, 2023 and Sept. 30, 2023 and $66 billion at June 30, 2023.
N/M – Not meaningful.

14 BNY

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $35.7 trillion of AUC/A at June 30, 2024. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

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

Our Digital Asset Custody platform offers custody and administration services for Bitcoin and Ether for select U.S. institutional clients. Our Digital Assets Funds Services provides accounting and administration, transfer agency and ETF services to digital asset funds. We expect to continue developing our digital asset capabilities and to work closely with clients to address their evolving digital asset needs. As of and for the quarter ended June 30, 2024, our Digital Asset Custody platform and related initiative had a de minimis impact on our assets, liabilities, revenues and expenses.

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

Review of financial results

AUC/A of $35.7 trillion increased 8% compared with June 30, 2023, primarily reflecting higher market values and net client flows.

Total revenue of $2.2 billion was flat compared with the second quarter of 2023 and increased 5% compared with the first quarter of 2024. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.7 billion was flat compared with the second quarter of 2023 and increased 1% compared with the first quarter of 2024. Compared with the second quarter of 2023, higher market values, net new business and higher foreign exchange revenue were offset by lower net interest income. The increase compared with the first quarter of 2024 primarily reflects higher foreign exchange revenue and net new business.

Issuer Services revenue of $552 million increased 3% compared with the second quarter of 2023 and 17% compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher Corporate Trust fees and net interest income, partially offset by lower Depository Receipts revenue. The increase compared with the first quarter of 2024 primarily reflects higher Depository Receipts revenue, net interest income and Corporate Trust fees.

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

Noninterest expense of $1.6 billion decreased 1% compared with the second quarter of 2023 and
BNY 15

increased 1% compared with the first quarter of 2024. The decrease compared with the second quarter of 2023 primarily reflects efficiency savings, partially offset by higher investments, employee merit increases and higher revenue-related expenses. The increase compared with first quarter of 2024 primarily reflects higher revenue-related expenses and employee merit increases, partially offset by efficiency savings.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $4.4 billion increased 1% compared with the first six months of 2023. Asset Servicing revenue of $3.4 billion was flat compared with the first six months of 2023, primarily reflecting higher market values, net new business and higher client activity in our fixed income and trading business, offset by lower net interest income. Issuer Services revenue of $1.0 billion increased 4%, primarily reflecting higher Corporate Trust fees and net interest income.

Noninterest expense of $3.1 billion decreased 1% compared with the first six months of 2023, primarily reflecting efficiency savings, partially offset by higher investments and employee merit increases.
16 BNY

Market and Wealth Services business segment

										YTD24
(dollars in millions, unless otherwise noted)						2Q24 vs.				vs.
	2Q24	1Q24	4Q23	3Q23	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Revenue:
Investment services fees:
Pershing	$474	$482	$472	$478	$466	(2)%	2%	$956	$935	2%
Treasury Services	202	184	179	180	183	10	10	386	358	8
Clearance and Collateral Management	338	329	322	305	295	3	15	667	585	14
Total investment services fees	1,014	995	973	963	944	2	7	2,009	1,878	7
Foreign exchange revenue	23	24	21	21	21	(4)	10	47	39	21
Other fees (a)	58	58	50	49	52	—	12	116	103	13
Total fee revenue	1,095	1,077	1,044	1,033	1,017	2	8	2,172	2,020	8
Investment and other revenue	23	17	16	16	16	N/M	N/M	40	31	N/M
Total fee and other revenue	1,118	1,094	1,060	1,049	1,033	2	8	2,212	2,051	8
Net interest income	417	423	436	401	420	(1)	(1)	840	873	(4)
Total revenue	1,535	1,517	1,496	1,450	1,453	1	6	3,052	2,924	4
Provision for credit losses	(2)	5	28	6	7	N/M	N/M	3	7	N/M
Noninterest expense (excluding amortization of intangible assets)	832	833	836	790	792	—	5	1,665	1,573	6
Amortization of intangible assets	1	1	1	2	2	—	(50)	2	3	(33)
Total noninterest expense	833	834	837	792	794	—	5	1,667	1,576	6
Income before income taxes	$704	$678	$631	$652	$652	4%	8%	$1,382	$1,341	3%

Pre-tax operating margin	46%	45%	42%	45%	45%			45%	46%

Total revenue by line of business:
Pershing	$663	$670	$669	$657	$641	(1)%	3%	$1,333	$1,290	3%
Treasury Services	426	416	408	397	413	2	3	842	832	1
Clearance and Collateral Management	446	431	419	396	399	3	12	877	802	9
Total revenue by line of business	$1,535	$1,517	$1,496	$1,450	$1,453	1%	6%	$3,052	$2,924	4%

Selected average balances:
Average loans	$41,893	$39,271	$39,200	$37,496	$36,432	7%	15%	$40,582	$36,642	11%
Average deposits	$91,371	$89,539	$87,695	$84,000	$85,407	2%	7%	$90,455	$85,721	6%

Selected metrics:
AUC/A at period end (in trillions) (b)	$13.4	$13.1	$13.3	$13.1	$13.4	2%	—%

Pershing:
AUC/A at period end (in trillions)	$2.6	$2.6	$2.5	$2.4	$2.4	—%	8%
Net new assets (U.S. platform) (in billions) (c)	$(23)	$(2)	$(4)	$23	$(34)	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	280	290	229	223	223	(3)%	26%
Average active clearing accounts (in thousands)	8,057	7,991	8,012	7,979	7,946	1%	1%

Treasury Services:
Average daily U.S. dollar payment volumes	241,253	237,124	243,005	233,620	233,931	2%	3%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,298	$5,157	$5,248	$5,706	$6,044	3%	(12)%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represents net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

BNY 17

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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.3 trillion serviced globally, including approximately $4.1 trillion of the U.S. tri-party repo market at June 30, 2024.

Review of financial results

AUC/A of $13.4 trillion was flat compared with June 30, 2023, primarily reflecting higher market values offset by lower collateral management balances.

Total revenue of $1.5 billion increased 6% compared with the second quarter of 2023 and 1% compared with the first quarter of 2024. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $663 million increased 3% compared with the second quarter of 2023 and decreased 1% compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher market values and client activity, partially offset by lost business in the prior year. The decrease compared with the first quarter of 2024 primarily reflects lower net interest income and lost business in the prior year, partially offset by an equity investment gain. Net new assets were $(23) billion in the second quarter of 2024, reflecting the ongoing deconversion of business lost in the prior year.

Treasury Services revenue of $426 million increased 3% compared with the second quarter of 2023 and 2% compared with the first quarter of 2024. Both increases primarily reflect net new business and higher client activity, partially offset by lower net interest income.

Clearance and Collateral Management revenue of $446 million increased 12% compared with the second quarter of 2023 and 3% compared with the first quarter of 2024. Both increases primarily reflect higher collateral management fees and clearance volumes.

Noninterest expense of $833 million increased 5% compared with the second quarter of 2023 and was flat compared with the first quarter of 2024. The increase compared with the second quarter of 2023 primarily reflects higher investments, employee merit increases and higher revenue-related expenses, partially offset by efficiency savings.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $3.1 billion increased 4% compared with the first six months of 2023. Pershing revenue of $1.3 billion increased 3%, primarily reflecting higher market values and client activity, partially offset by lost business in the prior year. Treasury Services revenue of $842 million increased 1%, primarily reflecting net new business and higher client activity, partially offset by lower net interest income. Clearance and Collateral Management revenue of $877 million increased 9%, primarily reflecting higher collateral management fees and clearance volumes.

Noninterest expense of $1.7 billion increased 6% compared with the first six months of 2023, primarily reflecting higher investments, employee merit increases and higher revenue-related expenses, partially offset by efficiency savings.
18 BNY

Investment and Wealth Management business segment

											YTD24
							2Q24 vs.				vs.
(dollars in millions)	2Q24	1Q24	4Q23		3Q23	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Revenue:
Investment management fees	$754	$768	$725		$748	$753	(2)%	—%	$1,522	$1,508	1%
Performance fees	8	10	19		30	10	N/M	N/M	18	32	N/M
Investment management and performance fees (a)	762	778	744		778	763	(2)	—	1,540	1,540	—
Distribution and servicing fees	69	70	66		62	58	(1)	19	139	113	23
Other fees (b)	(64)	(60)	(55)		(50)	(56)	N/M	N/M	(124)	(109)	N/M
Total fee revenue	767	788	755		790	765	(3)	—	1,555	1,544	1
Investment and other revenue (c)	11	17	(121)		1	12	N/M	N/M	28	18	N/M
Total fee and other revenue (c)	778	805	634		791	777	(3)	—	1,583	1,562	1
Net interest income	43	41	45		39	39	5	10	84	84	—
Total revenue	821	846	679		830	816	(3)	1	1,667	1,646	1
Provision for credit losses	4	(1)	(2)		(9)	7	N/M	N/M	3	7	N/M
Noninterest expense (excluding amortization of intangible assets)	663	736	680		670	674	(10)	(2)	1,399	1,406	—
Amortization of intangible assets	5	4	5		5	5	25	—	9	10	(10)
Total noninterest expense	668	740	685		675	679	(10)	(2)	1,408	1,416	(1)
Income (loss) before income taxes	$149	$107	$(4)		$164	$130	39%	15%	$256	$223	15%

Pre-tax operating margin	18%	13%	(1)%		20%	16%			15%	14%
Adjusted pre-tax operating margin – Non-GAAP (d)	20%	14%	(1)%	(e)	22%	18%			17%	15%

Total revenue by line of business:
Investment Management	$549	$576	$415		$565	$553	(5)%	(1)%	$1,125	$1,117	1%
Wealth Management	272	270	264		265	263	1	3	542	529	2
Total revenue by line of business	$821	$846	$679		$830	$816	(3)%	1%	$1,667	$1,646	1%

Selected average balances:
Average loans	$13,520	$13,553	$13,405		$13,519	$13,995	—%	(3)%	$13,536	$13,977	(3)%
Average deposits	$11,005	$11,364	$12,039		$13,578	$15,410	(3)%	(29)%	$11,185	$15,775	(29)%
(a)    On a constant currency basis, investment management and performance fees were flat (Non-GAAP) compared with the second quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.
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
(e)    Excluding notable items and net of distribution and servicing expense, the adjusted pre-tax operating margin was 21% (Non-GAAP) in the fourth quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of these Non-GAAP measures.
N/M – Not meaningful.
BNY 19

AUM trends							2Q24 vs.
(dollars in billions)	2Q24	1Q24		4Q23	3Q23	2Q23	1Q24	2Q23
AUM by product type: (a)
Equity	$167	$168		$145	$133	$145	(1)%	15%
Fixed income	221	219		205	190	203	1	9
Index	485	474		459	425	440	2	10
Liability-driven investments	598	573		605	534	579	4	3
Multi-asset and alternative investments	173	174		170	156	162	(1)	7
Cash	401	407		390	383	377	(1)	6
Total AUM	$2,045	$2,015		$1,974	$1,821	$1,906	1%	7%

Changes in AUM: (a)
Beginning balance of AUM	$2,015	$1,974		$1,821	$1,906	$1,908
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(4)		(2)	(3)	(3)
Fixed income	4	12		3	(7)	(4)
Liability-driven investments	4	13		4	1	(3)
Multi-asset and alternative investments	(2)	(5)		(1)	(4)	(1)
Total long-term active strategies inflows (outflows)	2	16		4	(13)	(11)
Index	(4)	(15)		(10)	(2)	2
Total long-term strategies (outflows) inflows	(2)	1		(6)	(15)	(9)
Short-term strategies:
Cash	(7)	16		7	7	(9)
Total net (outflows) inflows	(9)	17		1	(8)	(18)
Net market impact	40	16		122	(50)	(3)
Net currency impact	(1)	(10)		30	(27)	19
Other	—	18	(b)	—	—	—
Ending balance of AUM	$2,045	$2,015		$1,974	$1,821	$1,906	1%	7%

Wealth Management client assets (c)	$308	$309		$312	$292	$286	—%	8%
(a)    Represents assets managed in the Investment and Wealth Management business segment.
(b)    Reflects the realignment of similar products and services within our lines of business.
(c)    Includes AUM and AUC/A in the Wealth Management line of business.

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

Review of financial results

AUM of $2.0 trillion as of June 30, 2024, increased 7% compared with June 30, 2023, primarily reflecting higher market values.

Net long-term strategy outflows were $2 billion in the second quarter of 2024, driven by equity, index and multi-asset and alternative investments, partially offset by inflows of liability-driven and fixed income investments. Short-term strategy outflows were $7 billion in the second quarter of 2024. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $821 million increased 1% compared with the second quarter of 2023 and decreased 3% compared with the first quarter of 2024. The drivers of total revenue by line of business are indicated below.
20 BNY

Investment Management revenue of $549 million decreased 1% compared with the second quarter of 2023 and 5% compared with the first quarter of 2024. The decrease compared with the second quarter of 2023 primarily reflects the mix of AUM flows and lower equity investment income and seed capital gains, partially offset by higher market values. The decrease compared with the first quarter of 2024 primarily reflects the mix of AUM flows and lower seed capital gains and equity investment income, partially offset by higher market values.

Wealth Management revenue of $272 million increased 3% compared with the second quarter of 2023 and 1% compared with the first quarter of 2024. Both increases primarily reflect higher market values, partially offset by changes in product mix.

Revenue generated in the Investment and Wealth Management business segment included 30% from non-U.S. sources in the second quarter of 2024, second quarter of 2023 and first quarter of 2024.

Noninterest expense of $668 million decreased 2% compared with the second quarter of 2023 and 10%
compared with the first quarter of 2024. The decrease compared with the second quarter of 2023 primarily reflects efficiency savings and lower revenue-related expenses, partially offset by employee merit increases and higher investments. The decrease compared with the first quarter of 2024 primarily reflects lower revenue-related expenses.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $1.7 billion increased 1% compared with the first six months of 2023. Investment Management revenue of $1.1 billion increased 1%, primarily reflecting higher market values, partially offset by the mix of AUM flows and lower performance fees. Wealth Management revenue of $542 million increased 2%, primarily reflecting higher market values, partially offset by changes in product mix.

Noninterest expense of $1.4 billion decreased 1% compared with the first six months of 2023, primarily reflecting efficiency savings and lower revenue-related expenses, partially offset by higher investments and employee merit increases.

Other segment

(in millions)	2Q24	1Q24	4Q23	3Q23	2Q23	YTD24	YTD23
Fee revenue	$(4)	$(17)	$(17)	$6	$(2)	$(21)	$1
Investment and other revenue (a)	29	47	38	74	34	76	72
Total fee and other revenue (a)	25	30	21	80	32	55	73
Net interest (expense)	(25)	(7)	(15)	(24)	(27)	(32)	(63)
Total revenue (a)	—	23	6	56	5	23	10
Provision for credit losses	1	12	(6)	(13)	(25)	13	2
Noninterest expense	15	65	820	24	71	80	112
(Loss) income before income taxes (a)	$(16)	$(54)	$(808)	$45	$(41)	$(70)	$(104)

Average loans and leases	$1,767	$1,816	$1,706	$1,711	$1,749	$1,791	$1,630
(a)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See page 20 of our 2023 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $5 million compared with the second quarter of 2023 and $23 million compared with the first quarter of 2024. The decrease compared with the first quarter of 2024 primarily reflects net securities losses in the second quarter of 2024.

Noninterest expense decreased $56 million compared with the second quarter of 2023 and $50 million compared with the first quarter of 2024. The
BNY 21

decrease compared with the second quarter of 2023 primarily reflects a reduction in the FDIC special assessment and lower litigation reserves. The decrease compared with the first quarter of 2024 primarily reflects a reduction in the FDIC special assessment.

Year-to-date 2024 compared with year-to-date 2023

Loss before income taxes decreased $34 million compared with the first six months of 2023. Total fee and other revenue decreased $18 million, primarily reflecting the net securities losses in the second quarter of 2024.

Noninterest expense decreased $32 million compared with the first six months of 2023, primarily reflecting a reduction in the FDIC special assessment and lower litigation reserves, partially offset by higher severance expense.

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

Goodwill and other intangibles

BNY’s business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the second quarter of 2024, due to the results of the first quarter 2024 interim and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 3%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of June 30, 2024. The discount rate applied to these cash flows was 10.5%.

As of June 30, 2024, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

In the second quarter of 2024, we also performed our annual goodwill impairment test on the remaining six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2024. The discount rate applied to these cash flows was 10%.

As a result of the annual goodwill impairment test, no goodwill impairment was recognized. The fair values of the Company’s remaining six reporting units were substantially in excess of the respective reporting units’ carrying value.

Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.

22 BNY

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

At June 30, 2024, total assets were $429 billion, compared with $410 billion at Dec. 31, 2023. The increase in total assets was primarily driven by higher securities, interest-bearing deposits with the Federal Reserve and other central banks and loans, partially offset by lower interest-bearing deposits with banks. Deposits totaled $304 billion at June 30, 2024, compared with $284 billion at Dec. 31, 2023. The increase reflects higher interest-bearing deposits in U.S. offices. Total interest-bearing deposits as a percentage of total interest-earning assets were 67% at June 30, 2024 and 66% at Dec. 31, 2023.

At June 30, 2024, available funds totaled $163 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $158 billion at Dec. 31, 2023. Total available funds as a percentage of total assets was 38% at June 30, 2024 and Dec. 31, 2023. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $137 billion, or 32% of total assets, at June 30, 2024, compared with $126 billion, or 31% of total assets, at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency residential mortgage-backed securities (“RMBS”), partially offset by lower U.S. government agencies securities and unrealized pre-tax losses in the first six months of 2024. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $71 billion, or 16% of total assets, at June 30, 2024, compared with $67 billion, or 16% of total assets, at Dec. 31, 2023. The increase was driven by higher loans in the financial institutions portfolio and margin loans. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $31 billion at June 30, 2024 and Dec. 31, 2023. Maturities, redemptions and a decrease in the fair value of hedged long-term debt were offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $41 billion at June 30, 2024 and Dec. 31, 2023. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposures by country (excluding the U.S.) as of June 30, 2024, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

BNY 23

Country risk exposure at June 30, 2024	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$19.3	$0.6		$0.8	$3.8	$0.3	$24.8
United Kingdom (“UK”)	10.5	0.4		1.4	4.0	2.5	18.8
Belgium	8.1	1.1		0.6	1.3	0.1	11.2
Japan	5.9	0.2		0.2	0.4	0.7	7.4
Canada	—	1.8		0.1	4.0	1.3	7.2
Luxembourg	0.1	0.3		1.4	0.1	2.0	3.9
Netherlands	1.7	0.1		0.2	1.5	0.2	3.7
South Korea	0.1	—		2.5	0.2	0.6	3.4
Australia	—	1.3		0.6	0.7	0.4	3.0
Ireland	0.1	0.2		0.5	—	1.7	2.5
Total Top 10 country exposure	$45.8	$6.0		$8.3	$16.0	$9.8	$85.9	(d)

Select country exposure:
Brazil	$—	$—		$0.8	$0.1	$0.3	$1.2
Russia	—	0.5	(e)	—	—	—	0.5
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

The war in Ukraine increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our securities services businesses and may increase in the future to the extent cash is received for the benefit of our clients that is subject to distribution restrictions. BNY has ceased new banking business in Russia and suspended investment management purchases of Russian securities. At June 30, 2024, less than 0.1% of our AUC/A and less than 0.01% of our AUM consisted of Russian securities. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

We are monitoring our exposure to Israel as part of our internal country risk management process. At June 30, 2024, our total exposure to Israel was $321 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

24 BNY

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2024		2Q24 change in unrealized gain (loss)	June 30, 2024			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$41,642		$(74)	$45,135	$40,898		91%	$(4,237)		23%	100%	—%	—%	—%	—%
U.S. Treasury	29,896		45	29,415	28,633		97	(782)		58	100	—	—	—	—
Non-U.S. government (d)	26,498		18	27,431	26,866		98	(565)		35	93	3	3	1	—
Agency commercial mortgage-backed securities (“MBS”)	11,083		13	11,551	10,983		95	(568)		41	100	—	—	—	—
CLOs	7,248		6	7,338	7,354		100	16		100	100	—	—	—	—
Foreign covered bonds (e)	7,259		11	7,484	7,334		98	(150)		46	100	—	—	—	—
U.S. government agencies	6,607		11	6,819	6,406		94	(413)		32	100	—	—	—	—
Non-agency commercial MBS	3,009		7	3,096	2,893		93	(203)		49	100	—	—	—	—
Non-agency RMBS	1,727		(3)	1,822	1,670		92	(152)		42	86	2	—	6	6
Other asset-backed securities (“ABS”)	899		8	892	823		92	(69)		13	100	—	—	—	—
Other	11		—	12	11		91	(1)		—	—	—	—	—	100
Total securities	$135,879	(f)	$42	$140,995	$133,871	(f)	95%	$(7,124)	(f)(g)	40%	98%	1%	1%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to Germany, UK, France and Canada.
(e)    Primarily consists of exposure to Canada, UK, Germany and Australia.
(f)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including discontinued hedges) of $2,161 million at March 31, 2024 and $2,163 million at June 30, 2024.
(g)    At June 30, 2024, includes pre-tax net unrealized losses of $1,982 million related to available-for-sale securities, net of hedges, and $5,142 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $1,496 million and the after-tax equivalent related to held-to-maturity securities is $3,921 million.

The fair value of our securities portfolio, including related hedges, was $133.9 billion at June 30, 2024, compared with $123.3 billion at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency RMBS, partially offset by lower U.S. government agencies securities and unrealized pre-tax losses in the first six months of 2024.

At June 30, 2024, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $7.1 billion, compared with $7.0 billion at Dec. 31, 2023. The increase in the unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates, partially offset by securities moving closer to maturity.

The fair value of the available-for-sale securities totaled $92.6 billion at June 30, 2024, net of hedges, or 69% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $41.3 billion at June 30, 2024, or 31% of the securities portfolio, net of hedges.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at June 30, 2024, compared with $1.6 billion at Dec. 31, 2023. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

At June 30, 2024, 98% of the securities in our portfolio were rated AAA/AA-, compared with 99% at Dec. 31, 2023.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.
BNY 25

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	2Q24	1Q24	2Q23
Amortizable purchase premium, net of discount	$344	$419	$1,028
Net amortization (b)	$9	$19	$42
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.
(b)    Accumulated basis adjustments on discontinued hedges of securities of $371 million at June 30, 2024, $405 million at March 31, 2024 and $440 million at June 30, 2023 will also be accreted to net interest income over the remaining life of the security. Including the impact of the accretion of discontinued hedges, there was a net accretion of $25 million in the second quarter of 2024, a net accretion of $14 million in the first quarter of 2024 and a net amortization of $23 million in the second quarter of 2023.

Loans

Total exposure – consolidated	June 30, 2024			Dec. 31, 2023
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$12.2	$32.4	$44.6	$10.5	$29.2	$39.7
Commercial	2.2	12.0	14.2	2.1	11.4	13.5
Wealth management loans	8.8	0.5	9.3	9.1	0.5	9.6
Wealth management mortgages	9.0	0.2	9.2	9.1	0.3	9.4
Commercial real estate	6.9	3.2	10.1	6.8	3.4	10.2
Lease financings	0.6	—	0.6	0.6	—	0.6
Other residential mortgages	1.1	—	1.1	1.2	—	1.2
Overdrafts	3.2	—	3.2	3.1	—	3.1
Capital call financing	4.1	3.6	7.7	3.7	3.6	7.3
Other	2.9	—	2.9	2.7	—	2.7
Margin loans	19.6	—	19.6	18.0	—	18.0
Total	$70.6	$51.9	$122.5	$66.9	$48.4	$115.3

At June 30, 2024, our total lending-related exposure of $122.5 billion increased 6% compared with Dec. 31, 2023, primarily reflecting higher exposure in the financial institutions portfolio and higher margin loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 48% of our total exposure at June 30, 2024 and 46% at Dec. 31, 2023. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2024					Dec. 31, 2023
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$17.8	$20.2	99%	99%	$2.3	$14.8	$17.1
Asset managers	1.6	8.2	9.8	95	77	1.4	8.0	9.4
Banks	7.9	1.4	9.3	89	94	6.4	1.4	7.8
Insurance	0.1	4.1	4.2	100	17	0.1	3.9	4.0
Government	—	0.3	0.3	100	63	—	0.2	0.2
Other	0.2	0.6	0.8	98	51	0.3	0.9	1.2
Total	$12.2	$32.4	$44.6	97%	84%	$10.5	$29.2	$39.7

26 BNY

The financial institutions portfolio exposure was $44.6 billion at June 30, 2024, an increase of 12% compared with Dec. 31, 2023, primarily reflecting higher exposure in the securities industry and banks portfolios.

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2024. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At June 30, 2024, 16% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2023.

In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At June 30, 2024, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.5 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 30% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

The asset managers portfolio exposure is high quality, with 95% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2024. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Our banks portfolio exposure primarily relates to global trade finance. These exposures are short term in nature, with 94% due in less than one year. The investment grade percentage of our banks portfolio exposure was 89% at June 30, 2024, compared with 84% at Dec. 31, 2023. Our non-investment grade exposures are primarily trade finance loans in Brazil.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2024					Dec. 31, 2023
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$1.4	$3.6	$5.0	98%	36%	$1.2	$3.4	$4.6
Manufacturing	0.6	3.7	4.3	100	23	0.5	3.6	4.1
Energy and utilities	0.2	4.0	4.2	92	13	0.4	3.7	4.1
Media and telecom	—	0.7	0.7	79	3	—	0.7	0.7
Total	$2.2	$12.0	$14.2	96%	23%	$2.1	$11.4	$13.5

The commercial portfolio exposure was $14.2 billion at June 30, 2024, an increase of 5% from Dec. 31, 2023, primarily reflecting higher exposure in the services and other and manufacturing portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2024	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023
Financial institutions	97%	97%	92%	94%	94%
Commercial	96%	96%	94%	95%	95%
BNY 27

Wealth management loans

Our wealth management loan exposure was $9.3 billion at June 30, 2024, compared with $9.6 billion at Dec. 31, 2023. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.2 billion at June 30, 2024, compared with $9.4 billion at Dec. 31, 2023. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At June 30, 2024, less than 1% of the mortgages were past due.

At June 30, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2024		Dec. 31, 2023
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.2	87%	$4.3	88%
Office	2.5	74	2.6	74
Retail	0.8	62	0.8	63
Mixed use	0.8	33	0.8	31
Hotels	0.6	43	0.6	40
Healthcare	0.6	49	0.5	57
Other	0.6	64	0.6	71
Total commercial real estate	$10.1	71%	$10.2	73%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at June 30, 2024 and $10.2 billion at Dec. 31, 2023. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At June 30, 2024, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2024, our commercial real estate portfolio consisted of the following concentrations: New York metro – 34%; REITs and real estate operating companies – 29%; and other – 37%.

Lease financings

The lease financings portfolio exposure totaled $600 million at June 30, 2024 and $599 million at Dec. 31, 2023. At June 30, 2024, nearly all of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

28 BNY

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at June 30, 2024 and $1.2 billion at Dec. 31, 2023.

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

Margin loans

Margin loan exposure of $19.6 billion at June 30, 2024 and $18.0 billion at Dec. 31, 2023 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $9 billion at June 30, 2024 and $7 billion at Dec. 31, 2023 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2024	March 31, 2024	Dec. 31, 2023	June 30, 2023
(dollars in millions)
Beginning balance of allowance for credit losses	$440	$414	$325	$320
Provision for credit losses	—	27	84	5
Net (charge-offs) recoveries:
Loans:
Commercial real estate	(43)	—	—	—
Other residential mortgages	—	—	—	(1)
Wealth management mortgages	—	(1)	—	—
Other	—	—	5	—
Other financial instruments	(1)	—	—	(1)
Net (charge-offs) recoveries	(44)	(1)	5	(2)
Ending balance of allowance for credit losses	$396	$440	$414	$323

Allowance for loan losses	$286	$322	$303	$191
Allowance for lending-related commitments	73	81	87	91
Allowance for other financial instruments (a)	37	37	24	41
Total allowance for credit losses	$396	$440	$414	$323

Total loans, at period end	$70,642	$73,615	$66,879	$64,469

Allowance for loan losses as a percentage of total loans	0.40%	0.44%	0.45%	0.30%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.51%	0.55%	0.58%	0.44%
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
BNY 29

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

Allocation of allowance for loan losses and lending-related commitments (a)	June 30, 2024 (b)		March 31, 2024		Dec. 31, 2023		June 30, 2023
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$298	83%	$347	86%	$325	83%	$199	71%
Commercial	27	7	24	6	27	7	21	7
Financial institutions	21	6	17	4	19	4	32	11
Wealth management mortgages	6	1	7	1	9	2	15	5
Capital call financing	3	1	4	1	4	1	4	1
Other residential mortgages	3	1	3	1	4	1	9	3
Wealth management loans	1	1	1	1	1	1	1	1
Lease financings	—	—	—	—	1	1	1	1
Total	$359	100%	$403	100%	$390	100%	$282	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at June 30, 2024, March 31, 2024, Dec. 31, 2023 and June 30, 2023.
(b)    The methodology used to allocate the qualitative reserves was modified in the second quarter of 2024 to align certain specifically identifiable qualitative reserves with the respective class of financing receivables. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as the credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $43 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $76 million. Our multi-scenario-based macroeconomic forecast used in determining the June 30, 2024 allowance for credit losses consisted of three scenarios. The baseline scenario reflects positive but slightly declining GDP growth, stable unemployment and slightly declining commercial real estate prices through the end of 2024. The upside scenario reflects higher GDP growth through the third quarter 2024 before moderating, declining unemployment through the end of 2024 and stable commercial real estate prices through the end of 2024 compared with the baseline. The downside scenario contemplates negative GDP growth through the third quarter of 2024 before moderating, rapidly increasing unemployment through mid-2025 and sharply lower commercial real estate prices than the baseline. At June 30, 2024, we placed the most weight on our baseline scenario, with the remaining weighting placed on the upside and downside scenarios. From a sensitivity perspective, at June 30, 2024, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $91 million higher.
30 BNY

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2024	Dec. 31, 2023
(dollars in millions)
Nonperforming loans:
Commercial real estate	$185	$189
Other residential mortgages	21	24
Wealth management mortgages	20	19
Total nonperforming loans	226	232
Other assets owned	1	5
Total nonperforming assets	$227	$237
Nonperforming assets ratio	0.32%	0.35%
Allowance for loan losses/nonperforming loans	126.5	130.6
Allowance for loan losses/nonperforming assets	126.0	127.8
Allowance for loan losses and lending-related commitments/nonperforming loans	158.8	168.1
Allowance for loan losses and lending-related commitments/nonperforming assets	158.1	164.6

Deposits

Total deposits were $304.3 billion at June 30, 2024, an increase of 7%, compared with $283.7 billion at Dec. 31, 2023. The increase primarily reflects higher interest-bearing deposits in U.S. offices and interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $58.0 billion at June 30, 2024, compared with $58.3 billion at Dec. 31, 2023. Interest-bearing deposits were primarily demand deposits and totaled $246.3 billion at June 30, 2024, compared with $225.4 billion at Dec. 31, 2023.

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

Liquidity and dividends

BNY defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to roll over or issue new debt, especially during periods of market stress, at a reasonable cost, and in order to meet its short-term (up to one year) obligations. Funding liquidity risk is the risk that BNY cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or our financial condition. Funding liquidity risk can arise from funding mismatches, market constraints from the inability to convert assets into cash, the inability to hold or raise cash, low overnight deposits, deposit run-off or contingent liquidity events.

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2023 Annual Report.

BNY 31

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

BNY also manages potential intraday liquidity risks. We monitor and manage intraday liquidity against existing and expected intraday liquid resources (such as cash balances, remaining intraday credit capacity, intraday contingency funding and available collateral) to enable BNY to meet its intraday obligations under normal and reasonably severe stressed conditions.

We define available funds for internal liquidity management purposes as cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements.

The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2024	Dec. 31, 2023	Average
(dollars in millions)			2Q24	1Q24	2Q23	YTD24	YTD23
Cash and due from banks	$5,311	$4,922	$5,556	$5,480	$5,295	$5,518	$5,495
Interest-bearing deposits with the Federal Reserve and other central banks	116,139	111,550	102,257	102,795	114,578	102,526	104,793
Interest-bearing deposits with banks	11,488	12,139	11,210	11,724	13,919	11,467	15,065
Federal funds sold and securities purchased under resale agreements	29,723	28,900	29,013	27,019	26,989	28,016	25,817
Total available funds	$162,661	$157,511	$148,036	$147,018	$160,781	$147,527	$151,170
Total available funds as a percentage of total assets	38%	38%	36%	36%	38%	36%	37%

Total available funds were $162.7 billion at June 30, 2024, compared with $157.5 billion at Dec. 31, 2023. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $19.5 billion for the first six months of 2024, compared with $27.5 billion for the first six months of 2023. The decrease primarily reflects lower federal funds purchased and securities sold under repurchase agreements and lower trading liabilities.

Average interest-bearing domestic deposits were $140.6 billion for the first six months of 2024, compared with $119.3 billion for the first six months of 2023. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $91.8 billion for the first six months of 2024, compared with $90.3 billion for the first six months of 2023. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $12.2 billion for the first six months of 2024 and $15.9 billion for the first six months of 2023. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.3 billion for the first six months of 2024 and $31.1 billion for the first six months of 2023.

Average noninterest-bearing deposits decreased to $49.5 billion for the first six months of 2024 from $66.0 billion for the first six months of 2023, primarily reflecting client activity.

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

Credit ratings at June 30, 2024
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
NR – Not rated.

Long-term debt totaled $30.9 billion at June 30, 2024 and $31.3 billion at Dec. 31, 2023. Maturities and redemptions of $2.6 billion and a decrease in the fair value of hedged long-term debt were offset by issuances totaling $2.5 billion. Long-term debt of $2.6 billion will mature in the remainder of 2024.

In July, the Parent issued $2.5 billion of long-term debt in four tranches:
•$300 million of floating rate senior notes maturing in 2028 with an annual interest rate of compounded secured overnight financing rate (“SOFR”) plus 83 basis points,
•$600 million of fixed to floating rate senior notes maturing in 2028. The annual fixed interest rate is 4.890% from issuance to, but excluding, July 21, 2027, and then an annual interest rate of compounded SOFR plus 84 basis points,
•$1.1 billion of fixed to floating rate senior notes maturing in 2032. The annual fixed interest rate is 5.060% from issuance to, but excluding, July 22, 2031, and then an annual interest rate of compounded SOFR plus 123 basis points, and
•$500 million of fixed to floating rate senior subordinated notes maturing in 2039. The annual fixed interest rate is 5.606% from issuance to, but excluding, July 21, 2034, and then an annual interest rate of compounded SOFR plus 177 basis points.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2024 and Dec. 31, 2023, $1.8 billion and $1.3 billion, respectively, of notes were outstanding. At June 30, 2024 and Dec. 31, 2023, $1.3 billion and $397 million, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There
BNY 33

was $301 million of commercial paper outstanding at June 30, 2024. There was no commercial paper outstanding at Dec. 31, 2023. The average commercial paper outstanding was $481 million for the first six months of 2024 and $3 million for the first six months of 2023.

Subsequent to June 30, 2024, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.3 billion, without the need for a regulatory waiver. In addition, at June 30, 2024, non-bank subsidiaries of the Parent had liquid assets of approximately $3.6 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2023 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the second quarter of 2024. Pershing Limited, an indirect UK-based subsidiary of BNY, has two separate uncommitted lines of credit amounting to $257 million in aggregate. Average borrowings under these lines were $1 million in the second quarter of 2024.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 74% of total revenue in the second quarter of 2024, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 120.6% at June 30, 2024 and 120.5% at Dec. 31, 2023, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In June 2024, a quarterly dividend of $0.42 per common share was paid to common shareholders. Our common stock dividend payout ratio was 28% for the second quarter of 2024.

In July 2024, our Board of Directors approved a 12% increase in the quarterly cash dividend on common stock, from $0.42 to $0.47 per share. The increased quarterly cash dividend was paid on Aug. 2, 2024.

In the second quarter of 2024, we repurchased 10.3 million common shares at an average price of $58.52 per common share, for a total cost of $601 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	June 30, 2024	March 31, 2024
(dollars in billions)
Cash (a)	$116	$119
Securities (b)	90	93
Total consolidated HQLA (c)	$206	$212

Total consolidated HQLA – average (c)	$193	$192
Average consolidated LCR	115%	117%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $148 billion at June 30, 2024 and $159 billion at March 31, 2024, and averaged $137 billion for the second quarter of 2024 and $143 billion for the first quarter of 2024.

34 BNY

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2024.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 132% for the second quarter of 2024 and 136% for the first quarter of 2024.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the second quarter of 2024.

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

Net cash used for operating activities was $551 million in the six months ended June 30, 2024, compared with net cash provided by operating activities of $2.9 billion in the six months ended June 30, 2023. In the six months ended June 30, 2024, cash flows used for operations primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings. In the six months ended June 30, 2023, cash flows provided by operations primarily resulted from earnings.

Net cash used for investing activities was $21.3 billion in the six months ended June 30, 2024, compared with $25.1 billion in the six months ended June 30, 2023. In the six months ended June 30, 2024, net cash used for investing activities primarily resulted from changes in securities, interest-bearing deposits with the Federal Reserve and other central banks and loans. In the six months ended June 30, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements, partially offset by net changes in securities and changes in interest-bearing deposits with banks.

Net cash provided by financing activities was $21.0 billion in the six months ended June 30, 2024, compared with $20.0 billion in the six months ended June 30, 2023. In the six months ended June 30, 2024, net cash provided by financing activities primarily resulted from changes in deposits. In the six months ended June 30, 2023, net cash provided by financing activities primarily resulted from changes in deposits and changes in federal funds purchased and securities sold under repurchase agreements.
BNY 35

Capital

Capital data	June 30, 2024	March 31, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	9.5%	9.3%	9.9%
BNY common shareholders’ equity to total assets ratio	8.5%	8.3%	8.9%
Total BNY shareholders’ equity	$40,843	$40,569	$40,770
Total BNY common shareholders’ equity	$36,500	$36,226	$36,427
BNY tangible common shareholders’ equity – Non-GAAP (a)	$19,325	$19,023	$19,174
Book value per common share	$49.46	$48.44	$47.97
Tangible book value per common share – Non-GAAP (a)	$26.19	$25.44	$25.25
Closing stock price per common share	$59.89	$57.62	$52.05
Market capitalization	$44,196	$43,089	$39,524
Common shares outstanding	737,957	747,816	759,344

Quarterly:
Cash dividends per common share	$0.42	$0.42	$0.42
Common dividend payout ratio	28%	34%	202%
Common dividend yield (annualized)	2.8%	2.9%	3.2%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $40.8 billion at June 30, 2024 and Dec. 31, 2023, reflecting earnings, offset by common stock repurchases and dividend payments.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at June 30, 2024, compared with $1.6 billion at Dec. 31, 2023. Net unrealized loss, including the impact of hedges, decreased as securities moved closer to maturity, partially offset by the impact of higher interest rates.

In the first six months of 2024, we repurchased 28.1 million common shares at an average price of $56.47 per common share for a total cost of $1.6 billion.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This share repurchase plan replaced all previously authorized share repurchase plans.

In April 2024, we announced a new authorization providing for the repurchase of $6.0 billion of common shares in addition to any remaining capacity under the existing January 2023 authorization.

In July 2024, our Board of Directors approved a 12% increase in the quarterly cash dividend on common stock, from $0.42 to $0.47 per share. The increased quarterly cash dividend was paid on Aug. 2, 2024.
Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of June 30, 2024 and Dec. 31, 2023, BNY and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2023 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2023 Annual Report.
36 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2024					March 31, 2024	Dec. 31, 2023
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.5%	11.1%	11.5%
Tier 1 capital ratio	6%		10		14.2	13.7	14.2
Total capital ratio	10		12		15.0	14.5	14.9
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.4%	10.8%	11.9%
Tier 1 capital ratio	6%		10		14.0	13.4	14.6
Total capital ratio	10		12		15.0	14.3	15.6
Tier 1 leverage ratio	N/A	(c)	4		5.8	5.9	6.0
SLR (d)	N/A	(c)	5		6.8	7.0	7.3

The Bank of New York Mellon regulatory capital ratios: (b)
CET1 ratio	6.5%		7%		16.1%	15.7%	16.2%
Tier 1 capital ratio	8		8.5		16.1	15.7	16.2
Total capital ratio	10		10.5		16.2	16.0	16.3
Tier 1 leverage ratio	5		4		6.4	6.5	6.6
SLR (d)	6		3		7.9	8.2	8.5
(a)    Minimum requirements for June 30, 2024 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.4% at June 30, 2024 and 11.5% at Dec. 31, 2023 under the Advanced Approaches. The decrease was driven by higher risk-weighted assets, partially offset by the increase in capital.

The Tier 1 leverage ratio was 5.8% at June 30, 2024 and 6.0% at Dec. 31, 2023. The decrease reflects higher average assets, partially offset by the increase in capital.

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
Our capital ratios are necessarily subject to, among other things, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of RWA calculations, other refinements, further implementation guidance from regulators, market practices and standards and any changes BNY may make to its businesses. As a consequence of these factors, our capital ratios may materially change, and may be volatile over time and from period to period.

Under the Advanced Approaches, our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.
BNY 37

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	June 30, 2024	March 31, 2024	Dec. 31, 2023
(in millions)
CET1:
Common shareholders’ equity	$36,500	$36,226	$36,427
Adjustments for:
Goodwill and intangible assets (a)	(17,175)	(17,203)	(17,253)
Net pension fund assets	(311)	(302)	(297)
Embedded goodwill	(267)	(269)	(275)
Deferred tax assets	(66)	(61)	(62)
Other	(10)	(8)	(6)
Total CET1	18,671	18,383	18,534
Other Tier 1 capital:
Preferred stock	4,343	4,343	4,343
Other	(8)	(3)	(14)
Total Tier 1 capital	$23,006	$22,723	$22,863
Tier 2 capital:
Subordinated debt	$1,148	$1,148	$1,148
Allowance for credit losses	390	440	414
Other	(6)	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,532	1,587	1,551
Excess of expected credit losses	53	70	85
Less: Allowance for credit losses	390	440	414
Total Tier 2 capital – Advanced Approaches	$1,195	$1,217	$1,222
Total capital:
Standardized Approach	$24,538	$24,310	$24,414
Advanced Approaches	$24,201	$23,940	$24,085

Risk-weighted assets:
Standardized Approach	$164,094	$169,909	$156,178
Advanced Approaches:
Credit Risk	$92,837	$91,980	$87,223
Market Risk	3,291	3,208	3,380
Operational Risk	65,650	70,475	70,925
Total Advanced Approaches	$161,778	$165,663	$161,528

Average assets for Tier 1 leverage ratio	$394,672	$386,148	$383,705
Total leverage exposure for SLR	$336,971	$325,801	$313,555
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q24
(in millions)
CET1 – Beginning of period	$18,383
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,143
Goodwill and intangible assets, net of related deferred tax liabilities	28
Gross CET1 generated	1,171
Capital returned:
Common stock repurchases	(601)
Common stock dividends (a)	(322)
Total capital returned	(923)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	2
Foreign currency translation	(30)
Unrealized gain on cash flow hedges	1
Defined benefit plans	3
Total other comprehensive (loss)	(24)
Additional paid-in capital (b)	84
Other additions (deductions):
Net pension fund assets	(9)
Embedded goodwill	2
Deferred tax assets	(5)
Other	(8)
Total other (deductions)	(20)
Net CET1 generated	288
CET1 – End of period	$18,671
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2024 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2024
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Tier 1 leverage	3		1

SLR	3		2
38 BNY

Stress capital buffer

In July 2023, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2023 through Sept. 30, 2024. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. In June 2024, the Federal Reserve notified BNY that its preliminary SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2024 through Sept. 30, 2025. See “Supervision and Regulation” in our 2023 Annual Report for additional information.

The SCB final rule generally eliminates the requirement for prior approval of common stock repurchases in excess of the distributions in a firm’s capital plan, provided that such distributions are consistent with applicable capital requirements and buffers, including the SCB.

Total Loss-Absorbing Capacity (“TLAC”)

The following summarizes the minimum requirements for BNY’s external TLAC and external long-term debt (“LTD”) ratios, plus currently applicable buffers.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2024
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	29.1%
As a percentage of total leverage exposure	7.5%	9.5%	14.2%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	14.5%
As a percentage of total leverage exposure	4.5%	N/A	7.1%
N/A – Not applicable.

If BNY maintains risk-based ratio or leverage TLAC measures above the minimum required level, but with a risk-based ratio or leverage below the minimum level with buffers, we will face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall and eligible retained income.

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
BNY 39

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

VaR (a)	2Q24			June 30, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$2.0	$3.8	$2.1
Foreign exchange	2.2	1.6	2.9	1.9
Equity	0.1	—	0.2	0.1
Credit	1.4	0.9	1.8	1.1
Diversification	(4.2)	N/M	N/M	(3.6)
Overall portfolio	2.0	1.5	2.9	1.6

VaR (a)	1Q24			March 31, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$1.9	$3.6	$2.0
Foreign exchange	2.2	1.6	3.0	1.9
Equity	0.1	—	0.2	0.1
Credit	1.3	0.9	1.9	1.2
Diversification	(4.3)	N/M	N/M	(3.5)
Overall portfolio	1.8	1.4	2.4	1.7

VaR (a)	2Q23			June 30, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$3.1	$2.0	$5.1	$2.6
Foreign exchange	3.0	2.0	4.5	2.3
Equity	0.1	—	0.3	0.1
Credit	1.4	1.0	2.0	1.3
Diversification	(4.6)	N/M	N/M	(4.0)
Overall portfolio	3.0	1.8	4.9	2.3

VaR (a)	YTD24
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$1.9	$3.8
Foreign exchange	2.2	1.6	3.0
Equity	0.1	—	0.2
Credit	1.3	0.9	1.9
Diversification	(4.2)	N/M	N/M
Overall portfolio	1.9	1.4	2.9

VaR (a)	YTD23
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$2.0	$7.6
Foreign exchange	3.3	2.0	5.7
Equity	0.1	—	0.3
Credit	1.6	0.7	3.5
Diversification	(4.9)	N/M	N/M
Overall portfolio	3.5	1.8	8.9
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
40 BNY

During the second quarter of 2024, interest rate risk generated 40% of average gross VaR, foreign exchange risk generated 35% of average gross VaR, credit risk generated 23% of average gross VaR and equity risk generated 2% of average gross. During the second quarter of 2024, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The number of trading days when trading revenue was more than $5 million increased compared with the second quarter of 2023 primarily due to higher foreign exchange volumes and higher client activity in our fixed income and equity trading business. The number of trading days when trading revenue was more than $5 million increased compared with the first quarter of 2024 primarily due to higher foreign exchange volumes.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2024	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023
Revenue range:	Number of days
Less than $(2.5)	—	—	2	—	—
$(2.5) – $0	2	1	3	5	2
$0 – $2.5	8	19	18	14	15
$2.5 – $5.0	34	30	25	24	37
More than $5.0	19	12	15	20	9
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $9.6 billion at June 30, 2024 and $10.1 billion at Dec. 31, 2023.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $3.4 billion at June 30, 2024 and $6.2 billion at Dec. 31, 2023.

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

At June 30, 2024, our OTC derivative assets, including those in hedging relationships, of $1.4 billion included a credit valuation adjustment (“CVA”) deduction of $12 million. Our OTC derivative liabilities, including those in hedging relationships, of $1.9 billion included a debit valuation adjustment (“DVA”) of $5 million related to our own credit spread. Net of hedges, the CVA increased by less than $1 million and the DVA decreased by less than $1 million in the second quarter of 2024, which decreased investment and other revenue – other trading revenue by less than $1 million. The net impact of the CVA and DVA, net of hedges, did not impact investment and other revenue – other trading revenue in the first quarter of 2024. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the second quarter of 2023.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	June 30, 2024		Dec. 31, 2023
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,233	96%	$2,062	95%
Non-investment grade	45	4%	103	5%
Total	$1,278	100%	$2,165	100%

Asset/liability management

Our diversified business activities include processing securities, accepting deposits, investing in securities, lending, raising money as needed to fund assets and other transactions. The market risks from these
BNY 41

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
The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	June 30, 2024	March 31, 2024	June 30, 2023
Up 100 bps rate shock vs. baseline	$162	$86	$324
Long-term up 100 bps, short-term unchanged	107	98	7
Short-term up 100 bps, long-term unchanged	55	(12)	317
Long-term down 100 bps, short-term unchanged	(109)	(102)	(13)
Short-term down 100 bps, long-term unchanged	(135)	(76)	(346)
Down 100 bps rate shock vs. baseline	(244)	(178)	(358)

At June 30, 2024, the change in the impact of a 100 bps upward or downward shift in rates on net interest income compared with March 31, 2024 was primarily driven by higher deposits and cash balances.

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to noninterest-bearing deposits, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point scenario in the table above by approximately $300 million, and in the down 100 basis point scenario by approximately $200 million. The impact would be smaller if the reduction/increase was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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
42 BNY

Supplemental information – Explanation of GAAP and Non-GAAP financial measures

BNY has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis as a supplement to GAAP information, which exclude goodwill and intangible assets, net of deferred tax liabilities. We believe that the return on tangible common equity – Non-GAAP is additional useful information for investors because it presents a measure of those assets that can generate income, and the tangible book value per common share – Non-GAAP is additional useful information because it presents the level of tangible assets in relation to shares of common stock outstanding.

BNY has also included revenue measures excluding notable items, including the reduction in the fair value of a contingent consideration receivable related to a prior year divestiture and a disposal loss. Expense measures, excluding notable items, including the FDIC special assessment, severance expense and litigation reserves, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

BNY has also included the adjusted pre-tax operating margin – Non-GAAP, which is the pre-tax operating margin for the Investment and Wealth Management business segment, net of distribution and servicing expense that was passed to third parties who distribute or service our managed funds. We believe that this measure is useful when evaluating the performance of the Investment and Wealth Management business segment relative to industry competitors.

BNY 43

Reconciliation of Non-GAAP measures, excluding notable items								YTD24
				2Q24 vs.				vs.
(dollars in millions, except per share amounts)	2Q24	1Q24	2Q23	1Q24	2Q23	YTD24	YTD23	YTD23
Total revenue – GAAP	$4,597	$4,527	$4,504	2%	2%
Less: Disposal (losses) (a)	—	—	(1)
Adjusted total revenue – Non-GAAP	$4,597	$4,527	$4,505	2%	2%

Noninterest expense – GAAP	$3,070	$3,176	$3,111	(3)%	(1)%	$6,246	$6,211	1%
Less: Severance (b)	29	36	26			65	26
Litigation reserves (b)	2	2	36			4	42
FDIC special assessment (b)	(38)	—	—			(38)	—
Adjusted noninterest expense – Non-GAAP	$3,077	$3,138	$3,049	(2)%	1%	$6,215	$6,143	1%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,143	$953	$1,036	20%	10%
Less: Disposal (losses) (a)	—	—	—
Severance (b)	(22)	(27)	(20)
Litigation reserves (b)	—	(2)	(36)
FDIC special assessment (b)	29	—	—
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,136	$982	$1,092	16%	4%

Diluted earnings per common share – GAAP	$1.52	$1.25	$1.31	22%	16%
Less: Disposal (losses) (a)	—	—	—
Severance (b)	(0.03)	(0.04)	(0.02)
Litigation reserves (b)	—	—	(0.05)
FDIC special assessment (b)	$0.04	$—	$—
Total diluted earnings per common share impact of notable items	0.01	(0.04)	(0.07)
Adjusted diluted earnings per common share – Non-GAAP	$1.51	$1.29	$1.38	17%	9%
(a)    Reflected in investment and other revenue.
(b)    Severance is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
Income before taxes – GAAP	$1,527	$1,324	$1,388	$2,851	$2,676
Impact of notable items (a)	7	(38)	(63)	(31)	(70)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,520	$1,362	$1,451	$2,882	$2,746

Total revenue – GAAP	$4,597	$4,527	$4,504	$9,124	$8,919
Impact of notable items (a)	—	—	(1)	—	(2)
Adjusted total revenue, excluding notable items – Non-GAAP	$4,597	$4,527	$4,505	$9,124	$8,921

Pre-tax operating margin – GAAP (b)	33%	29%	31%	31%	30%
Adjusted pre-tax operating margin – Non-GAAP (b)	33%	30%	32%	32%	31%
(a)    See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.
44 BNY

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q24	1Q24	2Q23	YTD24	YTD23
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,143	$953	$1,036	$2,096	$1,947
Add: Amortization of intangible assets	13	12	14	25	28
Less: Tax impact of amortization of intangible assets	3	3	4	6	7
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,153	962	1,046	$2,115	$1,968
Impact of notable items (a)	7	(29)	(56)	(22)	(60)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,146	$991	$1,102	$2,137	$2,028

Average common shareholders’ equity	$36,044	$35,905	$35,655	$35,975	$35,569
Less: Average goodwill	16,229	16,238	16,219	16,234	16,190
Average intangible assets	2,834	2,848	2,888	2,841	2,894
Add: Deferred tax liability – tax deductible goodwill	1,213	1,209	1,193	1,213	1,193
Deferred tax liability – intangible assets	655	655	660	655	660
Average tangible common shareholders’ equity – Non-GAAP	$18,849	$18,683	$18,401	$18,768	$18,338

Return on common equity – GAAP (b)	12.7%	10.7%	11.7%	11.7%	11.0%
Adjusted return on common equity – Non-GAAP (b)	12.7%	11.0%	12.3%	11.8%	11.4%
Return on tangible common equity – Non-GAAP (b)	24.6%	20.7%	22.8%	22.7%	21.7%
Adjusted return on tangible common equity – Non-GAAP (b)	24.4%	21.3%	24.1%	22.9%	22.3%
(a)    See page 44 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2024	March 31, 2024	Dec. 31, 2023	June 30, 2023
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$40,843	$40,569	$40,770	$40,824
Less: Preferred stock	4,343	4,343	4,343	4,838
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	36,500	36,226	36,427	35,986
Less: Goodwill	16,217	16,228	16,261	16,246
Intangible assets	2,826	2,839	2,854	2,881
Add: Deferred tax liability – tax deductible goodwill	1,213	1,209	1,205	1,193
Deferred tax liability – intangible assets	655	655	657	660
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$19,325	$19,023	$19,174	$18,712

Period-end common shares outstanding (in thousands)	737,957	747,816	759,344	778,782

Book value per common share – GAAP	$49.46	$48.44	$47.97	$46.21
Tangible book value per common share – Non-GAAP	$26.19	$25.44	$25.25	$24.03

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			2Q24 vs.
(dollars in millions)	2Q24	2Q23	2Q23
Investment management and performance fees – GAAP	$761	$762	—%
Impact of changes in foreign currency exchange rates	—	(1)
Adjusted investment management and performance fees – Non-GAAP	$761	$761	—%
BNY 45

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			2Q24 vs.
(dollars in millions)	2Q24	2Q23	2Q23
Investment management and performance fees – GAAP	$762	$763	—%
Impact of changes in foreign currency exchange rates	—	(1)
Adjusted investment management and performance fees – Non-GAAP	$762	$762	—%

The following table presents the reconciliations of income before income taxes, total revenue and the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	2Q24	1Q24	3Q23	2Q23	YTD24	YTD23
Income before income taxes – GAAP	$149	$107	$164	$130	$256	$223

Total revenue – GAAP	$821	$846	$830	$816	$1,667	$1,646
Less: Distribution and servicing expense	88	96	87	93	184	179
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$733	$750	$743	$723	$1,483	$1,467

Pre-tax operating margin – GAAP (a)	18%	13%	20%	16%	15%	14%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	20%	14%	22%	18%	17%	15%
(a)    Income before income taxes divided by total revenue.

Pre-tax operating margin reconciliation, excluding notable items – Investment and Wealth Management business segment
(dollars in millions)	4Q23
(Loss) before income taxes – GAAP	$(4)
Less: Reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (a)	(144)
Severance expense (b)	(12)
Adjusted income before income taxes – Non-GAAP	$152

Total revenue – GAAP	$679
Less: Reduction in the fair value of a contingent consideration receivable related to a prior year divestiture (a)	(144)
Adjusted total revenue – Non-GAAP	$823
Less: Distribution and servicing expense	89
Adjusted total revenue excluding notable items, net of distribution and servicing expense – Non-GAAP	$734

Pre-tax operating margin – GAAP (c)	(1)%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (c)	(1)%
Adjusted pre-tax operating margin, net of distribution and servicing expense and excluding notable items – Non-GAAP (c)	21%
(a)    Reflected in investment and other revenue on the consolidated income statement.
(b)    Reflected in staff expense on the consolidated income statement.
(c)    Income before income taxes divided by total revenue.

46 BNY

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of June 30, 2024.

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

This ASU is effective for annual periods beginning after Dec. 15, 2023 and interim periods beginning in 2025, with early adoption permitted. BNY is currently evaluating this guidance and the impact on the business segment disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a company to disclose, on an annual basis, additional disaggregated information related to the existing disclosures for the effective income tax rate reconciliation and income taxes paid.

This ASU is effective on a prospective basis, with a retrospective option, for annual periods beginning after Dec. 15, 2024, and interim periods within fiscal years beginning after Dec. 15, 2025. BNY is currently evaluating this guidance and the impact on the income tax disclosures.

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2024, and “Supervision and Regulation” in our 2023 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY.

SEC Amendments to Regulation S-P

On May 16, 2024, the SEC adopted amendments (the “S-P Amendments”) to Regulation S-P, which governs the safeguarding, treatment and disposal of customer records and information by certain financial institutions, to enhance the protection of customer financial information and establish a federal minimum standard for data breach notifications to affected individuals by brokers, dealers, investment companies, registered investment advisers and transfer agents (“S-P covered institutions”). The S-P Amendments: (i) extend certain requirements of Regulation S-P to transfer agents registered with the SEC or another appropriate regulatory agency; (ii) require S-P covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (iii) set forth a data breach notification requirement that requires S-P covered institutions to notify affected individuals whose customer information was, or is reasonably likely to have been, accessed or used without authorization (subject to certain exceptions) within 30 days after the S-P covered institution becomes aware that unauthorized access to or use of customer information has, or is reasonably likely to have, occurred; (iv) broaden the group of customers whose information is protected; (v) address the use of service providers by S-P covered institutions; and (vi) codify an existing statutory exemption to the requirement to provide annual privacy notices to customers. The S-P Amendments are effective as of Aug. 2, 2024 and BNY will have 18 months to come into compliance. BNY is evaluating the impact of the S-P Amendments.

BNY 47

EU Basel 3.1 Implementation: CRR3/CRD6

On June 19, 2024, the texts of the Capital Requirements Regulation (“CRR”) III and Capital Requirements Directive (“CRD”) VI, were formally published in the Official Journal of the EU. Through these regulations, the EU will implement the Basel 3.1 standards, which affect the capital and liquidity requirements of European banking entities, including The Bank of New York Mellon SA/NV, and will restrict the provision of prescribed core banking services (including lending, the provision of guarantees and commitments, and the taking of deposits or other repayable funds) by non-EU entities to EU customers, except where these services are provided through an authorized EU branch or where an exemption applies. The new regime will enter into force in phases beginning July 9, 2024 through to Jan. 11, 2027. BNY is assessing the impact of the rules.

EU Corporate Sustainability Due Diligence Directive

On May 24, 2024, the Council of the European Union formally adopted the Corporate Sustainability Due Diligence Directive (“CSDDD”). CSDDD applies to large EU companies and non-EU companies with significant EU activity. In-scope companies will be required to comply with due diligence obligations for their operations and for their upstream chains of activities and to adopt a transition plan for climate change mitigation. In addition to penalties for non-compliance, CSDDD will subject in-scope companies to potential civil liability, including potential injunctive relief and monetary damages. Publication of CSDDD in the Official Journal of the EU and entry into force is expected in or around the third quarter of 2024. CSDDD will apply on a phased-in basis starting three years after CSDDD’s entry into force, dependent on a company’s number of employees and net worldwide or EU turnover. BNY is assessing the potential impact of CSDDD on its business.

FDIC Amendments to Resolution Planning Rules

On June 20, 2024, the FDIC issued a final rule amending its resolution planning rule applicable to covered insured depository institutions (“IDIs”). The amended rule: (i) adjusts the frequency of resolution plan submissions by IDIs affiliated with a U.S. global systemically important banking organization (“US GSIB”), including The Bank of New York Mellon, from a 3-year cycle to a 2-year cycle; (ii) expands resolution plan content requirements; (iii) requires
IDIs to provide the FDIC with notice within 45 days of certain “extraordinary events”; and (iv) revises certain definitions to be more consistent with similar concepts and approaches under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The final rule will be effective Oct. 1, 2024. We are evaluating the impact of the final rule.

Website information

Our website is www.bny.com. We currently make available the following information under the Investor Relations portion of our website. With respect to filings with the Securities and Exchange Commission (“SEC”), we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
•All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as well as proxy statements and SEC Forms 3, 4 and 5;
•Our earnings materials and selected management conference calls and presentations;
•Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Liquidity Coverage Ratio Disclosures; Net Stable Funding Ratio Disclosures; Federal Financial Institutions Examination Council – Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY and The Bank of New York Mellon; and
•Our Corporate Governance Guidelines, Amended and Restated By-Laws, Directors’ Code of Conduct and the Charters of the Audit, Finance, Corporate Governance, Nominating and Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

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
48 BNY

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in millions)
Fee and other revenue
Investment services fees	$2,359	$2,278	$2,252	$4,637	$4,371
Investment management and performance fees	761	776	762	1,537	1,538
Foreign exchange revenue	184	152	158	336	334
Financing-related fees	53	57	50	110	102
Distribution and servicing fees	41	42	35	83	68
Total fee revenue	3,398	3,305	3,257	6,703	6,413
Investment and other revenue (a)	169	182	147	351	278
Total fee and other revenue (a)	3,567	3,487	3,404	7,054	6,691
Net interest income
Interest income	6,392	6,096	5,224	12,488	9,166
Interest expense	5,362	5,056	4,124	10,418	6,938
Net interest income	1,030	1,040	1,100	2,070	2,228
Total revenue (a)	4,597	4,527	4,504	9,124	8,919
Provision for credit losses	—	27	5	27	32
Noninterest expense
Staff	1,720	1,857	1,718	3,577	3,509
Software and equipment	476	475	450	951	879
Professional, legal and other purchased services	374	349	378	723	753
Net occupancy	134	124	121	258	240
Sub-custodian and clearing	134	119	119	253	237
Distribution and servicing	88	96	93	184	178
Business development	50	36	47	86	86
Bank assessment charges	(7)	17	41	10	81
Amortization of intangible assets	13	12	14	25	28
Other	88	91	130	179	220
Total noninterest expense	3,070	3,176	3,111	6,246	6,211
Income
Income before income taxes (a)	1,527	1,324	1,388	2,851	2,676
Provision for income taxes (a)	357	297	315	654	621
Net income (a)	1,170	1,027	1,073	2,197	2,055
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(2)	(2)	(1)	(4)	(1)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,168	1,025	1,072	2,193	2,054
Preferred stock dividends	(25)	(72)	(36)	(97)	(107)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$1,143	$953	$1,036	$2,096	$1,947
(a)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
BNY 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,143	$953	$1,036	$2,096	$1,947
Less: Earnings allocated to participating securities	—	—	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$1,143	$953	$1,036	$2,096	$1,947

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in thousands)
Basic	746,904	756,937	787,718	751,961	795,512
Common stock equivalents	4,692	5,331	3,097	4,909	3,738
Less: Participating securities	—	—	(90)	—	(93)
Diluted	751,596	762,268	790,725	756,870	799,157

Anti-dilutive securities (a)	578	1,604	7,059	1,266	5,824
(a)    Represents restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation (a)	Quarter ended			Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in dollars)
Basic	$1.53	$1.26	$1.32	$2.79	$2.45
Diluted	$1.52	$1.25	$1.31	$2.77	$2.44
(a)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in millions)
Net income (a)	$1,170	$1,027	$1,073	$2,197	$2,055
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30)	(91)	97	(121)	200
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain arising during the period	(11)	103	(157)	92	160
Reclassification adjustment	13	1	—	14	1
Total unrealized gain on assets available-for-sale	2	104	(157)	106	161
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	3	3	(2)	6	(5)
Total defined benefit plans	3	3	(2)	6	(5)
Net unrealized gain (loss) on cash flow hedges	1	1	3	2	8
Total other comprehensive (loss) income, net of tax (b)	(24)	17	(59)	(7)	364
Total comprehensive income	1,146	1,044	1,014	2,190	2,419
Net (income) loss attributable to noncontrolling interests	(2)	(2)	(1)	(4)	(1)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,144	$1,042	$1,013	$2,186	$2,418
(a)    Results for the quarter ended June 30, 2023 and the six months ended June 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(24) million for the quarter ended June 30, 2024, $17 million for the quarter ended March 31, 2024, $(59) million for the quarter ended June 30, 2023, $(7) million for the six months ended June 30, 2024 and $364 million for the six months ended June 30, 2023.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $27 and $18	$5,311	$4,922
Interest-bearing deposits with the Federal Reserve and other central banks	116,139	111,550
Interest-bearing deposits with banks, net of allowance for credit losses of $1 and $2 (includes restricted of $2,026 and $3,420)	11,488	12,139
Federal funds sold and securities purchased under resale agreements	29,723	28,900
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of $1 and $1 (fair value of $41,287 and $44,711)	46,429	49,578
Available-for-sale, at fair value (amortized cost of $94,566 and $80,678, net of allowance for credit losses of $5 and less than $1)	90,421	76,817
Total securities	136,850	126,395
Trading assets	9,609	10,058
Loans	70,642	66,879
Allowance for credit losses	(286)	(303)
Net loans	70,356	66,576
Premises and equipment	3,267	3,163
Accrued interest receivable	1,253	1,150
Goodwill	16,217	16,261
Intangible assets	2,826	2,854
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $1,577 and $1,261, at fair value)	25,500	25,909
Total assets	$428,539	$409,877
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$58,029	$58,274
Interest-bearing deposits in U.S. offices	149,115	132,616
Interest-bearing deposits in non-U.S. offices	97,167	92,779
Total deposits	304,311	283,669
Federal funds purchased and securities sold under repurchase agreements	15,701	14,507
Trading liabilities	3,372	6,226
Payables to customers and broker-dealers	17,569	18,395
Commercial paper	301	—
Other borrowed funds	280	479
Accrued taxes and other expenses	4,729	5,411
Other liabilities (including allowance for credit losses on lending-related commitments of $73 and $87, also includes $63 and $195, at fair value)	10,208	9,028
Long-term debt	30,947	31,257
Total liabilities	387,418	368,972
Temporary equity
Redeemable noncontrolling interests	92	85
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 43,826 and 43,826 shares	4,343	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,409,173,568 and 1,402,429,447 shares	14	14
Additional paid-in capital	29,139	28,908
Retained earnings	40,999	39,549
Accumulated other comprehensive loss, net of tax	(4,900)	(4,893)
Less: Treasury stock of 671,216,069 and 643,085,355 common shares, at cost	(28,752)	(27,151)
Total The Bank of New York Mellon Corporation shareholders’ equity	40,843	40,770
Nonredeemable noncontrolling interests of consolidated investment management funds	186	50
Total permanent equity	41,029	40,820
Total liabilities, temporary equity and permanent equity	$428,539	$409,877

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2024	2023
Operating activities
Net income (a)	$2,197	$2,055
Net (income) attributable to noncontrolling interests	(4)	(1)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	2,193	2,054
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	27	32
Pension plan contributions	(3)	(3)
Depreciation and amortization	924	800
Deferred tax (benefit) expense	(32)	53
Net securities losses	18	1
Change in trading assets and liabilities	(2,502)	91
Change in accruals and other, net (a)	(1,176)	(88)
Net cash (used for) provided by operating activities	(551)	2,940
Investing activities
Change in interest-bearing deposits with banks	(1,031)	2,144
Change in interest-bearing deposits with the Federal Reserve and other central banks	(6,180)	(26,819)
Purchases of securities held-to-maturity	(301)	(273)
Paydowns of securities held-to-maturity	2,040	2,298
Maturities of securities held-to-maturity	1,578	934
Purchases of securities available-for-sale	(26,130)	(12,922)
Sales of securities available-for-sale	2,558	7,947
Paydowns of securities available-for-sale	2,779	1,834
Maturities of securities available-for-sale	8,249	10,072
Net change in loans	(3,861)	1,591
Change in federal funds sold and securities purchased under resale agreements	(835)	(11,076)
Net change in seed capital investments	50	13
Purchases of premises and equipment/capitalized software	(681)	(615)
Other, net	451	(223)
Net cash (used for) investing activities	(21,314)	(25,095)
Financing activities
Change in deposits	22,943	12,808
Change in federal funds purchased and securities sold under repurchase agreements	1,218	8,992
Change in payables to customers and broker-dealers	(826)	(2,341)
Change in other borrowed funds	(180)	986
Change in commercial paper	301	—
Net proceeds from the issuance of long-term debt	2,494	4,493
Repayments, redemptions and repurchases of long-term debt	(2,613)	(2,503)
Issuance of common stock	8	8
Treasury stock acquired	(1,589)	(1,704)
Common cash dividends paid	(646)	(601)
Preferred cash dividends paid	(97)	(107)
Other, net	7	(4)
Net cash provided by financing activities	21,020	20,027
Effect of exchange rate changes on cash	(160)	211
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(1,005)	(1,917)
Cash and due from banks and restricted cash at beginning of period	8,342	11,529
Cash and due from banks and restricted cash at end of period	$7,337	$9,612
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,311	$5,720
Restricted cash at end of period	2,026	3,892
Cash and due from banks and restricted cash at end of period	$7,337	$9,612
Supplemental disclosures
Interest paid	$10,376	$6,691
Income taxes paid	640	403
Income taxes refunded	17	8
(a)    Information for the six months ended June 30, 2023 was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2024	$4,343	$14	$29,055	$40,178	$(4,876)	$(28,145)	$111	$40,680	(a)	$82
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		12
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(1)
Other net changes in noncontrolling interests	—	—	2	—	—	—	73	75		(2)
Net income	—	—	—	1,168	—	—	2	1,170		—
Other comprehensive (loss)	—	—	—	—	(24)	—	—	(24)		—
Dividends:
Common stock at $0.42 per share (b)	—	—	—	(322)	—	—	—	(322)		—
Preferred stock	—	—	—	(25)	—	—	—	(25)		—
Repurchase of common stock	—	—	—	—	—	(601)	—	(601)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	77	—	—	—	—	77		—
Excise tax on share repurchases	—	—	—	—	—	(6)	—	(6)		—
Other	—	—	—	—	—	—	—	—		1
Balance at June 30, 2024	$4,343	$14	$29,139	$40,999	$(4,900)	$(28,752)	$186	$41,029	(a)	$92
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,226 million at March 31, 2024 and $36,500 million at June 30, 2024.
(b)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2023	$4,343	$14	$28,908	$39,549	$(4,893)	$(27,151)	$50	$40,820	(a)	$85
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(17)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	59	54		5
Net income	—	—	—	1,025	—	—	2	1,027		—
Other comprehensive income	—	—	—	—	17	—	—	17		—
Dividends:
Common stock at $0.42 per share (b)	—	—	—	(324)	—	—	—	(324)		—
Preferred stock	—	—	—	(72)	—	—	—	(72)		—
Repurchase of common stock	—	—	—	—	—	(988)	—	(988)		—
Common stock issued under employee benefit plans	—	—	7	—	—	—	—	7		—
Stock-based compensation	—	—	168	—	—	—	—	168		—
Excise tax on share repurchases	—	—	—	—	—	(6)	—	(6)		—
Other	—	—	(23)	—	—	—	—	(23)		(1)
Balance at March 31, 2024	$4,343	$14	$29,055	$40,178	$(4,876)	$(28,145)	$111	$40,680	(a)	$82
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,427 million at Dec. 31, 2023 and $36,226 million at March 31, 2024.
(b)    Includes dividend equivalents on share-based awards.
54 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at March 31, 2023 (a)	$4,838	$14	$28,650	$38,350	$(5,543)	$(25,790)	$72	$40,591	(b)	$96
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		7
Other net changes in noncontrolling interests	—	—	2	—	—	—	(8)	(6)		(1)
Net income (a)	—	—	—	1,072	—	—	1	1,073		—
Other comprehensive (loss)	—	—	—	—	(59)	—	—	(59)		—
Dividends:
Common stock at $0.37 per share (c)	—	—	—	(297)	—	—	—	(297)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(448)	—	(448)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	69	—	—	—	—	69		—
Excise tax on share repurchases	—	—	—	—	—	(4)	—	(4)		—
Other	—	—	—	1	—	—	—	1		2
Balance at June 30, 2023 (a)	$4,838	$14	$28,726	$39,090	$(5,602)	$(26,242)	$65	$40,889	(b)	$104
(a)    Retained earnings and net income were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,681 million at March 31, 2023 and $35,986 million at June 30, 2023.
(c)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2023	$4,343	$14	$28,908	$39,549	$(4,893)	$(27,151)	$50	$40,820	(a)	$85
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		22
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(18)
Other net changes in noncontrolling interests	—	—	(3)	—	—	—	132	129		3
Net income	—	—	—	2,193	—	—	4	2,197		—
Other comprehensive (loss)	—	—	—	—	(7)	—	—	(7)		—
Dividends:
Common stock at $0.84 per share (b)	—	—	—	(646)	—	—	—	(646)		—
Preferred stock	—	—	—	(97)	—	—	—	(97)		—
Repurchase of common stock	—	—	—	—	—	(1,589)	—	(1,589)		—
Common stock issued under employee benefit plans	—	—	12	—	—	—	—	12		—
Stock-based compensation	—	—	245	—	—	—	—	245		—
Excise tax on share repurchases	—	—	—	—	—	(12)	—	(12)		—
Other	—	—	(23)	—	—	—	—	(23)		—
Balance at June 30, 2024	$4,343	$14	$29,139	$40,999	$(4,900)	$(28,752)	$186	$41,029	(a)	$92
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,427 million at Dec. 31, 2023 and $36,500 million at June 30, 2024.
(b)    Includes dividend equivalents on share-based awards.

BNY 55

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2022 (a)	$4,838	$14	$28,508	$37,743	$(5,966)	$(24,524)	$7	$40,620	(b)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		17
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(6)	—	—	—	57	51		8
Net income (a)	—	—	—	2,054	—	—	1	2,055		—
Other comprehensive income	—	—	—	—	364	—	—	364		—
Dividends:
Common stock at $0.74 per share (c)	—	—	—	(601)	—	—	—	(601)		—
Preferred stock	—	—	—	(107)	—	—	—	(107)		—
Repurchase of common stock	—	—	—	—	—	(1,704)	—	(1,704)		—
Common stock issued under employee benefit plans	—	—	10	—	—	—	—	10		—
Stock-based compensation	—	—	214	—	—	—	—	214		—
Excise tax on share repurchases	—	—	—	—	—	(14)	—	(14)		—
Other	—	—	—	1	—	—	—	1		4
Balance at June 30, 2023 (a)	$4,838	$14	$28,726	$39,090	$(5,602)	$(26,242)	$65	$40,889	(b)	$104
(a)    Retained earnings and net income were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,775 million at Dec. 31, 2022 and $35,986 million at June 30, 2023.
(c)    Includes dividend equivalents on share-based awards.

See accompanying unaudited Notes to Consolidated Financial Statements.
56 BNY

Notes to Consolidated Financial Statements

Note 1–Basis of presentation

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not to its subsidiaries.

Basis of presentation

The accounting and financial reporting policies of BNY, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2023 (the “2023 Annual Report”).

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
BNY 57

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported income statement amounts.

Consolidated Income Statement	Previously reported		Adjustment		Restated
(in millions)	2Q23	YTD23	2Q23	YTD23	2Q23	YTD23
Investment and other revenue	$97	$176	$50	$102	$147	$278
Total fee and other revenue	3,354	6,589	50	102	3,404	6,691
Total revenue	4,454	8,817	50	102	4,504	8,919
Income before income taxes	1,338	2,574	50	102	1,388	2,676
Provision for income taxes	270	530	45	91	315	621
Net income	1,068	2,044	5	11	1,073	2,055
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,067	2,043	5	11	1,072	2,054
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,031	1,936	5	11	1,036	1,947

The table below presents the impact of the new accounting guidance on our previously reported earnings per share applicable to common shareholders.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Previously reported		Restated
(in dollars)	2Q23	YTD23	2Q23	YTD23
Basic	$1.31	$2.43	$1.32	$2.45
Diluted	1.30	2.42	1.31	2.44

The table below presents the impact of the new accounting guidance on our previously reported retained earnings.

Retained Earnings	Previously Reported	Adjustment	Restated
(in millions)
Dec. 31, 2022	$37,864	$(121)	$37,743
March 31, 2023	38,465	(115)	38,350
June 30, 2023	39,199	(109)	39,090

See Note 2 of the Notes to Consolidated Financial Statements in our first quarter 2024 Form 10-Q for the impacts to the first quarter 2023 and fourth quarter 2023 income statement amounts and earnings per share and the impacts to the Dec. 31, 2023 balance sheet amounts.

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth.

At June 30, 2024, we are potentially obligated to pay additional consideration which is recorded at fair value totaling approximately $20 million and, using reasonable assumptions and estimates, could range from $15 million to $20 million over the next year. Contingent payments totaled $5 million in the first six months of 2024 and we recorded $1 million of increases to contingent earnout payables reflected in other expense.

At June 30, 2024, we could potentially receive additional consideration which is recorded at fair value totaling approximately $30 million and, using reasonable assumptions and estimates, could range from $20 million to $40 million over the next four years. There were no contingent receipts in the first six months of 2024.

See Note 3 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for additional information.
58 BNY

Notes to Consolidated Financial Statements (continued)

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2024 and Dec. 31, 2023.

Securities at June 30, 2024		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$25,643	$15	$707	$24,951
U.S. Treasury	21,254	45	1,809	19,490
Agency residential mortgage-backed securities (“RMBS”)	17,319	99	527	16,891
Agency commercial mortgage-backed securities (“MBS”)	8,045	58	555	7,548
Foreign covered bonds	7,484	12	167	7,329
Collateralized loan obligations (“CLOs”)	6,355	15	—	6,370
Non-agency commercial MBS	3,096	1	278	2,819
U.S. government agencies	2,678	34	160	2,552
Non-agency RMBS	1,799	28	180	1,647
Other asset-backed securities (“ABS”)	892	—	69	823
Other debt securities	1	—	—	1
Total securities available-for-sale (b)(c)	$94,566	$307	$4,452	$90,421
Held-to-maturity:
Agency RMBS	$27,816	$1	$3,827	$23,990
U.S. Treasury	8,161	—	567	7,594
U.S. government agencies	4,141	—	395	3,746
Agency commercial MBS	3,506	—	296	3,210
Non-U.S. government (a)	1,788	—	58	1,730
CLOs	983	1	—	984
Non-agency RMBS	23	1	1	23
Other debt securities	11	—	1	10
Total securities held-to-maturity	$46,429	$3	$5,145	$41,287
Total securities	$140,995	$310	$9,597	$131,708
(a)    Includes supranational securities.
(b)    The amortized cost of available-for-sale securities is net of the allowance for credit losses of $5 million. The allowance for credit loss relates to non-agency commercial MBS and non-agency RMBS.
(c)    Includes gross unrealized gains of $210 million and gross unrealized losses of $130 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, agency commercial MBS and U.S. Treasury securities. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest income over the contractual lives of the securities.

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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
Realized gross gains	$6	$4	$4	$10	$18
Realized gross losses	(23)	(5)	(4)	(28)	(19)
Total net securities (losses)	$(17)	$(1)	$—	$(18)	$(1)

BNY 59

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
U.S. Treasury	$(11)	$(1)	$—	$(12)	$(8)
Non-agency RMBS	—	—	—	—	2
Other	(6)	—	—	(6)	5
Total net securities (losses)	$(17)	$(1)	$—	$(18)	$(1)

Allowance for credit losses – Securities

The allowance for credit losses related to securities was $6 million at June 30, 2024 and relates to non-agency commercial MBS and non-agency RMBS securities. The allowance for credit losses related to securities was $1 million at Dec. 31, 2023 and relates to non-agency RMBS and other debt securities.
Credit quality indicators – Securities

At June 30, 2024, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $130 million of the unrealized losses at June 30, 2024 and $146 million at Dec. 31, 2023 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Non-U.S. government (a)	$9,816	$71	$11,529	$636	$21,345	$707
U.S. Treasury	4,662	59	14,580	1,750	19,242	1,809
Agency RMBS	5,812	69	8,123	458	13,935	527
Agency commercial MBS	210	1	6,958	554	7,168	555
Foreign covered bonds	1,886	9	2,731	158	4,617	167
Non-agency commercial MBS	163	1	2,456	277	2,619	278
U.S. government agencies	394	4	1,726	156	2,120	160
Non-agency RMBS	93	—	1,159	180	1,252	180
Other ABS	—	—	749	69	749	69
Total securities available-for-sale (b)	$23,036	$214	$50,011	$4,238	$73,047	$4,452
(a)    Includes supranational securities.
(b)    Includes $130 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest income over the contractual lives of the securities.

60 BNY

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

Held-to-maturity securities portfolio at June 30, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$27,816	$(3,826)	100%	—%	—%	—%	—%
U.S. Treasury	8,161	(567)	100	—	—	—	—
U.S. government agencies	4,141	(395)	100	—	—	—	—
Agency commercial MBS	3,506	(296)	100	—	—	—	—
Non-U.S. government (b)(c)	1,788	(58)	100	—	—	—	—
CLOs	983	1	100	—	—	—	—
Non-agency RMBS	23	—	24	53	2	17	4
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$46,429	$(5,142)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to Germany, UK, the Netherlands and France.

BNY 61

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

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2024
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$1,956	1.01%	$13,336	1.89%	$2,275	2.93%	$1,923	2.92%	$19,490	2.04%
Non-U.S. government (b)	5,002	2.26	16,303	3.09	3,333	2.45	313	3.48	24,951	2.84
Foreign covered bonds	1,082	3.26	5,780	3.40	467	2.36	—	—	7,329	3.31
U.S. government agencies	69	1.47	1,625	3.86	858	2.78	—	—	2,552	3.41
Other debt securities	—	—	—	—	—	—	1	4.94	1	4.94
Mortgage-backed securities:
Agency RMBS									16,891	5.17
Non-agency RMBS									1,647	4.41
Agency commercial MBS									7,548	3.06
Non-agency commercial MBS									2,819	3.41
CLOs									6,370	6.79
Other ABS									823	2.24
Total securities available-for-sale	$8,109	2.09%	$37,044	2.72%	$6,933	2.65%	$2,237	2.98%	$90,421	3.47%
Held-to-maturity:
U.S. Treasury	$2,215	1.29%	$5,215	1.22%	$731	0.95%	$—	—%	$8,161	1.22%
U.S. government agencies	903	1.20	2,549	1.57	476	1.51	213	1.99	4,141	1.50
Non-U.S. government (b)	878	0.96	834	1.45	76	0.59	—	—	1,788	1.17
Other debt securities	—	—	—	—	11	3.76	—	—	11	3.76
Mortgage-backed securities:
Agency RMBS									27,816	2.33
Non-agency RMBS									23	4.36
Agency commercial MBS									3,506	2.59
CLOs									983	6.73
Total securities held-to-maturity	$3,996	1.20%	$8,598	1.35%	$1,294	1.16%	$213	1.99%	$46,429	2.13%
Total securities	$12,105	1.79%	$45,642	2.47%	$8,227	2.43%	$2,450	2.91%	$136,850	3.03%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

62 BNY

Notes to Consolidated Financial Statements (continued)

Pledged assets

At June 30, 2024, BNY had pledged assets of $140 billion, including $93 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $9 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2024 included $122 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY regularly moves assets in and out of its pledged assets account at the Federal Reserve as there have been no borrowings.

At Dec. 31, 2023, BNY had pledged assets of $134 billion, including $93 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $9 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2023 included $116 billion of securities, $13 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At June 30, 2024 and Dec. 31, 2023, pledged assets included $24 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2024 and Dec. 31, 2023, the market value of the securities received that can be sold or repledged was $226 billion and $212 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2024 and Dec. 31, 2023, the market value of securities collateral sold or repledged was $200 billion and $180 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2024 and Dec. 31, 2023, cash segregated under federal and other regulations or requirements was $2 billion and $3 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $3 billion at June 30, 2024 and $3 billion at Dec. 31, 2023. Restricted securities were sourced from securities purchased under resale agreements and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2024	Dec. 31, 2023
(in millions)
Commercial	$2,247	$2,112
Commercial real estate	6,942	6,760
Financial institutions	12,169	10,521
Lease financings	600	599
Wealth management loans	8,823	9,109
Wealth management mortgages	9,018	9,131
Other residential mortgages	1,119	1,166
Capital call financing	4,106	3,700
Other	2,837	2,717
Overdrafts	3,193	3,053
Margin loans	19,588	18,011
Total loans (a)	$70,642	$66,879
(a)    Net of unearned income of $251 million at June 30, 2024 and $268 million at Dec. 31, 2023 primarily related to lease financings.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
BNY 63

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

Allowance for credit losses activity for the quarter ended June 30, 2024					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$24	$347	$17	$—	$1	$7	$3	$4	$403
Charge-offs	—	(43)	—	—	—	—	—	—	(43)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(43)	—	—	—	—	—	—	(43)
Provision (a)(b)	3	(6)	4	—	—	(1)	—	(1)	(1)
Ending balance	$27	$298	$21	$—	$1	$6	$3	$3	$359
Allowance for:
Loan losses	$16	$247	$12	$—	$1	$5	$3	$2	$286
Lending-related commitments	11	51	9	—	—	1	—	1	73
Individually evaluated for impairment:
Loan balance (c)	$—	$287	$—	$—	$—	$13	$1	$—	$301
Allowance for loan losses	—	73	—	—	—	—	—	—	73
(a)    Does not include the provision for credit losses related to other financial instruments of $1 million for the quarter ended June 30, 2024.
(b)    The methodology used to allocate the qualitative reserves was modified in the second quarter of 2024 to align certain specifically identifiable qualitative reserves with the respective class of financing receivables. The methodology change primarily impacted the reserve for commercial real estate portfolio (decreased $10 million) and the reserve for financial institutions (increased $10 million).
(c)    Includes collateral-dependent loans of $301 million with $265 million of collateral value.

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

64 BNY

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
(b)    Includes collateral-dependent loans of $113 million with $167 million of collateral at fair value.

Allowance for credit losses activity for the six months ended June 30, 2024							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$27	$325	$19	$1	$1	$9	$4	$4	$390
Charge-offs	—	(43)	—	—	—	(1)	—	—	(44)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(43)	—	—	—	(1)	—	—	(44)
Provision (a)	—	16	2	(1)	—	(2)	(1)	(1)	13
Ending balance	$27	$298	$21	$—	$1	$6	$3	$3	$359
(a)    Does not include provision for credit losses related to other financial instruments of $14 million for the six months ended June 30, 2024.

Allowance for credit losses activity for the six months ended June 30, 2023							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	1	—	—	—	—	—	2	—	3
Net recoveries (charge-offs)	1	—	—	—	—	—	(1)	—	—
Provision (a)	2	15	8	—	—	3	2	(2)	28
Ending balance	$21	$199	$32	$1	$1	$15	$9	$4	$282
(a)    Does not include provision for credit losses related to other financial instruments of $4 million for the six months ended June 30, 2023.
Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2024			Dec. 31, 2023
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$185	$—	$185	$189	$—	$189
Other residential mortgages	20	1	21	23	1	24
Wealth management mortgages	6	14	20	7	12	19
Total nonperforming loans	211	15	226	219	13	232
Other assets owned	—	1	1	—	5	5
Total nonperforming assets	$211	$16	$227	$219	$18	$237
BNY 65

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2024				Dec. 31, 2023
	Days past due			Total past due	Days past due				Total past due
(in millions)	30-59	60-89	≥90		30-59		60-89	≥90
Wealth management loans	$45	$—	$—	$45	$52		$—	$—	$52
Commercial real estate	16	—	—	16	9		3	—	12
Other residential mortgages	11	1	—	12	7		1	—	8
Wealth management mortgages	—	8	—	8	26		3	—	29
Financial institutions	—	—	—	—	339	(a)	—	—	339
Total past due loans	$72	$9	$—	$81	$433		$7	$—	$440
(a)    Past due financial institution loans have been collected since Dec. 31, 2023.

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the second quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $1 million, by extending the maturity date.

At June 30, 2024, other residential mortgage loans that were modified in the previous 12 months and that are now past due by more than 90 days totaled $1 million.
In the first quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $15 million, by extending the maturity dates. We also modified one residential mortgage loan, with an aggregate recorded investment of less than $1 million, by providing payment modifications and extending the maturity date.

In the second quarter of 2023, we modified one commercial real estate loan, with a recorded investment of $59 million and an unfunded lending commitment of $15 million, by extending the maturity date. We also modified two residential mortgage loans, with an aggregate recorded investment of less than $1 million, by extending the maturity dates and reducing the interest rates.
66 BNY

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

Credit profile of the loan portfolio							June 30, 2024
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD24	2023	2022	2021	2020	Prior to 2020			Total (a)
Commercial:
Investment grade	$16	$125	$33	$58	$—	$116	$1,816	$—	$2,164
Non-investment grade	2	—	—	24	—	—	57	—	83
Total commercial	18	125	33	82	—	116	1,873	—	2,247	$2
Commercial real estate: (b)
Investment grade	168	534	719	475	561	1,661	228	22	4,368
Non-investment grade	210	268	869	429	271	438	89	—	2,574
Total commercial real estate	378	802	1,588	904	832	2,099	317	22	6,942	32
Financial institutions:
Investment grade	342	393	24	26	72	8	9,954	—	10,819
Non-investment grade	55	—	10	—	—	—	1,285	—	1,350
Total financial institutions	397	393	34	26	72	8	11,239	—	12,169	124
Wealth management loans:
Investment grade	6	30	31	109	29	145	8,347	100	8,797
Non-investment grade	—	—	—	—	—	—	26	—	26
Total wealth management loans	6	30	31	109	29	145	8,373	100	8,823	63
Wealth management mortgages (b)	222	829	1,621	1,871	841	3,616	18	—	9,018	24
Lease financings	—	—	—	12	35	553	—	—	600	—
Other residential mortgages (b)	—	174	543	197	5	200	—	—	1,119	4
Capital call financing	41	10	—	—	—	—	4,055	—	4,106	14
Other loans	—	—	—	—	—	—	2,837	—	2,837	6
Margin loans	8,546	—	—	—	—	—	11,042	—	19,588	39
Total loans	$9,608	$2,363	$3,850	$3,201	$1,814	$6,737	$39,754	$122	$67,449	$308
(a)    Excludes overdrafts of $3,193 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    In the first six months of 2024, the gross write-offs related to commercial real estate loans were $46 million, other residential mortgage loans were less than $1 million and wealth management mortgage loans were less than $1 million.

BNY 67

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

Financial institutions

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2024. In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

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
68 BNY

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At June 30, 2024, less than 1% of the mortgages were past due.

At June 30, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Lease financings

At June 30, 2024, nearly all of the leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets. The largest components of our lease residual value exposure relate to real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at June 30, 2024 and $1.2 billion at Dec. 31, 2023. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $19.6 billion of secured margin loans at June 30, 2024, compared with $18.0 billion at Dec. 31, 2023. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3.2 billion at June 30, 2024 and $3.1 billion at Dec. 31, 2023. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2024 and Dec. 31, 2023 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2024 and Dec. 31, 2023.

BNY 69

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	(22)	(1)	(21)	(44)
Balance at June 30, 2024
Goodwill	$6,931	$1,476	$8,490	$16,897
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,931	$1,476	$7,810	$16,217
(a)    In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. See Note 19 for additional information.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2022
Goodwill	$6,973	$1,424	$8,433	$16,830
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,973	$1,424	$7,753	$16,150
Foreign currency translation	22	4	70	96
Balance at June 30, 2023
Goodwill	$6,995	$1,428	$8,503	$16,926
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,995	$1,428	$7,823	$16,246

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the second quarter of 2024, due to the results of the first quarter 2024 interim and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. No additional goodwill impairment was recognized.

In the second quarter of 2024, we also performed our annual goodwill impairment test on the remaining reporting units. As a result of the annual goodwill impairment test, no goodwill impairment was recognized.

70 BNY

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(14)	(2)	(9)	—	(25)
Foreign currency translation	(2)	—	(1)	—	(3)
Balance at June 30, 2024	$148	$376	$1,453	$849	$2,826

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(15)	(3)	(10)	—	(28)
Foreign currency translation	1	—	7	—	8
Balance at June 30, 2023	$179	$381	$1,472	$849	$2,881

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2024				Dec. 31, 2023
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$728	$(580)	$148	9 years	$731	$(567)	$164
Customer contracts – Market and Wealth Services	280	(275)	5	2 years	280	(273)	7
Customer relationships – Investment and Wealth Management	553	(487)	66	8 years	553	(479)	74
Other	41	(13)	28	13 years	41	(12)	29
Total subject to amortization	$1,602	$(1,355)	$247	9 years	$1,605	$(1,331)	$274
Not subject to amortization: (b)
Tradenames	$1,292	N/A	$1,292	N/A	$1,292	N/A	$1,292
Customer relationships	1,287	N/A	1,287	N/A	1,288	N/A	1,288
Total not subject to amortization	$2,579	N/A	$2,579	N/A	$2,580	N/A	$2,580
Total intangible assets	$4,181	$(1,355)	$2,826	N/A	$4,185	$(1,331)	$2,854
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2024	$50
2025	43
2026	34
2027	28
2028	24

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
BNY 71

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2024	Dec. 31, 2023
(in millions)
Corporate/bank-owned life insurance	$5,504	$5,480
Accounts receivable (a)	5,200	6,567
Software	2,497	2,430
Tax credit investments	2,159	2,186
Fails to deliver	2,083	1,514
Prepaid pension assets	2,050	1,818
Equity method investments	896	873
Prepaid expense	799	737
Other equity investments (b)	769	741
Assets of consolidated investment management funds	674	526
Federal Reserve Bank stock	474	480
Fair value of hedging derivatives	402	236
Income taxes receivable	378	270
Cash collateral receivable on derivative transactions	259	621
Seed capital (c)	202	232
Other (d)	1,154	1,198
Total other assets	$25,500	$25,909
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At June 30, 2024 and Dec. 31, 2023, other assets include $57 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $494 million at June 30, 2024 and $479 million at Dec. 31, 2023, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to- date
(in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
Upward adjustments	$1	$—	$5	$1	$5	$336
Downward adjustments	—	—	(1)	—	(19)	(53)
Net adjustments	$1	$—	$4	$1	$(14)	$283

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

Our tax credit investments totaled $2.2 billion at June 30, 2024 and $2.2 billion at Dec. 31, 2023. Commitments to fund future investments totaled $846 million at June 30, 2024 and $780 million at Dec. 31, 2023 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2024 – $245 million; 2025 – $258 million; 2026 – $101 million; 2027 – $61 million; 2028 – $66 million; and 2029 and thereafter – $115 million.

Tax credits and other tax benefits recognized were $115 million in the second quarter of 2024, $114 million in the first quarter of 2024, $94 million in the second quarter of 2023, $229 million in the first six months of 2024 and $184 million in the first six months of 2023.

Amortization expense included in the provision for income taxes was $92 million in the second quarter of 2024, $92 million in the first quarter of 2024, $73 million in the second quarter of 2023, $184 million in the first six months of 2024 and $146 million in the first six months of 2023.

72 BNY

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2024		Dec. 31, 2023
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$7	$—	$3	$—
Private equity investments (c)	152	40	143	42
Other	7	—	7	—
Total	$166	$40	$153	$42
(a)    Seed capital investments at June 30, 2024 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

BNY 73

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2024					June 30, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,327	$1,009	$23	$(19)	$2,340	$1,288	$943	$23	$(14)	$2,240
Investment management and performance fees	—	2	766	(3)	765	—	2	763	(4)	761
Financing-related fees	12	5	1	—	18	10	4	—	1	15
Distribution and servicing fees	—	(30)	69	2	41	1	(23)	58	(1)	35
Investment and other revenue	62	61	(92)	—	31	60	50	(79)	—	31
Total fee and other revenue – contract revenue	1,401	1,047	767	(20)	3,195	1,359	976	765	(18)	3,082
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)(d)	243	71	11	45	370	202	57	12	50	321
Total fee and other revenue	$1,644	$1,118	$778	$25	$3,565	$1,561	$1,033	$777	$32	$3,403
(a)    Results for the quarter ended June 30, 2023 were revised to reflect certain realignments of similar products and services within our lines of business in the first quarter of 2024. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the second quarter of 2024 and $1 million in the second quarter of 2023.
(d)    Fee and other revenue – not in scope of ASC 606 for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

Disaggregation of contract revenue by business segment	Quarter ended
	March 31, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,260	$992	$26	$(16)	$2,262
Investment management and performance fees	—	2	774	(4)	772
Financing-related fees	15	8	—	—	23
Distribution and servicing fees	1	(29)	70	—	42
Investment and other revenue	57	60	(90)	1	28
Total fee and other revenue – contract revenue	1,333	1,033	780	(19)	3,127
Fee and other revenue – not in scope of ASC 606 (a)(b)	223	61	25	49	358
Total fee and other revenue	$1,556	$1,094	$805	$30	$3,485
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the first quarter of 2024.

74 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2024					June 30, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$2,587	$2,001	$49	$(35)	$4,602	$2,457	$1,875	$47	$(29)	$4,350
Investment management and performance fees	—	4	1,540	(7)	1,537	—	4	1,547	(7)	1,544
Financing-related fees	27	13	1	—	41	23	9	—	1	33
Distribution and servicing fees	1	(59)	139	2	83	1	(46)	113	—	68
Investment and other revenue	119	121	(182)	1	59	120	100	(159)	1	62
Total fee and other revenue – contract revenue	2,734	2,080	1,547	(39)	6,322	2,601	1,942	1,548	(34)	6,057
Fee and other revenue – not in scope of ASC 606 (b)(c)(d)	466	132	36	94	728	403	109	14	107	633
Total fee and other revenue	$3,200	$2,212	$1,583	$55	$7,050	$3,004	$2,051	$1,562	$73	$6,690
(a)    Results for the first six months of 2023 were revised to reflect certain realignments of similar products and services within our lines of business in the first quarter of 2024. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) income attributable to noncontrolling interests related to consolidated investment management funds of $4 million in the first six months of 2024 and $1 million in the first six months of 2023.
(d)    Fee and other revenue – not in scope of ASC 606 for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.6 billion at June 30, 2024 and Dec. 31, 2023.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $71 million at June 30, 2024 and $27 million at Dec. 31, 2023. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $225 million at June 30, 2024 and $172 million at Dec. 31, 2023. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first six months of 2024 relating to contract liabilities as of Dec. 31, 2023 was $85 million. Revenue recognized in the second quarter of 2024 relating to contract liabilities as of March 31, 2024 was $69 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $49 million at June 30, 2024 and $46 million at Dec. 31, 2023. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $4 million in the second quarter of 2024, $4 million in the second quarter of 2023, $3 million in the first quarter of 2024, $7 million in the first six months of 2024 and $8 million in the first six months of 2023.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the
BNY 75

Notes to Consolidated Financial Statements (continued)

fulfillment of the performance obligation, and totaled $93 million at June 30, 2024 and $90 million at Dec. 31, 2023. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 9–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended			Year-to-date
(in millions)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Deposits with the Federal Reserve and other central banks	$1,201	$1,219	$1,241	$2,420	$2,094
Deposits with banks	110	121	128	231	268
Federal funds sold and securities purchased under resale agreements	2,631	2,433	1,776	5,064	2,767
Loans	1,119	1,061	957	2,180	1,823
Securities:
Taxable	1,256	1,193	1,042	2,449	2,064
Exempt from federal income taxes	—	—	—	—	—
Total securities	1,256	1,193	1,042	2,449	2,064
Trading securities	75	69	80	144	150
Total interest income	6,392	6,096	5,224	12,488	9,166
Interest expense
Deposits	2,255	2,187	1,739	4,442	3,105
Federal funds purchased and securities sold under repurchase agreements	2,433	2,243	1,729	4,676	2,621
Trading liabilities	23	21	43	44	73
Other borrowed funds	8	4	32	12	35
Commercial paper	13	—	—	13	—
Customer payables	161	146	143	307	271
Long-term debt	469	455	438	924	833
Total interest expense	5,362	5,056	4,124	10,418	6,938
Net interest income	1,030	1,040	1,100	2,070	2,228
Provision for credit losses	—	27	5	27	32
Net interest income after provision for credit losses	$1,030	$1,013	$1,095	$2,043	$2,196

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2024			March 31, 2024			June 30, 2023
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$2	$—
Interest cost	46	9	1	45	10	1	47	9	2
Expected return on assets	(95)	(19)	(2)	(95)	(20)	(2)	(95)	(22)	(3)
Other	6	(1)	(2)	6	(1)	(2)	3	(4)	(3)
Net periodic benefit (credit)	$(43)	$(8)	$(3)	$(44)	$(8)	$(3)	$(45)	$(15)	$(4)
76 BNY

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2024			June 30, 2023
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$6	$—	$—	$5	$—
Interest cost	91	19	2	95	17	3
Expected return on assets	(190)	(39)	(4)	(190)	(44)	(5)
Other	12	(2)	(4)	5	(7)	(6)
Net periodic benefit (credit)	$(87)	$(16)	$(6)	$(90)	$(29)	$(8)

Note 11–Income taxes

BNY recorded an income tax provision of $357 million (23.4% effective tax rate) in the second quarter of 2024, $315 million (22.7% effective tax rate) in the second quarter of 2023 and $297 million (22.4% effective tax rate) in the first quarter of 2024.

In accordance with ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, we elected to account for investments in renewable energy projects that met the eligibility requirement using the proportional amortization method on a retrospective basis. Prior to 2024, we used the hypothetical liquidation at book value (“HLBV”) methodology to determine the pre-tax loss that is recognized in each period. This change resulted in an increase in investment and other revenue and an increase in the provision for income taxes on the consolidated income statement beginning in the first quarter of 2024. For additional information, see Note 2 and Note 7.

Our total tax reserves as of June 30, 2024 were $107 million, compared with $109 million at Dec. 31, 2023. If these tax reserves were unnecessary, $107 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2024 is accrued interest, where applicable, of $36 million. The tax benefit related to interest for the six months ended June 30, 2024 was $3 million, compared with $1 million of tax expense for the six months ended June 30, 2023.

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of June 30, 2024 and Dec. 31, 2023. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any
BNY 77

Notes to Consolidated Financial Statements (continued)

investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	June 30, 2024	Dec. 31, 2023
(in millions)
Trading assets	$652	$510
Other assets	22	16
Total assets (a)	$674	$526
Other liabilities	$5	$1
Total liabilities (b)	$5	$1
Nonredeemable noncontrolling interests (c)	$186	$50
(a)    Includes voting model entities (“VMEs”) with assets of $51 million at June 30, 2024 and $91 million at Dec. 31, 2023.
(b)    Includes VMEs with liabilities of $1 million at June 30, 2024 and $1 million at Dec. 31, 2023.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $3 million at June 30, 2024 and $12 million at Dec. 31, 2023.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.

Non-consolidated VIEs

As of June 30, 2024 and Dec. 31, 2023, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2024	Dec. 31, 2023
(in millions)
Other assets	$2,242	$2,261
Other liabilities	846	780
Maximum loss exposure	3,088	3,041

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2024 and Dec. 31, 2023.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2024	Dec. 31, 2023	June 30, 2024	Dec. 31, 2023
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		43,826	43,826	$4,343	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).
78 BNY

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		2Q24		1Q24		2Q23		YTD24		YTD23
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,574.00	$8	$1,566.46	$8	$1,412.60	$7	$3,140.46	$16	$2,740.32	$14
Series D	100		N/A	N/A	N/A	N/A	2,250.00	11	N/A	N/A	2,250.00	11
Series F	100		—	—	2,312.50	23	—	—	2,312.50	23	2,312.50	23
Series G	100		—	—	2,350.00	24	—	—	2,350.00	24	2,350.00	24
Series H	100		925.00	5	925.00	5	925.00	6	1,850.00	10	1,850.00	11
Series I	100		937.50	12	937.50	12	937.50	12	1,875.00	24	1,875.00	24
Total				$25		$72		$36		$97		$107
(a)    Represents Normal Preferred Capital Securities.
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

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2024			March 31, 2024			June 30, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(9)	$(21)	$(30)	$(44)	$(47)	$(91)	$61	$36	$97
Total foreign currency translation	(9)	(21)	(30)	(44)	(47)	(91)	61	36	97
Unrealized gain on assets available-for-sale:
Unrealized (loss) gain arising during period	(13)	2	(11)	137	(34)	103	(202)	45	(157)
Reclassification adjustment (b)	17	(4)	13	1	—	1	—	—	—
Net unrealized gain (loss) on assets available-for-sale	4	(2)	2	138	(34)	104	(202)	45	(157)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	4	(1)	3	3	—	3	(4)	2	(2)
Total defined benefit plans	4	(1)	3	3	—	3	(4)	2	(2)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain arising during period	3	(1)	2	4	(1)	3	3	(1)	2
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	(2)	1	(1)	(2)	—	(2)	—	—	—
FX contracts – investment and other revenue	—	—	—	—	—	—	1	—	1
Total reclassifications to net income	(2)	1	(1)	(2)	—	(2)	1	—	1
Net unrealized gain on cash flow hedges	1	—	1	2	(1)	1	4	(1)	3
Total other comprehensive income (loss)	$—	$(24)	$(24)	$99	$(82)	$17	$(141)	$82	$(59)
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
BNY 79

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2024			June 30, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(53)	$(68)	$(121)	$138	$62	$200
Total foreign currency translation	(53)	(68)	(121)	138	62	200
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	124	(32)	92	217	(57)	160
Reclassification adjustment (b)	18	(4)	14	1	—	1
Net unrealized gain on assets available-for-sale	142	(36)	106	218	(57)	161
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	7	(1)	6	(8)	3	(5)
Total defined benefit plans	7	(1)	6	(8)	3	(5)
Unrealized gain on cash flow hedges:
Unrealized hedge gain arising during period	7	(2)	5	7	(2)	5
Reclassification of net loss to net income:
FX contracts – staff expense	(4)	1	(3)	3	(1)	2
FX contracts – investment and other revenue	—	—	—	1	—	1
Total reclassifications to net income	(4)	1	(3)	4	(1)	3
Net unrealized gain on cash flow hedges	3	(1)	2	11	(3)	8
Total other comprehensive income (loss)	$99	$(106)	$(7)	$359	$5	$364
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

Note 15–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at June 30, 2024 and Dec. 31, 2023, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

80 BNY

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2024					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$4,031	$20,920	$—	$—	$24,951
U.S. Treasury	19,490	—	—	—	19,490
Agency RMBS	—	16,891	—	—	16,891
Agency commercial MBS	—	7,548	—	—	7,548
Foreign covered bonds	—	7,329	—	—	7,329
CLOs	—	6,370	—	—	6,370
Non-agency commercial MBS	—	2,819	—	—	2,819
U.S. government agencies	—	2,552	—	—	2,552
Non-agency RMBS	—	1,647	—	—	1,647
Other ABS	—	823	—	—	823
Other debt securities	—	1	—	—	1
Total available-for-sale securities	23,521	66,900	—	—	90,421
Trading assets:
Debt instruments	1,407	2,016	—	—	3,423
Equity instruments	5,202	—	—	—	5,202
Derivative assets not designated as hedging:
Interest rate	6	870	—	(861)	15
Foreign exchange	—	4,935	—	(3,966)	969
Equity and other contracts	—	15	—	(15)	—
Total derivative assets not designated as hedging	6	5,820	—	(4,842)	984
Total trading assets	6,615	7,836	—	(4,842)	9,609
Other assets:
Derivative assets designated as hedging:
Interest rate	—	295	—	—	295
Foreign exchange	—	107	—	—	107
Total derivative assets designated as hedging	—	402	—	—	402
Other assets (c)	454	555	—	—	1,009
Total other assets	454	957	—	—	1,411
Assets measured at NAV (c)					166
Total assets	$30,590	$75,693	$—	$(4,842)	$101,607
Percentage of total assets prior to netting	29%	71%	—%

Liabilities:
Trading liabilities:
Debt instruments	$1,465	$31	$—	$—	$1,496
Equity instruments	18	—	—	—	18
Derivative liabilities not designated as hedging:
Interest rate	3	1,289	—	(519)	773
Foreign exchange	—	4,938	—	(3,893)	1,045
Equity and other contracts	1	102	—	(63)	40
Total derivative liabilities not designated as hedging	4	6,329	—	(4,475)	1,858
Total trading liabilities	1,487	6,360	—	(4,475)	3,372
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	41	—	—	41
Total derivative liabilities designated as hedging	—	41	—	—	41
Other liabilities	—	22	—	—	22
Total other liabilities	—	63	—	—	63
Total liabilities	$1,487	$6,423	$—	$(4,475)	$3,435
Percentage of total liabilities prior to netting	19%	81%	—%
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
BNY 81

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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
82 BNY

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2024						Dec. 31, 2023
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2024	$1,414	100%	—%	—%	—%	—%	$1,487	100%	—%	—%	—%	—%
2007 and earlier	233	5	12	—	39	44	253	5	13	1	40	41
Total non-agency RMBS	$1,647	86%	2%	—%	6%	6%	$1,740	86%	2%	—%	6%	6%
Non-agency commercial MBS originated in:
2009-2023	$2,819	100%	—%	—%	—%	—%	$2,935	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,346	100%	—%	—%	—%	—%	$2,473	100%	—%	—%	—%	—%
UK	1,014	100	—	—	—	—	1,035	100	—	—	—	—
Germany	662	100	—	—	—	—	664	100	—	—	—	—
Australia	636	100	—	—	—	—	689	100	—	—	—	—
Other	2,671	100	—	—	—	—	1,473	100	—	—	—	—
Total foreign covered bonds	$7,329	100%	—%	—%	—%	—%	$6,334	100%	—%	—%	—%	—%
Non-U.S. government:
Germany	$2,737	100%	—%	—%	—%	—%	$2,658	100%	—%	—%	—%	—%
UK	2,353	100	—	—	—	—	1,316	100	—	—	—	—
France	1,697	100	—	—	—	—	1,562	100	—	—	—	—
Canada	1,604	91	9	—	—	—	1,336	95	5	—	—	—
Belgium	891	100	—	—	—	—	511	100	—	—	—	—
Finland	648	100	—	—	—	—	282	100	—	—	—	—
Spain	623	—	8	92	—	—	293	—	17	83	—	—
Netherlands	532	100	—	—	—	—	334	100	—	—	—	—
Singapore	387	100	—	—	—	—	302	100	—	—	—	—
Japan	384	—	100	—	—	—	410	—	100	—	—	—
Norway	351	100	—	—	—	—	374	100	—	—	—	—
Other (c)	1,697	63	17	12	8	—	1,348	70	3	17	10	—
Supranational	11,047	100	—	—	—	—	7,656	100	—	—	—	—
Total non-U.S. government:	$24,951	93%	3%	3%	1%	—%	$18,382	94%	3%	2%	1%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2024 and Dec. 31, 2023, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. securities related to Brazil of $136 million at June 30, 2024 and $140 million at Dec. 31, 2023.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of June 30, 2024 and Dec. 31, 2023 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2024 and/or 2023 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	June 30, 2024				Dec. 31, 2023
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$27	$—	$27	$—	$28	$—	$28
Other assets (b)	—	494	—	494	—	481	—	481
Total assets at fair value on a nonrecurring basis	$—	$521	$—	$521	$—	$509	$—	$509
(a)    The fair value of these loans decreased $1 million in the second quarter of 2024 and was unchanged in the fourth quarter of 2023, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.

BNY 83

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2024 and Dec. 31, 2023, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$116,139	$—	$116,139	$116,139
Interest-bearing deposits with banks	—	11,494	—	11,494	11,488
Federal funds sold and securities purchased under resale agreements	—	29,723	—	29,723	29,723
Securities held-to-maturity	8,345	32,942	—	41,287	46,429
Loans (a)	—	68,641	—	68,641	69,757
Other financial assets	5,311	2,307	—	7,618	7,618
Total	$13,656	$261,246	$—	$274,902	$281,154
Liabilities:
Noninterest-bearing deposits	$—	$58,029	$—	$58,029	$58,029
Interest-bearing deposits	—	241,568	—	241,568	246,282
Federal funds purchased and securities sold under repurchase agreements	—	15,701	—	15,701	15,701
Payables to customers and broker-dealers	—	17,569	—	17,569	17,569
Commercial paper	—	301	—	301	301
Borrowings	—	1,117	—	1,117	1,117
Long-term debt	—	30,037	—	30,037	30,947
Total	$—	$364,322	$—	$364,322	$369,946
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$111,550	$—	$111,550	$111,550
Interest-bearing deposits with banks	—	12,134	—	12,134	12,139
Federal funds sold and securities purchased under resale agreements	—	28,900	—	28,900	28,900
Securities held-to-maturity	9,545	35,166	—	44,711	49,578
Loans (a)	—	65,026	—	65,026	65,977
Other financial assets	4,922	2,149	—	7,071	7,071
Total	$14,467	$254,925	$—	$269,392	$275,215
Liabilities:
Noninterest-bearing deposits	$—	$58,274	$—	$58,274	$58,274
Interest-bearing deposits	—	221,463	—	221,463	225,395
Federal funds purchased and securities sold under repurchase agreements	—	14,507	—	14,507	14,507
Payables to customers and broker-dealers	—	18,395	—	18,395	18,395
Borrowings	—	1,274	—	1,274	1,274
Long-term debt	—	30,596	—	30,596	31,257
Total	$—	$344,509	$—	$344,509	$349,102
(a)    Does not include the leasing portfolio.

84 BNY

Notes to Consolidated Financial Statements (continued)

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2024	Dec. 31, 2023
(in millions)
Assets of consolidated investment management funds:
Trading assets	$652	$510
Other assets	22	16
Total assets of consolidated investment management funds	$674	$526
Liabilities of consolidated investment management funds:
Other liabilities	$5	$1
Total liabilities of consolidated investment management funds	$5	$1

The assets and liabilities of the consolidated investment management funds are included in other assets and other liabilities, respectively, on the consolidated balance sheet. We value the assets and liabilities of consolidated investment management funds using quoted prices for identical assets or liabilities in active markets or observable inputs such as quoted prices for similar assets or liabilities. Quoted prices for either identical or similar assets or liabilities in inactive markets may also be used. Accordingly, fair value best reflects the interests BNY holds in the economic performance of the consolidated investment management funds. Changes in the fair value of the assets and liabilities are recorded as income (loss) from consolidated investment management funds, which is included in investment and other revenue on the consolidated income statement.

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $16 million at June 30, 2024 and $4 million at Dec. 31, 2023. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.
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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2024.

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

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, non-U.S. government and foreign covered bonds. At June 30, 2024, $34.3 billion par value of available-for-sale securities was hedged with interest rate swaps designated as fair value hedges that had notional values of $34.3 billion.

At June 30, 2024, $1.4 billion of interest rate swaps was designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $3.3 billion, essentially converting $1.4 billion of such fixed rate loans to a floating rate.

BNY 85

Notes to Consolidated Financial Statements (continued)

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2024, $22.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $22.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2024, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $741 million (notional), with a net pre-tax gain of $6 million recorded in accumulated other comprehensive income (“OCI”). Over the next 12 months, a gain of $6 million will be reclassified into earnings.
From time to time, we have utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. At June 30, 2024, there were no remaining foreign exchange contracts.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2024, forward foreign exchange contracts with notional amounts totaling $10.5 billion were designated as net investment hedges.

From time to time, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. At June 30, 2024, there were no non-derivative financial instruments hedging our net investments in foreign subsidiaries.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q24	1Q24	2Q23	YTD24	YTD23
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$79	$449	$388	$528	$(47)
Hedged item	Interest income	(77)	(449)	(389)	(526)	45
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	13	(221)	(277)	(208)	2
Hedged item	Interest expense	(13)	221	278	208	(1)
Interest rate fair value hedges of loans
Derivative	Interest expense	(14)	(1)	—	(15)	—
Hedged item	Interest expense	14	1	—	15	—
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	2	2	—	4	(3)
(Loss) reclassified from OCI into income	Investment and other revenue	—	—	(1)	—	(1)
Gain (loss) recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$4	$2	$(1)	$6	$(5)

86 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q24	1Q24	2Q23	YTD24	YTD23		2Q24	1Q24	2Q23	YTD24	YTD23
FX contracts	$87	$198	$(152)	$285	$(263)	Net interest income	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2024	Dec. 31, 2023	June 30, 2024	Dec. 31, 2023
Available-for-sale securities (b)(c)	$33,988	$29,941	$(2,163)	$(1,767)
Loans (d)	$1,407	$—	$15	$—
Long-term debt	$21,807	$21,854	$(1,043)	$(846)
(a)    Includes $371 million and $434 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at June 30, 2024 and Dec. 31, 2023, respectively, and $15 million and $26 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2024 and Dec. 31, 2023, respectively.
(b)    Carrying amount represents the amortized cost.
(c)    At June 30, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $5.9 billion, of which $2.5 billion was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of June 30, 2024 was a decrease of $21 million.
(d)    At June 30, 2024, loans included in closed portfolios subject to portfolio layer method hedging was $3.3 billion, of which $1.4 billion was designated as hedged. The cumulative basis adjustment for active hedging relationships associated with such hedges as of June 30, 2024 was an increase of $15 million.

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2024	Dec. 31, 2023	June 30, 2024	Dec. 31, 2023	June 30, 2024	Dec. 31, 2023
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$58,561	$52,808	$295	$214	$—	$—
Foreign exchange contracts	11,254	11,099	107	22	41	173
Total derivatives designated as hedging instruments			$402	$236	$41	$173
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$156,069	$155,535	$876	$1,060	$1,292	$1,347
Foreign exchange contracts	994,914	944,241	4,935	9,227	4,938	9,282
Equity contracts	4,584	3,886	15	8	99	138
Credit contracts	255	220	—	—	4	6
Total derivatives not designated as hedging instruments			$5,826	$10,295	$6,333	$10,773
Total derivatives fair value (d)			$6,228	$10,531	$6,374	$10,946
Effect of master netting agreements (e)			(4,842)	(8,256)	(4,475)	(7,090)
Fair value after effect of master netting agreements			$1,386	$2,275	$1,899	$3,856
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,253 million and $886 million, respectively, at June 30, 2024, and $2,353 million and $1,187 million, respectively, at Dec. 31, 2023.
BNY 87

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q24	1Q24	2Q23	YTD24	YTD23
Foreign exchange revenue	$184	$152	$158	$336	$334
Other trading revenue	77	69	53	146	98

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. There was no impact in the second quarter of 2024. We recorded a gain of $8 million in the second quarter of 2023, $11 million in the first quarter of 2024, $11 million in the first six months of 2024 and $15 million in the first six months of 2023.

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
88 BNY

Notes to Consolidated Financial Statements (continued)

counterparty has the right to request additional collateral or the right to terminate the contracts in a net liability position.

The following table shows the aggregate fair value of OTC derivative contracts in net liability positions that contained credit risk-contingent features and the value of collateral that has been posted.

	June 30, 2024	Dec. 31, 2023
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,100	$1,003
Collateral posted	$1,190	$1,001
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

Potential close-out exposures (fair value) (a)
	June 30, 2024	Dec. 31, 2023
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$28	$115
Baa2/BBB	$341	$792
Ba1/BB+	$1,179	$1,920
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2024 and Dec. 31, 2023, existing collateral arrangements would have required us to post additional collateral of $281 million and $235 million, respectively.

Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2024
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,013	$861		$152	$36	$—	$116
Foreign exchange contracts	4,812	3,966		846	83	—	763
Equity and other contracts	15	15		—	—	—	—
Total derivatives subject to netting arrangements	5,840	4,842		998	119	—	879
Total derivatives not subject to netting arrangements	388	—		388	—	—	388
Total derivatives	6,228	4,842		1,386	119	—	1,267
Reverse repurchase agreements	183,313	167,863	(b)	15,450	15,414	—	36
Securities borrowing	14,273	—		14,273	13,488	—	785
Total	$203,814	$172,705		$31,109	$29,021	$—	$2,088
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

BNY 89

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

Offsetting of derivative liabilities and financial liabilities at June 30, 2024				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$993	$519		$474	$50	$—	$424
Foreign exchange contracts	4,578	3,893		685	211	—	474
Equity and other contracts	98	63		35	24	—	11
Total derivatives subject to netting arrangements	5,669	4,475		1,194	285	—	909
Total derivatives not subject to netting arrangements	705	—		705	—	—	705
Total derivatives	6,374	4,475		1,899	285	—	1,614
Repurchase agreements	180,502	167,863	(b)	12,639	12,622	16	1
Securities lending	3,062	—		3,062	2,941	—	121
Total	$189,938	$172,338		$17,600	$15,848	$16	$1,736
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2024					Dec. 31, 2023
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$139,392	$—	$1,392	$461	$141,245	$128,304	$15	$1,409	$510	$130,238
Agency RMBS	30,489	20	1,007	375	31,891	25,815	—	896	120	26,831
Sovereign debt/sovereign guaranteed	943	1,369	—	—	2,312	1,049	—	—	—	1,049
Corporate bonds	88	158	1,325	698	2,269	103	72	1,315	590	2,080
State and political subdivisions	52	20	521	256	849	37	38	449	257	781
U.S. government agencies	94	—	75	75	244	44	—	61	32	137
Other debt securities	422	154	61	1	638	4	180	73	24	281
Equity securities	—	6	594	454	1,054	—	10	1,172	82	1,264
Total	$171,480	$1,727	$4,975	$2,320	$180,502	$155,356	$315	$5,375	$1,615	$162,661
Securities lending:
Agency RMBS	$121	$—	$—	$—	$121	$111	$—	$—	$—	$111
Other debt securities	66	—	—	—	66	25	—	—	—	25
Equity securities	2,875	—	—	—	2,875	2,377	—	—	—	2,377
Total	$3,062	$—	$—	$—	$3,062	$2,513	$—	$—	$—	$2,513
Total secured borrowings	$174,542	$1,727	$4,975	$2,320	$183,564	$157,869	$315	$5,375	$1,615	$165,174

BNY’s repurchase agreements and securities lending transactions primarily encounter risk associated with liquidity. We are required to pledge collateral based on predetermined terms within the agreements. If we were to experience a decline in the fair value of the collateral pledged for these transactions, we could be required to provide additional collateral to the counterparty, therefore decreasing the amount of assets available for other liquidity needs that may arise. BNY also offers tri-party collateral agency services in the tri-party repo market where we are exposed to credit risk. In order to mitigate this risk, we require dealers to fully secure intraday credit.
BNY 91

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2024	Dec. 31, 2023
(in millions)
Lending commitments	$50,158	$46,518
Standby letters of credit (“SBLC”) (a)	1,731	1,816
Commercial letters of credit	41	41
Securities lending indemnifications (b)(c)	539,559	492,739
(a)Net of participations totaling $195 million at June 30, 2024 and $163 million at Dec. 31, 2023.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $66 billion at June 30, 2024 and $59 billion at Dec. 31, 2023.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $61 billion at June 30, 2024 and $45 billion at Dec. 31, 2023.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.2 billion in less than one year, $18.5 billion in one to five years and $380 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $179 million at June 30, 2024 and $158 million at Dec. 31, 2023. At June 30, 2024, $1.3 billion of the SBLCs will expire within one year and $455 million in one to five years. No SBLCs expire in over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2024	Dec. 31, 2023

Investment grade	68%	74%
Non-investment grade	32%	26%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $41 million at June 30, 2024 and $41 million at Dec. 31, 2023.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including
92 BNY

Notes to Consolidated Financial Statements (continued)

collateral, if any. The allowance for lending-related commitments was $73 million at June 30, 2024 and $87 million at Dec. 31, 2023.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $566 billion at June 30, 2024 and $518 billion at Dec. 31, 2023.

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2024 and Dec. 31, 2023, $66 billion and $59 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $70 billion and $62 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2024, we had no unsettled repurchase agreements and $78.9 billion of unsettled reverse repurchase agreements. At Dec. 31, 2023, we had no unsettled repurchase agreements and $77.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2024. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2024
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$17.8	$20.2
Asset managers	1.6	8.2	9.8
Banks	7.9	1.4	9.3
Insurance	0.1	4.1	4.2
Government	—	0.3	0.3
Other	0.2	0.6	0.8
Total	$12.2	$32.4	$44.6

Commercial portfolio exposure (in billions)	June 30, 2024
	Loans	Unfunded commitments	Total exposure
Services and other	$1.4	$3.6	$5.0
Manufacturing	0.6	3.7	4.3
Energy and utilities	0.2	4.0	4.2
Media and telecom	—	0.7	0.7
Total	$2.2	$12.0	$14.2

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash and/or securities.

Sponsored member repo program

BNY is a sponsoring member in the FICC sponsored member program, where we submit eligible repurchase and reverse repurchase transactions in U.S. Treasury and agency securities (“Sponsored Member Transactions”) between BNY and our sponsored member clients for novation and clearing through FICC pursuant to the FICC Government Securities Division rulebook (the “FICC Rules”). We also guarantee to FICC the prompt and full payment and performance of our sponsored member clients’ respective obligations under the FICC Rules in connection with such clients’ Sponsored Member Transactions. We minimize our credit exposure
BNY 93

Notes to Consolidated Financial Statements (continued)

under this guaranty by obtaining a security interest in our sponsored member clients’ collateral and rights under Sponsored Member Transactions. See “Offsetting assets and liabilities” in Note 17 for additional information on our repurchase and reverse repurchase agreements.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2024 and Dec. 31, 2023, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2024 and Dec. 31, 2023, we did not record any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, The Bank of New York Mellon Corporation and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions. We also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in governmental and regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of BNY, although they could have a material effect on our results of operations in a given period.

In view of the inherent unpredictability of outcomes in litigation and regulatory matters, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and regulatory matters, including a possible eventual loss, fine, penalty or business impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We regularly monitor such matters for developments that could affect the amount of the accrual, and will
94 BNY

Notes to Consolidated Financial Statements (continued)

adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter continues to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY, although future accruals could have a material effect on the results of operations in a given period. In addition, if we have the potential to recover a portion of an estimated loss from a third party, we record a receivable up to the amount of the accrual that is probable of recovery.

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $600 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:

Mortgage-Securitization Trusts Proceedings
BNY has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Two actions commenced in December 2015 and February 2017 are pending in New York federal court. In New York state court, six actions are pending: one case commenced in May 2016; two related cases commenced in September 2021 and October 2022; and three related cases commenced in October 2021, December 2021 and February 2022.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co.
(“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey and that matter has concluded. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. All the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases, and we expect that lawsuit to be consolidated with the others in Texas federal court. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due
BNY 95

Notes to Consolidated Financial Statements (continued)

diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Oct. 24, 2023, Postalis’s appeal was denied. Postalis further appealed on June 27, 2024. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. On Aug. 21, 2023, DTVM’s appeal was denied. In addition, the
Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020 TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund have appealed. On Sept. 21, 2023, the São Paulo court issued an order suspending the arbitration; the Arbitration Court implemented the suspension on Oct. 6, 2023. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM plans to further appeal. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis has further appealed that reversal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging
96 BNY

Notes to Consolidated Financial Statements (continued)

liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. In August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined as a secondary party in connection with the prosecution of unrelated individual defendants. Trial commenced in September 2019. In March 2020, the court stated that it would refrain from taking action against the subsidiary in order to expedite the conclusion of the trial. The court convicted the unrelated individual defendants, and determined that the cum/ex trading activities of the relevant third-party investment funds were unlawful. In November and December 2020 and February 2023, we received secondary liability notices from the German tax authorities totaling approximately $150 million (at then-prevailing exchange rates) related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. We have appealed the notices. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we intend to pursue as necessary.

Off-Channel Business-Related Communications
The Company has been responding to a request for information from the SEC concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC Staff has stated that it is conducting similar inquiries into recordkeeping practices at other financial institutions. The Company is in advanced discussions with the SEC to resolve this investigation. In April 2023, the Company received a similar request from the Commodity Futures Trading Commission and is cooperating with that inquiry.

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
BNY 97

Notes to Consolidated Financial Statements (continued)

reported results of the businesses will track their economic performance.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the second quarter of 2024. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Business segment results for the three- and six-months ended June 30, 2023 have been revised to reflect these changes.

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
•Incentives expense related to restricted stock and restricted stock units is allocated to the segments.
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

98 BNY

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,644	$1,118	$778	(a)	$25	$3,565	(a)
Net interest income (expense)	595	417	43		(25)	1,030
Total revenue	2,239	1,535	821	(a)	—	4,595	(a)
Provision for credit losses	(3)	(2)	4		1	—
Noninterest expense	1,554	833	668		15	3,070
Income (loss) before income taxes	$688	$704	$149	(a)	$(16)	$1,525	(a)
Pre-tax operating margin (b)	31%	46%	18%		N/M	33%
Average assets	$196,015	$124,790	$26,031		$65,663	$412,499
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended June 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$1,561	$1,033	$777	(b)	$32		$3,403	(b)
Net interest income (expense)	668	420	39		(27)		1,100
Total revenue	2,229	1,453	816	(b)	5		4,503	(b)
Provision for credit losses	16	7	7		(25)		5
Noninterest expense	1,567	794	679		71		3,111
Income (loss) before income taxes	$646	$652	$130	(b)	$(41)		$1,387	(b)
Pre-tax operating margin (c)	29%	45%	16%		N/M		31%
Average assets	$202,207	$131,519	$27,399		$59,836		$420,961
(a)    The prior period was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $1 million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

BNY 99

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$3,200	$2,212	$1,583	(a)	$55	$7,050	(a)
Net interest income (expense)	1,178	840	84		(32)	2,070
Total revenue	4,378	3,052	1,667	(a)	23	9,120	(a)
Provision for credit losses	8	3	3		13	27
Noninterest expense	3,091	1,667	1,408		80	6,246
Income (loss) before income taxes	$1,279	$1,382	$256	(a)	$(70)	$2,847	(a)
Pre-tax operating margin (b)	29%	45%	15%		N/M	31%
Average assets	$193,780	$124,171	$26,151		$64,140	$408,242
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $4 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$3,004	$2,051	$1,562	(b)	$73		$6,690	(b)
Net interest income (expense)	1,334	873	84		(63)		2,228
Total revenue	4,338	2,924	1,646	(b)	10		8,918	(b)
Provision for credit losses	16	7	7		2		32
Noninterest expense	3,107	1,576	1,416		112		6,211
Income (loss) before income taxes	$1,215	$1,341	$223	(b)	$(104)		$2,675	(b)
Pre-tax operating margin (c)	28%	46%	14%		N/M		30%
Average assets	$199,399	$131,761	$27,882		$55,115		$414,157
(a)    The prior period was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $1 million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2024	2023
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	148	290
Change in liabilities of consolidated investment management funds	4	7
Change in nonredeemable noncontrolling interests of consolidated investment management funds	136	58
Securities purchased not settled	521	164
Securities sold not settled	87	41
Securities matured not settled	25	—
Premises and equipment/operating lease obligations	166	183
Excise tax on share repurchases	12	14

100 BNY

Item 4. Controls and Procedures

Disclosure controls and procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported and that information required to be disclosed by BNY is accumulated and communicated to BNY’s management to allow timely decisions regarding the required disclosure. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY 101

Forward-looking Statements

Some statements in this Quarterly Report are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of securities portfolio repositioning, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest income, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, transition to a platforms operating model, growth and initiatives.

In this report, any other report, any press release or any written or oral statement that BNY or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “momentum,” “ambition,” “aspiration,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY, are not guarantees of future results or occurrences, are inherently uncertain and are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in “Risk Factors” in our 2023 Annual Report, such as:
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

102 BNY

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
BNY 103

Forward-looking Statements (continued)

•changes in accounting standards governing the preparation of our financial statements and future events could have a material impact on our reported financial condition, results of operations, cash flows and other financial data.

Investors should not place undue reliance on any forward-looking statement and should consider all risk factors discussed in the 2023 Annual Report and any subsequent reports filed with the SEC by BNY pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY’s website or any other website referenced herein are not part of this report.
104 BNY

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2024. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2024			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2024
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2024	930	$57.26	930	$7,355
May 2024	5,509	58.12	5,509	7,035
June 2024	3,823	59.41	3,823	6,807
Second quarter of 2024 (a)	10,262	$58.52	10,262	$6,807	(b)
(a)    Includes 130 thousand shares repurchased at a purchase price of $7 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $58.55.
(b)    Represents the maximum value of the shares to be repurchased under the share repurchase plan and includes shares repurchased in connection with employee benefit plans.

In January 2023, we announced a share repurchase program approved by our Board of Directors providing for the repurchase of up to $5.0 billion of common shares beginning Jan. 1, 2023. This share repurchase plan replaced all previously authorized share repurchase plans.

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
BNY 105

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2024. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
106 BNY

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY 107

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 2, 2024	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

108 BNY