Form 10-Q
period 2024-09-30
Bank of New York Mellon Corp
filed 2024-11-01
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024
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

As of Sept. 30, 2024, 727,078,320 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2024 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2024 and subsequent events	4
Highlights of third quarter 2024 results	5
Fee and other revenue	6
Net interest income	9
Noninterest expense	12
Income taxes	12
Review of business segments	12
Critical accounting estimates	22
Consolidated balance sheet review	23
Liquidity and dividends	31
Capital	35
Trading activities and risk management	39
Asset/liability management	41
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	43
Recent accounting and regulatory developments	47
Website information	48

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	49
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (a)	$1,110	$1,143	$958	$3,206	$2,905
Basic earnings per share (a)	$1.51	$1.53	$1.23	$4.29	$3.68
Diluted earnings per share (a)	$1.50	$1.52	$1.23	$4.26	$3.66

Fee and other revenue (a)	$3,600	$3,567	$3,404	$10,654	$10,095
Net interest income	1,048	1,030	1,016	3,118	3,244
Total revenue (a)	$4,648	$4,597	$4,420	$13,772	$13,339

Return on common equity (annualized) (a)	12.0%	12.7%	10.6%	11.8%	10.9%
Return on tangible common equity (annualized) – Non-GAAP (a)(b)	22.8%	24.6%	20.6%	22.7%	21.3%

Fee revenue as a percentage of total revenue (a)	73%	74%	73%	73%	72%

Non-U.S. revenue as a percentage of total revenue (a)	35%	36%	36%	35%	35%

Pre-tax operating margin (a)	33%	33%	30%	32%	30%

Net interest margin	1.16%	1.15%	1.18%	1.16%	1.23%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (c)	1.16%	1.15%	1.18%	1.16%	1.23%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (d)	$52.1	$49.5	$45.7	$52.1	$45.7
Assets under management (“AUM”) at period end (in trillions) (e)	$2.14	$2.05	$1.82	$2.14	$1.82

Average common shares and equivalents outstanding (in thousands):
Basic	736,547	746,904	777,813	747,766	789,609
Diluted	742,080	751,596	781,781	752,555	793,364

Selected average balances:
Interest-earning assets	$356,934	$353,633	$339,044	$352,250	$349,789
Total assets (a)	$416,397	$412,499	$397,291	$410,980	$408,473
Interest-bearing deposits	$236,724	$235,878	$209,641	$233,843	$209,624
Noninterest-bearing deposits	$47,962	$48,965	$52,467	$48,955	$61,438
Long-term debt	$33,154	$31,506	$31,161	$31,919	$31,129
Preferred stock	$4,343	$4,343	$4,838	$4,343	$4,838
Total The Bank of New York Mellon Corporation common shareholders’ equity (a)	$36,772	$36,044	$35,873	$36,242	$35,672

Other information at period end:
Cash dividends per common share	$0.47	$0.42	$0.42	$1.31	$1.16
Common dividend payout ratio (a)	32%	28%	35%	31%	32%
Common dividend yield (annualized)	2.6%	2.8%	3.9%	2.4%	3.6%
Closing stock price per common share	$71.86	$59.89	$42.65	$71.86	$42.65
Market capitalization	$52,248	$44,196	$32,801	$52,248	$32,801
Book value per common share (a)	$51.78	$49.46	$46.84	$51.78	$46.84
Tangible book value per common share – Non-GAAP (a)(b)	$28.01	$26.19	$24.52	$28.01	$24.52
Full-time employees (f)	52,600	52,000	53,600	52,600	53,600
Common shares outstanding (in thousands)	727,078	737,957	769,073	727,078	769,073
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2024	June 30, 2024	Dec. 31, 2023
Average liquidity coverage ratio (“LCR”)	116%	115%	117%
Average net stable funding ratio (“NSFR”)	132%	132%	135%

Regulatory capital ratios: (g)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.0%	11.5%	11.5%
Tier 1 capital ratio	14.6	14.2	14.2
Total capital ratio	15.6	15.0	14.9
Standardized Approach:
CET1 ratio	11.9%	11.4%	11.9%
Tier 1 capital ratio	14.5	14.0	14.6
Total capital ratio	15.6	15.0	15.6

Tier 1 leverage ratio	6.0%	5.8%	6.0%
Supplementary leverage ratio (“SLR”)	7.0	6.8	7.3

BNY shareholders’ equity to total assets ratio	9.8%	9.5%	9.9%
BNY common shareholders’ equity to total assets ratio	8.8	8.5	8.9
(a)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
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
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.9 trillion at Sept. 30, 2024, $1.7 trillion at June 30, 2024 and $1.5 trillion at Sept. 30, 2023.
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

Overview

BNY is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For 240 years BNY has partnered alongside clients, putting its expertise and platforms to work to help them achieve their ambitions. Today BNY helps over 90% of Fortune 100 companies and nearly all the top 100 banks globally to access the money they need. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of Sept. 30, 2024, BNY oversees $52.1 trillion in assets under custody and/or administration and $2.1 trillion in assets under management.

BNY is the corporate brand of The Bank of New York Mellon Corporation (NYSE: BK). Headquartered in New York City, BNY employs over 50,000 people globally and has been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators. Additional information is available on www.bny.com. Follow on LinkedIn or visit the BNY Newsroom for the latest company news.

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

Clearance and Collateral Management

Key third quarter 2024 and subsequent events

Acquisition of Archer Holdco, LLC (“Archer”)

In September 2024, BNY announced it had entered into a definitive agreement to acquire Archer, a leading technology-enabled service provider of managed account solutions to the asset and wealth management industry. The transaction closed on Nov. 1, 2024.

Increase in cash dividend on common stock

In July 2024, our Board of Directors approved a 12% increase in the quarterly cash dividend on our common stock, from $0.42 to $0.47 per share. The increased quarterly cash dividend was paid on Aug. 2, 2024.
4 BNY

Highlights of third quarter 2024 results

Net income applicable to common shareholders was $1.11 billion, or $1.50 per diluted common share, in the third quarter of 2024, including the impact of notable items. Notable items in the third quarter of 2024 include severance expense, litigation reserves and a reduction in the FDIC special assessment. Excluding notable items, net income applicable to common shareholders was $1.13 billion (Non-GAAP), or $1.52 (Non-GAAP) per diluted common share, in the third quarter of 2024. Net income applicable to common shareholders was $958 million, or $1.23 per diluted common share, in the third quarter of 2023, including the impact of notable items. Notable items in the third quarter of 2023 include severance expense, litigation reserves and a disposal gain. Excluding notable items, net income applicable to common shareholders was $994 million (Non-GAAP), or $1.27 (Non-GAAP) per diluted common share, in the third quarter of 2023.

The highlights below are based on the third quarter of 2024 compared with the third quarter of 2023, unless otherwise noted.
•Total revenue increased 5%, primarily reflecting:
•Fee revenue increased 5%, primarily reflecting higher market values, net new business and higher foreign exchange revenue. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting a strategic equity investment loss recorded in the third quarter of 2023 and improved results from our seed capital investments. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 3%, primarily reflecting improved investment securities portfolio yields and balance sheet growth, partially offset by changes in deposit mix.
(See “Net interest income” on page 9.)
•Provision for credit losses was $23 million, primarily driven by increases in the allowance related to commercial real estate exposure.
•Noninterest expense was flat, reflecting higher investments and employee merit increases, offset by efficiency savings and a reduction in the FDIC special assessment. Excluding notable items, noninterest expense increased 1% (Non-GAAP). (See “Noninterest expense” on page 12.)
•Effective tax rate of 22.0%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 12.0% for the third quarter of 2024.
•Return on tangible common equity (“ROTCE”) was 22.8% (Non-GAAP) for the third quarter of 2024. Excluding notable items, the adjusted ROTCE was 23.2% (Non-GAAP) for the third quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $52.1 trillion increased 14%, primarily reflecting higher market values, client inflows and net new business.
•AUM of $2.1 trillion increased 18%, primarily reflecting higher market values and the favorable impact of a weaker U.S. dollar.

Capital and liquidity

•Our CET1 ratio was 11.9% at Sept. 30, 2024 and 11.4% at June 30, 2024 under the Standardized Approach. The increase reflects capital generated through earnings and improvements in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends, and higher risk-weighted assets. (See “Capital” beginning on page 35.)
•Tier 1 leverage was 6.0% at Sept. 30, 2024 and 5.8% at June 30, 2024. The increase reflects the increase in capital, partially offset by higher average assets. (See “Capital” beginning on page 35.)
•Returned $1.1 billion to common shareholders, including $725 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue								YTD24
(dollars in millions, unless otherwise noted)				3Q24 vs.				vs.
	3Q24	2Q24	3Q23	2Q24	3Q23	YTD24	YTD23	YTD23
Investment services fees	$2,344	$2,359	$2,230	(1)%	5%	$6,981	$6,601	6%
Investment management and performance fees (a)	794	761	777	4	2	2,331	2,315	1
Foreign exchange revenue	175	184	154	(5)	14	511	488	5
Financing-related fees	53	53	45	—	18	163	147	11
Distribution and servicing fees	38	41	39	(7)	(3)	121	107	13
Total fee revenue	3,404	3,398	3,245	—	5	10,107	9,658	5
Investment and other revenue (b)	196	169	159	N/M	N/M	547	437	N/M
Total fee and other revenue (b)	$3,600	$3,567	$3,404	1%	6%	$10,654	$10,095	6%

Fee revenue as a percentage of total revenue	73%	74%	73%			73%	72%

AUC/A at period end (in trillions) (c)	$52.1	$49.5	$45.7	5%	14%	$52.1	$45.7	14%
AUM at period end (in billions) (d)	$2,144	$2,045	$1,821	5%	18%	$2,144	$1,821	18%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.9 trillion at Sept. 30, 2024, $1.7 trillion at June 30, 2024 and $1.5 trillion at Sept. 30, 2023.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 5% compared with the third quarter of 2023 and was flat compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher investment services fees, foreign exchange revenue and investment management and performance fees. Compared with the second quarter of 2024, higher investment management and performance fees were offset by lower investment services fees and foreign exchange revenue.

Investment and other revenue increased $37 million compared with the third quarter of 2023 and $27 million compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects a strategic equity investment loss recorded in the third quarter of 2023 and improved results from our seed capital investments. The increase compared with the second quarter of 2024 primarily reflects improved seed capital results and higher client activity in our fixed income and equity trading business.

Investment services fees

Investment services fees increased 5% compared with the third quarter of 2023 and decreased 1% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher market values, net new business and higher client activity, partially offset by lower Depositary Receipts revenue. The decrease compared with the second quarter of 2024 primarily reflects lower Depositary Receipts revenue, partially offset by higher market values.

AUC/A totaled $52.1 trillion at Sept. 30, 2024, an increase of 14% compared with Sept. 30, 2023, primarily reflecting higher market values, client inflows and net new business. AUC/A consisted of 37% equity securities and 63% fixed income securities at Sept. 30, 2024, and 34% equity securities and 66% fixed income securities at Sept. 30, 2023.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees increased 2% compared with the third quarter of 2023 and 4% compared with the second quarter of 2024. The increase compared with the third quarter of 2023
6 BNY

primarily reflects higher market values, partially offset by the mix of AUM flows and lower performance fees. The increase compared with the second quarter of 2024 primarily reflects higher market values and the timing of performance fees. Performance fees were $13 million in the third quarter of 2024, $30 million in the third quarter of 2023 and $8 million in the second quarter of 2024. On a constant currency basis (Non-GAAP), investment management and performance fees increased 2% compared with the third quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of Non-GAAP measures.

AUM was $2.1 trillion at Sept. 30, 2024, an increase of 18% compared with Sept. 30, 2023, primarily reflecting higher market values and the favorable impact of a weaker U.S. dollar.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 14% compared with the third quarter of 2023 and decreased 5% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher volumes. The decrease compared with the second quarter of 2024 primarily reflects lower volumes, partially offset by higher volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, in the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.
Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 18% compared with the third quarter of 2023 and were flat compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher underwriting fees.

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
BNY 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Income (loss) from consolidated investment management funds	$28	$8	$(11)	$51	$4
Seed capital gains (losses) (a)	3	—	(4)	17	11
Other trading revenue	79	77	86	225	184
Renewable energy investments gains (b)	6	8	1	20	26
Corporate/bank-owned life insurance	36	26	29	90	79
Other investments gains (losses) (c)	12	30	(9)	59	(8)
Disposal gains	—	—	2	—	—
Expense reimbursements from joint venture	32	30	29	89	89
Other income	17	7	55	31	72
Net securities (losses)	(17)	(17)	(19)	(35)	(20)
Total investment and other revenue (b)	$196	$169	$159	$547	$437
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the third quarter of 2023 primarily reflects a strategic equity investment loss recorded in the third quarter of 2023 and improved results from our seed capital investments. The increase compared with the second quarter of 2024 primarily reflects improved seed capital results and higher client activity in our fixed income and equity trading business.

Year-to-date 2024 compared with year-to-date 2023

Fee revenue increased 5% compared with the first nine months of 2023, primarily reflecting higher investment services fees. The 6% increase in investment services fees primarily reflects higher market values, net new business and higher client activity. Investment management and performance fees increased 1%, primarily reflecting higher market values, partially offset by the mix of AUM flows and lower performance fees. The 5% increase in foreign exchange revenue primarily reflects higher volumes, partially offset by lower volatility.

Investment and other revenue increased $110 million compared with the first nine months of 2023, primarily reflecting higher client activity in our fixed income and equity trading business, strategic equity investment losses recorded in the first nine months of 2023 and improved seed capital results, partially offset by higher securities losses.
8 BNY

Net interest income

Net interest income									YTD24
				3Q24 vs.					vs.
(dollars in millions)	3Q24	2Q24	3Q23	2Q24		3Q23	YTD24	YTD23	YTD23
Net interest income	$1,048	$1,030	$1,016	2%		3%	$3,118	$3,244	(4)%
Add: Tax equivalent adjustment	—	1	—	N/M		N/M	1	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,048	$1,031	$1,016	2%		3%	$3,119	$3,245	(4)%

Average interest-earning assets	$356,934	$353,633	$339,044	1%		5%	$352,250	$349,789	1%

Net interest margin	1.16%	1.15%	1.18%	1	bps	(2) bps	1.16%	1.23%	(7) bps
Net interest margin (FTE) – Non-GAAP (a)	1.16%	1.15%	1.18%	1	bps	(2) bps	1.16%	1.23%	(7) bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 3% compared with the third quarter of 2023 and 2% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects improved investment securities portfolio yields and balance sheet growth, partially offset by changes in deposit mix. The increase compared with the second quarter of 2024 primarily reflects higher sponsored member cleared repo activity.

Net interest margin decreased 2 basis points compared with the third quarter of 2023 and increased 1 basis point compared with the second quarter of 2024. The changes compared with the third quarter of 2023 and the second quarter of 2024 primarily reflect the factors mentioned above.

Average interest-earning assets increased 5% compared with the third quarter of 2023 and 1% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher securities and loan balances and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with banks. The increase compared with the second quarter of 2024 primarily reflects higher securities balances and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2024. Approximately 50% of the average non-U.S. dollar deposits in the third quarter of 2024 were euro-denominated.

Year-to-date 2024 compared with year-to-date 2023

Net interest income decreased 4% compared with the first nine months of 2023, primarily driven by changes in balance sheet mix, partially offset by higher interest rates. The decrease in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 1% compared with the first nine months of 2023, primarily reflecting higher loan balances and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with banks.
BNY 9

Average balances and interest rates	Quarter ended
	Sept. 30, 2024			June 30, 2024			Sept. 30, 2023
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$100,611	$1,188	4.62%	$102,257	$1,201	4.65%	$98,767	$1,153	4.57%
Interest-bearing deposits with banks	10,559	109	4.15	11,210	110	3.91	12,287	125	4.04
Federal funds sold and securities purchased under resale agreements (a)	31,183	2,874	36.65	29,013	2,631	36.48	26,915	2,066	30.47
Loans	69,205	1,142	6.57	68,283	1,119	6.58	63,962	1,029	6.39
Securities:
U.S. government obligations	28,490	266	3.71	28,347	269	3.82	32,224	250	3.08
U.S. government agency obligations	62,572	511	3.26	62,549	515	3.29	59,481	426	2.87
Other securities	48,647	487	4.00	46,828	472	4.04	39,874	394	3.93
Total investment securities	139,709	1,264	3.61	137,724	1,256	3.66	131,579	1,070	3.24
Trading securities (b)	5,667	75	5.33	5,146	76	5.89	5,534	76	5.49
Total securities (b)	145,376	1,339	3.68	142,870	1,332	3.74	137,113	1,146	3.33
Total interest-earning assets (b)	$356,934	$6,652	7.40%	$353,633	$6,393	7.24%	$339,044	$5,519	6.45%
Noninterest-earning assets	59,463			58,866			58,247
Total assets	$416,397			$412,499			$397,291

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$236,724	$2,271	3.82%	$235,878	$2,255	3.85%	$209,641	$1,911	3.62%
Federal funds purchased and securities sold under repurchase agreements (a)	16,584	2,620	62.85	17,711	2,433	55.26	21,512	1,956	36.07
Trading liabilities	1,844	22	4.83	1,689	23	5.43	3,959	48	4.80
Other borrowed funds	418	3	3.15	351	8	8.61	540	6	4.47
Commercial paper	1,474	21	5.50	954	13	5.54	7	—	4.13
Payables to customers and broker-dealers	12,737	170	5.29	12,066	161	5.35	13,515	147	4.30
Long-term debt	33,154	497	5.93	31,506	469	5.92	31,161	435	5.52
Total interest-bearing liabilities	$302,935	$5,604	7.36%	$300,155	$5,362	7.18%	$280,335	$4,503	6.37%
Total noninterest-bearing deposits	47,962			48,965			52,467
Other noninterest-bearing liabilities	24,122			22,839			23,699
Total liabilities	375,019			371,959			356,501
Total The Bank of New York Mellon Corporation shareholders’ equity	41,115			40,387			40,711
Noncontrolling interests	263			153			79
Total liabilities and equity	$416,397			$412,499			$397,291
Net interest income (FTE) – Non-GAAP (b)(c)		$1,048			$1,031			$1,016
Net interest margin (FTE) – Non-GAAP (b)(c)			1.16%			1.15%			1.18%
Less: Tax equivalent adjustment		—			1			—
Net interest income – GAAP		$1,048			$1,030			$1,016
Net interest margin – GAAP			1.16%			1.15%			1.18%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $179 billion for the third quarter of 2024, $163 billion for the second quarter of 2024 and $126 billion for the third quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.43% for the third quarter of 2024, 5.51% for the second quarter of 2024 and 5.36% for the third quarter of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.32% for the third quarter of 2024, 5.41% for the second quarter of 2024 and 5.26% for the third quarter of 2023. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY

Average balances and interest rates	Year-to-date
	Sept. 30, 2024			Sept. 30, 2023
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$101,883	$3,608	4.65%	$102,762	$3,247	4.17%
Interest-bearing deposits with banks	11,162	340	4.07	14,129	393	3.72
Federal funds sold and securities purchased under resale agreements (a)	29,079	7,938	36.46	26,187	4,833	24.68
Loans	67,782	3,322	6.54	63,563	2,852	6.00
Securities:
U.S. government obligations	28,028	785	3.74	35,050	776	2.95
U.S. government agency obligations	62,751	1,534	3.26	61,098	1,259	2.75
Other securities	46,343	1,394	4.02	41,096	1,099	3.57
Total investment securities	137,122	3,713	3.61	137,244	3,134	3.05
Trading securities (b)	5,222	220	5.64	5,904	227	5.15
Total securities (b)	142,344	3,933	3.69	143,148	3,361	3.13
Total interest-earning assets (b)	$352,250	$19,141	7.23%	$349,789	$14,686	5.59%
Noninterest-earning assets	58,730			58,684
Total assets	$410,980			$408,473

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$233,843	$6,713	3.83%	$209,624	$5,016	3.20%
Federal funds purchased and securities sold under repurchase agreements (a)	16,809	7,296	57.98	22,048	4,577	27.75
Trading liabilities	1,728	66	5.11	3,629	121	4.47
Other borrowed funds	424	15	4.78	1,317	41	4.08
Commercial paper	815	34	5.51	4	—	4.55
Payables to customers and broker-dealers	12,409	477	5.13	15,077	418	3.70
Long-term debt	31,919	1,421	5.89	31,129	1,268	5.39
Total interest-bearing liabilities	$297,947	$16,022	7.18%	$282,828	$11,441	5.40%
Total noninterest-bearing deposits	48,955			61,438
Other noninterest-bearing liabilities	23,325			23,637
Total liabilities	370,227			367,903
Total The Bank of New York Mellon Corporation shareholders’ equity	40,585			40,510
Noncontrolling interests	168			60
Total liabilities and equity	$410,980			$408,473
Net interest income (FTE) – Non-GAAP (b)(c)		$3,119			$3,245
Net interest margin (FTE) – Non-GAAP (b)(c)			1.16%			1.23%
Less: Tax equivalent adjustment		1			1
Net interest income – GAAP		$3,118			$3,244
Net interest margin – GAAP			1.16%			1.23%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $165 billion for the first nine months of 2024 and $101 billion for the first nine months of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 5.47% for the first nine months of 2024 and 5.10% for the first nine months of 2023. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 5.37% for the first nine months of 2024 and 4.99% for the first nine months of 2023. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

BNY 11

Noninterest expense

Noninterest expense								YTD24
				3Q24 vs.				vs.
(dollars in millions)	3Q24	2Q24	3Q23	2Q24	3Q23	YTD24	YTD23	YTD23
Staff	$1,736	$1,720	$1,755	1%	(1)%	$5,313	$5,264	1%
Software and equipment	491	476	452	3	9	1,442	1,331	8
Professional, legal and other purchased services	370	374	368	(1)	1	1,093	1,121	(2)
Net occupancy	130	134	140	(3)	(7)	388	380	2
Sub-custodian and clearing	117	134	121	(13)	(3)	370	358	3
Distribution and servicing	90	88	87	2	3	274	265	3
Business development	48	50	36	(4)	33	134	122	10
Bank assessment charges	10	(7)	37	N/M	N/M	20	118	N/M
Amortization of intangible assets	12	13	15	(8)	(20)	37	43	(14)
Other	96	88	78	9	23	275	298	(8)
Total noninterest expense	$3,100	$3,070	$3,089	1%	—%	$9,346	$9,300	—%

Full-time employees at period end (a)	52,600	52,000	53,600	1%	(2)%	52,600	53,600	(2)%
(a)    Beginning March 31, 2024, the number of full-time employees excludes interns.
N/M – Not meaningful.

Total noninterest expense was flat compared with the third quarter of 2023, reflecting higher investments and employee merit increases, offset by efficiency savings and a reduction in the FDIC special assessment. Excluding notable items, total noninterest expense increased 1% (Non-GAAP) compared with the third quarter of 2023. The investments in growth, infrastructure and efficiency initiatives are primarily included in staff, software and equipment, and professional, legal and other purchased services expenses. Total noninterest expense increased 1% compared with the second quarter of 2024, primarily reflecting higher investments and the impact of the adjustments to the FDIC special assessment recorded in the second and third quarters of 2024. Excluding notable items, total noninterest expense was flat (Non-GAAP) compared with the second quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.

Year-to-date 2024 compared with year-to-date 2023

Total noninterest expense was flat compared with the first nine months of 2023, reflecting efficiency savings, reductions in the FDIC special assessment and lower litigation reserves, offset by higher investments, employee merit increases and higher severance and revenue-related expenses. Excluding notable items, total noninterest expense increased 1%
(Non-GAAP) compared with the first nine months of 2023.

Income taxes

BNY recorded an income tax provision of $336 million (22.0% effective tax rate) in the third quarter of 2024. The income tax provision was $285 million (21.5% effective tax rate) in the third quarter of 2023 and $357 million (23.4% effective tax rate) in the second quarter of 2024.

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2024. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business consistent with the firm’s ongoing transition to a platforms operating model uniting related capabilities and enabling streamlining of internal processes to drive growth, efficiency, resiliency, and enhanced risk management. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Business segment results for the three and nine months ended Sept. 30, 2023 have been revised to reflect these changes.

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
BNY 13

Securities Services business segment

										YTD24
(dollars in millions, unless otherwise noted)						3Q24 vs.				vs.
	3Q24	2Q24	1Q24	4Q23	3Q23	2Q24	3Q23	YTD24	YTD23	YTD23
Revenue:
Investment services fees:
Asset Servicing	$1,021	$1,018	$1,013	$975	$976	—%	5%	$3,052	$2,897	5%
Issuer Services	285	322	261	285	281	(11)	1	868	836	4
Total investment services fees	1,306	1,340	1,274	1,260	1,257	(3)	4	3,920	3,733	5
Foreign exchange revenue	137	144	124	118	107	(5)	28	405	370	9
Other fees (a)	57	56	59	54	52	2	10	172	161	7
Total fee revenue	1,500	1,540	1,457	1,432	1,416	(3)	6	4,497	4,264	5
Investment and other revenue	105	104	99	112	65	N/M	N/M	308	221	N/M
Total fee and other revenue	1,605	1,644	1,556	1,544	1,481	(2)	8	4,805	4,485	7
Net interest income	609	595	583	635	600	2	2	1,787	1,934	(8)
Total revenue	2,214	2,239	2,139	2,179	2,081	(1)	6	6,592	6,419	3
Provision for credit losses	15	(3)	11	64	19	N/M	N/M	23	35	N/M
Noninterest expense (excluding amortization of intangible assets)	1,550	1,547	1,530	1,645	1,590	—	(3)	4,627	4,682	(1)
Amortization of intangible assets	7	7	7	8	8	—	(13)	21	23	(9)
Total noninterest expense	1,557	1,554	1,537	1,653	1,598	—	(3)	4,648	4,705	(1)
Income before income taxes	$642	$688	$591	$462	$464	(7)%	38%	$1,921	$1,679	14%

Pre-tax operating margin	29%	31%	28%	21%	22%			29%	26%

Securities lending revenue (b)	$47	$46	$46	$48	$46	2%	2%	$139	$141	(1)%

Total revenue by line of business:
Asset Servicing	$1,720	$1,687	$1,668	$1,675	$1,585	2%	9%	$5,075	$4,937	3%
Issuer Services	494	552	471	504	496	(11)	—	1,517	1,482	2
Total revenue by line of business	$2,214	$2,239	$2,139	$2,179	$2,081	(1)%	6%	$6,592	$6,419	3%

Selected average balances:
Average loans	$11,077	$11,103	$11,204	$11,366	$11,236	—%	(1)%	$11,128	$11,154	—%
Average deposits	$180,500	$178,495	$174,687	$171,086	$162,509	1%	11%	$177,904	$167,510	6%

Selected metrics:
AUC/A at period end (in trillions) (c)	$37.5	$35.7	$35.4	$34.2	$32.3	5%	16%
Market value of securities on loan at period end (in billions) (d)	$484	$481	$486	$450	$406	1%	19%

Issuer Services:
Total debt serviced at period end (in trillions)	$14.3	$14.1	$14.0	$14.0	$13.8	1%	4%
Number of sponsored Depositary Receipts programs at period end	507	516	527	543	559	(2)%	(9)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.9 trillion at Sept. 30, 2024, $1.7 trillion at June 30, 2024, March 31, 2024 and Dec. 31, 2023, and $1.5 trillion at Sept. 30, 2023.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $67 billion at Sept. 30, 2024, $66 billion at June 30, 2024, $64 billion at March 31, 2024 and $63 billion at Dec. 31, 2023 and Sept. 30, 2023.
N/M – Not meaningful.

14 BNY

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $37.5 trillion of AUC/A at Sept. 30, 2024. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2023 Annual Report.

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

Our Digital Asset Custody platform offers custody and administration services for Bitcoin and Ether for select U.S. institutional clients. Our Digital Assets Funds Services provides accounting and administration, transfer agency and ETF services to digital asset funds. We expect to continue developing our digital asset capabilities and to work closely with clients to address their evolving digital asset needs. As of and for the quarter ended Sept. 30, 2024, our Digital Asset Custody platform and related initiative had a de minimis impact on our assets, liabilities, revenues and expenses.

The Issuer Services business includes Corporate Trust and Depositary Receipts. Our Corporate Trust business delivers a full range of issuer and related investor services, including trustee, paying agency, fiduciary, escrow and other financial services. We are a leading provider to debt capital markets, providing customized and market-driven solutions to investors, bondholders and lenders. Our Depositary Receipts business drives global investing by providing servicing and value-added solutions that enable, facilitate and enhance cross-border trading, clearing, settlement and ownership. We are one of the largest providers of depositary receipts services in the world, partnering with leading companies from more than 50 countries.

Review of financial results

AUC/A of $37.5 trillion increased 16% compared with Sept. 30, 2023, primarily reflecting higher market values, net new business and client inflows.

Total revenue of $2.2 billion increased 6% compared with the third quarter of 2023 and decreased 1% compared with the second quarter of 2024. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.7 billion increased 9% compared with the third quarter of 2023 and 2% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher market values and client activity, a strategic equity investment loss recorded in the third quarter of 2023, net new business and higher net interest income. The increase compared with the second quarter of 2024 primarily reflects higher net interest income and market values.

Issuer Services revenue of $494 million was flat compared with the third quarter of 2023 and decreased 11% compared with the second quarter of 2024. Compared with the third quarter of 2023, total revenue reflects higher Corporate Trust fees offset by lower Depositary Receipts revenue. The decrease compared with the second quarter of 2024 primarily reflects lower Depositary Receipts revenue and net interest income.

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

Noninterest expense of $1.6 billion decreased 3% compared with the third quarter of 2023 and was flat compared with the second quarter of 2024. The
BNY 15

decrease compared with the third quarter of 2023 primarily reflects efficiency savings and lower severance expense, partially offset by higher investments and employee merit increases.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $6.6 billion increased 3% compared with the first nine months of 2023. Asset Servicing revenue of $5.1 billion increased 3% compared with the first nine months of 2023, primarily reflecting higher market values, higher client activity in our fixed income and trading businesses, net new business and a strategic equity investment loss recorded in the first nine months of 2023, partially offset by lower net interest income. Issuer Services revenue of $1.5 billion increased 2%, primarily reflecting higher Corporate Trust fees, partially offset by lower Depositary Receipts revenue.

Noninterest expense of $4.6 billion decreased 1% compared with the first nine months of 2023, primarily reflecting efficiency savings and lower severance expense, partially offset by higher investments and employee merit increases.
16 BNY

Market and Wealth Services business segment

										YTD24
(dollars in millions, unless otherwise noted)						3Q24 vs.				vs.
	3Q24	2Q24	1Q24	4Q23	3Q23	2Q24	3Q23	YTD24	YTD23	YTD23
Revenue:
Investment services fees:
Pershing	$475	$474	$482	$472	$478	—%	(1)%	$1,431	$1,413	1%
Treasury Services	200	202	184	179	180	(1)	11	586	538	9
Clearance and Collateral Management	354	338	329	322	305	5	16	1,021	890	15
Total investment services fees	1,029	1,014	995	973	963	1	7	3,038	2,841	7
Foreign exchange revenue	23	23	24	21	21	—	10	70	60	17
Other fees (a)	58	58	58	50	49	—	18	174	152	14
Total fee revenue	1,110	1,095	1,077	1,044	1,033	1	7	3,282	3,053	8
Investment and other revenue	20	23	17	16	16	N/M	N/M	60	47	N/M
Total fee and other revenue	1,130	1,118	1,094	1,060	1,049	1	8	3,342	3,100	8
Net interest income	415	417	423	436	401	—	3	1,255	1,274	(1)
Total revenue	1,545	1,535	1,517	1,496	1,450	1	7	4,597	4,374	5
Provision for credit losses	7	(2)	5	28	6	N/M	N/M	10	13	N/M
Noninterest expense (excluding amortization of intangible assets)	833	832	833	836	790	—	5	2,498	2,363	6
Amortization of intangible assets	1	1	1	1	2	—	(50)	3	5	(40)
Total noninterest expense	834	833	834	837	792	—	5	2,501	2,368	6
Income before income taxes	$704	$704	$678	$631	$652	—%	8%	$2,086	$1,993	5%

Pre-tax operating margin	46%	46%	45%	42%	45%			45%	46%

Total revenue by line of business:
Pershing	$649	$663	$670	$669	$657	(2)%	(1)%	$1,982	$1,947	2%
Treasury Services	424	426	416	408	397	—	7	1,266	1,229	3
Clearance and Collateral Management	472	446	431	419	396	6	19	1,349	1,198	13
Total revenue by line of business	$1,545	$1,535	$1,517	$1,496	$1,450	1%	7%	$4,597	$4,374	5%

Selected average balances:
Average loans	$42,730	$41,893	$39,271	$39,200	$37,496	2%	14%	$41,303	$36,930	12%
Average deposits	$88,856	$91,371	$89,539	$87,695	$84,000	(3)%	6%	$89,918	$85,141	6%

Selected metrics:
AUC/A at period end (in trillions) (b)	$14.3	$13.4	$13.1	$13.3	$13.1	7%	9%

Pershing:
AUC/A at period end (in trillions)	$2.7	$2.6	$2.6	$2.5	$2.4	4%	13%
Net new assets (U.S. platform) (in billions) (c)	$(22)	$(23)	$(2)	$(4)	$23	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	251	280	290	229	223	(10)%	13%
Average active clearing accounts (in thousands)	8,085	8,057	7,991	8,012	7,979	—%	1%

Treasury Services:
Average daily U.S. dollar payment volumes	242,243	241,253	237,124	243,005	233,620	—%	4%

Clearance and Collateral Management:
Average tri-party collateral management balances (in billions)	$5,511	$5,298	$5,157	$5,248	$5,706	4%	(3)%
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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of tri-party collateral management services with an average of $5.5 trillion serviced globally, including approximately $4.3 trillion of the U.S. tri-party repo market at Sept. 30, 2024.

Review of financial results

AUC/A of $14.3 trillion increased 9% compared with Sept. 30, 2023, primarily reflecting higher market values and client inflows.

Total revenue of $1.5 billion increased 7% compared with the third quarter of 2023 and 1% compared with the second quarter of 2024. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $649 million decreased 1% compared with the third quarter of 2023 and 2%
compared with the second quarter of 2024. The decrease compared with the third quarter of 2023 primarily reflects lost business in the prior year and lower net interest income, partially offset by higher market values. The decrease compared with the second quarter of 2024 primarily reflects an equity investment gain recorded in the second quarter of 2024. Net new assets were $(22) billion in the third quarter of 2024, reflecting the ongoing deconversion of business lost in the prior year.

Treasury Services revenue of $424 million increased 7% compared with the third quarter of 2023 and was flat compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects net new business. Compared with the second quarter of 2024, net new business was offset by lower net interest income.

Clearance and Collateral Management revenue of $472 million increased 19% compared with the third quarter of 2023 and 6% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher collateral management fees, clearance volumes and net interest income. The increase compared with the second quarter of 2024 primarily reflects higher clearance volumes and net interest income.

Noninterest expense of $834 million increased 5% compared with the third quarter of 2023 and was flat compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher investments and employee merit increases, partially offset by efficiency savings.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $4.6 billion increased 5% compared with the first nine months of 2023. Pershing revenue of $2.0 billion increased 2%, primarily reflecting higher market values and client activity, partially offset by lost business in the prior year. Treasury Services revenue of $1.3 billion increased 3%, primarily reflecting net new business and higher client activity, partially offset by lower net interest income. Clearance and Collateral Management revenue of $1.3 billion increased 13%, primarily reflecting higher collateral management fees and clearance volumes.

Noninterest expense of $2.5 billion increased 6% compared with the first nine months of 2023, primarily reflecting higher investments and employee merit increases, partially offset by efficiency savings.
18 BNY

Investment and Wealth Management business segment

											YTD24
							3Q24 vs.				vs.
(dollars in millions)	3Q24	2Q24	1Q24	4Q23		3Q23	2Q24	3Q23	YTD24	YTD23	YTD23
Revenue:
Investment management fees	$782	$754	$768	$725		$748	4%	5%	$2,304	$2,256	2%
Performance fees	13	8	10	19		30	N/M	N/M	31	62	N/M
Investment management and performance fees (a)	795	762	778	744		778	4	2	2,335	2,318	1
Distribution and servicing fees	68	69	70	66		62	(1)	10	207	175	18
Other fees (b)	(68)	(64)	(60)	(55)		(50)	N/M	N/M	(192)	(159)	N/M
Total fee revenue	795	767	788	755		790	4	1	2,350	2,334	1
Investment and other revenue (c)	9	11	17	(121)		1	N/M	N/M	37	19	N/M
Total fee and other revenue (c)	804	778	805	634		791	3	2	2,387	2,353	1
Net interest income	45	43	41	45		39	5	15	129	123	5
Total revenue	849	821	846	679		830	3	2	2,516	2,476	2
Provision for credit losses	1	4	(1)	(2)		(9)	N/M	N/M	4	(2)	N/M
Noninterest expense (excluding amortization of intangible assets)	668	663	736	680		670	1	—	2,067	2,076	—
Amortization of intangible assets	4	5	4	5		5	(20)	(20)	13	15	(13)
Total noninterest expense	672	668	740	685		675	1	—	2,080	2,091	(1)
Income (loss) before income taxes	$176	$149	$107	$(4)		$164	18%	7%	$432	$387	12%

Pre-tax operating margin	21%	18%	13%	(1)%		20%			17%	16%
Adjusted pre-tax operating margin – Non-GAAP (d)	23%	20%	14%	(1)%	(e)	22%			19%	18%

Total revenue by line of business:
Investment Management	$569	$549	$576	$415		$565	4%	1%	$1,694	$1,682	1%
Wealth Management	280	272	270	264		265	3	6	822	794	4
Total revenue by line of business	$849	$821	$846	$679		$830	3%	2%	$2,516	$2,476	2%

Selected average balances:
Average loans	$13,648	$13,520	$13,553	$13,405		$13,519	1%	1%	$13,574	$13,823	(2)%
Average deposits	$10,032	$11,005	$11,364	$12,039		$13,578	(9)%	(26)%	$10,798	$15,035	(28)%
(a)    On a constant currency basis, investment management and performance fees increased 2% (Non-GAAP) compared with the third quarter of 2023. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for the reconciliation of this Non-GAAP measure.
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
N/M – Not meaningful.
BNY 19

AUM trends							3Q24 vs.
(dollars in billions)	3Q24	2Q24	1Q24		4Q23	3Q23	2Q24	3Q23
AUM by product type: (a)
Equity	$173	$167	$168		$145	$133	4%	30%
Fixed income	235	221	219		205	190	6	24
Index	498	485	474		459	425	3	17
Liability-driven investments	637	598	573		605	534	7	19
Multi-asset and alternative investments	175	173	174		170	156	1	12
Cash	426	401	407		390	383	6	11
Total AUM	$2,144	$2,045	$2,015		$1,974	$1,821	5%	18%

Changes in AUM: (a)
Beginning balance of AUM	$2,045	$2,015	$1,974		$1,821	$1,906
Net inflows (outflows):
Long-term strategies:
Equity	(2)	(4)	(4)		(2)	(3)
Fixed income	4	4	12		3	(7)
Liability-driven investments	(4)	4	13		4	1
Multi-asset and alternative investments	(6)	(2)	(5)		(1)	(4)
Total long-term active strategies (outflows) inflows	(8)	2	16		4	(13)
Index	(16)	(4)	(15)		(10)	(2)
Total long-term strategies (outflows) inflows	(24)	(2)	1		(6)	(15)
Short-term strategies:
Cash	24	(7)	16		7	7
Total net (outflows) inflows	—	(9)	17		1	(8)
Net market impact	58	40	16		122	(50)
Net currency impact	41	(1)	(10)		30	(27)
Other	—	—	18	(b)	—	—
Ending balance of AUM	$2,144	$2,045	$2,015		$1,974	$1,821	5%	18%

Wealth Management client assets (c)	$333	$308	$309		$312	$292	8%	14%
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

Review of financial results

AUM of $2.1 trillion as of Sept. 30, 2024, increased 18% compared with Sept. 30, 2023, primarily reflecting higher market values and the favorable impact of a weaker U.S. dollar.

Net long-term strategy outflows were $24 billion in the third quarter of 2024, driven by index, multi-asset and alternative, liability-driven and equity investments, partially offset by inflows of fixed income investments. Short-term strategy inflows were $24 billion in the third quarter of 2024. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $849 million increased 2% compared with the third quarter of 2023 and 3% compared with the second quarter of 2024. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $569 million increased 1% compared with the third quarter of 2023
20 BNY

and 4% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher market values and improved seed capital results, partially offset by lower performance fees and the mix of AUM flows. The increase compared with the second quarter of 2024 primarily reflects higher market values, seed capital gains and the timing of performance fees.

Wealth Management revenue of $280 million increased 6% compared with the third quarter of 2023 and 3% compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher market values and net interest income, partially offset by changes in product mix. The increase compared with the second quarter of 2024 primarily reflects higher market values.

Revenue generated in the Investment and Wealth Management business segment included 31% from non-U.S. sources in the third quarter of 2024, compared with 33% in the third quarter of 2023 and 30% in the second quarter of 2024.

Noninterest expense of $672 million was flat compared with the third quarter of 2023 and increased 1% compared with the second quarter of 2024. Compared with the third quarter of 2023, total noninterest expense reflects efficiency savings, offset by employee merit increases and higher investments.

Year-to-date 2024 compared with year-to-date 2023

Total revenue of $2.5 billion increased 2% compared with the first nine months of 2023. Investment Management revenue of $1.7 billion increased 1%, primarily reflecting higher market values, partially offset by the mix of AUM flows and lower performance fees. Wealth Management revenue of $822 million increased 4%, primarily reflecting higher market values, partially offset by changes in product mix.

Noninterest expense of $2.1 billion decreased 1% compared with the first nine months of 2023, primarily reflecting efficiency savings, partially offset by employee merit increases and higher investments.

Other segment

(in millions)	3Q24	2Q24	1Q24	4Q23	3Q23	YTD24	YTD23
Fee revenue	$(1)	$(4)	$(17)	$(17)	$6	$(22)	$7
Investment and other revenue (a)	55	29	47	38	74	131	146
Total fee and other revenue (a)	54	25	30	21	80	109	153
Net interest (expense)	(21)	(25)	(7)	(15)	(24)	(53)	(87)
Total revenue (a)	33	—	23	6	56	56	66
Provision for credit losses	—	1	12	(6)	(13)	13	(11)
Noninterest expense	37	15	65	820	24	117	136
(Loss) income before income taxes (a)	$(4)	$(16)	$(54)	$(808)	$45	$(74)	$(59)

Average loans and leases	$1,750	$1,767	$1,816	$1,706	$1,711	$1,777	$1,656
(a)    Results for the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See page 20 of our 2023 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $23 million compared with the third quarter of 2023 and increased $33 million compared with the second quarter of 2024. The decrease compared with the third quarter of 2023 primarily reflects debt extinguishment gains recorded in the third quarter of 2023. The increase compared with the second quarter of 2024 primarily reflects gains on real estate and other investments.

Noninterest expense increased $13 million compared with the third quarter of 2023 and $22 million
BNY 21

compared with the second quarter of 2024. The increase compared with the third quarter of 2023 primarily reflects higher staff expense, partially offset by a reduction in the FDIC special assessment. The increase compared with the second quarter of 2024 primarily reflects the impact of the adjustments to the FDIC special assessment recorded in the second and third quarters of 2024.

Year-to-date 2024 compared with year-to-date 2023

Loss before income taxes increased $15 million compared with the first nine months of 2023. Total revenue decreased $10 million, primarily reflecting debt extinguishment gains recorded in the third quarter of 2023 and higher net securities losses, partially offset by improved investment results.

Noninterest expense decreased $19 million compared with the first nine months of 2023, primarily reflecting reductions in the FDIC special assessment and lower litigation reserves, partially offset by higher staff expense.

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

In the third quarter of 2024, due to the results of the second quarter 2024 interim test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 5%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept. 30, 2024. The discount rate applied to these cash flows was 10.5%.

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

At Sept. 30, 2024, total assets were $427 billion, compared with $410 billion at Dec. 31, 2023. The increase in total assets was primarily driven by higher securities, federal funds sold and securities purchased under resale agreements and loans, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks. Deposits totaled $296 billion at Sept. 30, 2024, compared with $284 billion at Dec. 31, 2023. The increase reflects higher interest-bearing and noninterest-bearing deposits. Total interest-bearing deposits as a percentage of total interest-earning assets were 64% at Sept. 30, 2024 and 66% at Dec. 31, 2023.

At Sept. 30, 2024, available funds totaled $154 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $158 billion at Dec. 31, 2023. Total available funds as a percentage of total assets was 36% at Sept. 30, 2024 and 38% at Dec. 31, 2023. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $142 billion, or 33% of total assets, at Sept. 30, 2024, compared with $126 billion, or 31% of total assets, at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency residential mortgage-backed securities (“RMBS”) and unrealized pre-tax gains in the first nine months of 2024, partially offset by lower U.S. government agencies securities. For additional information on our securities portfolio, see “Securities” and Note 4 of the Notes to Consolidated Financial Statements.

Loans were $69 billion, or 16% of total assets, at Sept. 30, 2024, compared with $67 billion, or 16% of total assets, at Dec. 31, 2023. The increase was driven by higher loans in the financial institutions portfolio and capital call financing, partially offset by lower overdrafts and commercial and wealth management loans. For additional information on our loan portfolio, see “Loans” and Note 5 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $33 billion at Sept. 30, 2024 and $31 billion at Dec. 31, 2023. Issuances and an increase in the fair value of hedged long-term debt were partially offset by maturities and redemptions. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $42 billion at Sept. 30, 2024 and $41 billion at Dec. 31, 2023. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposures by country (excluding the U.S.) as of Sept. 30, 2024, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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
BNY 23

Country risk exposure at Sept. 30, 2024	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$16.0	$0.3		$0.8	$3.5	$0.2	$20.8
United Kingdom (“UK”)	9.3	0.5		1.4	5.0	2.3	18.5
Belgium	8.5	0.8		0.1	1.5	0.1	11.0
Canada	—	1.2		0.1	4.0	1.6	6.9
Japan	5.0	0.1		0.1	0.4	0.1	5.7
Netherlands	1.8	—		0.2	1.8	0.1	3.9
Singapore	—	1.3		0.1	1.1	0.8	3.3
Luxembourg	0.1	0.3		1.5	—	1.4	3.3
South Korea	—	0.2		2.2	0.2	0.6	3.2
France	—	—		—	2.1	0.5	2.6
Total Top 10 country exposure	$40.7	$4.7		$6.5	$19.6	$7.7	$79.2	(d)

Select country exposure:
Brazil	$—	$—		$1.3	$0.1	$0.2	$1.6
Russia	—	0.6	(e)	—	—	—	0.6
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Securities include both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposures include over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposures comprise approximately 65% of our total non-U.S. exposure.
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

We are monitoring our exposure to Israel as part of our internal country risk management process. At Sept. 30, 2024, our total exposure to Israel was $252 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

24 BNY

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2024		3Q24 change in unrealized gain (loss)	Sept. 30, 2024			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
													BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value			Amortized cost (a)	Fair value						AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$40,898		$1,310	$45,706	$42,779		94%	$(2,927)		25%	100%	—%	—%	—%	—%
U.S. Treasury	28,633		340	30,095	29,653		99	(442)		61	100	—	—	—	—
Non-U.S. government (d)	26,866		283	29,619	29,337		99	(282)		37	94	3	3	—	—
Agency commercial mortgage-backed securities (“MBS”)	10,983		187	11,191	10,810		97	(381)		41	100	—	—	—	—
CLOs	7,354		(2)	7,808	7,822		100	14		100	100	—	—	—	—
Foreign covered bonds (e)	7,334		92	7,745	7,687		99	(58)		47	100	—	—	—	—
U.S. government agencies	6,406		133	6,528	6,248		96	(280)		29	100	—	—	—	—
Non-agency commercial MBS	2,893		54	2,918	2,769		95	(149)		48	100	—	—	—	—
Non-agency RMBS	1,670		15	1,735	1,598		92	(137)		42	98	2	—	—	—
Other asset-backed securities (“ABS”)	823		30	686	647		94	(39)		16	100	—	—	—	—
Other	11		(1)	12	10		89	(2)		—	—	—	—	—	100
Total securities	$133,871	(f)	$2,441	$144,043	$139,360	(f)	97%	$(4,683)	(f)(g)	43%	98%	1%	1%	—%	—%
(a)    Amortized cost reflects historical impairments and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to UK, Germany and France.
(e)    Primarily consists of exposure to Canada, UK, Germany and Australia.
(f)    Includes net unrealized gains on derivatives hedging securities available-for-sale (including discontinued hedges) of $2,163 million at June 30, 2024 and $1,141 million at Sept. 30, 2024.
(g)    At Sept. 30, 2024, includes pre-tax net unrealized losses of $1,026 million related to available-for-sale securities, net of hedges, and $3,657 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $774 million and the after-tax equivalent related to held-to-maturity securities is $2,789 million.

The fair value of our securities portfolio, including related hedges, was $139.4 billion at Sept. 30, 2024, compared with $123.3 billion at Dec. 31, 2023. The increase primarily reflects higher non-U.S. government, U.S. Treasury and agency RMBS securities and unrealized pre-tax gains in the first nine months of 2024, partially offset by lower U.S. government agencies securities.

At Sept. 30, 2024, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $4.7 billion, compared with $7.0 billion at Dec. 31, 2023. The improvement in the unrealized loss, including the impact of related hedges, primarily reflects the impact of securities moving closer to maturity and lower market interest rates.

The fair value of the available-for-sale securities totaled $98.1 billion at Sept. 30, 2024, net of hedges, or 70% of the securities portfolio, net of hedges. The fair value of the held-to-maturity securities totaled $41.3 billion at Sept. 30, 2024, or 30% of the securities portfolio, net of hedges.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $774 million at Sept. 30, 2024, compared with $1.6 billion at Dec. 31, 2023. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the impact of securities moving closer to maturity and lower market interest rates.

At Sept. 30, 2024, 98% of the securities in our portfolio were rated AAA/AA-, compared with 99% at Dec. 31, 2023.

See Note 4 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 15 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.
BNY 25

The following table presents the amortizable purchase premium (net of discount) and net amortization related to the securities portfolio.

Amortizable purchase premium (net of discount) and net amortization of securities (a)
(in millions)	3Q24	2Q24	3Q23
Amortizable purchase premium, net of discount	$253	$344	$973
Net amortization (b)	$5	$9	$45
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.
(b)    Accumulated basis adjustments on discontinued hedges of securities of $727 million at Sept. 30, 2024, $371 million at June 30, 2024 and $464 million at Sept. 30, 2023 will also be accreted to net interest income over the remaining life of the security. Including the impact of the accretion of discontinued hedges, there was net accretion of $44 million in the third quarter of 2024, net accretion of $25 million in the second quarter of 2024 and net amortization of $19 million in the third quarter of 2023.

Loans

Total exposure – consolidated	Sept. 30, 2024			Dec. 31, 2023
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$12.6	$33.8	$46.4	$10.5	$29.2	$39.7
Commercial	1.6	11.8	13.4	2.1	11.4	13.5
Wealth management loans	8.7	0.7	9.4	9.1	0.5	9.6
Wealth management mortgages	9.0	0.2	9.2	9.1	0.3	9.4
Commercial real estate	7.0	3.1	10.1	6.8	3.4	10.2
Lease financings	0.6	—	0.6	0.6	—	0.6
Other residential mortgages	1.1	—	1.1	1.2	—	1.2
Overdrafts	2.5	—	2.5	3.1	—	3.1
Capital call financing	5.0	3.1	8.1	3.7	3.6	7.3
Other	2.9	—	2.9	2.7	—	2.7
Margin loans	18.5	—	18.5	18.0	—	18.0
Total	$69.5	$52.7	$122.2	$66.9	$48.4	$115.3

At Sept. 30, 2024, our total lending-related exposure of $122.2 billion increased 6% compared with Dec. 31, 2023, primarily reflecting higher exposure in the financial institutions portfolio.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 49% of our total exposure at Sept. 30, 2024 and 46% at Dec. 31, 2023. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2024					Dec. 31, 2023
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$19.0	$21.4	100%	99%	$2.3	$14.8	$17.1
Asset managers	1.8	8.3	10.1	96	77	1.4	8.0	9.4
Banks	8.2	1.5	9.7	85	94	6.4	1.4	7.8
Insurance	0.1	4.0	4.1	100	11	0.1	3.9	4.0
Government	—	0.4	0.4	100	92	—	0.2	0.2
Other	0.1	0.6	0.7	99	50	0.3	0.9	1.2
Total	$12.6	$33.8	$46.4	96%	85%	$10.5	$29.2	$39.7

26 BNY

The financial institutions portfolio exposure was $46.4 billion at Sept. 30, 2024, an increase of 17% compared with Dec. 31, 2023, primarily reflecting higher exposure in the securities industry and banks portfolios.

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

The exposure to financial institutions is generally short term, with 85% of the exposures expiring within one year. At Sept. 30, 2024, 46% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2023.

In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At Sept. 30, 2024, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.5 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent approximately 29% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

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

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2024					Dec. 31, 2023
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$3.6	$4.4	98%	29%	$1.2	$3.4	$4.6
Manufacturing	0.5	3.6	4.1	100	23	0.5	3.6	4.1
Energy and utilities	0.3	3.8	4.1	95	8	0.4	3.7	4.1
Media and telecom	—	0.8	0.8	81	3	—	0.7	0.7
Total	$1.6	$11.8	$13.4	97%	19%	$2.1	$11.4	$13.5

The commercial portfolio exposure was $13.4 billion at Sept. 30, 2024, a decrease of 1% from Dec. 31, 2023, primarily reflecting lower exposure in the services and other portfolio, partially offset by higher exposure in the media and telecom portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2024	June 30, 2024	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023
Financial institutions	96%	97%	97%	92%	94%
Commercial	97%	96%	96%	94%	95%
BNY 27

Wealth management loans

Our wealth management loan exposure was $9.4 billion at Sept. 30, 2024, compared with $9.6 billion at Dec. 31, 2023. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.2 billion at Sept. 30, 2024, compared with $9.4 billion at Dec. 31, 2023. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. At Sept. 30, 2024, less than 1% of the mortgages were past due.

At Sept. 30, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2024		Dec. 31, 2023
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.1	88%	$4.3	88%
Office	2.5	74	2.6	74
Retail	0.8	62	0.8	63
Mixed use	0.8	32	0.8	31
Hotels	0.6	42	0.6	40
Healthcare	0.7	43	0.5	57
Other	0.6	65	0.6	71
Total commercial real estate	$10.1	71%	$10.2	73%
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

Lease financings

The lease financings portfolio exposure totaled $601 million at Sept. 30, 2024 and $599 million at Dec. 31, 2023. At Sept. 30, 2024, nearly all of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and
28 BNY

totaled $1.1 billion at Sept. 30, 2024 and $1.2 billion at Dec. 31, 2023.

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

Margin loans

Margin loan exposure of $18.5 billion at Sept. 30, 2024 and $18.0 billion at Dec. 31, 2023 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8 billion at Sept. 30, 2024 and $7 billion at Dec. 31, 2023 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2024	June 30, 2024	Dec. 31, 2023	Sept. 30, 2023
(dollars in millions)
Beginning balance of allowance for credit losses	$396	$440	$325	$323
Provision for credit losses	23	—	84	3
Net (charge-offs) recoveries:
Loans:
Commercial real estate	(10)	(43)	—	—
Other	—	—	5	—
Other financial instruments	(8)	(1)	—	(1)
Net (charge-offs) recoveries	(18)	(44)	5	(1)
Ending balance of allowance for credit losses	$401	$396	$414	$325

Allowance for loan losses	$296	$286	$303	$211
Allowance for lending-related commitments	75	73	87	85
Allowance for other financial instruments (a)	30	37	24	29
Total allowance for credit losses	$401	$396	$414	$325

Total loans, at period end	$69,451	$70,642	$66,879	$66,290

Allowance for loan losses as a percentage of total loans	0.43%	0.40%	0.45%	0.32%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.53%	0.51%	0.58%	0.45%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

Provision for credit losses was $23 million, primarily driven by increases in the allowance related to commercial real estate exposure.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.
BNY 29

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2023 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)	Sept. 30, 2024		June 30, 2024 (b)		Dec. 31, 2023		Sept. 30, 2023
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$308	83%	$298	83%	$325	83%	$222	75%
Commercial	30	8	27	7	27	7	32	10
Financial institutions	21	5	21	6	19	4	22	7
Wealth management mortgages	6	1	6	1	9	2	9	3
Capital call financing	3	1	3	1	4	1	3	1
Other residential mortgages	2	1	3	1	4	1	6	2
Wealth management loans	1	1	1	1	1	1	1	1
Lease financings	—	—	—	—	1	1	1	1
Total	$371	100%	$359	100%	$390	100%	$296	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at Sept. 30, 2024, June 30, 2024, Dec. 31, 2023 and Sept. 30, 2023.
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

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as the credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $51 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $83 million. Our multi-scenario-based macroeconomic forecast used in determining the Sept. 30, 2024 allowance for credit losses consisted of three scenarios. The baseline scenario reflects positive but slightly declining GDP growth, stable unemployment and slightly declining commercial real estate prices through the end of 2024. The upside scenario reflects higher GDP growth through the fourth quarter 2024 before moderating, declining unemployment through the end of 2024 and stable commercial real estate prices through the end of 2024 compared with the baseline. The downside scenario contemplates negative GDP growth through the fourth quarter of 2024 before moderating, rapidly increasing unemployment through the third quarter of 2025 and sharply lower commercial real estate prices than the baseline. At Sept. 30, 2024, we placed the most weight on our baseline scenario, with the remaining weighting placed on the upside and downside scenarios. From a sensitivity perspective, at Sept. 30, 2024, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $123 million higher.

30 BNY

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2024	Dec. 31, 2023
(dollars in millions)
Nonperforming loans:
Commercial real estate	$173	$189
Other residential mortgages	19	24
Wealth management mortgages	19	19
Total nonperforming loans	211	232
Other assets owned	—	5
Total nonperforming assets	$211	$237
Nonperforming assets ratio	0.30%	0.35%
Allowance for loan losses/nonperforming loans	140.3	130.6
Allowance for loan losses/nonperforming assets	140.3	127.8
Allowance for loan losses and lending-related commitments/nonperforming loans	175.8	168.1
Allowance for loan losses and lending-related commitments/nonperforming assets	175.8	164.6

Deposits

Total deposits were $296.4 billion at Sept. 30, 2024, an increase of 5%, compared with $283.7 billion at Dec. 31, 2023. The increase reflects higher interest-bearing deposits and noninterest-bearing deposits (principally U.S. offices).

Noninterest-bearing deposits were $61.5 billion at Sept. 30, 2024, compared with $58.3 billion at Dec. 31, 2023. Interest-bearing deposits were primarily demand deposits and totaled $234.9 billion at Sept. 30, 2024, compared with $225.4 billion at Dec. 31, 2023.

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

The following table presents our total available funds at period end and on an average basis.

Available funds	Sept. 30, 2024	Dec. 31, 2023	Average
(dollars in millions)			3Q24	2Q24	3Q23	YTD24	YTD23
Cash and due from banks	$6,234	$4,922	$5,230	$5,556	$5,183	$5,421	$5,390
Interest-bearing deposits with the Federal Reserve and other central banks	102,231	111,550	100,611	102,257	98,767	101,883	102,762
Interest-bearing deposits with banks	9,354	12,139	10,559	11,210	12,287	11,162	14,129
Federal funds sold and securities purchased under resale agreements	36,164	28,900	31,183	29,013	26,915	29,079	26,187
Total available funds	$153,983	$157,511	$147,583	$148,036	$143,152	$147,545	$148,468
Total available funds as a percentage of total assets	36%	38%	35%	36%	36%	36%	36%

Total available funds were $154.0 billion at Sept. 30, 2024, compared with $157.5 billion at Dec. 31, 2023. The decrease was primarily due to lower interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks, partially offset by higher federal funds sold and securities purchased under resale agreements.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $19.8 billion for the first nine months of 2024, compared with $27.0 billion for the first nine months of 2023. The decrease primarily reflects lower federal funds purchased and securities sold under repurchase agreements and lower trading liabilities.

Average interest-bearing domestic deposits were $141.0 billion for the first nine months of 2024, compared with $120.8 billion for the first nine months of 2023. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $92.8 billion for the first nine months of 2024, compared with $88.9 billion for the first nine months of 2023. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $12.4 billion for the first nine months of 2024 and $15.1 billion for the first nine months of 2023. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.9 billion for the first nine months of 2024 and $31.1 billion for the first nine months of 2023.

Average noninterest-bearing deposits decreased to $49.0 billion for the first nine months of 2024 from $61.4 billion for the first nine months of 2023, primarily reflecting client activity.

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
NR – Not rated.

Long-term debt totaled $33.2 billion at Sept. 30, 2024 and $31.3 billion at Dec. 31, 2023. Issuances totaling $5.0 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities and redemptions of $3.5 billion. Long-term debt of $1.7 billion will mature in the remainder of 2024.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2024 and Dec. 31, 2023, $1.8 billion and $1.3 billion, respectively, of notes were outstanding. At Sept. 30, 2024 and Dec. 31, 2023, $1.3 billion and $397 million, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was $301 million of commercial paper outstanding at Sept. 30, 2024. There was no commercial paper outstanding at Dec. 31, 2023. The average commercial paper outstanding was $815 million for the first nine months of 2024 and $4 million for the first nine months of 2023.

Subsequent to Sept. 30, 2024, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.3 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2024, non-bank subsidiaries of the Parent had liquid assets of approximately $4.5 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2023 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the
BNY 33

Parent for $300 million. There were no borrowings under this line in the third quarter of 2024. Pershing Limited, an indirect UK-based subsidiary of BNY, has two separate uncommitted lines of credit amounting to $261 million in aggregate. Average borrowings under these lines were less than $1 million in the third quarter of 2024.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 73% of total revenue in the third quarter of 2024, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 120.4% at Sept. 30, 2024 and 120.5% at Dec. 31, 2023, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In July 2024, our Board of Directors approved a 12% increase in the quarterly cash dividend on our common stock, from $0.42 to $0.47 per share. The increased quarterly cash dividend was paid on Aug. 2, 2024. Our common stock dividend payout ratio was 32% for the third quarter of 2024.

In the third quarter of 2024, we repurchased 11.1 million common shares at an average price of $65.10 per common share, for a total cost of $725 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-
quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	Sept. 30, 2024	June 30, 2024
(dollars in billions)
Cash (a)	$102	$116
Securities (b)	97	90
Total consolidated HQLA (c)	$199	$206

Total consolidated HQLA – average (c)	$193	$193
Average consolidated LCR	116%	115%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $135 billion at Sept. 30, 2024 and $148 billion at June 30, 2024, and averaged $131 billion for the third quarter of 2024 and $137 billion for the second quarter of 2024.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2024.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 132% for the third quarter of 2024 and second quarter of 2024.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the third quarter of 2024.

Statement of cash flows

The following summarizes the activity reflected on the consolidated statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the
34 BNY

discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

Net cash used for operating activities was $863 million in the nine months ended Sept. 30, 2024, compared with net cash provided by operating activities of $8.0 billion in the nine months ended Sept. 30, 2023. In the nine months ended Sept. 30, 2024, cash flows used for operations primarily resulted from changes in trading assets and liabilities, partially offset by earnings. In the nine months ended Sept. 30, 2023, cash flows provided by operations primarily resulted from earnings and changes in accruals and other, net.

Net cash used for investing activities was $11.1 billion in the nine months ended Sept. 30, 2024, compared with $4.5 billion in the nine months ended Sept. 30, 2023. In the nine months ended Sept. 30, 2024, net cash used for investing activities primarily resulted from changes in securities, federal funds sold and securities purchased under resale agreements and loans, partially offset by changes in interest-bearing deposits with the Federal Reserve and other central banks. In the nine months ended Sept. 30, 2023, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and changes in federal funds sold and securities purchased under resale agreements, partially offset by changes in investment securities.

Net cash provided by financing activities was $11.6 billion in the nine months ended Sept. 30, 2024, compared with net cash used for financing activities of $7.3 billion in the nine months ended Sept. 30, 2023. In the nine months ended Sept. 30, 2024, net cash provided by financing activities primarily resulted from changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments, redemptions and repurchases of long-term debt and treasury stock acquired. In the nine months ended Sept. 30, 2023, net cash used for financing activities primarily resulted from changes in payables to customers and broker-dealers and repayments, redemptions and repurchases of long-term debt, partially offset by the net proceeds from the issuance of long-term debt.

Capital

Capital data	Sept. 30, 2024	June 30, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	9.8%	9.5%	9.9%
BNY common shareholders’ equity to total assets ratio	8.8%	8.5%	8.9%
Total BNY shareholders’ equity	$41,992	$40,843	$40,770
Total BNY common shareholders’ equity	$37,649	$36,500	$36,427
BNY tangible common shareholders’ equity – Non-GAAP (a)	$20,363	$19,325	$19,174
Book value per common share	$51.78	$49.46	$47.97
Tangible book value per common share – Non-GAAP (a)	$28.01	$26.19	$25.25
Closing stock price per common share	$71.86	$59.89	$52.05
Market capitalization	$52,248	$44,196	$39,524
Common shares outstanding	727,078	737,957	759,344

Quarterly:
Cash dividends per common share	$0.47	$0.42	$0.42
Common dividend payout ratio	32%	28%	202%
Common dividend yield (annualized)	2.6%	2.8%	3.2%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 43 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $42.0 billion at Sept. 30, 2024 and $40.8 billion at Dec. 31, 2023, primarily reflecting earnings and improvements in accumulated other comprehensive income, partially offset by common stock repurchases and divided payments.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $774 million at Sept. 30, 2024, compared with $1.6 billion at Dec. 31, 2023. The improvement in the net unrealized loss, including the impact of hedges,
BNY 35

primarily reflects the impact of securities moving closer to maturity and lower market interest rates.

In the first nine months of 2024, we repurchased 39.3 million common shares at an average price of $58.92 per common share for a total cost of $2.3 billion.

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

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of Sept. 30, 2024 and Dec. 31, 2023, BNY and our U.S. bank subsidiaries were “well capitalized.” Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2023 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2023 Annual Report.
36 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2024					June 30, 2024	Dec. 31, 2023
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.0%	11.5%	11.5%
Tier 1 capital ratio	6%		10		14.6	14.2	14.2
Total capital ratio	10		12		15.6	15.0	14.9
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.9%	11.4%	11.9%
Tier 1 capital ratio	6%		10		14.5	14.0	14.6
Total capital ratio	10		12		15.6	15.0	15.6
Tier 1 leverage ratio	N/A	(c)	4		6.0	5.8	6.0
SLR (d)	N/A	(c)	5		7.0	6.8	7.3

The Bank of New York Mellon regulatory capital ratios: (b)
CET1 ratio	6.5%		7%		16.9%	16.1%	16.2%
Tier 1 capital ratio	8		8.5		16.9	16.1	16.2
Total capital ratio	10		10.5		17.0	16.2	16.3
Tier 1 leverage ratio	5		4		6.6	6.4	6.6
SLR (d)	6		3		8.2	7.9	8.5
(a)    Minimum requirements for Sept. 30, 2024 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.9% at Sept. 30, 2024 and 11.5% at Dec. 31, 2023 under the Advanced Approaches. The increase reflects capital generated through earnings and improvements in other comprehensive income, partially offset by capital returned through common stock repurchases and dividends, and higher risk-weighted assets.

The Tier 1 leverage ratio was 6.0% at Sept. 30, 2024 and 6.0% at Dec. 31, 2023. The increase in capital was offset by higher average assets.

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

Our capital ratios are necessarily subject to, among other things, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of RWA calculations, other refinements, further implementation guidance from regulators, market practices and standards and any changes BNY may make to its businesses. As a consequence of these factors, our capital ratios may materially change and may be volatile over time and from period to period.

Under the Advanced Approaches, our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.
BNY 37

The following table presents our capital components and RWAs.

Capital components and risk-weighted assets
	Sept. 30, 2024	June 30, 2024	Dec. 31, 2023
(in millions)
CET1:
Common shareholders’ equity	$37,649	$36,500	$36,427
Adjustments for:
Goodwill and intangible assets (a)	(17,286)	(17,175)	(17,253)
Net pension fund assets	(331)	(311)	(297)
Embedded goodwill	(268)	(267)	(275)
Deferred tax assets	(73)	(66)	(62)
Other	(4)	(10)	(6)
Total CET1	19,687	18,671	18,534
Other Tier 1 capital:
Preferred stock	4,343	4,343	4,343
Other	(58)	(8)	(14)
Total Tier 1 capital	$23,972	$23,006	$22,863
Tier 2 capital:
Subordinated debt	$1,498	$1,148	$1,148
Allowance for credit losses	401	390	414
Other	(6)	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,893	1,532	1,551
Excess of expected credit losses	70	53	85
Less: Allowance for credit losses	401	390	414
Total Tier 2 capital – Advanced Approaches	$1,562	$1,195	$1,222
Total capital:
Standardized Approach	$25,865	$24,538	$24,414
Advanced Approaches	$25,534	$24,201	$24,085

Risk-weighted assets:
Standardized Approach	$165,652	$164,094	$156,178
Advanced Approaches:
Credit Risk	$94,109	$92,837	$87,223
Market Risk	3,986	3,291	3,380
Operational Risk	65,763	65,650	70,925
Total Advanced Approaches	$163,858	$161,778	$161,528

Average assets for Tier 1 leverage ratio	$398,381	$394,672	$383,705
Total leverage exposure for SLR	$342,942	$336,971	$313,555
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q24
(in millions)
CET1 – Beginning of period	$18,671
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,110
Goodwill and intangible assets, net of related deferred tax liabilities	(111)
Gross CET1 generated	999
Capital returned:
Common stock repurchases	(725)
Common stock dividends (a)	(353)
Total capital returned	(1,078)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	751
Foreign currency translation	285
Unrealized (loss) on cash flow hedges	(5)
Defined benefit plans	2
Total other comprehensive gain	1,033
Additional paid-in capital (b)	91
Other additions (deductions):
Net pension fund assets	(20)
Embedded goodwill	(1)
Deferred tax assets	(7)
Other	(1)
Total other (deductions)	(29)
Net CET1 generated	1,016
CET1 – End of period	$19,687
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
38 BNY

Stress capital buffer

In July 2023, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2023 through Sept. 30, 2024. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. In August 2024, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2024 through Sept. 30, 2025. See “Supervision and Regulation” in our 2023 Annual Report for additional information.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2024
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	30.9%
As a percentage of total leverage exposure	7.5%	9.5%	14.9%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	15.3%
As a percentage of total leverage exposure	4.5%	N/A	7.4%
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

VaR (a)	3Q24			Sept. 30, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$1.9	$4.6	$2.7
Foreign exchange	2.3	1.7	2.8	2.5
Equity	0.1	0.1	0.4	0.1
Credit	1.2	0.9	1.7	1.2
Diversification	(4.6)	N/M	N/M	(4.5)
Overall portfolio	2.0	1.4	3.0	2.0

VaR (a)	2Q24			June 30, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$2.0	$3.8	$2.1
Foreign exchange	2.2	1.6	2.9	1.9
Equity	0.1	—	0.2	0.1
Credit	1.4	0.9	1.8	1.1
Diversification	(4.2)	N/M	N/M	(3.6)
Overall portfolio	2.0	1.5	2.9	1.6

VaR (a)	3Q23			Sept. 30, 2023
(in millions)	Average	Minimum	Maximum
Interest rate	$2.6	$1.9	$4.6	$2.4
Foreign exchange	2.5	2.0	3.2	2.1
Equity	0.1	—	0.3	0.2
Credit	1.2	0.9	1.7	1.3
Diversification	(4.3)	N/M	N/M	(4.1)
Overall portfolio	2.1	1.3	3.2	1.9

VaR (a)	YTD24
(in millions)	Average	Minimum	Maximum
Interest rate	$2.7	$1.9	$4.6
Foreign exchange	2.2	1.6	3.0
Equity	0.1	—	0.4
Credit	1.3	0.9	1.9
Diversification	(4.4)	N/M	N/M
Overall portfolio	1.9	1.4	3.0

VaR (a)	YTD23
(in millions)	Average	Minimum	Maximum
Interest rate	$3.2	$1.9	$7.6
Foreign exchange	3.0	2.0	5.7
Equity	0.1	—	0.3
Credit	1.4	0.7	3.5
Diversification	(4.7)	N/M	N/M
Overall portfolio	3.0	1.3	8.9
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
40 BNY

During the third quarter of 2024, interest rate risk generated 45% of average gross VaR, foreign exchange risk generated 35% of average gross VaR, credit risk generated 18% of average gross VaR and equity risk generated 2% of average gross VaR. During the third quarter of 2024, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. Compared with the quarter ended June 30, 2024, the number of trading days when trading revenue was more than $2.5 million decreased while the number of trading days when trading revenue ranged between $0 and $2.5 million increased, primarily due to lower foreign exchange volumes.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2024	June 30, 2024	March 31, 2024	Dec. 31, 2023	Sept. 30, 2023
Revenue range:	Number of days
Less than $(2.5)	—	—	—	2	—
$(2.5) – $0	2	2	1	3	5
$0 – $2.5	18	8	19	18	14
$2.5 – $5.0	27	34	30	25	24
More than $5.0	17	19	12	15	20
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $12.5 billion at Sept. 30, 2024 and $10.1 billion at Dec. 31, 2023.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $4.6 billion at Sept. 30, 2024 and $6.2 billion at Dec. 31, 2023.

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

At Sept. 30, 2024, our OTC derivative assets, including those in hedging relationships, of $1.5 billion included a credit valuation adjustment (“CVA”) deduction of $13 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.9 billion included a debit valuation adjustment (“DVA”) of $4 million related to our own credit spread. Net of hedges, the CVA decreased by less than $1 million and the DVA increased by less than $1 million in the third quarter of 2024, which increased investment and other revenue – other trading revenue by $1 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the second quarter of 2024 and increased investment and other revenue – other trading revenue by less than $1 million in the third quarter of 2023.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	Sept. 30, 2024		Dec. 31, 2023
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,320	97%	$2,062	95%
Non-investment grade	40	3%	103	5%
Total	$1,360	100%	$2,165	100%

Asset/liability management

Our diversified business activities include processing securities, accepting deposits, investing in securities, lending, raising money as needed to fund assets and other transactions. The market risks from these activities include interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain
BNY 41

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023
Up 100 bps rate shock vs. baseline	$190	$162	$166
Long-term up 100 bps, short-term unchanged	130	107	13
Short-term up 100 bps, long-term unchanged	60	55	153
Long-term down 100 bps, short-term unchanged	(139)	(109)	(14)
Short-term down 100 bps, long-term unchanged	(124)	(135)	(214)
Down 100 bps rate shock vs. baseline	(263)	(244)	(228)

At Sept. 30, 2024, the changes in the impacts of a 100 basis points upward or downward shift in rates on net interest income compared with June 30, 2024 were primarily driven by an increase in fixed-rate assets and slightly lower deposit rate sensitivities.

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances and interest rate trajectory. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to noninterest-bearing deposits, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point rate shock scenario in the table above by approximately $240 million, and in the down 100 basis point rate shock scenario by approximately $140 million. The impact would be smaller if the reduction/increase was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY has also included revenue measures excluding notable items, including the reduction in the fair value of a contingent consideration receivable related to a prior year divestiture and a disposal gain. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

BNY 43

Reconciliation of Non-GAAP measures, excluding notable items										YTD24
						3Q24 vs.				vs.
(dollars in millions, except per share amounts)	3Q24		2Q24	3Q23		2Q24	3Q23	YTD24	YTD23	YTD23
Total revenue – GAAP	$4,648		$4,597	$4,420		1%	5%
Less: Disposal gain (a)	—		—	2
Adjusted total revenue – Non-GAAP	$4,648		$4,597	$4,418		1%	5%

Noninterest expense – GAAP	$3,100		$3,070	$3,089		1%	—%	$9,346	$9,300	—%
Less: Severance expense (b)	40		29	41				105	67
Litigation reserves (b)	2		2	5				6	47
FDIC special assessment (b)	(17)		(38)	—				(55)	—
Adjusted noninterest expense – Non-GAAP	$3,075		$3,077	$3,043		—%	1%	$9,290	$9,186	1%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,110		$1,143	$958		(3)%	16%
Less: Disposal gain (a)	—		—	—
Severance expense (b)	(31)		(22)	(32)
Litigation reserves (b)	(2)		—	(4)
FDIC special assessment (b)	13		29	—
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,130		$1,136	$994		(1)%	14%

Diluted earnings per common share – GAAP	$1.50		$1.52	$1.23		(1)%	22%
Less: Disposal gain (a)	—		—	—
Severance expense (b)	(0.04)		(0.03)	(0.04)
Litigation reserves (b)	—		—	(0.01)
FDIC special assessment (b)	0.02		0.04	—
Total diluted earnings per common share impact of notable items	(0.03)	(c)	0.01	(0.05)
Adjusted diluted earnings per common share – Non-GAAP	$1.52	(c)	$1.51	$1.27	(c)	1%	20%
(a)    Reflected in investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively
(c)    Does not foot due to rounding.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Income before taxes – GAAP	$1,525	$1,527	$1,328	$4,376	$4,004
Impact of notable items (a)	(25)	7	(44)	(56)	(114)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,550	$1,520	$1,372	$4,432	$4,118

Total revenue – GAAP	$4,648	$4,597	$4,420	$13,772	$13,339
Impact of notable items (a)	—	—	2	—	—
Adjusted total revenue, excluding notable items – Non-GAAP	$4,648	$4,597	$4,418	$13,772	$13,339

Pre-tax operating margin – GAAP (b)	33%	33%	30%	32%	30%
Adjusted pre-tax operating margin – Non-GAAP (b)	33%	33%	31%	32%	31%
(a)    See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.
44 BNY

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q24	2Q24	3Q23	YTD24	YTD23
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,110	$1,143	$958	$3,206	$2,905
Add: Amortization of intangible assets	12	13	15	37	43
Less: Tax impact of amortization of intangible assets	3	3	3	9	10
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,119	1,153	970	$3,234	$2,938
Impact of notable items (a)	(20)	7	(36)	(42)	(96)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,139	$1,146	$1,006	$3,276	$3,034

Average common shareholders’ equity	$36,772	$36,044	$35,873	$36,242	$35,672
Less: Average goodwill	16,281	16,229	16,237	16,250	16,206
Average intangible assets	2,827	2,834	2,875	2,836	2,887
Add: Deferred tax liability – tax deductible goodwill	1,220	1,213	1,197	1,220	1,197
Deferred tax liability – intangible assets	656	655	657	656	657
Average tangible common shareholders’ equity – Non-GAAP	$19,540	$18,849	$18,615	$19,032	$18,433

Return on common equity – GAAP (b)	12.0%	12.7%	10.6%	11.8%	10.9%
Adjusted return on common equity – Non-GAAP (b)	12.2%	12.7%	11.0%	12.0%	11.2%
Return on tangible common equity – Non-GAAP (b)	22.8%	24.6%	20.6%	22.7%	21.3%
Adjusted return on tangible common equity – Non-GAAP (b)	23.2%	24.4%	21.4%	23.0%	22.0%
(a)    See page 44 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2024	June 30, 2024	Dec. 31, 2023	Sept. 30, 2023
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$41,992	$40,843	$40,770	$40,858
Less: Preferred stock	4,343	4,343	4,343	4,838
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	37,649	36,500	36,427	36,020
Less: Goodwill	16,338	16,217	16,261	16,159
Intangible assets	2,824	2,826	2,854	2,859
Add: Deferred tax liability – tax deductible goodwill	1,220	1,213	1,205	1,197
Deferred tax liability – intangible assets	656	655	657	657
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$20,363	$19,325	$19,174	$18,856

Period-end common shares outstanding (in thousands)	727,078	737,957	759,344	769,073

Book value per common share – GAAP	$51.78	$49.46	$47.97	$46.84
Tangible book value per common share – Non-GAAP	$28.01	$26.19	$25.25	$24.52

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			3Q24 vs.
(dollars in millions)	3Q24	3Q23	3Q23
Investment management and performance fees – GAAP	$794	$777	2%
Impact of changes in foreign currency exchange rates	—	5
Adjusted investment management and performance fees – Non-GAAP	$794	$782	2%
BNY 45

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			3Q24 vs.
(dollars in millions)	3Q24	3Q23	3Q23
Investment management and performance fees – GAAP	$795	$778	2%
Impact of changes in foreign currency exchange rates	—	5
Adjusted investment management and performance fees – Non-GAAP	$795	$783	2%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	3Q24	2Q24	1Q24	3Q23	YTD24	YTD23
Income before income taxes – GAAP	$176	$149	$107	$164	$432	$387

Total revenue – GAAP	$849	$821	$846	$830	$2,516	$2,476
Less: Distribution and servicing expense	91	88	96	87	275	266
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$758	$733	$750	$743	$2,241	$2,210

Pre-tax operating margin – GAAP (a)	21%	18%	13%	20%	17%	16%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	23%	20%	14%	22%	19%	18%
(a)    Income before income taxes divided by total revenue.

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

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, and “Supervision and Regulation” in our 2023 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY.

Bank Secrecy Act Extended to Investment Advisers

On Aug. 28, 2024, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, adopted a final rule requiring certain investment advisers to establish anti-money laundering/countering the financing of terrorism (“AML/CFT”) programs pursuant to the Bank Secrecy Act (“BSA”) and to monitor for, and report, suspicious activity and currency transactions to FinCEN. Investment advisers will be required to apply their AML/CFT programs to all advisory services provided to all customers, except that they will be permitted to exclude mutual funds, certain bank- and trust company-sponsored collective investment funds, and other investment advisers subject to the rule. Among other requirements, the AML/CFT program must (i) be risk-based, (ii) be reasonably designed to prevent the investment adviser from being used for money laundering, terrorist financing, or other illicit finance activities and to achieve compliance with applicable provisions of the BSA and regulations thereunder, (iii) provide for independent compliance testing, and (iv) designate responsible persons and ongoing training. Investment advisers must comply with the Rule by Jan. 1, 2026. BNY is evaluating the final rule.

EU Artificial Intelligence Act

On July 12, 2024, the EU’s Regulation on Artificial Intelligence (“AI Act”) was published in the Official Journal of the EU and came into force on Aug. 1, 2024. The AI Act will apply extraterritorially, impacting both EU and non-EU entities, and will impact BNY. The AI Act creates a pan-EU regulatory framework to manage the risks associated with the use of artificial intelligence, including with respect to financial services. Under the AI Act, AI systems are categorized into four risk levels depending on their potential to harm individuals or society: unacceptable risk, high risk, limited risk, and
BNY 47

minimal risk, and imposes obligations depending on the risk categorization, which may include data governance, documentation and recordkeeping, human oversight, testing, cybersecurity, disclosure, regulatory notification or reporting, or training. In addition, the AI Act prohibits AI that pose unacceptable risk that are abusive or contradict EU values, including AI that may be manipulative, exploitive, or discriminatory. The individual provisions of the AI Act apply on a rolling basis from Feb. 2, 2025 to Aug. 2, 2027. BNY has evaluated the impact of the AI Act and has established an implementation program designed to operationalize the regulatory requirements applicable to BNY within required time frames.

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

We may use our website, our X (formerly known as Twitter) account (@BNYGlobal) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

48 BNY

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
(in millions)
Fee and other revenue
Investment services fees	$2,344	$2,359	$2,230	$6,981	$6,601
Investment management and performance fees	794	761	777	2,331	2,315
Foreign exchange revenue	175	184	154	511	488
Financing-related fees	53	53	45	163	147
Distribution and servicing fees	38	41	39	121	107
Total fee revenue	3,404	3,398	3,245	10,107	9,658
Investment and other revenue (a)	196	169	159	547	437
Total fee and other revenue (a)	3,600	3,567	3,404	10,654	10,095
Net interest income
Interest income	6,652	6,392	5,519	19,140	14,685
Interest expense	5,604	5,362	4,503	16,022	11,441
Net interest income	1,048	1,030	1,016	3,118	3,244
Total revenue (a)	4,648	4,597	4,420	13,772	13,339
Provision for credit losses	23	—	3	50	35
Noninterest expense
Staff	1,736	1,720	1,755	5,313	5,264
Software and equipment	491	476	452	1,442	1,331
Professional, legal and other purchased services	370	374	368	1,093	1,121
Net occupancy	130	134	140	388	380
Sub-custodian and clearing	117	134	121	370	358
Distribution and servicing	90	88	87	274	265
Business development	48	50	36	134	122
Bank assessment charges	10	(7)	37	20	118
Amortization of intangible assets	12	13	15	37	43
Other	96	88	78	275	298
Total noninterest expense	3,100	3,070	3,089	9,346	9,300
Income
Income before income taxes (a)	1,525	1,527	1,328	4,376	4,004
Provision for income taxes (a)	336	357	285	990	906
Net income (a)	1,189	1,170	1,043	3,386	3,098
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(7)	(2)	(3)	(11)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,182	1,168	1,040	3,375	3,094
Preferred stock dividends	(72)	(25)	(82)	(169)	(189)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$1,110	$1,143	$958	$3,206	$2,905
(a)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
BNY 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
(in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,110	$1,143	$958	$3,206	$2,905
Less: Earnings allocated to participating securities	—	—	—	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$1,110	$1,143	$958	$3,206	$2,905

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
(in thousands)
Basic	736,547	746,904	777,813	747,766	789,609
Common stock equivalents	5,533	4,692	4,058	4,789	3,848
Less: Participating securities	—	—	(90)	—	(93)
Diluted	742,080	751,596	781,781	752,555	793,364

Anti-dilutive securities (a)	176	578	1,305	173	5,559
(a)    Represents restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation (a)	Quarter ended			Year-to-date
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
(in dollars)
Basic	$1.51	$1.53	$1.23	$4.29	$3.68
Diluted	$1.50	$1.52	$1.23	$4.26	$3.66
(a)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
(in millions)
Net income (a)	$1,189	$1,170	$1,043	$3,386	$3,098
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	290	(30)	(185)	169	15
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	739	(11)	(29)	831	131
Reclassification adjustment	12	13	14	26	15
Total unrealized gain (loss) on assets available-for-sale	751	2	(15)	857	146
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	2	3	(3)	8	(8)
Total defined benefit plans	2	3	(3)	8	(8)
Net unrealized (loss) gain on cash flow hedges	(5)	1	—	(3)	8
Total other comprehensive income (loss), net of tax (b)	1,038	(24)	(203)	1,031	161
Total comprehensive income	2,227	1,146	840	4,417	3,259
Net (income) attributable to noncontrolling interests	(7)	(2)	(3)	(11)	(4)
Other comprehensive (income) attributable to noncontrolling interests	(5)	—	—	(5)	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$2,215	$1,144	$837	$4,401	$3,255
(a)    Results for the quarter ended Sept. 30, 2023 and the nine months ended Sept. 30, 2023 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(b)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $1,033 million for the quarter ended Sept. 30, 2024, $(24) million for the quarter ended June 30, 2024, $(203) million for the quarter ended Sept. 30, 2023, $1,026 million for the nine months ended Sept. 30, 2024 and $161 million for the nine months ended Sept. 30, 2023.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2024	Dec. 31, 2023
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $26 and $18	$6,234	$4,922
Interest-bearing deposits with the Federal Reserve and other central banks	102,231	111,550
Interest-bearing deposits with banks, net of allowance for credit losses of $1 and $2 (includes restricted of $1,609 and $3,420)	9,354	12,139
Federal funds sold and securities purchased under resale agreements	36,164	28,900
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and $1 (fair value of $41,290 and $44,711)	44,947	49,578
Available-for-sale, at fair value (amortized cost of $99,096 and $80,678, net of allowance for credit losses of $— and less than $1)	96,929	76,817
Total securities	141,876	126,395
Trading assets	12,459	10,058
Loans	69,451	66,879
Allowance for credit losses	(296)	(303)
Net loans	69,155	66,576
Premises and equipment	3,380	3,163
Accrued interest receivable	1,319	1,150
Goodwill	16,338	16,261
Intangible assets	2,824	2,854
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $1,556 and $1,261, at fair value)	26,127	25,909
Total assets	$427,461	$409,877
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$61,497	$58,274
Interest-bearing deposits in U.S. offices	135,359	132,616
Interest-bearing deposits in non-U.S. offices	99,582	92,779
Total deposits	296,438	283,669
Federal funds purchased and securities sold under repurchase agreements	14,574	14,507
Trading liabilities	4,553	6,226
Payables to customers and broker-dealers	19,741	18,395
Commercial paper	301	—
Other borrowed funds	401	479
Accrued taxes and other expenses	5,138	5,411
Other liabilities (including allowance for credit losses on lending-related commitments of $75 and $87, also includes $305 and $195, at fair value)	10,726	9,028
Long-term debt	33,199	31,257
Total liabilities	385,071	368,972
Temporary equity
Redeemable noncontrolling interests	107	85
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 43,826 and 43,826 shares	4,343	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,409,433,699 and 1,402,429,447 shares	14	14
Additional paid-in capital	29,230	28,908
Retained earnings	41,756	39,549
Accumulated other comprehensive loss, net of tax	(3,867)	(4,893)
Less: Treasury stock of 682,355,379 and 643,085,355 common shares, at cost	(29,484)	(27,151)
Total The Bank of New York Mellon Corporation shareholders’ equity	41,992	40,770
Nonredeemable noncontrolling interests of consolidated investment management funds	291	50
Total permanent equity	42,283	40,820
Total liabilities, temporary equity and permanent equity	$427,461	$409,877

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2024	2023
Operating activities
Net income (a)	$3,386	$3,098
Net (income) attributable to noncontrolling interests	(11)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	3,375	3,094
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	50	35
Pension plan contributions	(4)	(4)
Depreciation and amortization (a)	1,375	1,226
Deferred tax (benefit) (a)	(133)	(11)
Net securities losses	35	20
Change in trading assets and liabilities	(4,318)	1,015
Change in accruals and other, net (a)	(1,243)	2,605
Net cash (used for) provided by operating activities	(863)	7,980
Investing activities
Change in interest-bearing deposits with banks	917	453
Change in interest-bearing deposits with the Federal Reserve and other central banks	9,890	(16,667)
Purchases of securities held-to-maturity	(461)	(273)
Paydowns of securities held-to-maturity	3,208	3,540
Maturities of securities held-to-maturity	2,148	1,715
Purchases of securities available-for-sale	(37,043)	(15,779)
Sales of securities available-for-sale	4,467	9,449
Paydowns of securities available-for-sale	4,831	2,794
Maturities of securities available-for-sale	11,677	12,988
Net change in loans	(2,633)	(243)
Change in federal funds sold and securities purchased under resale agreements	(7,269)	(2,002)
Net change in seed capital investments	52	18
Purchases of premises and equipment/capitalized software	(1,056)	(951)
Other, net	162	494
Net cash (used for) investing activities	(11,110)	(4,464)
Financing activities
Change in deposits	11,984	81
Change in federal funds purchased and securities sold under repurchase agreements	11	2,538
Change in payables to customers and broker-dealers	1,346	(5,983)
Change in other borrowed funds	(74)	342
Change in commercial paper	301	—
Net proceeds from the issuance of long-term debt	4,988	4,493
Repayments, redemptions and repurchases of long-term debt	(3,513)	(5,466)
Issuance of common stock	13	12
Treasury stock acquired	(2,314)	(2,154)
Common cash dividends paid	(999)	(934)
Preferred cash dividends paid	(169)	(189)
Other, net	22	—
Net cash provided by (used for) financing activities	11,596	(7,260)
Effect of exchange rate changes on cash	(122)	203
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	(499)	(3,541)
Cash and due from banks and restricted cash at beginning of period	8,342	11,529
Cash and due from banks and restricted cash at end of period	$7,843	$7,988
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,234	$4,904
Restricted cash at end of period	1,609	3,084
Cash and due from banks and restricted cash at end of period	$7,843	$7,988
Supplemental disclosures
Interest paid	$15,990	$11,196
Income taxes paid	920	653
Income taxes refunded	20	13
(a)    Information for the nine months ended Sept. 30, 2023 was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at June 30, 2024	$4,343	$14	$29,139	$40,999	$(4,900)	$(28,752)	$186	$41,029	(a)	$92
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		11
Other net changes in noncontrolling interests	—	—	2	—	—	—	98	100		(1)
Net income	—	—	—	1,182	—	—	7	1,189		—
Other comprehensive income	—	—	—	—	1,033	—	—	1,033		5
Dividends:
Common stock at $0.47 per share (b)	—	—	—	(353)	—	—	—	(353)		—
Preferred stock	—	—	—	(72)	—	—	—	(72)		—
Repurchase of common stock	—	—	—	—	—	(725)	—	(725)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	84	—	—	—	—	84		—
Excise tax on share repurchases	—	—	—	—	—	(7)	—	(7)		—
Balance at Sept. 30, 2024	$4,343	$14	$29,230	$41,756	$(3,867)	$(29,484)	$291	$42,283	(a)	$107
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,500 million at June 30, 2024 and $37,649 million at Sept. 30, 2024.
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
54 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at June 30, 2023	$4,838	$14	$28,726	$39,090	$(5,602)	$(26,242)	$65	$40,889	(a)	$104
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		10
Other net changes in noncontrolling interests	—	—	1	—	—	—	(12)	(11)		(2)
Net income (b)	—	—	—	1,040	—	—	3	1,043		—
Other comprehensive (loss)	—	—	—	—	(203)	—	—	(203)		—
Dividends:
Common stock at $0.42 per share (c)	—	—	—	(333)	—	—	—	(333)		—
Preferred stock	—	—	—	(82)	—	—	—	(82)		—
Repurchase of common stock	—	—	—	—	—	(450)	—	(450)		—
Common stock issued under employee benefit plans	—	—	5	—	—	—	—	5		—
Stock-based compensation	—	—	61	—	—	—	—	61		—
Excise tax on share repurchases	—	—	—	—	—	(4)	—	(4)		—
Other	—	—	—	(1)	—	—	—	(1)		(3)
Balance at Sept. 30, 2023 (b)	$4,838	$14	$28,793	$39,714	$(5,805)	$(26,696)	$56	$40,914	(a)	$109
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,986 million at June 30, 2023 and $36,020 million at Sept. 30, 2023.
(b)    Retained earnings and net income were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
(c)    Includes dividend equivalents on share-based awards.

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2023	$4,343	$14	$28,908	$39,549	$(4,893)	$(27,151)	$50	$40,820	(a)	$85
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		33
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(18)
Other net changes in noncontrolling interests	—	—	(1)	—	—	—	230	229		2
Net income	—	—	—	3,375	—	—	11	3,386		—
Other comprehensive income	—	—	—	—	1,026	—	—	1,026		5
Dividends:
Common stock at $1.31 per share (b)	—	—	—	(999)	—	—	—	(999)		—
Preferred stock	—	—	—	(169)	—	—	—	(169)		—
Repurchase of common stock	—	—	—	—	—	(2,314)	—	(2,314)		—
Common stock issued under employee benefit plans	—	—	17	—	—	—	—	17		—
Stock-based compensation	—	—	329	—	—	—	—	329		—
Excise tax on share repurchases	—	—	—	—	—	(19)	—	(19)		—
Other	—	—	(23)	—	—	—	—	(23)		—
Balance at Sept. 30, 2024	$4,343	$14	$29,230	$41,756	$(3,867)	$(29,484)	$291	$42,283	(a)	$107
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $36,427 million at Dec. 31, 2023 and $37,649 million at Sept. 30, 2024.
(b)    Includes dividend equivalents on share-based awards.

BNY 55

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited) (continued)

	The Bank of New York Mellon Corporation shareholders						Nonredeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amount)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Treasury stock
Balance at Dec. 31, 2022	$4,838	$14	$28,508	$37,743	$(5,966)	$(24,524)	$7	$40,620	(a)	$109
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		27
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(34)
Other net changes in noncontrolling interests	—	—	(5)	—	—	—	45	40		6
Net income (b)	—	—	—	3,094	—	—	4	3,098		—
Other comprehensive income	—	—	—	—	161	—	—	161		—
Dividends:
Common stock at $1.16 per share (c)	—	—	—	(934)	—	—	—	(934)		—
Preferred stock	—	—	—	(189)	—	—	—	(189)		—
Repurchase of common stock	—	—	—	—	—	(2,154)	—	(2,154)		—
Common stock issued under employee benefit plans	—	—	15	—	—	—	—	15		—
Stock-based compensation	—	—	275	—	—	—	—	275		—
Excise tax on share repurchases	—	—	—	—	—	(18)	—	(18)		—
Other	—	—	—	—	—	—	—	—		1
Balance at Sept. 30, 2023 (b)	$4,838	$14	$28,793	$39,714	$(5,805)	$(26,696)	$56	$40,914	(a)	$109
(a)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,775 million at Dec. 31, 2022 and $36,020 million at Sept. 30, 2023.
(b)    Retained earnings and net income were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.
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
BNY 57

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported income statement amounts.

Consolidated Income Statement	Previously reported		Adjustment		Restated
(in millions)	3Q23	YTD23	3Q23	YTD23	3Q23	YTD23
Investment and other revenue	$113	$289	$46	$148	$159	$437
Total fee and other revenue	3,358	9,947	46	148	3,404	10,095
Total revenue	4,374	13,191	46	148	4,420	13,339
Income before income taxes	1,282	3,856	46	148	1,328	4,004
Provision for income taxes	241	771	44	135	285	906
Net income	1,041	3,085	2	13	1,043	3,098
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,038	3,081	2	13	1,040	3,094
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	956	2,892	2	13	958	2,905

The table below presents the impact of the new accounting guidance on our previously reported earnings per share applicable to common shareholders.

Earnings per share applicable to common shareholders of The Bank of New York Mellon Corporation	Previously reported		Restated
(in dollars)	3Q23	YTD23	3Q23	YTD23
Basic	$1.23	$3.66	$1.23	$3.68
Diluted	1.22	3.65	1.23	3.66

The table below presents the impact of the new accounting guidance on our previously reported retained earnings.

Retained Earnings	Previously Reported	Adjustment	Restated
(in millions)
Sept. 30, 2023	$39,822	$(108)	$39,714

See Note 2 of the Notes to Consolidated Financial Statements in our second quarter 2024 Form 10-Q for the impacts to the June 30, 2023 balance sheet, and our first quarter 2024 Form 10-Q for the impacts to the Dec. 31, 2023 balance sheet.

Note 3–Acquisitions and dispositions

We sometimes structure our acquisitions and divestitures with both an initial payment or receipt and later contingent payments or receipts tied to post-closing revenue or income growth.

At Sept. 30, 2024, we are potentially obligated to pay additional consideration which is recorded at fair value totaling approximately $15 million and, using reasonable assumptions and estimates, could range from $15 million to $20 million over the next year. Contingent payments totaled $5 million in the first nine months of 2024. We recorded a decrease of $1 million to contingent earnout payables reflected in other expense in the first nine months of 2024.

At Sept. 30, 2024, we could potentially receive additional consideration which is recorded at fair value totaling approximately $15 million and, using reasonable assumptions and estimates, could range from $0 million to $25 million over the next four years. Contingent receipts totaled $18 million in the first nine months of 2024.

See Note 3 of the Notes to Consolidated Financial Statements in our 2023 Annual Report for additional information.

58 BNY

Notes to Consolidated Financial Statements (continued)

Note 4–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2024 and Dec. 31, 2023.

Securities at Sept. 30, 2024		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$28,054	$202	$440	$27,816
U.S. Treasury	21,937	148	1,233	20,852
Agency residential mortgage-backed securities (“RMBS”)	18,923	225	317	18,831
Foreign covered bonds	7,745	69	104	7,710
Agency commercial mortgage-backed securities (“MBS”)	7,683	63	363	7,383
Collateralized loan obligations (“CLOs”)	6,799	13	—	6,812
Non-agency commercial MBS	2,918	1	196	2,723
U.S. government agencies	2,632	38	98	2,572
Non-agency RMBS	1,719	2	138	1,583
Other asset-backed securities (“ABS”)	686	—	39	647
Total securities available-for-sale (b)(c)	$99,096	$761	$2,928	$96,929
Held-to-maturity:
Agency RMBS	$26,783	$6	$2,773	$24,016
U.S. Treasury	8,158	—	374	7,784
U.S. government agencies	3,896	—	283	3,613
Agency commercial MBS	3,508	8	204	3,312
Non-U.S. government (a)	1,565	3	38	1,530
CLOs	1,009	1	—	1,010
Non-agency RMBS	16	—	1	15
Other debt securities	12	—	2	10
Total securities held-to-maturity (b)	$44,947	$18	$3,675	$41,290
Total securities	$144,043	$779	$6,603	$138,219
(a)    Includes supranational securities.
(b)    The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. There was no allowance for credit losses on available-for-sale securities at Sept. 30, 2024. The allowance for credit losses on held-to-maturity securities was less than $1 million at Sept. 30, 2024 and related to other debt securities.
(c)    Includes gross unrealized gains of $191 million and gross unrealized losses of $122 million recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains primarily relate to agency RMBS, agency commercial MBS and U.S. Treasury securities. The unrealized losses primarily relate to agency RMBS and U.S. Treasury securities. The unrealized gains and losses will be amortized into net interest income over the contractual lives of the securities.

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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Realized gross gains	$27	$6	$1	$37	$19
Realized gross losses	(44)	(23)	(20)	(72)	(39)
Total net securities (losses)	$(17)	$(17)	$(19)	$(35)	$(20)

BNY 59

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Non-agency RMBS	$24	$—	$—	$24	$2
U.S. Treasury	—	(11)	(19)	(12)	(27)
Non-U.S. government	(14)	—	—	(13)	2
Other ABS	(13)	—	—	(13)	—
Other	(14)	(6)	—	(21)	3
Total net securities (losses)	$(17)	$(17)	$(19)	$(35)	$(20)

Allowance for credit losses – Securities

The allowance for credit losses related to securities was less than $1 million at Sept. 30, 2024 and related to other debt securities. The allowance for credit losses related to securities was $1 million at Dec. 31, 2023 and related to non-agency RMBS and other debt securities.
Credit quality indicators – Securities

At Sept. 30, 2024, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $122 million of the unrealized losses at Sept. 30, 2024 and $146 million at Dec. 31, 2023 reflected in the tables below relate to certain securities that were previously transferred from available-for-sale to held-to-maturity. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Non-U.S. government (a)	$1,687	$7	$9,621	$433	$11,308	$440
U.S. Treasury	606	1	14,363	1,232	14,969	1,233
Agency RMBS	593	2	6,975	315	7,568	317
Agency commercial MBS	162	1	6,478	362	6,640	363
Foreign covered bonds	164	—	2,479	104	2,643	104
Non-agency commercial MBS	71	—	2,407	196	2,478	196
U.S. government agencies	110	—	1,443	98	1,553	98
Non-agency RMBS	93	—	1,131	138	1,224	138
Other ABS	1	—	570	39	571	39
Total securities available-for-sale (b)	$3,487	$11	$45,467	$2,917	$48,954	$2,928
(a)    Includes supranational securities.
(b)    Includes $122 million of gross unrealized losses for 12 months or more recorded in accumulated other comprehensive income related to securities that were transferred from available-for-sale to held-to-maturity. There were no gross unrealized losses for less than 12 months. The unrealized losses are primarily related to agency RMBS and U.S. Treasury securities and will be amortized into net interest income over the contractual lives of the securities.

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

Held-to-maturity securities portfolio at Sept. 30, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$26,783	$(2,767)	100%	—%	—%	—%	—%
U.S. Treasury	8,158	(374)	100	—	—	—	—
U.S. government agencies	3,896	(283)	100	—	—	—	—
Agency commercial MBS	3,508	(196)	100	—	—	—	—
Non-U.S. government (b)(c)	1,565	(35)	100	—	—	—	—
CLOs	1,009	1	100	—	—	—	—
Non-agency RMBS	16	(1)	23	77	—	—	—
Other debt securities	12	(2)	—	—	—	—	100
Total held-to-maturity securities	$44,947	$(3,657)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to Germany, UK, France and the Netherlands.

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

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2024
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$1,243	1.24%	$15,305	2.07%	$2,257	2.84%	$2,047	2.92%	$20,852	2.20%
Non-U.S. government (b)	5,210	2.55	18,823	3.09	3,605	2.51	178	3.13	27,816	2.92
Foreign covered bonds	1,032	3.76	6,280	3.37	398	2.57	—	—	7,710	3.38
U.S. government agencies	108	2.08	1,708	3.71	756	2.57	—	—	2,572	3.28
Mortgage-backed securities:
Agency RMBS									18,831	5.12
Non-agency RMBS									1,583	3.64
Agency commercial MBS									7,383	3.08
Non-agency commercial MBS									2,723	3.25
CLOs									6,812	6.68
Other ABS									647	2.46
Total securities available-for-sale	$7,593	2.49%	$42,116	2.78%	$7,016	2.63%	$2,225	2.93%	$96,929	3.51%
Held-to-maturity:
U.S. Treasury	$2,288	1.32%	$5,238	1.21%	$632	0.88%	$—	—%	$8,158	1.22%
U.S. government agencies	1,155	1.46	2,052	1.48	476	1.51	213	1.99	3,896	1.51
Non-U.S. government (b)	700	0.74	785	1.52	80	0.59	—	—	1,565	1.13
Other debt securities	—	—	—	—	12	4.75	—	—	12	4.75
Mortgage-backed securities:
Agency RMBS									26,783	2.34
Non-agency RMBS									16	0.32
Agency commercial MBS									3,508	2.62
CLOs									1,009	6.56
Total securities held-to-maturity	$4,143	1.26%	$8,075	1.31%	$1,200	1.15%	$213	1.99%	$44,947	2.14%
Total securities	$11,736	2.06%	$50,191	2.55%	$8,216	2.42%	$2,438	2.86%	$141,876	3.08%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

62 BNY

Notes to Consolidated Financial Statements (continued)

Pledged assets

At Sept. 30, 2024, BNY had pledged assets of $146 billion, including $93 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2024 included $125 billion of securities, $16 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At Sept. 30, 2024 and Dec. 31, 2023, pledged assets included $25 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2024 and Dec. 31, 2023, the market value of the securities received that can be sold or repledged was $306 billion and $212 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2024 and Dec. 31, 2023, the market value of securities collateral sold or repledged was $278 billion and $180 billion, respectively.

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

Note 5–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Commercial	$1,587	$2,112
Commercial real estate	6,970	6,760
Financial institutions	12,650	10,521
Lease financings	601	599
Wealth management loans	8,734	9,109
Wealth management mortgages	8,956	9,131
Other residential mortgages	1,102	1,166
Capital call financing	4,991	3,700
Other	2,876	2,717
Overdrafts	2,493	3,053
Margin loans	18,491	18,011
Total loans (a)	$69,451	$66,879
(a)    Net of unearned income of $241 million at Sept. 30, 2024 and $268 million at Dec. 31, 2023 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended Sept. 30, 2024					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$27	$298	$21	$—	$1	$6	$3	$3	$359
Charge-offs	—	(10)	—	—	—	—	—	—	(10)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(10)	—	—	—	—	—	—	(10)
Provision (a)	3	20	—	—	—	—	(1)	—	22
Ending balance	$30	$308	$21	$—	$1	$6	$2	$3	$371
Allowance for:
Loan losses	$16	$258	$12	$—	$1	$5	$2	$2	$296
Lending-related commitments	14	50	9	—	—	1	—	1	75
Individually evaluated for impairment:
Loan balance (b)	$—	$273	$—	$—	$—	$13	$—	$—	$286
Allowance for loan losses	—	64	—	—	—	—	—	—	64
(a)    Does not include the provision for credit losses related to other financial instruments of $1 million for the quarter ended Sept. 30, 2024.
(b)    Includes collateral-dependent loans of $286 million with $291 million of collateral value.

Allowance for credit losses activity for the quarter ended June 30, 2024					Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings					Total
Beginning balance	$24	$347	$17	$—	$1	$7	$3	$4	$403
Charge-offs	—	(43)	—	—	—	—	—	—	(43)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(43)	—	—	—	—	—	—	(43)
Provision (a)(b)	3	(6)	4	—	—	(1)	—	(1)	(1)
Ending balance	$27	$298	$21	$—	$1	$6	$3	$3	$359
Allowance for:
Loan losses	$16	$247	$12	$—	$1	$5	$3	$2	$286
Lending-related commitments	11	51	9	—	—	1	—	1	73
Individually evaluated for impairment:
Loan balance (c)	$—	$287	$—	$—	$—	$13	$1	$—	$301
Allowance for loan losses	—	73	—	—	—	—	—	—	73
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
(b)    Includes collateral-dependent loans of $117 million with $198 million of collateral at fair value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2024							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$27	$325	$19	$1	$1	$9	$4	$4	$390
Charge-offs	—	(53)	—	—	—	(1)	—	—	(54)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(53)	—	—	—	(1)	—	—	(54)
Provision (a)	3	36	2	(1)	—	(2)	(2)	(1)	35
Ending balance	$30	$308	$21	$—	$1	$6	$2	$3	$371
(a)    Does not include provision for credit losses related to other financial instruments of $15 million for the nine months ended Sept. 30, 2024.

Allowance for credit losses activity for the nine months ended Sept. 30, 2023							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$18	$184	$24	$1	$1	$12	$8	$6	$254
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	1	—	—	—	—	—	2	—	3
Net recoveries (charge-offs)	1	—	—	—	—	—	(1)	—	—
Provision (a)	13	38	(2)	—	—	(3)	(1)	(3)	42
Ending balance	$32	$222	$22	$1	$1	$9	$6	$3	$296
(a)    Does not include provision for credit losses benefit related to other financial instruments of $7 million for the nine months ended Sept. 30, 2023.
Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2024			Dec. 31, 2023
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$173	$—	$173	$189	$—	$189
Other residential mortgages	19	—	19	23	1	24
Wealth management mortgages	6	13	19	7	12	19
Total nonperforming loans	198	13	211	219	13	232
Other assets owned	—	—	—	—	5	5
Total nonperforming assets	$198	$13	$211	$219	$18	$237
BNY 65

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2024				Dec. 31, 2023
	Days past due			Total past due	Days past due				Total past due
(in millions)	30-59	60-89	≥90		30-59		60-89	≥90
Wealth management loans	$97	$—	$—	$97	$52		$—	$—	$52
Commercial real estate	61	—	—	61	9		3	—	12
Other residential mortgages	8	2	—	10	7		1	—	8
Wealth management mortgages	—	1	—	1	26		3	—	29
Financial institutions	—	—	—	—	339	(a)	—	—	339
Total past due loans	$166	$3	$—	$169	$433		$7	$—	$440
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

In the third quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $42 million, by extending the maturity date. We also modified one residential mortgage loan, with a recorded investment of less than $1 million, by providing payment modifications.

At Sept. 30, 2024, other residential mortgage loans that were modified in the previous 12 months and that are now past due by more than 90 days totaled $1 million.

In the second quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $1 million, by extending the maturity dates.

In the third quarter of 2023, we modified one residential mortgage loan, with a recorded investment of less than $1 million, by providing payment modifications.
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

Credit profile of the loan portfolio							Sept. 30, 2024
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD24	2023	2022	2021	2020	Prior to 2020			Total (a)
Commercial:
Investment grade	$68	$80	$20	$20	$—	$116	$1,188	$—	$1,492
Non-investment grade	2	32	—	22	—	—	39	—	95
Total commercial	70	112	20	42	—	116	1,227	—	1,587	$2
Commercial real estate: (b)
Investment grade	301	554	699	443	477	1,484	178	—	4,136
Non-investment grade	264	297	886	442	271	557	96	21	2,834
Total commercial real estate	565	851	1,585	885	748	2,041	274	21	6,970	31
Financial institutions:
Investment grade	437	404	30	26	42	8	10,019	—	10,966
Non-investment grade	20	—	10	—	—	—	1,654	—	1,684
Total financial institutions	457	404	40	26	42	8	11,673	—	12,650	138
Wealth management loans:
Investment grade	10	29	32	105	29	116	8,293	100	8,714
Non-investment grade	—	—	—	—	—	—	20	—	20
Total wealth management loans	10	29	32	105	29	116	8,313	100	8,734	66
Wealth management mortgages (b)	339	813	1,597	1,842	830	3,517	18	—	8,956	24
Lease financings	—	—	—	11	33	557	—	—	601	—
Other residential mortgages (b)	—	171	536	196	5	194	—	—	1,102	4
Capital call financing	41	10	—	—	—	—	4,940	—	4,991	24
Other loans	—	—	—	—	—	—	2,876	—	2,876	6
Margin loans	8,227	—	—	—	—	—	10,264	—	18,491	36
Total loans	$9,709	$2,390	$3,810	$3,107	$1,687	$6,549	$39,585	$121	$66,958	$331
(a)    Excludes overdrafts of $2,493 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    In the first nine months of 2024, the gross write-offs related to commercial real estate loans were $53 million, other residential mortgage loans were $1 million and wealth management mortgage loans were less than $1 million.

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2024. In addition, 65% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 85% expiring within one year.

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

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. The delinquency rate is a key indicator of credit quality in our wealth management portfolio. At Sept. 30, 2024, less than 1% of the mortgages were past due.

At Sept. 30, 2024, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

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

Margin loans

We had $18.5 billion of secured margin loans at Sept. 30, 2024, compared with $18.0 billion at Dec. 31, 2023. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $2.5 billion at Sept. 30, 2024 and $3.1 billion at Dec. 31, 2023. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2024 and Dec. 31, 2023 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2024 and Dec. 31, 2023.

BNY 69

Notes to Consolidated Financial Statements (continued)

Note 6–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	15	4	58	77
Balance at Sept. 30, 2024
Goodwill	$6,968	$1,481	$8,569	$17,018
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,968	$1,481	$7,889	$16,338
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

In the third quarter of 2024, due to the results of the second quarter 2024 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. No additional goodwill impairment was recognized.
70 BNY

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(21)	(3)	(13)	—	(37)
Foreign currency translation	—	—	7	—	7
Balance at Sept. 30, 2024	$143	$375	$1,457	$849	$2,824

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2022	$193	$384	$1,475	$849	$2,901
Amortization	(23)	(5)	(15)	—	(43)
Foreign currency translation	—	—	1	—	1
Balance at Sept. 30, 2023	$170	$379	$1,461	$849	$2,859

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2024				Dec. 31, 2023
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$731	$(588)	$143	9 years	$731	$(567)	$164
Customer contracts – Market and Wealth Services	269	(265)	4	2 years	280	(273)	7
Customer relationships – Investment and Wealth Management	553	(491)	62	8 years	553	(479)	74
Other	41	(14)	27	12 years	41	(12)	29
Total subject to amortization	$1,594	$(1,358)	$236	9 years	$1,605	$(1,331)	$274
Not subject to amortization: (b)
Tradenames	$1,294	N/A	$1,294	N/A	$1,292	N/A	$1,292
Customer relationships	1,294	N/A	1,294	N/A	1,288	N/A	1,288
Total not subject to amortization	$2,588	N/A	$2,588	N/A	$2,580	N/A	$2,580
Total intangible assets	$4,182	$(1,358)	$2,824	N/A	$4,185	$(1,331)	$2,854
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
BNY 71

Notes to Consolidated Financial Statements (continued)

Note 7–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Corporate/bank-owned life insurance	$5,520	$5,480
Accounts receivable (a)	5,158	6,567
Software	2,512	2,430
Fails to deliver	2,462	1,514
Prepaid pension assets	2,128	1,818
Tax credit investments	2,080	2,186
Equity method investments	937	873
Assets of consolidated investment management funds	860	526
Prepaid expense	696	737
Other equity investments (b)	680	741
Federal Reserve Bank stock	476	480
Cash collateral receivable on derivative transactions	405	621
Income taxes receivable	342	270
Fair value of hedging derivatives	211	236
Seed capital (c)	209	232
Other (d)	1,451	1,198
Total other assets	$26,127	$25,909
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At Sept. 30, 2024 and Dec. 31, 2023, other assets include $57 million and $7 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $410 million at Sept. 30, 2024 and $479 million at Dec. 31, 2023, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to- date
(in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Upward adjustments	$—	$1	$—	$1	$5	$336
Downward adjustments	—	—	(21)	—	(40)	(53)
Net adjustments	$—	$1	$(21)	$1	$(35)	$283

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

Our tax credit investments totaled $2.1 billion at Sept. 30, 2024 and $2.2 billion at Dec. 31, 2023. Commitments to fund future investments totaled $811 million at Sept. 30, 2024 and $780 million at Dec. 31, 2023 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments is as follows: remainder of 2024 – $198 million; 2025 – $258 million; 2026 – $113 million; 2027 – $61 million; 2028 – $66 million; and 2029 and thereafter – $115 million.

Tax credits and other tax benefits recognized were $114 million in the third quarter of 2024, $115 million in the second quarter of 2024, $92 million in the third quarter of 2023, $342 million in the first nine months of 2024 and $276 million in the first nine months of 2023.

Amortization expense included in the provision for income taxes was $92 million in the third quarter of 2024, $92 million in the second quarter of 2024, $73 million in the third quarter of 2023, $276 million in the first nine months of 2024 and $219 million in the first nine months of 2023.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2024		Dec. 31, 2023
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)(b)	$7	$—	$3	$—
Private equity investments (c)	148	59	143	42
Other	8	—	7	—
Total	$163	$59	$153	$42
(a)    Seed capital investments at Sept. 30, 2024 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

BNY 73

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2024					Sept. 30, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,296	$1,021	$27	$(17)	$2,327	$1,251	$960	$27	$(19)	$2,219
Investment management and performance fees	—	1	800	(2)	799	—	2	776	(2)	776
Financing-related fees	12	5	—	—	17	7	2	—	—	9
Distribution and servicing fees	1	(30)	68	—	39	2	(25)	62	—	39
Investment and other revenue	65	63	(95)	—	33	58	52	(81)	—	29
Total fee and other revenue – contract revenue	1,374	1,060	800	(19)	3,215	1,318	991	784	(21)	3,072
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)(d)	231	70	4	73	378	163	58	7	101	329
Total fee and other revenue	$1,605	$1,130	$804	$54	$3,593	$1,481	$1,049	$791	$80	$3,401
(a)    Results for the quarter ended Sept. 30, 2023 were revised to reflect certain realignments of similar products and services within our lines of business in the first quarter of 2024. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $7 million in the third quarter of 2024 and $3 million in the third quarter of 2023.
(d)    Fee and other revenue – not in scope of ASC 606 for the quarter ended Sept. 30, 2023 for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

Disaggregation of contract revenue by business segment	Quarter ended
	June 30, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,327	$1,009	$23	$(19)	$2,340
Investment management and performance fees	—	2	766	(3)	765
Financing-related fees	12	5	1	—	18
Distribution and servicing fees	—	(30)	69	2	41
Investment and other revenue	62	61	(92)	—	31
Total fee and other revenue – contract revenue	1,401	1,047	767	(20)	3,195
Fee and other revenue – not in scope of ASC 606 (a)(b)	243	71	11	45	370
Total fee and other revenue	$1,644	$1,118	$778	$25	$3,565
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the second quarter of 2024.

74 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2024					Sept. 30, 2023 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$3,883	$3,022	$76	$(52)	$6,929	$3,708	$2,835	$74	$(48)	$6,569
Investment management and performance fees	—	5	2,340	(9)	2,336	—	6	2,323	(9)	2,320
Financing-related fees	39	18	1	—	58	30	11	—	1	42
Distribution and servicing fees	2	(89)	207	2	122	3	(71)	175	—	107
Investment and other revenue	184	184	(277)	1	92	178	152	(240)	1	91
Total fee and other revenue – contract revenue	4,108	3,140	2,347	(58)	9,537	3,919	2,933	2,332	(55)	9,129
Fee and other revenue – not in scope of ASC 606 (b)(c)(d)	697	202	40	167	1,106	566	167	21	208	962
Total fee and other revenue	$4,805	$3,342	$2,387	$109	$10,643	$4,485	$3,100	$2,353	$153	$10,091
(a)    Results for the first nine months of 2023 were revised to reflect certain realignments of similar products and services within our lines of business in the first quarter of 2024. See Note 19 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $11 million in the first nine months of 2024 and $4 million in the first nine months of 2023.
(d)    Fee and other revenue – not in scope of ASC 606 for the nine months ended Sept. 30, 2023 for the Other segment was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2024 related to our investments in renewable energy projects using the proportional amortization method (ASU 2023-02). See Note 2 for additional information.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.6 billion at Sept. 30, 2024 and Dec. 31, 2023.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $45 million at Sept. 30, 2024 and $27 million at Dec. 31, 2023. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $216 million at Sept. 30, 2024 and $172 million at Dec. 31, 2023. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first nine months of 2024 relating to contract liabilities as of Dec. 31, 2023 was $106 million. Revenue recognized in the third quarter of 2024 relating to contract liabilities as of June 30, 2024 was $79 million.
Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $47 million at Sept. 30, 2024 and $46 million at Dec. 31, 2023. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $4 million in the third quarter of 2024, third quarter of 2023 and second quarter of 2024, $11 million in the first nine months of 2024 and $12 million in the first nine months of 2023.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled
BNY 75

Notes to Consolidated Financial Statements (continued)

$100 million at Sept. 30, 2024 and $90 million at Dec. 31, 2023. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 9–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
Interest income
Deposits with the Federal Reserve and other central banks	$1,188	$1,201	$1,153	$3,608	$3,247
Deposits with banks	109	110	125	340	393
Federal funds sold and securities purchased under resale agreements	2,874	2,631	2,066	7,938	4,833
Loans	1,142	1,119	1,029	3,322	2,852
Securities:
Taxable	1,264	1,256	1,069	3,713	3,133
Exempt from federal income taxes	—	—	1	—	1
Total securities	1,264	1,256	1,070	3,713	3,134
Trading securities	75	75	76	219	226
Total interest income	6,652	6,392	5,519	19,140	14,685
Interest expense
Deposits	2,271	2,255	1,911	6,713	5,016
Federal funds purchased and securities sold under repurchase agreements	2,620	2,433	1,956	7,296	4,577
Trading liabilities	22	23	48	66	121
Other borrowed funds	3	8	6	15	41
Commercial paper	21	13	—	34	—
Customer payables	170	161	147	477	418
Long-term debt	497	469	435	1,421	1,268
Total interest expense	5,604	5,362	4,503	16,022	11,441
Net interest income	1,048	1,030	1,016	3,118	3,244
Provision for credit losses	23	—	3	50	35
Net interest income after provision for credit losses	$1,025	$1,030	$1,013	$3,068	$3,209

76 BNY

Notes to Consolidated Financial Statements (continued)

Note 10–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2024			June 30, 2024			Sept. 30, 2023
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—	$—	$3	$—
Interest cost	46	10	2	46	9	1	47	9	1
Expected return on assets	(96)	(21)	(3)	(95)	(19)	(2)	(95)	(23)	(2)
Other	6	(1)	(2)	6	(1)	(2)	2	(4)	(3)
Net periodic benefit (credit)	$(44)	$(9)	$(3)	$(43)	$(8)	$(3)	$(46)	$(15)	$(4)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2024			Sept. 30, 2023
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$9	$—	$—	$8	$—
Interest cost	137	29	4	142	26	4
Expected return on assets	(286)	(60)	(7)	(285)	(67)	(7)
Other	18	(3)	(6)	7	(11)	(9)
Net periodic benefit (credit)	$(131)	$(25)	$(9)	$(136)	$(44)	$(12)

Note 11–Income taxes

BNY recorded an income tax provision of $336 million (22.0% effective tax rate) in the third quarter of 2024, $285 million (21.5% effective tax rate) in the third quarter of 2023 and $357 million (23.4% effective tax rate) in the second quarter of 2024.

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
Our total tax reserves were $109 million at Sept. 30, 2024 and Dec. 31, 2023. If these tax reserves were unnecessary, $109 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2024 is accrued interest, where applicable, of $39 million. There was no tax expense related to interest for the nine months ended Sept. 30, 2024, compared with $3 million for the nine months ended Sept. 30, 2023.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $19 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination through 2016. Our New York State and New York City income tax returns are closed to examination through 2014. Our UK income tax returns are closed to examination through 2020.
BNY 77

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

Consolidated investment management funds
	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Trading assets	$832	$510
Other assets	28	16
Total assets (a)	$860	$526
Other liabilities	$7	$1
Total liabilities (b)	$7	$1
Nonredeemable noncontrolling interests (c)	$291	$50
(a)    Includes voting model entities (“VMEs”) with assets of $53 million at Sept. 30, 2024 and $91 million at Dec. 31, 2023.
(b)    Includes VMEs with liabilities of less than $1 million at Sept. 30, 2024 and $1 million at Dec. 31, 2023.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $3 million at Sept. 30, 2024 and $12 million at Dec. 31, 2023.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.

Non-consolidated VIEs

As of Sept. 30, 2024 and Dec. 31, 2023, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Other assets	$2,164	$2,261
Other liabilities	811	780
Maximum loss exposure	2,975	3,041

78 BNY

Notes to Consolidated Financial Statements (continued)

Note 13–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2024 and Dec. 31, 2023.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Total		43,826	43,826	$4,343	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H and Series I preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		3Q24		2Q24		3Q23		YTD24		YTD23
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,577.81	$8	$1,574.00	$8	$1,552.50	$8	$4,718.27	$24	$4,292.82	$22
Series D	100		N/A	N/A	N/A	N/A	2,036.78	10	N/A	N/A	4,286.78	21
Series F	100		2,312.50	23	—	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		2,350.00	23	—	—	2,350.00	23	4,700.00	47	4,700.00	47
Series H	100		925.00	6	925.00	5	925.00	6	2,775.00	16	2,775.00	17
Series I	100		937.50	12	937.50	12	937.50	12	2,812.50	36	2,812.50	36
Total				$72		$25		$82		$169		$189
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
BNY 79

Notes to Consolidated Financial Statements (continued)

Note 14–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2024			June 30, 2024			Sept. 30, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$197	$93	$290	$(9)	$(21)	$(30)	$(106)	$(79)	$(185)
Total foreign currency translation	197	93	290	(9)	(21)	(30)	(106)	(79)	(185)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	978	(239)	739	(13)	2	(11)	(38)	9	(29)
Reclassification adjustment (b)	17	(5)	12	17	(4)	13	19	(5)	14
Net unrealized gain (loss) on assets available-for-sale	995	(244)	751	4	(2)	2	(19)	4	(15)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	3	(1)	2	4	(1)	3	(5)	2	(3)
Total defined benefit plans	3	(1)	2	4	(1)	3	(5)	2	(3)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(5)	1	(4)	3	(1)	2	(1)	1	—
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	(1)	—	(1)	(2)	1	(1)	(2)	1	(1)
FX contracts – investment and other revenue	—	—	—	—	—	—	2	(1)	1
Total reclassifications to net income	(1)	—	(1)	(2)	1	(1)	—	—	—
Net unrealized (loss) gain on cash flow hedges	(6)	1	(5)	1	—	1	(1)	1	—
Total other comprehensive income (loss)	$1,189	$(151)	$1,038	$—	$(24)	$(24)	$(131)	$(72)	$(203)
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

80 BNY

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2024			Sept. 30, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$144	$25	$169	$32	$(17)	$15
Total foreign currency translation	144	25	169	32	(17)	15
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	1,102	(271)	831	179	(48)	131
Reclassification adjustment (b)	35	(9)	26	20	(5)	15
Net unrealized gain on assets available-for-sale	1,137	(280)	857	199	(53)	146
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	10	(2)	8	(13)	5	(8)
Total defined benefit plans	10	(2)	8	(13)	5	(8)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain arising during period	2	(1)	1	6	(1)	5
Reclassification of net (gain) loss to net income:
FX contracts – staff expense	(5)	1	(4)	1	—	1
FX contracts – investment and other revenue	—	—	—	3	(1)	2
Total reclassifications to net income	(5)	1	(4)	4	(1)	3
Net unrealized (loss) gain on cash flow hedges	(3)	—	(3)	10	(2)	8
Total other comprehensive income	$1,288	$(257)	$1,031	$228	$(67)	$161
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

BNY 81

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2024					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$5,344	$22,472	$—	$—	$27,816
U.S. Treasury	20,852	—	—	—	20,852
Agency RMBS	—	18,831	—	—	18,831
Foreign covered bonds	—	7,710	—	—	7,710
Agency commercial MBS	—	7,383	—	—	7,383
CLOs	—	6,812	—	—	6,812
Non-agency commercial MBS	—	2,723	—	—	2,723
U.S. government agencies	—	2,572	—	—	2,572
Non-agency RMBS	—	1,583	—	—	1,583
Other ABS	—	647	—	—	647
Total available-for-sale securities	26,196	70,733	—	—	96,929
Trading assets:
Debt instruments	1,688	2,618	—	—	4,306
Equity instruments	6,849	—	—	—	6,849
Derivative assets not designated as hedging:
Interest rate	5	926	—	(651)	280
Foreign exchange	—	6,560	—	(5,556)	1,004
Equity and other contracts	—	23	—	(3)	20
Total derivative assets not designated as hedging	5	7,509	—	(6,210)	1,304
Total trading assets	8,542	10,127	—	(6,210)	12,459
Other assets:
Derivative assets designated as hedging:
Interest rate	—	199	—	—	199
Foreign exchange	—	12	—	—	12
Total derivative assets designated as hedging	—	211	—	—	211
Other assets (c)	498	684	—	—	1,182
Total other assets	498	895	—	—	1,393
Assets measured at NAV (c)					163
Total assets	$35,236	$81,755	$—	$(6,210)	$110,944
Percentage of total assets prior to netting	30%	70%	—%

Liabilities:
Trading liabilities:
Debt instruments	$1,708	$44	$—	$—	$1,752
Equity instruments	223	—	—	—	223
Derivative liabilities not designated as hedging:
Interest rate	5	1,112	—	(637)	480
Foreign exchange	—	6,505	—	(4,473)	2,032
Equity and other contracts	5	217	—	(156)	66
Total derivative liabilities not designated as hedging	10	7,834	—	(5,266)	2,578
Total trading liabilities	1,941	7,878	—	(5,266)	4,553
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	282	—	—	282
Total derivative liabilities designated as hedging	—	282	—	—	282
Other liabilities	—	23	—	—	23
Total other liabilities	—	305	—	—	305
Total liabilities	$1,941	$8,183	$—	$(5,266)	$4,858
Percentage of total liabilities prior to netting	19%	81%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 83

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2024						Dec. 31, 2023
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2024	$1,555	100%	—%	—%	—%	—%	$1,487	100%	—%	—%	—%	—%
2007 and earlier	28	—	100	—	—	—	253	5	13	1	40	41
Total non-agency RMBS	$1,583	98%	2%	—%	—%	—%	$1,740	86%	2%	—%	6%	6%
Non-agency commercial MBS originated in:
2009-2023	$2,723	100%	—%	—%	—%	—%	$2,935	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,373	100%	—%	—%	—%	—%	$2,473	100%	—%	—%	—%	—%
UK	1,082	100	—	—	—	—	1,035	100	—	—	—	—
Germany	661	100	—	—	—	—	664	100	—	—	—	—
Australia	652	100	—	—	—	—	689	100	—	—	—	—
Other	2,942	100	—	—	—	—	1,473	100	—	—	—	—
Total foreign covered bonds	$7,710	100%	—%	—%	—%	—%	$6,334	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$3,364	100%	—%	—%	—%	—%	$1,316	100%	—%	—%	—%	—%
Germany	2,658	100	—	—	—	—	2,658	100	—	—	—	—
France	1,847	100	—	—	—	—	1,562	100	—	—	—	—
Canada	1,562	90	10	—	—	—	1,336	95	5	—	—	—
Belgium	1,047	100	—	—	—	—	511	100	—	—	—	—
Spain	773	—	1	99	—	—	293	—	17	83	—	—
Netherlands	770	100	—	—	—	—	334	100	—	—	—	—
Finland	741	100	—	—	—	—	282	100	—	—	—	—
Singapore	486	100	—	—	—	—	302	100	—	—	—	—
Austria	415	100	—	—	—	—	184	100	—	—	—	—
Japan	363	—	100	—	—	—	410	—	100	—	—	—
Slovakia	283	—	100	—	—	—	46	—	100	—	—	—
Norway	282	100	—	—	—	—	374	100	—	—	—	—
Other (c)	928	76	1	8	15	—	1,118	67	—	20	13	—
Supranational	12,297	100	—	—	—	—	7,656	100	—	—	—	—
Total non-U.S. government:	$27,816	94%	3%	3%	—%	—%	$18,382	94%	3%	2%	1%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2024 and Dec. 31, 2023, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. securities related to Brazil of $141 million at Sept. 30, 2024 and $140 million at Dec. 31, 2023.

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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2024				Dec. 31, 2023
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$25	$—	$25	$—	$28	$—	$28
Other assets (b)	—	411	—	411	—	481	—	481
Total assets at fair value on a nonrecurring basis	$—	$436	$—	$436	$—	$509	$—	$509
(a)    The fair value of these loans decreased less than $1 million in the third quarter of 2024 and was unchanged in the fourth quarter of 2023, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
84 BNY

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at Sept. 30, 2024 and Dec. 31, 2023, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	Sept. 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$102,231	$—	$102,231	$102,231
Interest-bearing deposits with banks	—	9,359	—	9,359	9,354
Federal funds sold and securities purchased under resale agreements	—	36,164	—	36,164	36,164
Securities held-to-maturity	8,334	32,956	—	41,290	44,947
Loans (a)	—	67,710	—	67,710	68,554
Other financial assets	6,234	2,292	—	8,526	8,526
Total	$14,568	$250,712	$—	$265,280	$269,776
Liabilities:
Noninterest-bearing deposits	$—	$61,497	$—	$61,497	$61,497
Interest-bearing deposits	—	230,485	—	230,485	234,941
Federal funds purchased and securities sold under repurchase agreements	—	14,574	—	14,574	14,574
Payables to customers and broker-dealers	—	19,741	—	19,741	19,741
Commercial paper	—	301	—	301	301
Borrowings	—	1,228	—	1,228	1,228
Long-term debt	—	33,265	—	33,265	33,199
Total	$—	$361,091	$—	$361,091	$365,481
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$111,550	$—	$111,550	$111,550
Interest-bearing deposits with banks	—	12,134	—	12,134	12,139
Federal funds sold and securities purchased under resale agreements	—	28,900	—	28,900	28,900
Securities held-to-maturity	9,545	35,166	—	44,711	49,578
Loans (a)	—	65,026	—	65,026	65,977
Other financial assets	4,922	2,149	—	7,071	7,071
Total	$14,467	$254,925	$—	$269,392	$275,215
Liabilities:
Noninterest-bearing deposits	$—	$58,274	$—	$58,274	$58,274
Interest-bearing deposits	—	221,463	—	221,463	225,395
Federal funds purchased and securities sold under repurchase agreements	—	14,507	—	14,507	14,507
Payables to customers and broker-dealers	—	18,395	—	18,395	18,395
Borrowings	—	1,274	—	1,274	1,274
Long-term debt	—	30,596	—	30,596	31,257
Total	$—	$344,509	$—	$344,509	$349,102
(a)    Does not include the leasing portfolio.

BNY 85

Notes to Consolidated Financial Statements (continued)

Note 16–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Assets of consolidated investment management funds:
Trading assets	$832	$510
Other assets	28	16
Total assets of consolidated investment management funds	$860	$526
Liabilities of consolidated investment management funds:
Other liabilities	$7	$1
Total liabilities of consolidated investment management funds	$7	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $17 million at Sept. 30, 2024 and $4 million at Dec. 31, 2023. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.
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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2024.

Hedging derivatives

We utilize interest rate swap agreements, including forward starting swaps, to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities, loans and long-term debt to floating interest rates. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest rate and foreign exchange rate changes. In designating interest rate swaps as hedges, we utilize both partial-term and full-term hedge strategies.

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, non-U.S. government and foreign covered bonds. At Sept. 30, 2024, $40.0 billion par value of available-for-sale securities was hedged with interest rate swaps designated as fair value hedges that had notional values of $40.0 billion.

At Sept. 30, 2024, $1.4 billion of interest rate swaps was designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate
86 BNY

Notes to Consolidated Financial Statements (continued)

loans of $3.2 billion, essentially converting $1.4 billion of such fixed rate loans to a floating rate.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2024, $28.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $28.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, Polish zloty, Hong Kong dollar, Singapore dollar, British pound and euro used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2024, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $766 million (notional), with a net pre-tax loss of $1 million recorded in accumulated other comprehensive income (“OCI”). Over the next 12 months, a gain of less than $1 million will be reclassified into earnings.
From time to time, we have utilized forward foreign exchange contracts as fair value hedges of the foreign exchange risk associated with available-for-sale securities. Forward points are designated as an excluded component and amortized into earnings over the hedge period. At Sept. 30, 2024, there were no remaining foreign exchange contracts.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2024, forward foreign exchange contracts with notional amounts totaling $12.0 billion were designated as net investment hedges.

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

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q24	2Q24	3Q23	YTD24	YTD23
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$(973)	$79	$439	$(445)	$392
Hedged item	Interest income	971	(77)	(438)	445	(393)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	643	13	(281)	435	(279)
Hedged item	Interest expense	(643)	(13)	281	(435)	280
Interest rate fair value hedges of loans
Derivative	Interest income	(25)	(14)	—	(40)	—
Hedged item	Interest income	25	14	—	40	—
Cash flow hedges of forecasted FX exposures
Gain (loss) reclassified from OCI into income	Staff expense	1	2	2	5	(1)
(Loss) reclassified from OCI into income	Investment and other revenue	—	—	(2)	—	(3)
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(1)	$4	$1	$5	$(4)

BNY 87

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q24	2Q24	3Q23	YTD24	YTD23		3Q24	2Q24	3Q23	YTD24	YTD23
FX contracts	$(391)	$87	$333	$(106)	$70	Net interest income	$—	$—	$—	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023
Available-for-sale securities (b)(c)	$39,629	$29,941	$(1,141)	$(1,767)
Loans (d)	$1,432	$—	$40	$—
Long-term debt	$28,505	$21,854	$(395)	$(846)
(a)    Includes $727 million and $434 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2024 and Dec. 31, 2023, respectively, and $10 million and $26 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2024 and Dec. 31, 2023, respectively.
(b)    Carrying amount represents the amortized cost.
(c)    At Sept. 30, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $7.8 billion, of which $2.3 billion was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of Sept. 30, 2024 was an increase of $43 million.
(d)    At Sept. 30, 2024, loans included in closed portfolios subject to portfolio layer method hedging were $3.2 billion, of which $1.4 billion was designated as hedged. The cumulative basis adjustment for active hedging relationships associated with such hedges as of Sept. 30, 2024 was an increase of $40 million.

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$70,327	$52,808	$199	$214	$—	$—
Foreign exchange contracts	12,744	11,099	12	22	282	173
Total derivatives designated as hedging instruments			$211	$236	$282	$173
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$175,745	$155,535	$931	$1,060	$1,117	$1,347
Foreign exchange contracts	1,036,050	944,241	6,560	9,227	6,505	9,282
Equity contracts	5,101	3,886	23	8	206	138
Credit contracts	359	220	—	—	16	6
Total derivatives not designated as hedging instruments			$7,514	$10,295	$7,844	$10,773
Total derivatives fair value (d)			$7,725	$10,531	$8,126	$10,946
Effect of master netting agreements (e)			(6,210)	(8,256)	(5,266)	(7,090)
Fair value after effect of master netting agreements			$1,515	$2,275	$2,860	$3,856
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,602 million and $658 million, respectively, at Sept. 30, 2024, and $2,353 million and $1,187 million, respectively, at Dec. 31, 2023.
88 BNY

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q24	2Q24	3Q23	YTD24	YTD23
Foreign exchange revenue	$175	$184	$154	$511	$488
Other trading revenue	79	77	86	225	184

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded a gain of $11 million in the third quarter of 2024, a loss of $11 million in the third quarter of 2023 and gains of $22 million in the first nine months of 2024 and $4 million in the first nine months of 2023. There was no impact in the second quarter of 2024.

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

Counterparty credit risk and collateral

We assess the credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information are used to develop proprietary credit rating metrics used to assess credit quality.

Collateral requirements are determined after a comprehensive review of the credit quality of each counterparty. Collateral is generally held or pledged in the form of cash and/or highly liquid government securities. Collateral requirements are monitored and adjusted daily.

Additional disclosures concerning derivative financial instruments are provided in Note 15.

BNY 89

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

	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$681	$1,003
Collateral posted	$1,015	$1,001
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2024	Dec. 31, 2023
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$28	$115
Baa2/BBB	$487	$792
Ba1/BB+	$1,247	$1,920
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2024 and Dec. 31, 2023, existing collateral arrangements would have required us to post additional collateral of $184 million and $235 million, respectively.
Offsetting assets and liabilities

The following tables present derivative and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2024
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$874	$651		$223	$40	$—	$183
Foreign exchange contracts	6,201	5,556		645	70	—	575
Equity and other contracts	4	3		1	—	—	1
Total derivatives subject to netting arrangements	7,079	6,210		869	110	—	759
Total derivatives not subject to netting arrangements	646	—		646	—	—	646
Total derivatives	7,725	6,210		1,515	110	—	1,405
Reverse repurchase agreements	262,253	242,526	(b)	19,727	19,271	2	454
Securities borrowing	16,437	—		16,437	15,588	—	849
Total	$286,415	$248,736		$37,679	$34,969	$2	$2,708
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

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2024				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$930	$637		$293	$44	$—	$249
Foreign exchange contracts	6,320	4,473		1,847	54	—	1,793
Equity and other contracts	198	156		42	18	—	24
Total derivatives subject to netting arrangements	7,448	5,266		2,182	116	—	2,066
Total derivatives not subject to netting arrangements	678	—		678	—	—	678
Total derivatives	8,126	5,266		2,860	116	—	2,744
Repurchase agreements	254,051	242,526	(b)	11,525	11,523	—	2
Securities lending	3,049	—		3,049	2,943	—	106
Total	$265,226	$247,792		$17,434	$14,582	$—	$2,852
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

BNY 91

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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2024					Dec. 31, 2023
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$208,835	$5	$1,113	$572	$210,525	$128,304	$15	$1,409	$510	$130,238
Agency RMBS	36,573	30	395	499	37,497	25,815	—	896	120	26,831
Corporate bonds	113	179	1,310	686	2,288	103	72	1,315	590	2,080
Sovereign debt/sovereign guaranteed	82	1,502	2	7	1,593	1,049	—	—	—	1,049
State and political subdivisions	27	20	432	276	755	37	38	449	257	781
U.S. government agencies	83	—	91	127	301	44	—	61	32	137
Other debt securities	—	91	72	1	164	4	180	73	24	281
Equity securities	—	9	560	359	928	—	10	1,172	82	1,264
Total	$245,713	$1,836	$3,975	$2,527	$254,051	$155,356	$315	$5,375	$1,615	$162,661
Securities lending:
Agency RMBS	$53	$—	$—	$—	$53	$111	$—	$—	$—	$111
Other debt securities	124	—	—	—	124	25	—	—	—	25
Equity securities	2,872	—	—	—	2,872	2,377	—	—	—	2,377
Total	$3,049	$—	$—	$—	$3,049	$2,513	$—	$—	$—	$2,513
Total secured borrowings	$248,762	$1,836	$3,975	$2,527	$257,100	$157,869	$315	$5,375	$1,615	$165,174

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

92 BNY

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2024	Dec. 31, 2023
(in millions)
Lending commitments	$51,072	$46,518
Standby letters of credit (“SBLC”) (a)	1,615	1,816
Commercial letters of credit	25	41
Securities lending indemnifications (b)(c)	539,293	492,739
(a)Net of participations totaling $195 million at Sept. 30, 2024 and $163 million at Dec. 31, 2023.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $67 billion at Sept. 30, 2024 and $59 billion at Dec. 31, 2023.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $58 billion at Sept. 30, 2024 and $45 billion at Dec. 31, 2023.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $32.0 billion in less than one year, $18.7 billion in one to five years and $352 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $180 million at Sept. 30, 2024 and $158 million at Dec. 31, 2023. At Sept. 30, 2024, $1.3 billion of the SBLCs will expire within one year and $357 million in one to five years. No SBLCs expire in over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2024	Dec. 31, 2023

Investment grade	67%	74%
Non-investment grade	33%	26%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $25 million at Sept. 30, 2024 and $41 million at Dec. 31, 2023.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including
BNY 93

Notes to Consolidated Financial Statements (continued)

collateral, if any. The allowance for lending-related commitments was $75 million at Sept. 30, 2024 and $87 million at Dec. 31, 2023.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $568 billion at Sept. 30, 2024 and $518 billion at Dec. 31, 2023.

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At Sept. 30, 2024 and Dec. 31, 2023, $67 billion and $59 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $71 billion and $62 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2024, we had no unsettled repurchase agreements and $103.5 billion of unsettled reverse repurchase agreements. At Dec. 31, 2023, we had no unsettled repurchase agreements and $77.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2024. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2024
	Loans	Unfunded commitments	Total exposure
Securities industry	$2.4	$19.0	$21.4
Asset managers	1.8	8.3	10.1
Banks	8.2	1.5	9.7
Insurance	0.1	4.0	4.1
Government	—	0.4	0.4
Other	0.1	0.6	0.7
Total	$12.6	$33.8	$46.4

Commercial portfolio exposure (in billions)	Sept. 30, 2024
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$3.6	$4.4
Manufacturing	0.5	3.6	4.1
Energy and utilities	0.3	3.8	4.1
Media and telecom	—	0.8	0.8
Total	$1.6	$11.8	$13.4

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
94 BNY

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
BNY 95

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $620 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:

Mortgage-Securitization Trusts Proceedings
BNY has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Two actions commenced in December 2015 and February 2017 are pending in New York federal court. In New York state court, five actions are pending: two related cases commenced in September 2021 and October 2022; and three related cases commenced in October 2021, December 2021 and February 2022.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC (“Pershing”) became a clearing firm for Stanford Group Co.
(“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. Three lawsuits remain against Pershing in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On
96 BNY

Notes to Consolidated Financial Statements (continued)

March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. On Aug. 23, 2021, DTVM and Ativos filed an appeal of the May 20 decision. On June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. On Aug. 24, 2022, the court dismissed one of the other lawsuits. On Nov. 24, 2022, Postalis appealed that decision. On Oct. 24, 2023, Postalis’s appeal was denied. Postalis further appealed on June 27, 2024. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. On April 11, 2022, DTVM appealed the Aug. 4 decision to Brazil’s Superior Court of Justice. On Aug. 21, 2023, DTVM’s appeal was denied. In addition, the
Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the decision rendered by the Arbitration Court with respect to its jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund have appealed. On Sept. 21, 2023, the São Paulo court issued an order suspending the arbitration; the Arbitration Court implemented the suspension on Oct. 6, 2023. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos have appealed. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other
BNY 97

Notes to Consolidated Financial Statements (continued)

defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

Brazilian Silverado Litigation
DTVM acts as administrator for the Fundo de Investimento em Direitos Creditórios Multisetorial Silverado Maximum (“Silverado Maximum Fund”), which invests in commercial credit receivables. On June 2, 2016, the Silverado Maximum Fund sued DTVM in its capacity as administrator, along with Deutsche Bank S.A. - Banco Alemão in its capacity as custodian and Silverado Gestão e Investimentos Ltda. in its capacity as investment manager. The Fund alleges that each of the defendants failed to fulfill its respective duty, and caused losses to the Fund for which the defendants are jointly and severally liable. On March 21, 2024, the São Paulo court issued a decision finding DTVM, Deutsche Bank and Silverado Gestão e Investimentos jointly liable for losses to the Fund in an amount to be determined during a later calculation phase. On Sept. 12, 2024, DTVM filed an appeal.

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

Off-Channel Business-Related Communications
The Company has been responding to a request for information from the SEC concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC staff has stated that it is conducting similar inquiries into recordkeeping practices at other financial institutions. On Aug. 14, 2024, the SEC issued an order under which the Company agreed to pay a $40 million penalty and to certain undertakings to resolve the SEC matter. In April 2023, the Company received a similar request from the Commodity Futures Trading Commission and is cooperating with that inquiry as well.

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
98 BNY

Notes to Consolidated Financial Statements (continued)

which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2024. In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. The largest change was the movement of Institutional Solutions from Pershing to Clearance and Collateral Management, both in the Market and Wealth Services business segment. We made other smaller changes that moved activity from Asset Servicing in the Securities Services business segment to Treasury Services in the Market and Wealth Services business segment, and from Wealth Management in the Investment and Wealth Management business segment and Pershing in the Market and Wealth Services business segment to Investment Management in the Investment and Wealth Management business segment. The Other segment was not impacted by the changes. Business segment results for the three- and nine-months ended Sept. 30, 2023 have been revised to reflect these changes.

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
BNY 99

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,605	$1,130	$804	(a)	$54	$3,593	(a)
Net interest income (expense)	609	415	45		(21)	1,048
Total revenue	2,214	1,545	849	(a)	33	4,641	(a)
Provision for credit losses	15	7	1		—	23
Noninterest expense	1,557	834	672		37	3,100
Income (loss) before income taxes	$642	$704	$176	(a)	$(4)	$1,518	(a)
Pre-tax operating margin (b)	29%	46%	21%		N/M	33%
Average assets	$199,057	$122,526	$26,525		$68,289	$416,397
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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Sept. 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$1,481	$1,049	$791	(b)	$80		$3,401	(b)
Net interest income (expense)	600	401	39		(24)		1,016
Total revenue	2,081	1,450	830	(b)	56		4,417	(b)
Provision for credit losses	19	6	(9)		(13)		3
Noninterest expense	1,598	792	675		24		3,089
Income before income taxes	$464	$652	$164	(b)	$45		$1,325	(b)
Pre-tax operating margin (c)	22%	45%	20%		N/M		30%
Average assets	$190,964	$129,665	$26,654		$50,008		$397,291
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
N/M – Not meaningful.

100 BNY

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$4,805	$3,342	$2,387	(a)	$109	$10,643	(a)
Net interest income (expense)	1,787	1,255	129		(53)	3,118
Total revenue	6,592	4,597	2,516	(a)	56	13,761	(a)
Provision for credit losses	23	10	4		13	50
Noninterest expense	4,648	2,501	2,080		117	9,346
Income (loss) before income taxes	$1,921	$2,086	$432	(a)	$(74)	$4,365	(a)
Pre-tax operating margin (b)	29%	45%	17%		N/M	32%
Average assets	$195,552	$123,619	$26,277		$65,532	$410,980
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $11 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the nine months ended Sept. 30, 2023	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	(a)	Consolidated	(a)
(dollars in millions)
Total fee and other revenue	$4,485	$3,100	$2,353	(b)	$153		$10,091	(b)
Net interest income (expense)	1,934	1,274	123		(87)		3,244
Total revenue	6,419	4,374	2,476	(b)	66		13,335	(b)
Provision for credit losses	35	13	(2)		(11)		35
Noninterest expense	4,705	2,368	2,091		136		9,300
Income (loss) before income taxes	$1,679	$1,993	$387	(b)	$(59)		$4,000	(b)
Pre-tax operating margin (c)	26%	46%	16%		N/M		30%
Average assets	$196,556	$131,055	$27,106		$53,756		$408,473
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
N/M – Not meaningful.

Note 20–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2024	2023
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	334	332
Change in liabilities of consolidated investment management funds	6	6
Change in nonredeemable noncontrolling interests of consolidated investment management funds	241	49
Securities purchased not settled	395	234
Securities sold not settled	85	—
Securities matured not settled	—	455
Premises and equipment/operating lease obligations	174	203
Excise tax on share repurchases	19	18

BNY 101

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

102 BNY

Forward-looking Statements

Some statements in this Quarterly Report are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY, our businesses, financial, liquidity and capital condition, results of operations, liquidity, risk and capital management and processes, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, expenses, nonperforming assets, products, impacts of currency fluctuations, impacts of securities portfolio repositioning, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses, legal proceedings and other contingencies), human capital management (including related ambitions, objectives, aims and goals), effective tax rate, net interest income, estimates (including those regarding expenses, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), targets, opportunities, potential actions, acquisition and related integration activity, transition to a platforms operating model, growth and initiatives.

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

BNY 103

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
104 BNY

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
BNY 105

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the
Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2024. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2024			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2024
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2024	3,483	$64.48	3,483	$6,583
August 2024	5,643	64.52	5,643	6,219
September 2024	2,013	67.78	2,013	6,082
Third quarter of 2024 (a)	11,139	$65.10	11,139	$6,082	(b)
(a)    Includes 61 thousand shares repurchased at a purchase price of $4 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $65.10.
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
106 BNY

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
BNY 107

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
108 BNY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 1, 2024	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY 109