Form 10-K
period 2024-12-31
Bank of New York Mellon Corp
filed 2025-02-27
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $44,178,538,132.

As of January 31, 2025, 716,320,652 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2025 Proxy Statement – Part III
    The Bank of New York Mellon Corporation 2024 Annual Report to Shareholders – Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 14, including those portions of BNY’s 2024 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY’s Proxy Statement for its 2025 Annual Meeting (the “Proxy”) will be available on our website at www.bny.com. We also make available on our website, free of charge, the following materials:

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

We may use our website, our LinkedIn accounts (e.g., www.linkedin.com/company/BNYglobal), our X accounts (e.g., @BNYglobal) and other social media channels as additional means of sharing information with the public. The information shared through those channels may be considered to be material, and we encourage investors, the media and others interested in BNY to review the business and financial information we post on our website and on our social media channels. The contents of our website, our social media channels and any other websites referenced herein or in the Annual Report are not part of or incorporated by reference into this Form 10-K.

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “momentum,” “ambition,” “aspiration,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements. Some statements in this document are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY, our businesses, financial, liquidity and capital condition, results of operations, capital plans including dividends and repurchases, liquidity, risk and capital management and processes, human capital management (including related ambitions, objectives, aims and goals), strategic priorities and initiatives, acquisitions, related integration and divestiture activity, transition to a platforms operating model, efficiency savings, estimates (including those regarding expenses, interest rate and net interest income sensitivities, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), outlook (including those regarding our performance results, fee revenue, net interest income, expenses, impacts of currency fluctuations, capital ratios and effective tax rate) and expectations (including those regarding products, nonperforming assets, legal proceedings and other contingencies, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses).

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY (including those incorporated into this Form 10-K), are not guarantees of future results or occurrences, are inherently uncertain and
BNY 1

are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors,” such as:
•errors or delays in our operational and transaction processing, or those of third parties, may materially adversely affect our business, financial condition, results of operations and reputation;
•our risk management framework, policies and processes may not be effective in identifying or mitigating risk and reducing the potential for losses and any inadequacy or lapse in our risk management framework, policies and processes could expose us to unexpected losses that could materially adversely affect our results of operations or financial condition;
•limitations of the models we use to measure, monitor and manage risk could lead to unexpected losses and adverse business impacts;
•a communications or technology disruption or failure within our infrastructure or the infrastructure of third parties that results in a loss of information, delays our ability to access information or impacts our ability to provide services to our clients may materially adversely affect our business, financial condition and results of operations;
•a cybersecurity incident, or a failure in our computer systems, networks and information, or those of third parties, could result in the theft, disclosure, use or alteration of information, unauthorized access to or loss of information, or system or network failures. Any such incident or failure could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•the development and use of artificial intelligence present risks and challenges that may adversely impact our business;
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
2 BNY

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
•we may not realize some or all of the expected benefits of our transition to a platforms operating model;
•we are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability;
•our businesses may be negatively affected by adverse events, publicity, government scrutiny or other reputational harm;
•impacts from geopolitical events, acts of terrorism, war, natural disasters, the physical effects of climate change, pandemics and other similar events may have a negative impact on our business and operations;
•sustainability concerns, including a focus on climate change and diversity, could adversely affect our business, affect client activity levels, subject us to additional regulatory requirements and damage our reputation;
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
BNY 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global company headquartered in New York, New York, with $52.1 trillion in assets under custody and/or administration and $2.0 trillion in assets under management as of Dec. 31, 2024. With its subsidiaries, BNY has been in business since 1784.

We divide our businesses into three principal business segments: Securities Services, Market and Wealth Services and Investment and Wealth Management. We also have an Other segment, which includes the leasing portfolio, corporate treasury activities (including our securities portfolio), derivatives and other trading activity, corporate and bank-owned life insurance, tax credit investments and other corporate investments and certain business exits.

For a further discussion of BNY’s lines of business, products and services, see the “Overview,” “Summary of financial highlights,” “Fee and other revenue,” “Review of business segments” and “International operations” sections in the MD&A section in the Annual Report and Notes 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, of which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY.

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

We have four other U.S. bank and/or trust company subsidiaries concentrating on trust products and services across the United States: The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, BNY Mellon Investment Servicing Trust Company and BNY Mellon Trust Company of Illinois. Most of our Investment Management business and Pershing businesses are direct or indirect non-bank subsidiaries of BNY.

Each of our bank and trust company subsidiaries is subject to regulation by the applicable bank regulatory authority. The deposits of our U.S. banking subsidiaries are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

BNY’s banking subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank of New York Mellon SA/NV (“BNY SA/NV”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the European Central Bank and the National Bank of Belgium under the Single Supervisory Mechanism and is also supervised by the Belgian Financial Services and Markets Authority for conduct of business rules. BNY SA/NV has its principal office in Brussels and branches in Amsterdam, the Netherlands; Copenhagen, Denmark; Dublin, Ireland; Frankfurt, Germany; the City of Luxembourg, Luxembourg; Madrid, Spain; Milan, Italy; Paris, France; and Wroclaw, Poland.  BNY SA/NV’s activities are in the Securities Services and Market and Wealth Services segments of BNY with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A – Supervision and Regulation” section in the Annual Report.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY’s primary subsidiaries as of Dec. 31, 2024.

BNY 5

Human Capital Management

Our enduring ambition is to build the best global team—one that includes varying perspectives, backgrounds and experiences, and reflects the increasingly varied markets and clients we serve. Our core objective is to empower our teams to do their best work, make unique contributions and build purposeful careers in an environment where they are treated with fairness, dignity and respect.

Belonging

Belonging is integral to who we are as a company, what our people experience as members of our global team, and how we serve all of our stakeholders. Our strategy is not separate, it includes all of our employees and is embedded in the way we do business, our operating model, talent experience and client value proposition.

At the end of 2024, women represented 40% of BNY’s global workforce and 43% of BNY’s U.S. workforce. Further, 39% of BNY’s U.S. workforce were from U.S. underrepresented ethnic and/or racial backgrounds.

At the end of 2024, 43% of BNY’s Executive Committee were women and 26% of BNY’s Executive Committee were from underrepresented ethnic and/or racial backgrounds.

At the end of 2024, 45% of our Board of Directors were women and 27% of our Board of Directors was composed of individuals from underrepresented ethnic and/or racial backgrounds.

Retention, Training and Development

We seek to attract and retain employees by providing a rewarding employee experience. We recognize that employees seek a supportive and safe workplace, and we continually evaluate our employee engagement and wellbeing programs in an effort to meet those expectations. We offer a 401(k) plan for U.S. employees and other defined contribution retirement plans worldwide, where consistent with market practice. We also maintain defined benefit plans for certain current and former employees, some of which are frozen (including in the U.S.). At Dec. 31, 2024, we had approximately 41,500 participants in our 401(k) plan, including former employees. In addition, our frozen U.S. defined benefit pension plan covered approximately 6,400 U.S. participants, and our non-U.S. defined benefit plans (some frozen) covered approximately 18,400 non-U.S. participants.

In 2024, The Bank of New York Mellon Corporation again provided eligible employees an award of 10 restricted stock units (“RSUs”) or “BK Shares”. BK Shares is an equity grant that allows for eligible employees to become equity owners, or increase their equity holdings in the Company, and share in the Company’s success.

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

Employee Wellbeing, Health and Safety

BNY’s holistic approach to employee wellbeing is designed to create a healthy, resilient and vibrant workforce. Our programs are designed to provide employees access to resources to help improve their physical health, emotional resilience, financial wellbeing and social connections. Further, we work to ensure the safety of our employees and clients in all of our facilities.

BNY fosters a high-performance culture and supports employee work/life balance, while also delivering on our regulatory requirements and business imperatives. We endeavor to promote a collaborative and effective workplace for our people, while continuing to embrace the concept of flexibility and enhancing our culture and commercial impact.

Employees and International Operations

Globally, at Dec. 31, 2024, BNY and its subsidiaries had approximately 51,800 full-time employees.

We pride ourselves on providing dedicated service through our multilingual sales, marketing and client
6 BNY

service teams. At Dec. 31, 2024, approximately 60% of our total employees (full-time and part-time employees) were based outside the U.S., with approximately 10,900 employees in Europe, the Middle East and Africa (“EMEA”), approximately 18,900 employees in the Asia-Pacific region (“APAC”) and approximately 800 employees in other global locations, primarily Brazil.

Supervision and Regulation

Information on the supervision and regulation of BNY can be found in the “MD&A – Supervision and Regulation” section in the Annual Report, which is incorporated herein by reference.

Competition

BNY is subject to competition in all aspects and areas of our business. Our Securities Services and Market and Wealth Services businesses compete with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and integrated cash management solutions and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Our Investment and Wealth Management business competes with domestic and international investment management and wealth management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms and insurance companies, as well as a wide range of technology service providers.

Competition in the financial services industry continues to be intense. Competition is based on a number of factors including, among others, customer service and convenience, transaction execution, capital or access to capital, quality and range of products and services offered, performance, technological innovation and expertise, including adaptation to technological change, price, reputation and lending limits. Competition also varies based on the types of clients, customers, industries and geographies served. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees, retain, develop and motivate our existing employees, amid heightened regulatory restrictions and an inflationary or uncertain interest rate environment. Our competitive position may be affected by institutions that are not similarly subject to extensive regulation, such as financial technology firms, and as further technological advances enable more companies, such as financial technology firms, to provide financial services.

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

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, primarily Brazil and Canada, which together consist of approximately 4.4 million square feet of leased and owned space.

In the EMEA region, we have offices that total approximately 1.1 million square feet of leased and owned space, and we have 1.8 million square feet of leased space in the APAC region.

Our global facilities are used across our business segments for corporate purposes. In the preceding paragraphs, square footage figures do not include
BNY 7

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
8 BNY

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2025, there were 19,981 holders of record of our common stock.

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

As of Dec. 31, 2024, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
BNY 9

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 124 and 125 of the Annual Report, each of which is incorporated herein by reference.
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

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at https://www.bny.com/content/dam/bnymellon/documents/pdf/csr/employee-code-of-conduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY. The Directors’ Code of Conduct is posted on our website at https://www.bny.com/content/dam/
bnymellon/documents/pdf/investor-relations/directors-code-of-conduct.pdf. We intend to disclose on our website any amendments to or waivers of (i) the Code of Conduct relating to executive officers (including the officers specified below) and (ii) the Directors’ Code of Conduct relating to our directors.

INSIDER TRADING POLICIES AND PROCEDURES

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by our directors, officers and employees, and by the Company itself. We believe that these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policies and procedures are filed as Exhibit 19.1 to this Form 10-K.

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

Name	Age	Positions and offices

Shannon Hobbs	54	Ms. Hobbs has served as Senior Executive Vice President and Chief People Officer of BNY since June 2024. Ms. Hobbs served as Chief People Officer at GEICO from March 2022 to May 2024; as Chief Human Resources Officer at American Century Investments from October 2020 to March 2022; and as Head of Talent at JPMorgan Chase from September 2009 to October 2020.

Catherine M. Keating	63	Ms. Keating has served as Senior Executive Vice President and Global Head of BNY Wealth since July 2018. From February 2015 to June 2018, Ms. Keating was the Chief Executive Officer of Commonfund.

Jayee Koffey	44	Ms. Koffey has served as Senior Executive Vice President, Global Head of Enterprise Execution and Chief Corporate Affairs Officer at BNY since February 2023. She served as Head of the Executive Office and Company Chief of Staff from August 2022 to February 2023. Previously, from 2011 to July 2022, Ms. Koffey worked at The Goldman Sachs Group, Inc., most recently as Chief Enterprise Risk Officer.

Senthil Kumar	59	Mr. Kumar has served as Senior Executive Vice President and Chief Risk Officer of BNY since July 2019. Mr. Kumar served as Chief Risk Officer of the Institutional Clients Group at Citigroup Inc. from April 2014 to June 2019.

BNY 11

Name	Age	Positions and offices

Kurtis R. Kurimsky	51	Mr. Kurimsky has served as Vice President and Controller of BNY since July 2015.

J. Kevin McCarthy	60	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY since April 2014.

Dermot McDonogh	59	Mr. McDonogh has served as Senior Executive Vice President since October 2022 and as Chief Financial Officer of BNY since February 2023. From 2015 to July 2022, Mr. McDonogh served as the Chief Operating Officer of the Europe, Middle East, and Africa region for Goldman Sachs International and as the Chief Executive Officer of Goldman Sachs International Bank.

Jose Minaya	53	Mr. Minaya has served as BNY’s Global Head of BNY Investments and Wealth since September 2024. Previously, Mr. Minaya served as Chief Executive Officer of Nuveen, which he joined in 2017.

Robin Vince	53	Mr. Vince has served as President and Chief Executive Officer of BNY since September 2022, and served as President and Chief Executive Officer-Elect from March 2022 until September 2022. Previously, Mr. Vince was Vice Chair and Chief Executive Officer of Global Market Infrastructure at BNY since October 2020. From 1994 until September 2020, Mr. Vince worked at Goldman Sachs, most recently as Chief Risk Officer and a member of the Management Committee.

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

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	127-128
	Consolidated Comprehensive Income Statement	129
	Consolidated Balance Sheet	130
	Consolidated Statement of Cash Flows	131
	Consolidated Statement of Changes in Equity	132-134
	Notes to Consolidated Financial Statements	135-209
	Report of Independent Registered Public Accounting Firm	210

(3)	Exhibits
	See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 14 through 19 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)    Other Financial Data

None.

ITEM 16. FORM 10-K SUMMARY

None.

BNY 13

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties to such agreements. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY’s actual state of affairs at the date hereof and should not be relied upon.

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
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.2	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.4	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.5	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.6	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.7	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
BNY 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.8	*	Form of Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.9	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.10	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.11	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.12	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended on Feb. 12, 2018.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Feb. 13, 2018, and incorporated herein by reference.
10.13	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 8, 2019 and incorporated herein by reference.
10.14	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.15	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2020, and incorporated herein by reference.
10.16	*	2021 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.17	*	2021 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2021, and incorporated herein by reference.
10.18	*	2022 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
16 BNY

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.19	*	2022 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.20	*	Amendment, dated Aug. 30, 2022, to Letter Agreement between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2022, and incorporated herein by reference.
10.21	*	Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.22	*	Aircraft Time Sharing Agreement, entered into as of Oct. 29, 2024, by and between The Bank of New York Mellon and Robin Vince.	Filed herewith.
10.23	*	2023 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March. 31, 2023, and incorporated herein by reference.
10.24	*	2023 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2023, and incorporated herein by reference.
10.25	*	2024 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.26	*	2024 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.27	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended and restated effective March 1, 2024.	Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.28	*	2025 Form of Performance Share Unit Agreement.	Filed herewith.
10.29	*	2025 Form of Restricted Stock Unit Agreement.	Filed herewith.
BNY 17

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

13.1
All portions of The Bank of New York Mellon Corporation 2024 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
19.1	Insider Trading Policies and Procedures.	Filed herewith.
21.1	Primary subsidiaries of the Company.	Filed herewith.
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Recovery of Erroneously Awarded Incentive-Based Compensation Policy.	Previously filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
101.INS	Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
18 BNY

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2024, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
* Management contract or compensatory plan, contract or arrangement.

BNY 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Robin Vince
Robin Vince
President and Chief Executive Officer

DATED: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Robin Vince	Director and Principal Executive Officer
Robin Vince
President and Chief Executive Officer

By:	/s/ Dermot McDonogh	Principal Financial Officer
Dermot McDonogh
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; M. Amy Gilliland; Jeffrey A. Goldstein; K. Guru Gowrappan; Ralph Izzo; Sandra E. O’Connor; Elizabeth E. Robinson; Rakefet Russak-Aminoach; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 27, 2025
J. Kevin McCarthy
Attorney-in-fact
20 BNY