Form 10-Q
period 2025-03-31
Bank of New York Mellon Corp
filed 2025-05-02
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BK	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV	BK/P	New York Stock Exchange
(fully and unconditionally guaranteed by The Bank of New York Mellon Corporation)
Depositary Shares, each representing a 1/4,000th interest in a share of Series K Noncumulative	BK PRK	New York Stock Exchange
Perpetual Preferred Stock

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

As of March 31, 2025, 715,434,285 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2025 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Highlights of first quarter 2025 results	4
Fee and other revenue	6
Net interest income	9
Noninterest expense	11
Income taxes	11
Review of business segments	11
Critical accounting estimates	20
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	45
Website information	46

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	47
Consolidated Comprehensive Income Statement (unaudited)	48
Consolidated Balance Sheet (unaudited)	49
Consolidated Statement of Cash Flows (unaudited)	50
Consolidated Statement of Changes in Equity (unaudited)	51

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2025	Dec. 31, 2024	March 31, 2024
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,149	$1,130	$953
Basic earnings per share	$1.59	$1.56	$1.26
Diluted earnings per share	$1.58	$1.54	$1.25

Fee and other revenue	$3,633	$3,653	$3,487
Net interest income	1,159	1,194	1,040
Total revenue	$4,792	$4,847	$4,527

Return on common equity (annualized)	12.6%	12.2%	10.7%
Return on tangible common equity (annualized) – Non-GAAP (a)	24.2%	23.3%	20.7%

Fee revenue as a percentage of total revenue	71%	72%	73%

Non-U.S. revenue as a percentage of total revenue	33%	35%	34%

Pre-tax operating margin	32%	30%	29%

Net interest margin	1.30%	1.32%	1.19%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.30%	1.32%	1.19%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$53.1	$52.1	$48.8
Assets under management (“AUM”) at period end (in trillions) (d)	$2.01	$2.03	$2.02

Average common shares and equivalents outstanding (in thousands):
Basic	720,951	726,568	756,937
Diluted	727,398	733,720	762,268

Selected average balances:
Interest-earning assets	$354,687	$357,768	$346,133
Total assets	$415,844	$420,344	$403,985
Interest-bearing deposits	$234,394	$235,281	$228,897
Noninterest-bearing deposits	$48,141	$51,207	$49,949
Long-term debt	$31,216	$31,506	$31,087
Preferred stock	$4,562	$4,343	$4,343
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,980	$36,923	$35,905

Other information at period end:
Cash dividends per common share	$0.47	$0.47	$0.42
Common dividend payout ratio	30%	31%	34%
Common dividend yield (annualized)	2.3%	2.4%	2.9%
Closing stock price per common share	$83.87	$76.83	$57.62
Market capitalization	$60,003	$55,139	$43,089
Book value per common share	$52.82	$51.52	$48.44
Tangible book value per common share – Non-GAAP (a)	$28.20	$27.05	$25.44
Full-time employees	51,000	51,800	52,100
Common shares outstanding (in thousands)	715,434	717,680	747,816
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2025	Dec. 31, 2024
Average liquidity coverage ratio (“LCR”)	116%	115%
Average net stable funding ratio (“NSFR”)	132%	132%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.0%	11.7%
Tier 1 capital ratio	15.3	14.4
Total capital ratio	16.2	15.3
Standardized Approach:
CET1 ratio	11.5%	11.2%
Tier 1 capital ratio	14.6	13.7
Total capital ratio	15.7	14.8

Tier 1 leverage ratio	6.2%	5.7%
Supplementary leverage ratio (“SLR”)	6.9	6.5

BNY shareholders’ equity to total assets ratio	9.8%	9.9%
BNY common shareholders’ equity to total assets ratio	8.6	8.9
(a)    Return on tangible common equity and tangible book value per common share, both Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of these Non-GAAP measures.
(b)    See “Net interest income” on page 9 for a reconciliation of this Non-GAAP measure.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.9 trillion at March 31, 2025, $1.8 trillion at Dec. 31, 2024 and $1.7 trillion at March 31, 2024.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2024 (the “2024 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

BNY is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For more than 240 years BNY has partnered alongside clients, putting its expertise and platforms to work to help them achieve their ambitions. Today BNY helps over 90% of Fortune 100 companies and nearly all the top 100 banks globally to access the money they need. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of March 31, 2025, BNY oversees $53.1 trillion in assets under custody and/or administration and $2.0 trillion in assets under management.

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

Clearance and Collateral Management

Highlights of first quarter 2025 results

We reported net income applicable to common shareholders of $1,149 million, or $1.58 per diluted common share, in the first quarter of 2025, including the impact of notable items. Notable items in the first quarter of 2025 include a disposal gain, severance expense, litigation reserves and the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1,148 million (Non-GAAP), or $1.58 (Non-GAAP) per diluted common share, in the first quarter of 2025. Net income applicable to common shareholders was $953 million, or $1.25 per diluted common share, in the first quarter of 2024, including the impact of notable items. Notable items in the first quarter of 2024 include severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $982 million (Non-GAAP), or
4 BNY

$1.29 (Non-GAAP) per diluted common share, in the first quarter of 2024.

The highlights below are based on the first quarter of 2025 compared with the first quarter of 2024, unless otherwise noted.
•Total revenue increased 6%, primarily reflecting:
•Fee revenue increased 3%, primarily reflecting net new business and higher market values, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting a disposal gain recorded in the first quarter of 2025. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 11%, primarily reflecting the reinvestment of maturing investment securities at higher yields, partially offset by changes in deposit mix. (See “Net interest income” on page 9.)
•The provision for credit losses was $18 million, primarily driven by reserve increases related to commercial real estate exposure. (See “Allowance for credit losses” on page 27.)
•Noninterest expense increased 2%, primarily reflecting higher investments and employee merit increases, partially offset by efficiency savings. (See “Noninterest expense” on page 11.)
•Effective tax rate of 19.7%, primarily reflecting a tax benefit in the first quarter of 2025 from the annual vesting of stock awards. (See “Income taxes” on page 11.)
•Return on common equity (“ROE”) was 12.6% for the first quarter of 2025.
•Return on tangible common equity (“ROTCE”) was 24.2% (Non-GAAP) for the first quarter of 2025.
See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $53.1 trillion increased 9%, primarily reflecting client inflows, higher market values and net new business.
•AUM of $2.0 trillion was flat reflecting higher market values, offset by cumulative net outflows.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.5% at March 31, 2025 and 11.2% at Dec. 31, 2024. The increase primarily reflects capital generated through earnings and a net increase in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends and higher risk-weighted assets (“RWAs”). (See “Capital” beginning on page 33.)
•Our Tier 1 leverage ratio was 6.2% at March 31, 2025 and 5.7% at Dec. 31, 2024. The increase reflects higher capital, including issuances of preferred stock, and lower average assets. (See “Capital” beginning on page 33.)
•Returned $1.1 billion to common shareholders, including $746 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue
(dollars in millions, unless otherwise noted)				1Q25 vs.
	1Q25 (a)	4Q24	1Q24	4Q24 (a)	1Q24 (a)
Investment services fees	$2,411	$2,438	$2,278	(1)%	6%
Investment management and performance fees (a)(b)	739	808	776	(9)	(5)
Foreign exchange revenue	156	177	152	(12)	3
Financing-related fees	60	53	57	13	5
Distribution and servicing fees	37	37	42	—	(12)
Total fee revenue	3,403	3,513	3,305	(3)	3
Investment and other revenue	230	140	182	N/M	N/M
Total fee and other revenue	$3,633	$3,653	$3,487	(1)%	4%

Fee revenue as a percentage of total revenue	71%	72%	73%

AUC/A at period end (in trillions) (c)	$53.1	$52.1	$48.8	2%	9%
AUM at period end (in billions) (d)	$2,008	$2,029	$2,015	(1)%	—%
(a)    Beginning in the first quarter of 2025, certain rebate agreements, which were previously recorded as distribution and servicing expense, began to be reflected as a reduction of investment management fees. These amounts totaled approximately $20 million for both the first quarter of 2025 and first quarter of 2024 and impacted the variances for investment management and performance fees and related revenue subtotals in the table above.
(b)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $1.9 trillion at March 31, 2025, $1.8 trillion at Dec. 31, 2024 and $1.7 trillion at March 31, 2024.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 3% compared with the first quarter of 2024 and decreased 3% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher investment services fees, partially offset by lower investment management and performance fees. The decrease compared with the fourth quarter of 2024 primarily reflects lower investment management and performance fees and investment services fees.

Investment and other revenue increased $48 million compared with the first quarter of 2024 and $90 million compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects a disposal gain recorded in the first quarter of 2025. The increase compared with the fourth quarter of 2024 primarily reflects net securities losses recorded in the fourth quarter of 2024 and a disposal gain recorded in the first quarter of 2025.

Investment services fees

Investment services fees increased 6% compared with the first quarter of 2024 and decreased 1% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects net new business, higher market values and higher client activity. The decrease compared with the fourth quarter of 2024 primarily reflects lower Depositary Receipts revenue.

AUC/A totaled $53.1 trillion at March 31, 2025, an increase of 9% compared with March 31, 2024, primarily reflecting client inflows, higher market values and net new business. AUC/A consisted of 36% equity securities and 64% fixed income securities at March 31, 2025, and 37% equity securities and 63% fixed income securities at March 31, 2024.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 5% compared with the first quarter of 2024 and 9% compared with the fourth quarter of 2024. The decrease compared with the first quarter of 2024 primarily reflects the mix of AUM flows, an adjustment for certain rebates (offset in noninterest expense) (refer to note (a) in the table above) and lower equity investment income, partially offset by
6 BNY

higher market values. The decrease compared with the fourth quarter of 2024 primarily reflects the adjustment for certain rebates (offset in noninterest expense), timing of performance fees, lower equity investment income and the mix of AUM flows. Performance fees were $5 million in the first quarter of 2025, $10 million in the first quarter of 2024 and $20 million in the fourth quarter of 2024. On a constant currency basis, investment management and performance fees decreased 4% (Non-GAAP) compared with the first quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $2.0 trillion at March 31, 2025, flat compared with March 31, 2024, reflecting higher market values, offset by cumulative net outflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 3% compared with the first quarter of 2024 and decreased 12% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher volatility. The decrease compared with the fourth quarter of 2024 primarily reflects lower volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 5% compared with the first quarter of 2024 and 13% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher loan commitment fees. The increase compared with the fourth quarter of 2024 primarily reflects higher underwriting fees.

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
BNY 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	1Q25	4Q24	1Q24
Income (loss) from consolidated investment management funds	$6	$(5)	$15
Seed capital (losses) gains (a)	(6)	3	14
Other trading revenue	71	89	69
Renewable energy investments gains	15	5	6
Corporate/bank-owned life insurance	38	47	28
Other investments gains (b)	24	8	17
Disposal gains	40	—	—
Expense reimbursements from joint venture	31	29	27
Other income	11	14	7
Net securities (losses)	—	(50)	(1)
Total investment and other revenue	$230	$140	$182
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the first quarter of 2024 primarily reflects a disposal gain recorded in the first quarter of 2025. The increase compared with the fourth quarter of 2024 primarily reflects net securities losses recorded in the fourth quarter of 2024 and a disposal gain recorded in the first quarter of 2025.

8 BNY

Net interest income

Net interest income
				1Q25 vs.
(dollars in millions)	1Q25	4Q24	1Q24	4Q24	1Q24
Net interest income	$1,159	$1,194	$1,040	(3)%	11%
Add: Tax equivalent adjustment	—	1	—	N/M	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,159	$1,195	$1,040	(3)%	11%

Average interest-earning assets	$354,687	$357,768	$346,133	(1)%	2%

Net interest margin	1.30%	1.32%	1.19%	(2) bps	11	bps
Net interest margin (FTE) – Non-GAAP (a)	1.30%	1.32%	1.19%	(2) bps	11	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 11% compared with the first quarter of 2024 and decreased 3% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects the reinvestment of maturing investment securities at higher yields, partially offset by changes in deposit mix. The decrease compared with the fourth quarter of 2024 primarily reflects changes in balance sheet size and mix, partially offset by the continued reinvestment of maturing investment securities at higher yields.

Net interest margin increased 11 basis points compared with the first quarter of 2024 and decreased 2 basis points compared with the fourth quarter of 2024. The changes compared with the first quarter of 2024 and the fourth quarter of 2024 primarily reflect the factors mentioned above.

Average interest-earning assets increased 2% compared with the first quarter of 2024 and decreased 1% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher federal funds sold and securities purchased under resale agreements and higher securities balances, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks. The decrease compared with the fourth quarter of 2024 primarily reflects lower interest-bearing deposits with the Federal Reserve and other central banks, partially offset by higher federal funds sold and securities purchased under resale agreements and higher securities balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the first quarter of 2025. Approximately 50% of the average non-U.S. dollar deposits in the first quarter of 2025 were euro-denominated.

BNY 9

Average balances and interest rates	Quarter ended
	March 31, 2025			Dec. 31, 2024			March 31, 2024
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$86,038	$826	3.84%	$94,337	$1,007	4.18%	$102,795	$1,219	4.69%
Interest-bearing deposits with banks	10,083	84	3.39	10,479	94	3.54	11,724	121	4.16
Federal funds sold and securities purchased under resale agreements (a)	41,166	2,922	28.79	37,939	2,977	31.22	27,019	2,433	36.22
Loans	69,670	999	5.80	69,211	1,072	6.17	65,844	1,061	6.48
Securities:
U.S. government obligations	26,614	230	3.49	27,223	237	3.47	27,242	250	3.70
U.S. government agency obligations	63,514	519	3.27	63,166	524	3.31	63,135	508	3.22
Other securities	51,403	462	3.62	49,675	468	3.76	43,528	435	4.01
Total investment securities	141,531	1,211	3.44	140,064	1,229	3.50	133,905	1,193	3.57
Trading securities (b)	6,199	81	5.29	5,738	89	6.13	4,846	69	5.75
Total securities (b)	147,730	1,292	3.52	145,802	1,318	3.61	138,751	1,262	3.65
Total interest-earning assets (b)	$354,687	$6,123	6.97%	$357,768	$6,468	7.18%	$346,133	$6,096	7.06%
Noninterest-earning assets	61,157			62,576			57,852
Total assets	$415,844			$420,344			$403,985

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$234,394	$1,722	2.98%	$235,281	$1,934	3.27%	$228,897	$2,187	3.84%
Federal funds purchased and securities sold under repurchase agreements (a)	17,566	2,610	60.25	17,599	2,678	60.52	16,133	2,243	55.91
Trading liabilities	2,063	23	4.56	1,887	22	4.61	1,649	21	5.11
Other borrowed funds	288	4	5.93	484	3	2.32	502	4	3.47
Commercial paper	1,279	14	4.51	2,336	28	4.83	8	—	5.42
Payables to customers and broker-dealers	15,142	157	4.21	13,672	163	4.77	12,420	146	4.74
Long-term debt	31,216	434	5.57	31,506	445	5.58	31,087	455	5.82
Total interest-bearing liabilities	$301,948	$4,964	6.66%	$302,765	$5,273	6.92%	$290,696	$5,056	6.99%
Total noninterest-bearing deposits	48,141			51,207			49,949
Other noninterest-bearing liabilities	23,808			24,790			23,005
Total liabilities	373,897			378,762			363,650
Total The Bank of New York Mellon Corporation shareholders’ equity	41,542			41,266			40,248
Noncontrolling interests	405			316			87
Total liabilities and equity	$415,844			$420,344			$403,985
Net interest income (FTE) – Non-GAAP (b)(c)		$1,159			$1,195			$1,040
Net interest margin (FTE) – Non-GAAP (b)(c)			1.30%			1.32%			1.19%
Less: Tax equivalent adjustment		—			1			—
Net interest income – GAAP		$1,159			$1,194			$1,040
Net interest margin – GAAP			1.30%			1.32%			1.19%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $224 billion for the first quarter of 2025, $208 billion for the fourth quarter of 2024 and $151 billion for the first quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.46% for the first quarter of 2025, 4.82% for the fourth quarter of 2024 and 5.49% for the first quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.37% for the first quarter of 2025, 4.73% for the fourth quarter of 2024 and 5.38% for the first quarter of 2024. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY

Noninterest expense

Noninterest expense
				1Q25 vs.
(dollars in millions)	1Q25	4Q24	1Q24	4Q24	1Q24
Staff	$1,834	$1,817	$1,857	1%	(1)%
Software and equipment	513	520	475	(1)	8
Professional, legal and other purchased services	366	410	349	(11)	5
Net occupancy	136	149	124	(9)	10
Sub-custodian and clearing	131	128	119	2	10
Distribution and servicing	65	87	96	(25)	(32)
Business development	48	54	36	(11)	33
Bank assessment charges	38	16	17	N/M	N/M
Amortization of intangible assets	11	13	12	(15)	(8)
Other	110	161	91	(32)	21
Total noninterest expense	$3,252	$3,355	$3,176	(3)%	2%

Full-time employees at period end	51,000	51,800	52,100	(2)%	(2)%
N/M – Not meaningful.

Total noninterest expense increased 2% compared with the first quarter of 2024, primarily reflecting higher investments and employee merit increases, partially offset by efficiency savings. Excluding notable items, total noninterest expense increased 2% (Non-GAAP) compared with the first quarter of 2024. Total noninterest expense decreased 3% compared with the fourth quarter of 2024, primarily reflecting lower severance expense, efficiency savings and lower litigation reserves, partially offset by higher investments and revenue-related expense. Excluding notable items, total noninterest expense increased 1% (Non-GAAP) compared with the fourth quarter of 2024.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.

Income taxes

BNY recorded an income tax provision of $300 million (19.7% effective tax rate) in the first quarter of 2025. The income tax provision was $297 million (22.4% effective tax rate) in the first quarter of 2024 and $315 million (21.4% effective tax rate) in the fourth quarter of 2024.

For additional information on income taxes, see Note 10 of the Notes to Consolidated Financial Statements.

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

Our business segments are consistent with the structure used by the President and Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes, and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when evaluating the performance of each business segment and making decisions about allocating capital and other resources to each business segment.

BNY 11

For information on the accounting principles of our business segments, see Note 18 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by line of business and how our business segments are presented and analyzed, see Note 24 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the first quarter of 2025.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases reflecting the vesting of long-term stock awards for retirement-eligible employees. The timing of our annual employee merit increases also impacts staff expense. The annual employee merit increases are effective in March. In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth and first quarters, as those quarters represent the end of the measurement period for many of the performance fee-eligible relationships.
The results of our business segments may also be impacted by the translation of financial results denominated in foreign currencies into the U.S. dollar. We are primarily impacted by activities denominated in the British pound and the euro. On a consolidated basis and in our Securities Services and Market and Wealth Services business segments, we typically have more foreign currency-denominated expenses than revenues. However, our Investment and Wealth Management business segment typically has more foreign currency-denominated revenues than expenses. Overall, currency fluctuations impact the year-over-year growth rate in the Investment and Wealth Management business segment more than the Securities Services and Market and Wealth Services business segments. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At March 31, 2025, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.05 to $0.08.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
12 BNY

Securities Services business segment

(dollars in millions, unless otherwise noted)						1Q25 vs.
	1Q25	4Q24	3Q24	2Q24	1Q24	4Q24	1Q24
Revenue:
Investment services fees:
Asset Servicing	$1,062	$1,042	$1,021	$1,018	$1,013	2%	5%
Issuer Services	267	295	285	322	261	(9)	2
Total investment services fees	1,329	1,337	1,306	1,340	1,274	(1)	4
Foreign exchange revenue	136	147	137	144	124	(7)	10
Other fees (a)	65	62	57	56	59	5	10
Total fee revenue	1,530	1,546	1,500	1,540	1,457	(1)	5
Investment and other revenue	140	97	105	104	99	N/M	N/M
Total fee and other revenue	1,670	1,643	1,605	1,644	1,556	2	7
Net interest income	630	681	609	595	583	(7)	8
Total revenue	2,300	2,324	2,214	2,239	2,139	(1)	8
Provision for credit losses	8	15	15	(3)	11	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	1,578	1,659	1,550	1,547	1,530	(5)	3
Amortization of intangible assets	6	7	7	7	7	(14)	(14)
Total noninterest expense	1,584	1,666	1,557	1,554	1,537	(5)	3
Income before income taxes	$708	$643	$642	$688	$591	10%	20%

Pre-tax operating margin	31%	28%	29%	31%	28%

Securities lending revenue (b)	$52	$52	$47	$46	$46	—%	13%

Total revenue by line of business:
Asset Servicing	$1,786	$1,797	$1,720	$1,687	$1,668	(1)%	7%
Issuer Services	514	527	494	552	471	(2)	9
Total revenue by line of business	$2,300	$2,324	$2,214	$2,239	$2,139	(1)%	8%

Selected average balances:
Average loans	$11,347	$11,553	$11,077	$11,103	$11,204	(2)%	1%
Average deposits	$175,854	$180,843	$180,500	$178,495	$174,687	(3)%	1%

Selected metrics:
AUC/A at period end (in trillions) (c)	$38.1	$37.7	$37.5	$35.7	$35.4	1%	8%
Market value of securities on loan at period end (in billions) (d)	$504	$488	$484	$481	$486	3%	4%

Issuer Services:
Total debt serviced at period end (in trillions)	$13.9	$14.1	$14.3	$14.1	$14.0	(1)%	(1)%
Number of sponsored Depositary Receipts programs at period end	488	499	507	516	527	(2)%	(7)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $1.9 trillion at March 31, 2025, $1.8 trillion at Dec. 31, 2024, $1.9 trillion at Sept. 30, 2024 and $1.7 trillion at June 30, 2024 and March 31, 2024.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $62 billion at March 31, 2025, $60 billion at Dec. 31, 2024, $67 billion at Sept. 30, 2024, $66 billion at June 30, 2024 and $64 billion at March 31, 2024.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $38.1 trillion of AUC/A at March 31, 2025. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund
BNY 13

accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $5.3 trillion in 34 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

Our Digital Asset Custody platform offers custody and administration services for Bitcoin and Ether for select U.S. institutional clients. Our Digital Assets Funds Services provides accounting and administration, transfer agency and ETF services to digital asset funds. We continue to develop our digital asset capabilities, working closely with clients to address their evolving digital asset needs. As of and for the quarter ended March 31, 2025, our Digital Asset Custody platform and related initiatives had a de minimis impact on our assets, liabilities, revenues and expenses.

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

Review of financial results

AUC/A of $38.1 trillion increased 8% compared with March 31, 2024, primarily reflecting higher market values, client inflows and net new business.

Total revenue of $2.3 billion increased 8% compared with the first quarter of 2024 and decreased 1% compared with the fourth quarter of 2024. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.8 billion increased 7% compared with the first quarter of 2024 and decreased 1% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher net interest income, market values, foreign exchange revenue and client activity. The decrease compared with the fourth quarter of 2024 primarily reflects lower net interest income.

Issuer Services revenue of $514 million increased 9% compared with the first quarter of 2024 and decreased 2% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects the disposal gain and higher Corporate Trust fees, partially offset by lower net interest income. The decrease compared with the fourth quarter of 2024 primarily reflects lower net interest income and Depositary Receipts revenue, partially offset by the disposal gain.

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

Noninterest expense of $1.6 billion increased 3% compared with the first quarter of 2024 and decreased 5% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher investments, revenue-related expenses and employee merit increases, partially offset by efficiency savings. The decrease compared with the fourth quarter of 2024 primarily reflects efficiency savings and lower litigation reserves, partially offset by higher investments.
14 BNY

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)						1Q25 vs.
	1Q25	4Q24	3Q24	2Q24	1Q24	4Q24	1Q24
Revenue:
Investment services fees:
Pershing	$503	$516	$475	$474	$482	(3)%	4%
Treasury Services	209	206	200	202	184	1	14
Clearance and Collateral Management	362	364	354	338	329	(1)	10
Total investment services fees	1,074	1,086	1,029	1,014	995	(1)	8
Foreign exchange revenue	29	27	23	23	24	7	21
Other fees (a)	65	61	58	58	58	7	12
Total fee revenue	1,168	1,174	1,110	1,095	1,077	(1)	8
Investment and other revenue	21	19	20	23	17	N/M	N/M
Total fee and other revenue	1,189	1,193	1,130	1,118	1,094	—	9
Net interest income	497	474	415	417	423	5	17
Total revenue	1,686	1,667	1,545	1,535	1,517	1	11
Provision for credit losses	4	9	7	(2)	5	N/M	N/M
Noninterest expense (excluding amortization of intangible assets)	865	851	833	832	833	2	4
Amortization of intangible assets	1	1	1	1	1	—	—
Total noninterest expense	866	852	834	833	834	2	4
Income before income taxes	$816	$806	$704	$704	$678	1%	20%

Pre-tax operating margin	48%	48%	46%	46%	45%

Total revenue by line of business:
Pershing	$719	$705	$649	$663	$670	2%	7%
Treasury Services	477	471	424	426	416	1	15
Clearance and Collateral Management	490	491	472	446	431	—	14
Total revenue by line of business	$1,686	$1,667	$1,545	$1,535	$1,517	1%	11%

Selected average balances:
Average loans	$42,986	$42,217	$42,730	$41,893	$39,271	2%	9%
Average deposits	$91,905	$90,980	$88,856	$91,371	$89,539	1%	3%

Selected metrics:
AUC/A at period end (in trillions) (b)	$14.7	$14.1	$14.3	$13.4	$13.1	4%	12%

Pershing:
AUC/A at period end (in trillions)	$2.7	$2.7	$2.7	$2.6	$2.6	—%	4%
Net new assets (U.S. platform) (in billions) (c)	$11	$41	$(22)	$(23)	$(2)	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	298	254	251	280	290	17%	3%
Average active clearing accounts (in thousands)	8,406	8,260	8,085	8,057	7,991	2%	5%

Treasury Services:
Average daily U.S. dollar payment volumes	244,673	250,714	242,243	241,253	237,124	(2)%	3%

Clearance and Collateral Management:
Average collateral balances (in billions) (d)	$6,576	$6,463	$6,380	$6,085	$5,937	2%	11%
(a)    Other fees primarily include financing-related fees.
(b)    Consists of AUC/A from the Clearance and Collateral Management and Pershing lines of business.
(c)    Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
(d)    The previously reported metric for the Clearance and Collateral Management line of business, Average tri-party collateral management balances, has been replaced with a new metric, Average collateral balances. Average collateral balances include all revenue-generating collateral balances, including the tri-party collateral management balances previously reported. The average collateral balances were $6,217 billion for full-year 2024, $6,343 billion for full-year 2023, $5,861 billion for full-year 2022, $4,657 billion for full-year 2021 and $3,966 billion for full-year 2020.
N/M – Not meaningful.

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Pershing,
Treasury Services and Clearance and Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and
BNY 15

endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

Pershing provides execution, clearing, custody, business and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Treasury Services business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of collateral services with an average of $6.6 trillion serviced globally, including approximately $5.1 trillion of the U.S. tri-party repo market at March 31, 2025.

Review of financial results

AUC/A of $14.7 trillion increased 12% compared with March 31, 2024, primarily reflecting net client inflows in the Clearance and Collateral Management business.

Total revenue of $1.7 billion increased 11% compared with the first quarter of 2024 and 1% compared with the fourth quarter of 2024. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $719 million increased 7% compared with the first quarter of 2024 and 2% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher net interest income, market values and net new business. The increase compared with the fourth quarter of 2024 primarily reflects higher net interest income.

Treasury Services revenue of $477 million increased 15% compared with the first quarter of 2024 and 1% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher net interest income, net new business and higher client activity.

Clearance and Collateral Management revenue of $490 million increased 14% compared with the first quarter of 2024 and was flat compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher net interest income, clearance volumes and collateral management balances.

Noninterest expense of $866 million increased 4% compared with the first quarter of 2024 and 2% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher investments and employee merit increases, partially offset by efficiency savings. The increase compared with the fourth quarter of 2024 primarily reflects higher investments, partially offset by efficiency savings and lower severance expense.
16 BNY

Investment and Wealth Management business segment

						1Q25 vs.
(dollars in millions)	1Q25 (a)	4Q24	3Q24	2Q24	1Q24	4Q24 (a)	1Q24 (a)
Revenue:
Investment management fees (a)	$735	$789	$782	$754	$768	(7)%	(4)%
Performance fees	5	20	13	8	10	N/M	N/M
Investment management and performance fees (b)	740	809	795	762	778	(9)	(5)
Distribution and servicing fees	68	68	68	69	70	—	(3)
Other fees (c)	(75)	(64)	(68)	(64)	(60)	N/M	N/M
Total fee revenue	733	813	795	767	788	(10)	(7)
Investment and other revenue (d)	5	13	9	11	17	N/M	N/M
Total fee and other revenue (d)	738	826	804	778	805	(11)	(8)
Net interest income	41	47	45	43	41	(13)	—
Total revenue	779	873	849	821	846	(11)	(8)
Provision for credit losses	2	—	1	4	(1)	N/M	N/M
Noninterest expense (excluding amortization of intangible assets) (a)	710	695	668	663	736	2	(4)
Amortization of intangible assets	4	5	4	5	4	(20)	—
Total noninterest expense	714	700	672	668	740	2	(4)
Income before income taxes	$63	$173	$176	$149	$107	(64)%	(41)%

Pre-tax operating margin	8%	20%	21%	18%	13%
Adjusted pre-tax operating margin – Non-GAAP (e)	9%	22%	23%	20%	14%

Total revenue by line of business:
Investment Management (a)	$505	$585	$569	$549	$576	(14)%	(12)%
Wealth Management	274	288	280	272	270	(5)	1
Total revenue by line of business	$779	$873	$849	$821	$846	(11)%	(8)%

Selected average balances:
Average loans	$13,537	$13,718	$13,648	$13,520	$13,553	(1)%	—%
Average deposits	$9,917	$9,967	$10,032	$11,005	$11,364	(1)%	(13)%
(a)    Beginning in the first quarter of 2025, certain rebate agreements, which were previously recorded as distribution and servicing expense, began to be reflected as a reduction of investment management fees. These amounts totaled approximately $20 million for both the first quarter of 2025 and first quarter of 2024 and impacted the variances for investment management fees and related revenue subtotals, noninterest expense and Investment Management total revenue in the table above.
(b)    On a constant currency basis, investment management and performance fees decreased 4% (Non-GAAP) compared with the first quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
(c)    Other fees primarily include investment services fees.
(d)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
(e)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
BNY 17

AUM trends							1Q25 vs.
(dollars in billions)	1Q25	4Q24	3Q24	2Q24	1Q24		4Q24	1Q24
AUM by product type: (a)
Equity	$156	$162	$173	$167	$168		(4)%	(7)%
Fixed income	234	221	235	221	219		6	7
Index	470	491	498	485	474		(4)	(1)
Liability-driven investments	549	548	637	598	573		—	(4)
Multi-asset and alternative investments	167	171	175	173	174		(2)	(4)
Cash	432	436	426	401	407		(1)	6
Total AUM	$2,008	$2,029	$2,144	$2,045	$2,015		(1)%	—%

Changes in AUM: (a)
Beginning balance of AUM	$2,029	$2,144	$2,045	$2,015	$1,974
Net inflows (outflows):
Long-term strategies:
Equity	(3)	(5)	(2)	(4)	(4)
Fixed income	2	(2)	4	4	12
Liability-driven investments	1	(11)	(4)	4	13
Multi-asset and alternative investments	(2)	(2)	(6)	(2)	(5)
Total long-term active strategies (outflows) inflows	(2)	(20)	(8)	2	16
Index	(11)	(7)	(16)	(4)	(15)
Total long-term strategies (outflows) inflows	(13)	(27)	(24)	(2)	1
Short-term strategies:
Cash	(5)	12	24	(7)	16
Total net (outflows) inflows	(18)	(15)	—	(9)	17
Net market impact	(25)	(45)	58	40	16
Net currency impact	22	(55)	41	(1)	(10)
Other	—	—	—	—	18	(b)
Ending balance of AUM	$2,008	$2,029	$2,144	$2,045	$2,015		(1)%	—%

Wealth Management client assets (c)	$327	$327	$333	$308	$309		—%	6%
(a)    Represents assets managed in the Investment and Wealth Management business segment.
(b)    Reflects the realignment of similar products and services within our lines of business.
(c)    Includes AUM and AUC/A in the Wealth Management line of business.

Business segment description

Our Investment and Wealth Management business segment consists of the Investment Management and Wealth Management lines of business. Our investment firms deliver a highly diversified portfolio of investment strategies independently, and through our global distribution network, to institutional and retail clients globally. Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. See pages 18 and 19 of our 2024 Annual Report for additional information on our Investment and Wealth Management business segment.

Review of financial results

AUM of $2.0 trillion as of March 31, 2025, was flat compared with March 31, 2024, reflecting higher market values, offset by cumulative net outflows.

Net long-term strategy outflows were $13 billion in the first quarter of 2025, driven by index, equity and multi-asset and alternative investments, partially offset by fixed income and liability-driven investments. Short-term strategy outflows were $5 billion in the first quarter of 2025. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $779 million decreased 8% compared with the first quarter of 2024 and 11% compared with the fourth quarter of 2024.

18 BNY

Investment Management revenue of $505 million decreased 12% compared with the first quarter of 2024 and 14% compared with the fourth quarter of 2024. The decrease compared with the first quarter of 2024 primarily reflects the mix of AUM flows, an adjustment for certain rebates (offset in noninterest expense) (refer to note (a) in the table on page 17), lower seed capital gains and lower equity investment income, partially offset by higher market values. The decrease compared with the fourth quarter of 2024 primarily reflects the adjustment for certain rebates (offset in noninterest expense), timing of performance fees, lower equity investment income, lower seed capital gains and the mix of AUM flows.

Wealth Management revenue of $274 million increased 1% compared with the first quarter of 2024 and decreased 5% compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher market values, partially offset by changes in product mix. The decrease compared with the fourth quarter of 2024 primarily reflects lower net interest income.

Revenue generated in the Investment and Wealth Management business segment included 28% from non-U.S. sources in the first quarter of 2025, compared with 30% in the first quarter of 2024 and 30% in the fourth quarter of 2024.

Noninterest expense of $714 million decreased 4% compared with the first quarter of 2024 and increased 2% compared with the fourth quarter of 2024. The decrease compared with the first quarter of 2024 primarily reflects lower revenue-related expenses (including the adjustment for certain rebates) and efficiency savings, partially offset by higher investments. The increase compared with the fourth quarter of 2024 primarily reflects higher revenue-related expenses (net of the adjustment for certain rebates), partially offset by lower severance expense and efficiency savings.

Other segment

(in millions)	1Q25	4Q24	3Q24	2Q24	1Q24
Fee revenue	$(28)	$(20)	$(1)	$(4)	$(17)
Investment and other revenue	62	9	55	29	47
Total fee and other revenue	34	(11)	54	25	30
Net interest (expense)	(9)	(8)	(21)	(25)	(7)
Total revenue	25	(19)	33	—	23
Provision for credit losses	4	(4)	—	1	12
Noninterest expense	88	137	37	15	65
(Loss) income before income taxes	$(67)	$(152)	$(4)	$(16)	$(54)

Average loans and leases	$1,800	$1,723	$1,750	$1,767	$1,816

See page 20 of our 2024 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $2 million compared with the first quarter of 2024 and $44 million compared with the fourth quarter of 2024. The increase compared with the fourth quarter of 2024 primarily reflects net losses on sales of securities recorded in the fourth quarter of 2024.

Noninterest expense increased $23 million compared with the first quarter of 2024 and decreased $49 million compared with the fourth quarter of 2024. The increase compared with the first quarter of 2024 primarily reflects higher staff expense. The decrease compared with the fourth quarter of 2024 primarily reflects lower severance expense and the net impact of the adjustments to the FDIC special assessment.
BNY 19

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2024 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

Critical accounting estimates	Reference
Allowance for credit losses	2024 Annual Report, pages 23-24, and “Allowance for credit losses.”
Goodwill and other intangibles	2024 Annual Report, pages 24-25. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 17 of the Notes to Consolidated Financial Statements.

Goodwill and other intangibles

BNY’s business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the first quarter of 2025, due to the results of the fourth quarter 2024 interim test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 13%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of March 31, 2025. The discount rate applied to these cash flows was 10.0%.

As of March 31, 2025, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.
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

At March 31, 2025, total assets were $441 billion, compared with $416 billion at Dec. 31, 2024. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks and securities, partially offset by lower trading assets. Deposits totaled $309 billion at March 31, 2025, compared with $290 billion at Dec. 31, 2024. The increase reflects higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits (principally U.S. offices). Total interest-bearing deposits as a percentage of total interest-earning assets were 68% at March 31, 2025 and 65% at Dec. 31, 2024.

At March 31, 2025, available funds totaled $161 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $144 billion at Dec. 31, 2024. Total available funds as a percentage of total assets
20 BNY

was 37% at March 31, 2025 and 35% at Dec. 31, 2024. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $145 billion, or 33% of total assets, at March 31, 2025, compared with $137 billion, or 33% of total assets, at Dec. 31, 2024. The increase primarily reflects higher non-U.S. government securities, U.S. Treasury securities, agency residential mortgage-backed securities (“RMBS”) and unrealized pre-tax gains in the first quarter of 2025. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $71 billion, or 16% of total assets, at March 31, 2025, compared with $72 billion, or 17% of total assets, at Dec. 31, 2024. The decrease was driven by lower overdrafts, partially offset by higher loans in the financial institutions portfolio. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $31 billion at March 31, 2025 and Dec. 31, 2024. Issuances and an increase in the fair value of hedged long-term debt were offset by maturities and redemptions. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $43 billion at March 31, 2025 and $41 billion at Dec. 31, 2024. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposure by country (excluding the U.S.) as of March 31, 2025, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

Country risk exposure at March 31, 2025	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$16.3	$0.2		$0.8	$3.8	$0.1	$21.2
United Kingdom (“UK”)	8.7	0.7		1.6	6.2	2.0	19.2
Canada	—	1.6		—	4.1	1.6	7.3
Japan	5.1	0.4		—	0.4	0.1	6.0
Belgium	2.9	0.8		0.1	1.6	0.1	5.5
Netherlands	1.8	—		0.2	2.9	0.1	5.0
Luxembourg	0.1	0.4		2.4	0.1	1.9	4.9
South Korea	—	0.1		2.9	0.3	0.9	4.2
France	—	0.1		0.1	2.5	0.4	3.1
Australia	—	1.6		0.3	0.5	0.4	2.8
Total Top 10 country exposure	$34.9	$5.9		$8.4	$22.4	$7.6	$79.2	(d)

Select country exposure:
Brazil	$—	$—		$1.1	$0.1	$0.2	$1.4
Russia	—	0.9	(e)	—	—	—	0.9
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Securities include both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposure includes over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposure comprises 65% of our total non-U.S. exposure.
(e)    Represents cash balances with exposure to Russia.

BNY 21

We have exposure to certain countries with higher risk profiles. The country risk exposure to Brazil is primarily short-term trade finance loans extended to large financial institutions. We also have operations in Brazil providing investment services and investment management services.

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
Russian securities included in our AUC/A and AUM at March 31, 2025 continue to be insignificant as a percentage of the total AUC/A and AUM, respectively. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

We are monitoring our exposure to Israel as part of our internal country risk management process. At March 31, 2025, our total exposure to Israel was $188 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

The following table shows the distribution of our total securities portfolio.

Securities portfolio	Dec. 31, 2024	1Q25 change in unrealized gain (loss)	March 31, 2025		Fair value as a % of amortized cost (a)	Unrealized (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$42,183	$649	$48,279	$44,912	93%	$(3,367)		21%	100%	—%	—%	—%	—%
Non-U.S. government (d)	29,198	89	33,259	33,025	99	(234)		24	95	2	2	1	—
U.S. Treasury	24,793	217	28,296	27,898	99	(398)		39	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	10,377	97	10,585	10,197	96	(388)		42	100	—	—	—	—
Foreign covered bonds (e)	7,623	17	7,900	7,856	99	(44)		37	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	7,637	(23)	7,855	7,844	100	(11)		100	100	—	—	—	—
U.S. government agencies	5,636	72	5,656	5,391	95	(265)		25	100	—	—	—	—
Non-agency commercial MBS	2,487	18	2,594	2,458	95	(136)		47	100	—	—	—	—
Non-agency RMBS	1,492	10	1,588	1,445	91	(143)		40	98	2	—	—	—
Other asset-backed securities (“ABS”)	615	6	532	499	94	(33)		14	100	—	—	—	—
Other debt securities	10	—	11	10	91	(1)		—	—	—	—	—	100
Total securities	$132,051	$1,152	$146,555	$141,535	97%	$(5,020)	(f)	32%	99%	1%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $1,198 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, Germany, France and the Netherlands.
(e)    Primarily consists of exposure to Canada, the UK, the Netherlands and Germany.
(f)    At March 31, 2025, includes pre-tax net unrealized losses of $1,170 million related to available-for-sale securities, net of hedges, and $3,850 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $884 million and the after-tax equivalent related to held-to-maturity securities is $2,937 million.

The fair value of our securities portfolio was $141.5 billion at March 31, 2025, compared with $132.1 billion at Dec. 31, 2024. The increase primarily reflects higher non-U.S. government securities, U.S. Treasury securities, agency RMBS and unrealized pre-tax gains in the first quarter of 2025.
22 BNY

At March 31, 2025, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $5.0 billion, compared with $6.2 billion at Dec. 31, 2024. The improvement in the unrealized loss, including the impact of related hedges, primarily reflects the impact of lower interest rates.

The fair value of the available-for-sale securities totaled $96.9 billion at March 31, 2025, or 68% of the securities portfolio. The fair value of the held-to-maturity securities totaled $44.6 billion at March 31, 2025, or 32% of the securities portfolio.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $884 million at March 31, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the lower interest rates.

At March 31, 2025, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2024.

See Note 3 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 14 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.

The following table presents the net premium (discount) and net amortization (accretion) related to the securities portfolio.

Net premium (discount) and net amortization (accretion) related to the securities portfolio (a)
(in millions)	1Q25	4Q24	1Q24
Net purchase premium (discount) that is amortizable (accretable)	$(1,285)	$(57)	$419
Net amortization (accretion) (b)	$(24)	$(7)	$19
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, there was a net accretion of $82 million in the first quarter of 2025, $66 million in the fourth quarter of 2024 and $14 million in the first quarter of 2024.

Loans

Total exposure – consolidated	March 31, 2025			Dec. 31, 2024
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$14.0	$34.6	$48.6	$13.2	$35.2	$48.4
Commercial	1.3	12.1	13.4	1.4	11.9	13.3
Wealth management loans	8.9	0.6	9.5	8.7	0.7	9.4
Wealth management mortgages	8.9	0.2	9.1	8.9	0.2	9.1
Commercial real estate	6.8	3.2	10.0	6.8	3.1	9.9
Lease financings	0.6	—	0.6	0.6	—	0.6
Other residential mortgages	1.2	—	1.2	1.1	—	1.1
Overdrafts	2.2	—	2.2	3.5	—	3.5
Capital call financing	5.1	3.2	8.3	5.2	3.1	8.3
Other	3.2	—	3.2	3.1	—	3.1
Margin loans	19.2	0.4	19.6	19.1	—	19.1
Total	$71.4	$54.3	$125.7	$71.6	$54.2	$125.8

At March 31, 2025, our total lending-related exposure was $125.7 billion, essentially unchanged compared with Dec. 31, 2024, primarily reflecting higher margin loans, offset by lower overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 49% of our total exposure at March 31, 2025 and Dec. 31, 2024. Additionally, most of our overdrafts relate to financial institutions.
BNY 23

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2025					Dec. 31, 2024
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.1	$20.0	$23.1	100%	99%	$2.3	$20.3	$22.6
Banks	8.8	1.5	10.3	87	95	8.9	1.4	10.3
Asset managers	1.7	7.9	9.6	95	74	1.8	8.4	10.2
Insurance	0.1	4.2	4.3	100	10	—	4.2	4.2
Government	—	0.5	0.5	100	37	—	0.4	0.4
Other	0.3	0.5	0.8	100	63	0.2	0.5	0.7
Total	$14.0	$34.6	$48.6	96%	84%	$13.2	$35.2	$48.4

The financial institutions portfolio exposure of $48.6 billion at March 31, 2025, was unchanged compared with Dec. 31, 2024, primarily reflecting higher exposure in the securities industry portfolio, offset by lower exposure in the asset managers portfolio.

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2025. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 84% of the exposures expiring within one year. At March 31, 2025, 21% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2024.

In addition, 68% of the financial institutions exposure is secured at March 31, 2025. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At March 31, 2025, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.4 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 28% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short term in nature, with 95% due in less than one year. The investment grade percentage of our banks exposure was 87% at March 31, 2025, compared with 85% at Dec. 31, 2024. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high quality, with 95% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2025. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

24 BNY

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2025					Dec. 31, 2024
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.2	$4.1	$4.3	95%	5%	$0.2	$4.1	$4.3
Services and other	0.7	3.5	4.2	97	22	0.7	3.5	4.2
Manufacturing	0.3	3.8	4.1	97	16	0.5	3.5	4.0
Media and telecom	0.1	0.7	0.8	81	—	—	0.8	0.8
Total	$1.3	$12.1	$13.4	96%	13%	$1.4	$11.9	$13.3

The commercial portfolio exposure was $13.4 billion at March 31, 2025, an increase of 1% from Dec. 31, 2024, primarily driven by higher exposure in the manufacturing portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	March 31, 2024
Financial institutions	96%	96%	96%	97%	97%
Commercial	96%	96%	97%	96%	96%

Wealth management loans

Our wealth management loan exposure was $9.5 billion at March 31, 2025, compared with $9.4 billion at Dec. 31, 2024. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.1 billion at March 31, 2025, unchanged compared with Dec. 31, 2024. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Less than 1% of the mortgages were past due at March 31, 2025.

At March 31, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

BNY 25

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	March 31, 2025		Dec. 31, 2024
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.3	88%	$4.2	88%
Office	2.5	75	2.4	75
Retail	0.7	60	0.7	58
Mixed use	0.8	28	0.7	32
Hotels	0.6	32	0.6	33
Healthcare	0.6	46	0.7	43
Other	0.5	66	0.6	65
Total commercial real estate	$10.0	71%	$9.9	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.0 billion at March 31, 2025 and $9.9 billion at Dec. 31, 2024. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At March 31, 2025, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At March 31, 2025, our commercial real estate portfolio consisted of the following concentrations: New York metro – 34%; REITs and real estate operating companies – 29%; and other – 37%.

Lease financings

The lease financings portfolio exposure totaled $605 million at March 31, 2025 and $603 million at Dec. 31, 2024. At March 31, 2025, all of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.2 billion at March 31, 2025 and $1.1 billion at Dec. 31, 2024.

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

Margin loans

Margin loan exposure of $19.6 billion at March 31, 2025 and $19.1 billion at Dec. 31, 2024 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8 billion at March 31, 2025 and $8
26 BNY

billion at Dec. 31, 2024 related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2025	Dec. 31, 2024	March 31, 2024
(dollars in millions)
Beginning balance of allowance for credit losses	$392	$401	$414
Provision for credit losses	18	20	27
Net (charge-offs) recoveries:
Loans:
Commercial real estate	(10)	(29)	—
Other residential mortgages	1	—	—
Wealth management mortgages	—	—	(1)
Other financial instruments	—	—	—
Net (charge-offs)	(9)	(29)	(1)
Ending balance of allowance for credit losses	$401	$392	$440

Allowance for loan losses	$295	$294	$322
Allowance for lending-related commitments	75	72	81
Allowance for other financial instruments (a)	31	26	37
Total allowance for credit losses	$401	$392	$440

Total loans, at period end	$71,404	$71,570	$73,615

Allowance for loan losses as a percentage of total loans	0.41%	0.41%	0.44%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.52%	0.51%	0.55%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

Provision for credit losses was $18 million in the first quarter of 2025, primarily driven by increases in the allowance related to commercial real estate exposure.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

BNY 27

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2024 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)	March 31, 2025		Dec. 31, 2024		March 31, 2024
(dollars in millions)	$	%	$	%	$	%
Commercial real estate	$326	88%	$315	86%	$347	86%
Financial institutions	16	4	19	5	17	4
Commercial	15	4	20	5	24	6
Wealth management mortgages	6	1	6	1	7	1
Capital call financing	4	1	3	1	4	1
Other residential mortgages	2	1	2	1	3	1
Wealth management loans	1	1	1	1	1	1
Total	$370	100%	$366	100%	$403	100%
(a)    The allowance allocated to lease financing, margin loans, overdrafts and other loans was insignificant at March 31, 2025, Dec. 31, 2024 and March 31, 2024. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $44 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $74 million. Our multi-scenario-based macroeconomic forecast used in determining the March 31, 2025 allowance for credit losses consisted of three scenarios. The baseline scenario reflects positive but slightly declining GDP growth through the end of 2025 before moderating, stable unemployment through the end of 2025 and stable commercial real estate prices through the end of 2025. The upside scenario reflects higher GDP growth through the second quarter of 2025 before moderating, declining unemployment through the end of 2025 and increasing commercial real estate prices through the end of 2025 compared with the baseline. The downside scenario contemplates negative GDP growth through the end of 2025 before moderating, rapidly increasing unemployment through the end of 2025 and sharply lower commercial real estate prices through the end of 2025 compared with the baseline. At March 31, 2025, we placed the most weight on our baseline scenario, with the remaining weighting equally placed on the upside and downside scenarios. From a sensitivity perspective, at March 31, 2025, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $143 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2025	Dec. 31, 2024
(dollars in millions)
Nonperforming loans:
Commercial real estate	$182	$143
Other residential mortgages	19	19
Wealth management mortgages	10	15
Total nonperforming loans	211	177
Other assets owned	2	2
Total nonperforming assets	$213	$179
Nonperforming assets ratio	0.30%	0.25%
Allowance for loan losses/nonperforming loans	139.8	166.1
Allowance for loan losses/nonperforming assets	138.5	164.2
Allowance for loan losses and lending-related commitments/nonperforming loans	175.4	206.8
Allowance for loan losses and lending-related commitments/nonperforming assets	173.7	204.5

28 BNY

Deposits

Total deposits were $308.6 billion at March 31, 2025, an increase of 7%, compared with $289.5 billion at Dec. 31, 2024. The increase reflects higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits (principally U.S. offices).

Noninterest-bearing deposits were $51.5 billion at March 31, 2025, compared with $58.3 billion at Dec. 31, 2024. Interest-bearing deposits were primarily demand deposits and totaled $257.1 billion at March 31, 2025, compared with $231.3 billion at Dec. 31, 2024.

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

Other borrowed funds primarily include borrowings from the Federal Home Loan Bank, overdrafts of sub-custodian account balances in our Securities Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements.

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

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2024 Annual Report.

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
BNY 29

interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements.

The following table presents our total available funds at period end and on an average basis.

Available funds	March 31, 2025	Dec. 31, 2024	Average
(dollars in millions)			1Q25	4Q24	1Q24
Cash and due from banks	$5,354	$4,178	$4,722	$5,268	$5,480
Interest-bearing deposits with the Federal Reserve and other central banks	102,303	89,546	86,038	94,337	102,795
Interest-bearing deposits with banks	11,945	9,612	10,083	10,479	11,724
Federal funds sold and securities purchased under resale agreements	41,316	41,146	41,166	37,939	27,019
Total available funds	$160,918	$144,482	$142,009	$148,023	$147,018
Total available funds as a percentage of total assets	37%	35%	34%	35%	36%

Total available funds were $160.9 billion at March 31, 2025, compared with $144.5 billion at Dec. 31, 2024. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $21.2 billion for the first three months of 2025, compared with $18.3 billion for the first three months of 2024. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements and commercial paper.

Average interest-bearing domestic deposits were $141.7 billion for the first three months of 2025, compared with $138.3 billion for the first three months of 2024. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $92.7 billion for the first three months of 2025, compared with $90.6 billion for the first three months of 2024. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $15.1 billion for the first three months of 2025 and $12.4 billion for the first three months of 2024. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.2 billion for the first three months of 2025 and $31.1 billion for the first three months of 2024.

Average noninterest-bearing deposits decreased to $48.1 billion for the first three months of 2025 from $49.9 billion for the first three months of 2024, primarily reflecting client activity.

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

30 BNY

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2025
	Moody’s		S&P	Fitch		DBRS
Parent:
Long-term senior debt	Aa3		A	AA-		AA
Subordinated debt	A2		A-	A		AA (low)
Preferred stock	Baa1		BBB	BBB+		A
Outlook – Parent	Stable		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa1		AA-	AA		AA (high)
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)
Commercial paper	P-1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa1	(a)	AA-	AA	(a)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)

Outlook – Banks	Stable (multiple)	(b)	Stable	Stable		Stable
(a)    Represents senior debt issuer default rating.
(b)    Stable outlook on long-term deposits ratings. Negative outlook on long-term senior debt ratings. Negative outlook on senior unsecured rating for The Bank of New York Mellon.
NR – Not rated.

Long-term debt totaled $30.9 billion at March 31, 2025 and Dec. 31, 2024. Issuances totaling $1.3 billion and an increase in the fair value of hedged long-term debt were offset by maturities and redemptions of $1.7 billion. Long-term debt of $2.1 billion will mature in the remainder of 2025.

In April 2025, The Bank of New York Mellon issued $2.5 billion of debt in three tranches:
•$1.25 billion of fixed-to-floating rate callable senior bank notes maturing in 2029 with an annual fixed rate interest rate of 4.729% from issuance to, but excluding, April 20, 2028, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 113.5 basis points;
•$750 million of fixed-to-floating rate callable senior bank notes maturing in 2027 with an annual fixed rate interest rate of 4.587% from issuance to, but excluding, April 20, 2026, and then an annual interest rate of SOFR plus 69.3 basis points; and,
•$500 million floating rate callable senior bank notes maturing in 2027 with an annual interest rate of SOFR plus 71 basis points.

In March 2025, the Parent issued Series J and Series K Noncumulative Perpetual Preferred Stock. See “Capital” for additional information on the Parent’s preferred stock activity and Note 12 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At March 31, 2025 and Dec. 31, 2024, $527 million and $1.0 billion, respectively, of notes were outstanding. At March 31, 2025 and Dec. 31, 2024, $4.0 billion and $1.1 billion, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was $1.7 billion and $301 million of commercial paper outstanding at March 31, 2025 and Dec. 31, 2024, respectively. The average commercial paper outstanding was $1.3 billion for the first three months of 2025 and $8 million for the first three months of 2024.

Subsequent to March 31, 2025, our U.S. bank subsidiaries could declare dividends to the Parent of
BNY 31

approximately $610 million, without the need for a regulatory waiver. In addition, at March 31, 2025, non-bank subsidiaries of the Parent had liquid assets of approximately $4.4 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2024 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the first quarter of 2025. Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $108 million. Both of these lines are guaranteed by the Parent. Average borrowings across these lines were less than $1 million in the first quarter of 2025.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 71% of total revenue in the first quarter of 2025, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.8% at March 31, 2025 and 119.7% at Dec. 31, 2024, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2025, a quarterly dividend of $0.47 per common share was paid to common shareholders. Our common stock dividend payout ratio was 30% for the first quarter of 2025.

In the first quarter of 2025, we repurchased 8.7 million common shares at an average price of $86.13 per common share, for a total cost of $746 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	March 31, 2025	Dec. 31, 2024
(dollars in billions)
Cash (a)	$102	$89
Securities (b)	100	93
Total consolidated HQLA (c)	$202	$182

Total consolidated HQLA – average (c)	$179	$187
Average consolidated LCR	116%	115%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $141 billion at March 31, 2025 and $129 billion at Dec. 31, 2024, and averaged $123 billion for the first quarter of 2025 and $128 billion for the fourth quarter of 2024.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2025.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 132% for the first quarter of 2025 and fourth quarter of 2024.

32 BNY

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the first quarter of 2025.

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

Net cash provided by operating activities was $412 million in the three months ended March 31, 2025, compared with net cash used for operating activities of $2.7 billion in the three months ended March 31, 2024. In the three months ended March 31, 2025, cash flows provided by operating activities primarily resulted from changes in trading assets and liabilities and earnings, partially offset by changes in accruals and other, net. In the three months ended March 31, 2024, cash flows used for operating activities primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings.

Net cash used for investing activities was $18.8 billion in the three months ended March 31, 2025, compared with $26.7 billion in the three months ended March 31, 2024. In the three months ended March 31, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and securities. In the three months ended March 31, 2024, net cash used for investing activities primarily resulted from changes in securities, interest-bearing deposits with the Federal Reserve and other central banks and loans.

Net cash provided by financing activities was $21.1 billion in the three months ended March 31, 2025, compared with $28.4 billion in the three months ended March 31, 2024. In the three months ended March 31, 2025, and the three months ended March 31, 2024, net cash provided by financing activities primarily resulted from changes in deposits.

Capital

Capital data	March 31, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	9.8%	9.9%
BNY common shareholders’ equity to total assets ratio	8.6%	8.9%
Total BNY shareholders’ equity	$43,119	$41,318
Total BNY common shareholders’ equity	$37,788	$36,975
BNY tangible common shareholders’ equity – Non-GAAP (a)	$20,173	$19,412
Book value per common share	$52.82	$51.52
Tangible book value per common share – Non-GAAP (a)	$28.20	$27.05
Closing stock price per common share	$83.87	$76.83
Market capitalization	$60,003	$55,139
Common shares outstanding	715,434	717,680

Quarterly:
Cash dividends per common share	$0.47	$0.47
Common dividend payout ratio	30%	31%
Common dividend yield (annualized)	2.3%	2.4%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $43.1 billion at March 31, 2025 and $41.3 billion at Dec. 31, 2024. The increase primarily reflects earnings, the issuance of preferred stock and improvements in accumulated other comprehensive income, partially offset by common stock repurchases and dividend payments.

BNY 33

In March 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series J Noncumulative Perpetual Preferred Stock. Holders of the Series J preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20 and September 20 of each year, commencing September 20, 2025. The Parent also issued 20,000,000 depositary shares, each representing a 1/4,000th interest in a share of the Parent’s Series K Noncumulative Perpetual Preferred Stock. Holders of the Series K preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2025. See Note 12 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $884 million at March 31, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the lower interest rates.

In the first three months of 2025, we repurchased 8.7 million common shares at an average price of $86.13 per common share for a total cost of $746 million.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of March 31, 2025 and Dec. 31, 2024, BNY and our U.S. bank subsidiaries were “well capitalized.”

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2024 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2024 Annual Report.
34 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2025					Dec. 31, 2024
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.0%	11.7%
Tier 1 capital ratio	6%		10		15.3	14.4
Total capital ratio	10		12		16.2	15.3
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.5%	11.2%
Tier 1 capital ratio	6%		10		14.6	13.7
Total capital ratio	10		12		15.7	14.8
Tier 1 leverage ratio	N/A	(c)	4		6.2	5.7
SLR (d)	N/A	(c)	5		6.9	6.5

The Bank of New York Mellon regulatory capital ratios: (b)
CET1 ratio	6.5%		7%		17.3%	16.1%
Tier 1 capital ratio	8		8.5		17.3	16.1
Total capital ratio	10		10.5		17.4	16.3
Tier 1 leverage ratio	5		4		7.0	6.3
SLR (d)	6		3		8.1	7.6
(a)    Minimum requirements for March 31, 2025 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.5% at March 31, 2025 and 11.2% at Dec. 31, 2024. The increase primarily reflects capital generated through earnings and a net increase in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends and higher RWAs.

The Tier 1 leverage ratio was 6.2% at March 31, 2025 and 5.7% at Dec. 31, 2024. The increase reflects higher capital, including issuances of preferred stock, and lower average assets.

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
BNY 35

The following table presents our capital components and RWAs, the average assets used for leverage capital purposes and leverage exposure used for SLR purposes.

Capital components and risk-weighted assets
	March 31, 2025	Dec. 31, 2024
(in millions)
CET1:
Common shareholders’ equity	$37,788	$36,975
Adjustments for:
Goodwill and intangible assets (a)	(17,615)	(17,563)
Net pension fund assets	(351)	(333)
Embedded goodwill	(254)	(254)
Deferred tax assets	(58)	(62)
Other	(5)	(4)
Total CET1	19,505	18,759
Other Tier 1 capital:
Preferred stock	5,331	4,343
Other	(53)	(63)
Total Tier 1 capital	$24,783	$23,039
Tier 2 capital:
Subordinated debt	$1,398	$1,398
Allowance for credit losses	401	392
Other	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,798	1,779
Excess of expected credit losses	66	109
Less: Allowance for credit losses	401	392
Total Tier 2 capital – Advanced Approaches	$1,463	$1,496
Total capital:
Standardized Approach	$26,581	$24,818
Advanced Approaches	$26,246	$24,535

Risk-weighted assets:
Standardized Approach	$169,262	$167,786
Advanced Approaches:
Credit Risk	$92,972	$90,076
Market Risk	3,874	4,808
Operational Risk	65,388	65,588
Total Advanced Approaches	$162,234	$160,472

Average assets for Tier 1 leverage ratio	$397,513	$402,069
Total leverage exposure for SLR	$359,666	$353,523
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	1Q25
(in millions)
CET1 – Beginning of period	$18,759
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,149
Goodwill and intangible assets, net of related deferred tax liabilities	(52)
Gross CET1 generated	1,097
Capital returned:
Common stock repurchases	(746)
Common stock dividends (a)	(343)
Total capital returned	(1,089)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	333
Foreign currency translation	204
Unrealized gain on cash flow hedges	3
Defined benefit plans	1
Total other comprehensive gain	541
Additional paid-in capital (b)	214
Other additions (deductions):
Net pension fund assets	(18)
Deferred tax assets	4
Other	(3)
Total other (deductions)	(17)
Net CET1 generated	746
CET1 – End of period	$19,505
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2025 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2025
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		9
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		9
Advanced Approaches	6		10

Tier 1 leverage	3		2

SLR	3		2
36 BNY

Stress capital buffer

In August 2024, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2024 through Sept. 30, 2025. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. See “Supervision and Regulation” in our 2024 Annual Report for additional information.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2025
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	31.3%
As a percentage of total leverage exposure	7.5%	9.5%	14.7%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	15.4%
As a percentage of total leverage exposure	4.5%	N/A	7.3%
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
BNY 37

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

VaR (a)	1Q25			March 31, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$2.6	$2.1	$3.3	$2.6
Foreign exchange	2.5	1.7	3.3	2.9
Equity	0.2	—	0.5	0.3
Credit	1.4	1.0	1.8	1.3
Diversification	(5.0)	N/M	N/M	(4.8)
Overall portfolio	1.7	1.3	2.4	2.3

VaR (a)	4Q24			Dec. 31, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.7	$2.2	$3.2	$2.6
Foreign exchange	2.2	1.7	2.8	2.0
Equity	0.1	—	1.0	0.1
Credit	1.2	1.0	1.7	1.5
Diversification	(4.5)	N/M	N/M	(4.8)
Overall portfolio	1.7	1.4	2.4	1.4

VaR (a)	1Q24			March 31, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$1.9	$3.6	$2.0
Foreign exchange	2.2	1.6	3.0	1.9
Equity	0.1	—	0.2	0.1
Credit	1.3	0.9	1.9	1.2
Diversification	(4.3)	N/M	N/M	(3.5)
Overall portfolio	1.8	1.4	2.4	1.7
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

During the first quarter of 2025, interest rate risk generated 39% of average gross VaR, foreign exchange risk generated 37% of average gross VaR, credit risk generated 21% of average gross VaR and equity risk generated 3% of average gross VaR. During the first quarter of 2025, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

38 BNY

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024	March 31, 2024
Revenue range:	Number of days
Less than $(2.5)	1	—	—	—	—
$(2.5) – $0	4	2	2	2	1
$0 – $2.5	16	12	18	8	19
$2.5 – $5.0	17	26	27	34	30
More than $5.0	23	24	17	19	12
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $12.0 billion at March 31, 2025 and $14.0 billion at Dec. 31, 2024.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $4.6 billion at March 31, 2025 and $4.9 billion at Dec. 31, 2024.

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

At March 31, 2025, our OTC derivative assets, including those in hedging relationships, of $2.3 billion included a credit valuation adjustment (“CVA”) deduction of $11 million. Our OTC derivative liabilities, including those in hedging relationships, of $1.9 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA increased by $2 million and the DVA decreased by less than $1 million in the first quarter of 2025, which decreased investment and other revenue – other trading revenue by $1 million. The net impact of the
CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the fourth quarter of 2024 and was unchanged in the first quarter of 2024, which resulted in no impact to investment and other revenue – other trading revenue.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	March 31, 2025		Dec. 31, 2024
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,798	94%	$3,201	98%
Non-investment grade	111	6%	76	2%
Total	$1,909	100%	$3,277	100%

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
BNY 39

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	March 31, 2025	Dec. 31, 2024	March 31, 2024
Up 200 bps rate shock vs. baseline	$26	$134	$60
Up 100 bps rate shock vs. baseline	58	125	86
Long-term up 100 bps, short-term unchanged	104	88	98
Short-term up 100 bps, long-term unchanged	(46)	37	(12)
Long-term down 100 bps, short-term unchanged	(113)	(90)	(102)
Short-term down 100 bps, long-term unchanged	(31)	(104)	(76)
Down 100 bps rate shock vs. baseline	(144)	(194)	(178)
Down 200 bps rate shock vs. baseline	(372)	(471)	(470)

At March 31, 2025, the changes in the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income compared with Dec. 31, 2024 were primarily driven by an increase in fixed-rate assets and floating-rate liabilities.

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances and interest rate trajectory. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to noninterest-bearing deposits, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point rate shock scenario in the table above by approximately $250 million, and in the down 100 basis point rate shock scenario by approximately $150 million. The impact would be smaller if the reduction/increase was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

Additionally, during periods of low short-term interest rates, money market mutual fund fees and other similar fees are typically waived to protect investors from negative returns.

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Capital and Liquidity Risk – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2024 Annual Report.
40 BNY

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

BNY has included revenue measures excluding notable items, including a disposal gain. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

BNY 41

Reconciliation of Non-GAAP measures, excluding notable items				1Q25 vs.
(dollars in millions, except per share amounts)	1Q25	4Q24	1Q24	4Q24	1Q24
Total revenue – GAAP	$4,792	$4,847	$4,527	(1)%	6%
Less: Disposal gain (a)	40	—	—
Adjusted total revenue – Non-GAAP	$4,752	$4,847	$4,527	(2)%	5%

Noninterest expense – GAAP	$3,252	$3,355	$3,176	(3)%	2%
Less: Severance expense (b)	32	135	36
Litigation reserves (b)	2	38	2
FDIC special assessment (b)	6	(8)	—
Adjusted noninterest expense – Non-GAAP	$3,212	$3,190	$3,138	1%	2%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,149	$1,130	$953	2%	21%
Less: Disposal gain (a)	32	—	—
Severance expense (b)	(25)	(103)	(27)
Litigation reserves (b)	(1)	(37)	(2)
FDIC special assessment (b)	(5)	6	—
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,148	$1,264	$982	(9)%	17%

Diluted earnings per common share – GAAP	$1.58	$1.54	$1.25	3%	26%
Less: Disposal gain (a)	0.04	—	—
Severance expense (b)	(0.03)	(0.14)	(0.04)
Litigation reserves (b)	—	(0.05)	—
FDIC special assessment (b)	(0.01)	0.01	—
Total diluted earnings per common share impact of notable items	—	(0.18)	(0.04)
Adjusted diluted earnings per common share – Non-GAAP	$1.58	$1.72	$1.29	(8)%	22%
(a)    Reflected in investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	1Q25	4Q24	1Q24
Income before taxes – GAAP	$1,522	$1,472	$1,324
Impact of notable items (a)	—	(165)	(38)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,522	$1,637	$1,362

Total revenue – GAAP	$4,792	$4,847	$4,527
Impact of notable items (a)	40	—	—
Adjusted total revenue, excluding notable items – Non-GAAP	$4,752	$4,847	$4,527

Pre-tax operating margin – GAAP (b)	32%	30%	29%
Adjusted pre-tax operating margin – Non-GAAP (b)	32%	34%	30%
(a)    In the first quarter of 2025, the impact of notable items affecting revenue was offset by the impact of notable items affecting noninterest expense. See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.

42 BNY

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	1Q25	4Q24	1Q24
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,149	$1,130	$953
Add: Amortization of intangible assets	11	13	12
Less: Tax impact of amortization of intangible assets	3	3	3
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,157	1,140	962
Impact of notable items (a)	1	(134)	(29)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,156	$1,274	$991

Average common shareholders’ equity	$36,980	$36,923	$35,905
Less: Average goodwill	16,615	16,515	16,238
Average intangible assets	2,849	2,846	2,848
Add: Deferred tax liability – tax deductible goodwill	1,226	1,221	1,209
Deferred tax liability – intangible assets	666	665	655
Average tangible common shareholders’ equity – Non-GAAP	$19,408	$19,448	$18,683

Return on common equity – GAAP (b)	12.6%	12.2%	10.7%
Adjusted return on common equity – Non-GAAP (b)	12.6%	13.6%	11.0%
Return on tangible common equity – Non-GAAP (b)	24.2%	23.3%	20.7%
Adjusted return on tangible common equity – Non-GAAP (b)	24.2%	26.1%	21.3%
(a)    See page 42 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2025	Dec. 31, 2024	March 31, 2024
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$43,119	$41,318	$40,569
Less: Preferred stock	5,331	4,343	4,343
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	37,788	36,975	36,226
Less: Goodwill	16,661	16,598	16,228
Intangible assets	2,846	2,851	2,839
Add: Deferred tax liability – tax deductible goodwill	1,226	1,221	1,209
Deferred tax liability – intangible assets	666	665	655
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$20,173	$19,412	$19,023

Period-end common shares outstanding (in thousands)	715,434	717,680	747,816

Book value per common share – GAAP	$52.82	$51.52	$48.44
Tangible book value per common share – Non-GAAP	$28.20	$27.05	$25.44

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			1Q25 vs.
(dollars in millions)	1Q25	1Q24	1Q24
Investment management and performance fees – GAAP	$739	$776	(5)%
Impact of changes in foreign currency exchange rates	—	(4)
Adjusted investment management and performance fees – Non-GAAP	$739	$772	(4)%

BNY 43

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			1Q25 vs.
(dollars in millions)	1Q25	1Q24	1Q24
Investment management and performance fees – GAAP	$740	$778	(5)%
Impact of changes in foreign currency exchange rates	—	(4)
Adjusted investment management and performance fees – Non-GAAP	$740	$774	(4)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	1Q25	4Q24	3Q24	2Q24	1Q24
Income before income taxes – GAAP	$63	$173	$176	$149	$107

Total revenue – GAAP	$779	$873	$849	$821	$846
Less: Distribution and servicing expense	65	88	91	88	96
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$714	$785	$758	$733	$750

Pre-tax operating margin – GAAP (a)	8%	20%	21%	18%	13%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	9%	22%	23%	20%	14%
(a)    Income before income taxes divided by total revenue.

44 BNY

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of March 31, 2025.

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

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2024 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY.

Recent Executive Orders

In the United States, recent political developments have signaled a modification in the federal government’s approach to a wide number of matters. The new U.S. presidential administration has issued Executive Orders associated with, among other things, federal policy concerning tariffs and digital assets. As the federal government’s posture on these and other matters continues to evolve, BNY is reviewing the impacts of these orders on its business and operations.

Evolving Regulatory Environment - Digital Asset Matters

The regulatory framework for digital assets continues to evolve. In the United States, recent political developments support the responsible use of digital assets, including the OCC’s issuance of Interpretative Letter 1183 and the FDIC’s issuance of FIL-7-2025. These letters reaffirm that a range of crypto-related activities are permissible in the federal banking system. In addition, the Federal Reserve and the FDIC took steps to withdraw previous digital-asset related guidance, including withdrawing support from prior joint agency statements on digital asset related risks. The Federal Reserve has also withdrawn its prior guidance requiring (i) advance notification of or non-objection for certain digital asset activities and (ii) non-objection to engage in certain digital asset-related activities, including issuing, holding, or transacting in dollar tokens to facilitate payments. BNY continues to evaluate the impacts of these directives on its digital asset capabilities, in light of the requirements of all relevant regulators for its subsidiaries and operations, including the Federal Reserve Board and the New York Department of Financial Services.

Transition to T+1 Settlement in Europe

On Feb. 12, 2025, the European Commission proposed a framework to facilitate a coordinated EU/EEA transition to a T+1 settlement cycle on Oct. 11, 2027. On Feb. 19, 2025, the UK government confirmed that the UK will transition to a T+1 standard for settling securities on Oct. 11, 2027. The proposals in the UK, EU, and EEA remain subject to final legislation and regulation. As a result of the transition to T+1 settlement across European jurisdictions, BNY will be required to implement a range of technical and operational updates. BNY continues to assess the impact of these transitions on its business and operations.

BNY 45

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

We may use our website, our LinkedIn accounts (e.g., www.linkedin.com/company/BNYglobal), our X accounts (e.g., @BNYglobal) and other social media channels as additional means of sharing information with the public. The information shared through those channels may be considered to be material, and we encourage investors, the media and others interested in BNY to review the business and financial information we post on our website and on our social media channels. The contents of our website, our social media channels and any other websites referenced herein are not part of or incorporated by reference into this Quarterly Report on Form 10-Q.
46 BNY

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2025	Dec. 31, 2024	March 31, 2024
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,411	$2,438	$2,278
Investment management and performance fees	739	808	776
Foreign exchange revenue	156	177	152
Financing-related fees	60	53	57
Distribution and servicing fees	37	37	42
Total fee revenue	3,403	3,513	3,305
Investment and other revenue	230	140	182
Total fee and other revenue	3,633	3,653	3,487
Net interest income
Interest income	6,123	6,467	6,096
Interest expense	4,964	5,273	5,056
Net interest income	1,159	1,194	1,040
Total revenue	4,792	4,847	4,527
Provision for credit losses	18	20	27
Noninterest expense
Staff	1,834	1,817	1,857
Software and equipment	513	520	475
Professional, legal and other purchased services	366	410	349
Net occupancy	136	149	124
Sub-custodian and clearing	131	128	119
Distribution and servicing	65	87	96
Business development	48	54	36
Bank assessment charges	38	16	17
Amortization of intangible assets	11	13	12
Other	110	161	91
Total noninterest expense	3,252	3,355	3,176
Income
Income before income taxes	1,522	1,472	1,324
Provision for income taxes	300	315	297
Net income	1,222	1,157	1,027
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(2)	(2)	(2)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,220	1,155	1,025
Preferred stock dividends	(71)	(25)	(72)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,149	$1,130	$953

Average common shares and equivalents outstanding:
Basic	720,951	726,568	756,937
Common stock equivalents	6,447	7,152	5,331
Diluted	727,398	733,720	762,268

Anti-dilutive securities (a)	662	12	1,604

Earnings per share applicable to common shareholders:
Basic	$1.59	$1.56	$1.26
Diluted	$1.58	$1.54	$1.25
(a)    Represents restricted stock and restricted stock units outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2025	Dec. 31, 2024	March 31, 2024
(in millions)
Net income	$1,222	$1,157	$1,027
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	207	(360)	(91)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	333	(466)	103
Reclassification adjustment	—	38	1
Total unrealized gain (loss) on assets available-for-sale	333	(428)	104
Defined benefit plans:
Net (loss) arising during the period	(5)	(9)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	6	4	3
Total defined benefit plans	1	(5)	3
Net unrealized gain (loss) on cash flow hedges	3	(3)	1
Total other comprehensive income (loss), net of tax (a)	544	(796)	17
Total comprehensive income	1,766	361	1,044
Net (income) attributable to noncontrolling interests	(2)	(2)	(2)
Other comprehensive (income) loss attributable to noncontrolling interests	(3)	7	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,761	$366	$1,042
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $541 million for the quarter ended March 31, 2025, $(789) million for the quarter ended Dec. 31, 2024 and $17 million for the quarter ended March 31, 2024.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	March 31, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $27 and $23	$5,354	$4,178
Interest-bearing deposits with the Federal Reserve and other central banks	102,303	89,546
Interest-bearing deposits with banks, net of allowance for credit losses of $1 and $1 (includes restricted of $3,057 and $1,399)	11,945	9,612
Federal funds sold and securities purchased under resale agreements	41,316	41,146
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $44,643 and $44,020)	48,493	48,596
Available-for-sale, at fair value (amortized cost of $98,062 and $89,627, net of allowance for credit losses of $— and $—)	96,892	88,031
Total securities	145,385	136,627
Trading assets	11,978	13,981
Loans	71,404	71,570
Allowance for credit losses	(295)	(294)
Net loans	71,109	71,276
Premises and equipment	3,257	3,266
Accrued interest receivable	1,302	1,293
Goodwill	16,661	16,598
Intangible assets	2,846	2,851
Other assets, net of allowance for credit losses on accounts receivable of $3 and $2 (includes $1,826 and $2,151, at fair value)	27,235	25,690
Total assets	$440,691	$416,064
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$51,496	$58,267
Interest-bearing deposits in U.S. offices	154,517	139,109
Interest-bearing deposits in non-U.S. offices	102,631	92,148
Total deposits	308,644	289,524
Federal funds purchased and securities sold under repurchase agreements	15,663	14,064
Trading liabilities	4,580	4,865
Payables to customers and broker-dealers	22,244	20,073
Commercial paper	1,662	301
Other borrowed funds	212	225
Accrued taxes and other expenses	4,438	5,270
Other liabilities (including allowance for credit losses on lending-related commitments of $75 and $72, also includes $584 and $422, at fair value)	8,756	9,124
Long-term debt	30,869	30,854
Total liabilities	397,068	374,300
Temporary equity
Redeemable noncontrolling interests	94	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 53,826 and 43,826 shares	5,331	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,416,052,262 and 1,409,633,842 shares	14	14
Additional paid-in capital	29,535	29,321
Retained earnings	43,343	42,537
Accumulated other comprehensive loss, net of tax	(4,115)	(4,656)
Less: Treasury stock of 700,617,977 and 691,953,574 common shares, at cost	(30,989)	(30,241)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,119	41,318
Nonredeemable noncontrolling interests of consolidated investment management funds	410	359
Total permanent equity	43,529	41,677
Total liabilities, temporary equity and permanent equity	$440,691	$416,064

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Operating activities
Net income	$1,222	$1,027
Net (income) attributable to noncontrolling interests	(2)	(2)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,220	1,025
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	18	27
Pension plan contributions	(1)	(2)
Depreciation and amortization	446	468
Deferred tax expense	83	13
Net securities losses	—	1
Change in trading assets and liabilities	1,709	(3,264)
Change in accruals and other, net	(3,063)	(948)
Net cash provided by (used for) operating activities	412	(2,680)
Investing activities
Change in interest-bearing deposits with banks	(458)	(280)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(11,401)	(8,698)
Purchases of securities held-to-maturity	(1,262)	(243)
Paydowns of securities held-to-maturity	1,285	965
Maturities of securities held-to-maturity	312	708
Purchases of securities available-for-sale	(12,719)	(18,770)
Sales of securities available-for-sale	2,037	1,160
Paydowns of securities available-for-sale	2,052	1,191
Maturities of securities available-for-sale	1,580	4,498
Net change in loans	222	(6,777)
Change in federal funds sold and securities purchased under resale agreements	(164)	(766)
Purchases of premises and equipment/capitalized software	(320)	(299)
Other, net	32	570
Net cash (used for) investing activities	(18,804)	(26,741)
Financing activities
Change in deposits	16,589	27,030
Change in federal funds purchased and securities sold under repurchase agreements	1,565	603
Change in payables to customers and broker-dealers	2,171	997
Change in other borrowed funds	(22)	(160)
Change in commercial paper	1,361	—
Net proceeds from the issuance of long-term debt	1,247	2,496
Repayments, redemptions and repurchases of long-term debt	(1,650)	(1,150)
Issuance of common stock	4	4
Issuance of preferred stock	988	—
Treasury stock acquired	(746)	(988)
Common cash dividends paid	(343)	(324)
Preferred cash dividends paid	(71)	(72)
Other, net	7	(3)
Net cash provided by financing activities	21,100	28,433
Effect of exchange rate changes on cash	126	(142)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	2,834	(1,130)
Cash and due from banks and restricted cash at beginning of period	5,577	8,342
Cash and due from banks and restricted cash at end of period	$8,411	$7,212
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,354	$5,305
Restricted cash at end of period	$3,057	$1,907
Cash and due from banks and restricted cash at end of period	$8,411	$7,212
Supplemental disclosures
Interest paid	$4,913	$4,955
Income taxes paid	214	132
Income taxes refunded	9	12

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended
(in millions, except per share amount)	March 31, 2025	Dec. 31, 2024	March 31, 2024
Preferred stock
Balance at beginning of period	$4,343	$4,343	$4,343
Issuance	988	—	—
Balance at end of period	$5,331	$4,343	$4,343
Common stock
Balance at beginning and end of period	$14	$14	$14
Additional paid-in capital
Balance at beginning of period	$29,321	$29,230	$28,908
Stock-based compensation	204	94	168
Common stock issued under employee benefit plans	7	5	7
Other net changes in noncontrolling interests	3	(8)	(5)
Other	—	—	(23)
Balance at end of period	$29,535	$29,321	$29,055
Retained earnings
Balance at beginning of period	$42,537	$41,756	$39,549
Net income	1,220	1,155	1,025
Common stock dividends ($0.47, $0.47 and $0.42 per share) (a)	(343)	(349)	(324)
Preferred stock dividends	(71)	(25)	(72)
Balance at end of period	$43,343	$42,537	$40,178
BNY’s accumulated other comprehensive (loss), net of tax
Balance at beginning of period	$(4,656)	$(3,867)	$(4,893)
BNY’s other comprehensive income (loss)	541	(789)	17
Balance at end of period	$(4,115)	$(4,656)	$(4,876)
Treasury stock
Balance at beginning of period	$(30,241)	$(29,484)	$(27,151)
Repurchase of common stock	(746)	(750)	(988)
Excise tax on share repurchases	(2)	(7)	(6)
Balance at end of period	$(30,989)	$(30,241)	$(28,145)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$43,119	$41,318	$40,569
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$359	$291	$50
Other net changes in noncontrolling interests	49	66	59
Net income	2	2	2
Balance at end of period	$410	$359	$111
Total permanent equity (b)	$43,529	$41,677	$40,680
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$87	$107	$85
Other net changes in noncontrolling interests	4	(13)	(3)
Other comprehensive (loss)	3	(7)	—
Balance at end of period	$94	$87	$82
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $37,788 million at March 31, 2025, $36,975 million at Dec. 31, 2024 and $36,226 million at March 31, 2024.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 51

Notes to Consolidated Financial Statements

Note 1–Basis of presentation

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not to its subsidiaries.

Basis of presentation

The accounting and financial reporting policies of BNY, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2024 (the “2024 Annual Report”).

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our Consolidated Financial Statements included in our 2024 Annual Report.

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

At March 31, 2025, we are potentially obligated to pay additional consideration which is recorded at fair value totaling approximately $5 million and, using reasonable assumptions and estimates, could range from $0 million to $5 million over the next year. There were no contingent payments in the first three months of 2025. There were no changes to contingent earnout payables in the first three months of 2025.

At March 31, 2025, we could potentially receive additional consideration which is recorded at fair value totaling approximately $15 million and, using reasonable assumptions and estimates, could range from $5 million to $25 million over the next three years. There were no contingent receipts in the first three months of 2025.

In March 2025, BNY completed the sale of BNY Trust Company of Canada, and recorded a $40 million pre-tax gain. Goodwill of $18 million was removed from the consolidated balance sheet as a result of this sale.

52 BNY

Notes to Consolidated Financial Statements (continued)

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2025 and Dec. 31, 2024.

Securities at March 31, 2025		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$27,762	$76	$293	$27,545
Agency residential mortgage-backed securities (“RMBS”)	23,337	83	397	23,023
U.S. Treasury	19,443	45	111	19,377
Foreign covered bonds	7,248	38	83	7,203
Agency commercial mortgage-backed securities (“MBS”)	7,347	7	203	7,151
Collateralized loan obligations (“CLOs”)	6,138	3	10	6,131
Non-agency commercial MBS	2,594	1	137	2,458
U.S. government agencies	2,074	5	5	2,074
Non-agency RMBS	1,574	1	144	1,431
Other asset-backed securities (“ABS”)	532	—	33	499
Total available-for-sale securities excluding portfolio level basis adjustments	98,049	259	1,416	96,892
Portfolio level basis adjustments (b)	13	(13)	—	—
Total available-for-sale securities	$98,062	$246	$1,416	$96,892
Held-to-maturity:
Agency RMBS	$24,929	$5	$3,045	$21,889
U.S. Treasury	8,853	—	332	8,521
Non-U.S. government (a)	5,497	14	31	5,480
U.S. government agencies	3,582	—	265	3,317
Agency commercial MBS	3,238	1	193	3,046
CLOs	1,717	—	4	1,713
Foreign covered bonds	652	2	1	653
Non-agency RMBS	14	—	—	14
Other debt securities	11	—	1	10
Total held-to-maturity securities	$48,493	$22	$3,872	$44,643
Total securities	$146,555	$268	$5,288	$141,535
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 16 for additional information on our hedging activities.

Securities at Dec. 31, 2024		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$25,042	$61	$356	$24,747
Agency RMBS	20,459	16	575	19,900
U.S. Treasury	16,575	9	181	16,403
Agency commercial MBS	7,467	5	247	7,225
Foreign covered bonds	7,129	33	94	7,068
CLOs	5,809	10	—	5,819
Non-agency commercial MBS	2,641	2	156	2,487
U.S. government agencies	2,304	4	19	2,289
Non-agency RMBS	1,639	2	163	1,478
Other ABS	654	1	40	615
Total available-for-sale securities excluding portfolio level basis adjustments	89,719	143	1,831	88,031
Portfolio level basis adjustments (b)	(92)	—	(92)	—
Total available-for-sale securities	$89,627	$143	$1,739	$88,031
Held-to-maturity:
Agency RMBS	$25,824	$4	$3,545	$22,283
U.S. Treasury	8,833	—	443	8,390
Non-U.S. government (a)	4,479	8	36	4,451
U.S. government agencies	3,669	—	322	3,347
Agency commercial MBS	3,395	—	243	3,152
CLOs	1,816	2	—	1,818
Foreign covered bonds	555	1	1	555
Non-agency RMBS	14	—	—	14
Other debt securities	11	—	1	10
Total held-to-maturity securities	$48,596	$15	$4,591	$44,020
Total securities	$138,223	$158	$6,330	$132,051
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 16 for additional information on our hedging activities.

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	1Q25	4Q24	1Q24
Realized gross gains	$4	$7	$4
Realized gross losses	(4)	(57)	(5)
Total net securities (losses)	$—	$(50)	$(1)

BNY 53

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q25	4Q24	1Q24
U.S. Treasury	$3	$(12)	$(1)
Non-U.S. government	—	(33)	1
Other	(3)	(5)	(1)
Total net securities (losses)	$—	$(50)	$(1)

Allowance for credit losses – Securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to securities was less than $1 million at March 31, 2025 and Dec. 31, 2024 and related to other debt securities.
Credit quality indicators – Securities

At March 31, 2025, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at March 31, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$9,704	$100	$7,137	$297	$16,841	$397
Non-U.S. government (a)	5,975	36	7,080	257	13,055	293
U.S. Treasury	3,661	4	8,807	107	12,468	111
Agency commercial MBS	443	2	5,526	201	5,969	203
CLOs	3,631	10	—	—	3,631	10
Foreign covered bonds	513	1	1,969	82	2,482	83
Non-agency commercial MBS	117	—	2,119	137	2,236	137
Non-agency RMBS	221	2	871	142	1,092	144
U.S. government agencies	385	2	531	3	916	5
Other ABS	11	—	435	33	446	33
Total securities available-for-sale	$24,661	$157	$34,475	$1,259	$59,136	$1,416
(a)    Includes supranational securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$10,469	$249	$7,003	$326	$17,472	$575
Non-U.S. government (a)	7,283	59	7,305	297	14,588	356
U.S. Treasury	4,154	15	8,334	166	12,488	181
Agency commercial MBS	554	5	5,841	242	6,395	247
Foreign covered bonds	892	2	2,287	92	3,179	94
Non-agency commercial MBS	58	—	2,127	156	2,185	156
U.S. government agencies	576	9	905	10	1,481	19
Non-agency RMBS	139	2	995	161	1,134	163
Other ABS	3	—	536	40	539	40
Total securities available-for-sale	$24,128	$341	$35,333	$1,490	$59,461	$1,831
(a)    Includes supranational securities.

54 BNY

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

Held-to-maturity securities portfolio at March 31, 2025			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$24,929	$(3,040)	100%	—%	—%	—%	—%
U.S. Treasury	8,853	(332)	100	—	—	—	—
Non-U.S. government (b)(c)	5,497	(17)	100	—	—	—	—
U.S. government agencies	3,582	(265)	100	—	—	—	—
Agency commercial MBS	3,238	(192)	100	—	—	—	—
CLOs	1,717	(4)	100	—	—	—	—
Foreign covered bonds	652	1	100	—	—	—	—
Non-agency RMBS	14	—	21	79	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,493	$(3,850)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, Germany, Austria and France.

Held-to-maturity securities portfolio at Dec. 31, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$25,824	$(3,541)	100%	—%	—%	—%	—%
U.S. Treasury	8,833	(443)	100	—	—	—	—
Non-U.S. government (b)(c)	4,479	(28)	100	—	—	—	—
U.S. government agencies	3,669	(322)	100	—	—	—	—
Agency commercial MBS	3,395	(243)	100	—	—	—	—
CLOs	1,816	2	100	—	—	—	—
Foreign covered bonds	555	—	100	—	—	—	—
Non-agency RMBS	14	—	23	77	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,596	$(4,576)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, Germany, the Netherlands, Austria and France.

BNY 55

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at March 31, 2025
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
Non-U.S. government (b)	$5,750	2.84%	$18,069	3.22%	$3,571	2.84%	$155	3.04%	$27,545	3.09%
U.S. Treasury	761	1.57	15,192	2.82	1,490	3.52	1,934	2.94	19,377	2.84
Foreign covered bonds	835	3.75	6,051	3.13	317	3.32	—	—	7,203	3.21
U.S. government agencies	253	4.10	1,131	3.41	690	2.70	—	—	2,074	3.26
Mortgage-backed securities:
Agency RMBS									23,023	4.57
Agency commercial MBS									7,151	3.02
Non-agency commercial MBS									2,458	2.97
Non-agency RMBS									1,431	3.40
CLOs									6,131	5.65
Other ABS									499	2.25
Total securities available-for-sale	$7,599	2.86%	$40,443	3.06%	$6,068	3.02%	$2,089	2.95%	$96,892	3.56%
Held-to-maturity:
U.S. Treasury	$1,432	0.92%	$6,318	1.23%	$1,103	0.97%	$—	—%	$8,853	1.15%
Non-U.S. government (b)	700	1.57	4,449	2.69	348	2.31	—	—	5,497	2.52
U.S. government agencies	938	1.45	1,984	1.52	616	1.64	44	2.11	3,582	1.53
Foreign covered bonds	27	2.49	625	2.57	—	—	—	—	652	2.57
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									24,929	2.34
Agency commercial MBS									3,238	2.60
Non-agency RMBS									14	2.74
CLOs									1,717	5.74
Total securities held-to-maturity	$3,097	1.24%	$13,376	1.82%	$2,078	1.41%	$44	2.11%	$48,493	2.22%
Total securities	$10,696	2.39%	$53,819	2.76%	$8,146	2.61%	$2,133	2.93%	$145,385	3.12%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

56 BNY

Notes to Consolidated Financial Statements (continued)

Pledged assets

At March 31, 2025, BNY had pledged assets of $143 billion, including $89 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2025 included $121 billion of securities, $16 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY regularly moves assets in and out of its pledged assets account at the Federal Reserve as there have been no borrowings.

At Dec. 31, 2024, BNY had pledged assets of $138 billion, including $88 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2024 included $117 billion of securities, $15 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At March 31, 2025 and Dec. 31, 2024, pledged assets included $26 billion and $23 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At March 31, 2025 and Dec. 31, 2024, the market value of the securities received that can be sold or repledged was $304 billion and $300 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2025 and Dec. 31, 2024, the market value of securities collateral sold or repledged was $265 billion and $264 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2025 and Dec. 31, 2024, cash segregated under federal and other regulations or requirements was $3 billion and $1 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at March 31, 2025 and $5 billion at Dec. 31, 2024. Restricted securities were sourced from securities purchased under resale agreements and securities borrowings and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	March 31, 2025	Dec. 31, 2024
(in millions)
Commercial	$1,236	$1,420
Commercial real estate	6,840	6,782
Financial institutions	13,996	13,167
Lease financings	605	603
Wealth management loans	8,841	8,698
Wealth management mortgages	8,924	8,950
Other residential mortgages	1,227	1,068
Capital call financing	5,119	5,163
Other	3,238	3,063
Overdrafts	2,152	3,519
Margin loans	19,226	19,137
Total loans (a)	$71,404	$71,570
(a)    Net of unearned income of $222 million at March 31, 2025 and $230 million at Dec. 31, 2024 primarily related to lease financings.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
BNY 57

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

Allowance for credit losses activity for the quarter ended March 31, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	(10)	—	—	—	1	—	(9)
Provision (a)	(5)	21	(3)	—	—	(1)	1	13
Ending balance	$15	$326	$16	$1	$6	$2	$4	$370
Allowance for:
Loan losses	$5	$271	$7	$1	$6	$2	$3	$295
Lending-related commitments	10	55	9	—	—	—	1	75
Individually evaluated for impairment:
Loan balance (b)	$—	$275	$—	$—	$3	$1	$—	$279
Allowance for loan losses	—	75	—	—	—	—	—	75
(a)    Does not include the provision for credit losses related to other financial instruments of $5 million for the quarter ended March 31, 2025.
(b)    Includes collateral-dependent loans of $279 million with $256 million of collateral value.

Allowance for credit losses activity for the quarter ended Dec. 31, 2024				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$30	$308	$21	$1	$6	$2	$3	$371
Charge-offs	—	(29)	—	—	—	(1)	—	(30)
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs)	—	(29)	—	—	—	—	—	(29)
Provision (a)	(10)	36	(2)	—	—	—	—	24
Ending balance	$20	$315	$19	$1	$6	$2	$3	$366
Allowance for:
Loan losses	$7	$265	$11	$1	$6	$2	$2	$294
Lending-related commitments	13	50	8	—	—	—	1	72
Individually evaluated for impairment:
Loan balance (b)	$—	$237	$—	$—	$9	$1	$—	$247
Allowance for loan losses	—	49	—	—	—	—	—	49
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $4 million for the quarter ended Dec. 31, 2024.
(b)    Includes collateral-dependent loans of $247 million with $258 million of collateral value.

58 BNY

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
(b)    Includes collateral-dependent loans of $348 million with $303 million of collateral value.
Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2025			Dec. 31, 2024
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$143	$39	$182	$104	$39	$143
Other residential mortgages	18	1	19	18	1	19
Wealth management mortgages	7	3	10	6	9	15
Total nonperforming loans	168	43	211	128	49	177
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$168	$45	$213	$128	$51	$179

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2025				Dec. 31, 2024
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$24	$—	$—	$24	$47	$—	$—	$47
Wealth management mortgages	21	—	—	21	34	2	—	36
Other residential mortgages	15	5	—	20	7	1	—	8
Commercial real estate	18	—	—	18	15	—	—	15
Total past due loans	$78	$5	$—	$83	$103	$3	$—	$106

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the first quarter of 2025, we modified one wealth management mortgage loan, with a recorded investment of $1 million by providing payment modifications.
BNY 59

Notes to Consolidated Financial Statements (continued)

At March 31, 2025, there were no loans that were modified in the previous 12 months and that are now past due by more than 90 days.

In the fourth quarter of 2024, we modified two commercial real estate exposures, with an aggregate recorded investment of $52 million and an unfunded lending commitment of $4 million, by extending the maturity dates, and, in certain instances, changing the interest rate or providing other payment modifications. We also modified two other residential mortgage loans, with an aggregate record investment of less than $1 million, by providing payment modifications.

In the first quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $15 million, by extending the maturity date. We also modified one residential mortgage loan, with a recorded investment of less than $1 million, by providing payment modifications and extending the maturity date.

Credit quality indicators

Our credit strategy is to focus on investment-grade clients that are active users of our non-credit services. Each customer is assigned an internal credit rating, which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions, which are continually evaluated and may change over time.

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							March 31, 2025
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	1Q25	2024	2023	2022	2021	Prior to 2021			Total (a)
Commercial:
Investment grade	$14	$57	$69	$19	$36	$116	$805	$—	$1,116
Non-investment grade	5	11	29	—	17	—	58	—	120
Total commercial	19	68	98	19	53	116	863	—	1,236	$2
Commercial real estate: (b)
Investment grade	139	448	514	787	302	1,827	166	—	4,183
Non-investment grade	35	315	333	751	319	808	78	18	2,657
Total commercial real estate	174	763	847	1,538	621	2,635	244	18	6,840	26
Financial institutions:
Investment grade	40	493	375	20	25	42	11,361	—	12,356
Non-investment grade	10	112	—	—	—	—	1,518	—	1,640
Total financial institutions	50	605	375	20	25	42	12,879	—	13,996	125
Wealth management loans:
Investment grade	7	—	28	27	111	137	8,386	100	8,796
Non-investment grade	—	—	—	1	—	4	40	—	45
Total wealth management loans	7	—	28	28	111	141	8,426	100	8,841	48
Wealth management mortgages	145	488	782	1,561	1,794	4,133	21	—	8,924	24
Lease financings	—	—	—	—	9	596	—	—	605	—
Other residential mortgages	—	138	189	534	182	184	—	—	1,227	5
Capital call financing	—	88	—	—	—	—	5,031	—	5,119	28
Other loans	—	—	—	—	—	—	3,238	—	3,238	7
Margin loans	7,839	—	—	—	—	—	11,387	—	19,226	39
Total loans	$8,234	$2,150	$2,319	$3,700	$2,795	$7,847	$42,089	$118	$69,252	$304
(a)    Excludes overdrafts of $2,152 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    In the first three months of 2025, the gross write-offs related to commercial real estate loans were $10 million.

60 BNY

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2024
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	2024	2023	2022	2021	2020	Prior to 2020			Total (a)
Commercial:
Investment grade	$41	$69	$20	$55	$—	$116	$1,010	$—	$1,311
Non-investment grade	14	29	—	17	—	—	49	—	109
Total commercial	55	98	20	72	—	116	1,059	—	1,420	$2
Commercial real estate: (b)
Investment grade	396	567	762	392	460	1,384	126	—	4,087
Non-investment grade	335	315	751	351	214	617	94	18	2,695
Total commercial real estate	731	882	1,513	743	674	2,001	220	18	6,782	28
Financial institutions:
Investment grade	491	370	20	26	42	—	10,363	—	11,312
Non-investment grade	131	—	10	—	—	—	1,714	—	1,855
Total financial institutions	622	370	30	26	42	—	12,077	—	13,167	157
Wealth management loans:
Investment grade	3	29	33	110	33	109	8,261	100	8,678
Non-investment grade	—	—	—	—	—	—	20	—	20
Total wealth management loans	3	29	33	110	33	109	8,281	100	8,698	50
Wealth management mortgages (b)	495	798	1,585	1,812	818	3,423	19	—	8,950	23
Lease financings	—	—	—	10	31	562	—	—	603	—
Other residential mortgages (b)	15	148	529	184	5	187	—	—	1,068	4
Capital call financing	91	—	—	—	—	—	5,072	—	5,163	28
Other loans	—	—	—	—	—	—	3,063	—	3,063	6
Margin loans	7,732	—	—	—	—	—	11,405	—	19,137	38
Total loans	$9,744	$2,325	$3,710	$2,957	$1,603	$6,398	$41,196	$118	$68,051	$336
(a)    Excludes overdrafts of $3,519 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to commercial real estate loans were $82 million, other residential mortgage loans were $1 million and wealth management mortgage loans were less than $1 million in 2024.

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2025. In addition, 68% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 84% expiring within one year.

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
BNY 61

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At March 31, 2025, less than 1% of the mortgages were past due.

At March 31, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 21%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 46%.

Lease financings

At March 31, 2025, all of the leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets. The largest components of our lease residual value exposure relate to real estate and large-ticket transportation equipment. Assets are both domestic and foreign-based, with primary concentrations in Germany and the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.2 billion at March 31, 2025 and $1.1 billion at Dec. 31, 2024. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $19.2 billion of secured margin loans at March 31, 2025, compared with $19.1 billion at Dec. 31, 2024. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $2.2 billion at March 31, 2025 and $3.5 billion at Dec. 31, 2024. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at March 31, 2025 and Dec. 31, 2024 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at March 31, 2025 and Dec. 31, 2024.

62 BNY

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2024
Goodwill	$7,331	$1,475	$8,472	$17,278
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,331	$1,475	$7,792	$16,598
Dispositions	(18)	—	—	(18)
Foreign currency translation	33	3	45	81
Balance at March 31, 2025
Goodwill	$7,346	$1,478	$8,517	$17,341
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,346	$1,478	$7,837	$16,661

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	(18)	(1)	(14)	(33)
Balance at March 31, 2024
Goodwill	$6,935	$1,476	$8,497	$16,908
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,935	$1,476	$7,817	$16,228
(a)    In the first quarter of 2024, we made certain realignments of similar products and services within our lines of business. See Note 24 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for additional information.

Goodwill impairment testing

The goodwill impairment test is performed at least annually at the reporting unit level. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the first quarter of 2025, due to the results of the fourth quarter 2024 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.1 billion of allocated goodwill. No additional goodwill impairment was recognized.
BNY 63

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(6)	(1)	(4)	—	(11)
Foreign currency translation	1	—	5	—	6
Balance at March 31, 2025	$181	$373	$1,443	$849	$2,846

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(7)	(1)	(4)	—	(12)
Foreign currency translation	(1)	—	(2)	—	(3)
Balance at March 31, 2024	$156	$377	$1,457	$849	$2,839

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2025				Dec. 31, 2024
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$782	$(601)	$181	12 years	$779	$(593)	$186
Customer contracts – Market and Wealth Services	269	(266)	3	1 year	269	(266)	3
Customer relationships – Investment and Wealth Management	553	(498)	55	7 years	553	(495)	58
Other	41	(15)	26	12 years	42	(14)	28
Total subject to amortization	$1,645	$(1,380)	$265	11 years	$1,643	$(1,368)	$275
Not subject to amortization: (b)
Tradenames	$1,292	N/A	$1,292	N/A	$1,291	N/A	$1,291
Customer relationships	1,289	N/A	1,289	N/A	1,285	N/A	1,285
Total not subject to amortization	$2,581	N/A	$2,581	N/A	$2,576	N/A	$2,576
Total intangible assets	$4,226	$(1,380)	$2,846	N/A	$4,219	$(1,368)	$2,851
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2025	$34
2026	37
2027	30
2028	27
2029	24

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
64 BNY

Notes to Consolidated Financial Statements (continued)

Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2025	Dec. 31, 2024
(in millions)
Corporate/bank-owned life insurance	$5,567	$5,552
Accounts receivable (a)	5,060	4,931
Fails to deliver	2,840	1,292
Tax credit investments	2,706	2,821
Software	2,666	2,676
Prepaid pension assets	2,219	2,035
Assets of consolidated investment management funds	942	891
Equity method investments	873	852
Prepaid expense	815	736
Other equity investments (b)	704	679
Federal Reserve Bank stock	480	478
Fair value of hedging derivatives	404	781
Cash collateral receivable on derivative transactions	315	292
Income taxes receivable	304	255
Seed capital (c)	191	196
Other (d)	1,149	1,223
Total other assets	$27,235	$25,690
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At March 31, 2025 and Dec. 31, 2024, other assets include $57 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $426 million at March 31, 2025 and $413 million at Dec. 31, 2024, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities				Life-to- date
(in millions)	1Q25	4Q24	1Q24
Upward adjustments	$12	$—	$—	$348
Downward adjustments	—	(2)	—	(55)
Net adjustments	$12	$(2)	$—	$293

Tax credit investments

Tax credit investments include affordable housing projects and renewable energy investments. We invest in affordable housing projects primarily to satisfy the Company’s requirements under the Community Reinvestment Act. We invest in renewable energy projects to receive an expected after-tax return, which consists of allocated renewable energy tax credits, tax deductions and cash distributions based on the operations of the project.

Our tax credit investments totaled $2.7 billion at March 31, 2025 and $2.8 billion at Dec. 31, 2024. Commitments to fund future investments totaled $875 million at March 31, 2025 and $951 million at Dec. 31, 2024 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments as of March 31, 2025 is as follows: remainder of 2025 – $379 million; 2026 – $113 million; 2027 – $103 million; 2028 – $79 million; 2029 – $31 million; and 2030 and thereafter – $170 million.

Tax credits and other tax benefits recognized were $142 million in the first quarter of 2025, $76 million in the fourth quarter of 2024 and $114 million in the first quarter of 2024.

Amortization expense included in the provision for income taxes was $126 million in the first quarter of 2025, $67 million in the fourth quarter of 2024 and $92 million in the first quarter of 2024.

BNY 65

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	March 31, 2025		Dec. 31, 2024
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$7	$—	$7	$—
Private equity investments (b)	140	53	137	59
Other	8	—	8	—
Total	$155	$53	$152	$59
(a)    Seed capital investments at March 31, 2025 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
(b)    Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

Note 7–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in the fee schedules. See Note 10 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for information on the nature of our services and revenue recognition. See Note 24 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for additional information on our principal business segments — Securities Services,
Market and Wealth Services and Investment and Wealth Management — and the primary services provided.

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

66 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	March 31, 2025					March 31, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,311	$1,065	$25	$(18)	$2,383	$1,260	$992	$26	$(16)	$2,262
Investment management and performance fees	—	3	748	(3)	748	—	2	774	(4)	772
Financing-related fees	15	8	—	—	23	15	8	—	—	23
Distribution and servicing fees	1	(33)	68	—	36	1	(29)	70	—	42
Investment and other revenue	67	67	(103)	2	33	57	60	(90)	1	28
Total fee and other revenue – contract revenue	1,394	1,110	738	(19)	3,223	1,333	1,033	780	(19)	3,127
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	276	79	—	53	408	223	61	25	49	358
Total fee and other revenue	$1,670	$1,189	$738	$34	$3,631	$1,556	$1,094	$805	$30	$3,485
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the first quarter of 2025 and $2 million in the first quarter of 2024.

Disaggregation of contract revenue by business segment	Quarter ended
	Dec. 31, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,321	$1,081	$29	$(16)	$2,415
Investment management and performance fees	—	2	809	(4)	807
Financing-related fees	12	6	—	—	18
Distribution and servicing fees	2	(34)	68	—	36
Investment and other revenue	64	67	(102)	3	32
Total fee and other revenue – contract revenue	1,399	1,122	804	(17)	3,308
Fee and other revenue – not in scope of ASC 606 (a)(b)	244	71	22	6	343
Total fee and other revenue	$1,643	$1,193	$826	$(11)	$3,651
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the fourth quarter of 2024.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.0 billion at March 31, 2025 and $2.5 billion at Dec. 31, 2024.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $48 million at March 31, 2025 and $34 million at Dec. 31, 2024. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $208 million at March 31, 2025 and $171 million at Dec. 31, 2024. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2025 relating to contract liabilities as of Dec. 31, 2024 was $50 million.

BNY 67

Notes to Consolidated Financial Statements (continued)

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $50 million at March 31, 2025 and $44 million at Dec. 31, 2024. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $3 million in the first quarter of 2025, first quarter of 2024 and fourth quarter of 2024.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $100 million at March 31, 2025 and $98 million at Dec. 31, 2024. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 8–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended
(in millions)	March 31, 2025	Dec. 31, 2024	March 31, 2024
Interest income
Deposits with the Federal Reserve and other central banks	$826	$1,007	$1,219
Deposits with banks	84	94	121
Federal funds sold and securities purchased under resale agreements	2,922	2,977	2,433
Loans	999	1,072	1,061
Securities	1,211	1,229	1,193
Trading securities	81	88	69
Total interest income	6,123	6,467	6,096
Interest expense
Deposits	1,722	1,934	2,187
Federal funds purchased and securities sold under repurchase agreements	2,610	2,678	2,243
Trading liabilities	23	22	21
Other borrowed funds	4	3	4
Commercial paper	14	28	—
Customer payables	157	163	146
Long-term debt	434	445	455
Total interest expense	4,964	5,273	5,056
Net interest income	1,159	1,194	1,040
Provision for credit losses	18	20	27
Net interest income after provision for credit losses	$1,141	$1,174	$1,013

68 BNY

Notes to Consolidated Financial Statements (continued)

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2025			March 31, 2024
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$3	$—
Interest cost	46	10	1	45	10	1
Expected return on assets	(91)	(19)	(2)	(95)	(20)	(2)
Other	8	(1)	1	6	(1)	(2)
Net periodic benefit (credit)	$(37)	$(7)	$—	$(44)	$(8)	$(3)

Note 10–Income taxes

BNY recorded an income tax provision of $300 million (19.7% effective tax rate) in the first quarter of 2025, $297 million (22.4% effective tax rate) in the first quarter of 2024 and $315 million (21.4% effective tax rate) in the fourth quarter of 2024.

Our total tax reserves were $103 million at March 31, 2025 and $109 million at Dec. 31, 2024. If these tax reserves were unnecessary, $103 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2025 is accrued interest, where applicable, of $35 million. The additional tax benefit related to interest for the three months ended March 31, 2025 was $6 million, compared with tax benefit of $5 million for the three months ended March 31, 2024.

Our federal income tax returns are open to examination from 2017 through 2019 and 2021 and forward. Our New York State and New York City income tax returns are open to examination after 2015. Our UK income tax returns are open to examination after 2020.

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of March 31, 2025 and Dec. 31, 2024. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	March 31, 2025	Dec. 31, 2024
(in millions)
Trading assets	$898	$846
Other assets	44	45
Total assets (a)	$942	$891
Other liabilities	$13	$5
Total liabilities (b)	$13	$5
Nonredeemable noncontrolling interests (c)	$410	$359
(a)    Includes voting model entities (“VMEs”) with assets of $28 million at March 31, 2025 and $43 million at Dec. 31, 2024.
(b)    Includes VMEs with liabilities of less than $1 million at March 31, 2025 and less than $1 million at Dec. 31, 2024.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $4 million at March 31, 2025 and $7 million at Dec. 31, 2024.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.

BNY 69

Notes to Consolidated Financial Statements (continued)

Non-consolidated VIEs

As of March 31, 2025 and Dec. 31, 2024, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	March 31, 2025	Dec. 31, 2024
(in millions)
Other assets	$2,791	$2,905
Other liabilities	874	951
Maximum loss exposure	3,665	3,856
Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at March 31, 2025 and Dec. 31, 2024.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2025	Dec. 31, 2024	March 31, 2025	Dec. 31, 2024
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	—	494	—
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	—	494	—
Total		53,826	43,826	$5,331	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H, Series I, Series J and Series K preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		1Q25		4Q24		1Q24
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,295.17	$7	$1,425.70	$6	$1,566.46	$8
Series F	100		2,312.50	23	—	—	2,312.50	23
Series G	100		2,350.00	24	—	—	2,350.00	24
Series H	100		925.00	5	925.00	6	925.00	5
Series I	100		937.50	12	937.50	13	937.50	12
Total				$71		$25		$72
(a)    Represents Normal Preferred Capital Securities.

In March 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series J Noncumulative Perpetual Preferred Stock. Holders of the Series J preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20 and September 20 of each year, commencing September 20, 2025. The Parent also issued 20,000,000 depositary shares, each representing a 1/4,000th interest in a share of the Parent’s Series K
70 BNY

Notes to Consolidated Financial Statements (continued)

Noncumulative Perpetual Preferred Stock. Holders of the Series K preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2025.

All of the outstanding shares of the Series J and Series K preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series J and Series K stock to the holders of record of their respective depositary shares.

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

The Series J and Series K preferred stock are not subject to the operation of a sinking fund and are not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. We may, at our option, redeem the shares of the Series J or Series K preferred stock on any dividend payment date, in whole or in part, on or after the dividend payment date in March 2030. The Series J or Series K preferred stock can be redeemed, in whole but not in part, at any time within 90 days following a regulatory capital treatment event. Redemption of the preferred stock is subject to the prior approval of the Federal Reserve.

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2025			Dec. 31, 2024			March 31, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$118	$89	$207	$(173)	$(187)	$(360)	$(44)	$(47)	$(91)
Total foreign currency translation	118	89	207	(173)	(187)	(360)	(44)	(47)	(91)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	440	(107)	333	(613)	147	(466)	137	(34)	103
Reclassification adjustment (b)	—	—	—	50	(12)	38	1	—	1
Net unrealized gain (loss) on assets available-for-sale	440	(107)	333	(563)	135	(428)	138	(34)	104
Defined benefit plans:
Net (loss) arising during the period	(7)	2	(5)	(15)	6	(9)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	8	(2)	6	4	—	4	3	—	3
Total defined benefit plans	1	—	1	(11)	6	(5)	3	—	3
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	1	—	1	(3)	1	(2)	4	(1)	3
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	4	(1)	3	—	—	—	(2)	—	(2)
FX contracts – investment and other revenue	(1)	—	(1)	(2)	1	(1)	—	—	—
Total reclassifications to net income	3	(1)	2	(2)	1	(1)	(2)	—	(2)
Net unrealized gain (loss) on cash flow hedges	4	(1)	3	(5)	2	(3)	2	(1)	1
Total other comprehensive income (loss)	$563	$(19)	$544	$(752)	$(44)	$(796)	$99	$(82)	$17
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
BNY 71

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended March 31, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	204	7	(6)	333	3	541
Balance, end of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)

Quarter ended Dec. 31, 2024
Balance, beginning of period	$(1,678)	$(1,332)	$(43)	$(812)	$(2)	$(3,867)
Net change	(353)	(12)	7	(428)	(3)	(789)
Balance, end of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)

Quarter ended March 31, 2024
Balance, beginning of period	$(1,842)	$(1,343)	$(40)	$(1,669)	$1	$(4,893)
Net change	(91)	4	(1)	104	1	17
Balance, end of period	$(1,933)	$(1,339)	$(41)	$(1,565)	$2	$(4,876)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(5) million at March 31, 2025, $(4) million at Dec. 31, 2024 and $35 million at March 31, 2024, associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

Note 14–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2024 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2025 and Dec. 31, 2024, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

72 BNY

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2025					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$5,960	$21,585	$—	$—	$27,545
Agency RMBS	—	23,023	—	—	23,023
U.S. Treasury	19,377	—	—	—	19,377
Foreign covered bonds	—	7,203	—	—	7,203
Agency commercial MBS	—	7,151	—	—	7,151
CLOs	—	6,131	—	—	6,131
Non-agency commercial MBS	—	2,458	—	—	2,458
U.S. government agencies	—	2,074	—	—	2,074
Non-agency RMBS	—	1,431	—	—	1,431
Other ABS	—	499	—	—	499
Total available-for-sale securities	25,337	71,555	—	—	96,892
Trading assets:
Debt instruments	1,443	2,805	—	—	4,248
Equity instruments	5,796	—	—	—	5,796
Derivative assets not designated as hedging:
Interest rate	3	760	—	—	763
Foreign exchange	—	5,188	—	—	5,188
Equity and other contracts	4	186	—	—	190
Netting agreements				(4,207)	(4,207)
Total derivative assets not designated as hedging	7	6,134	—	(4,207)	1,934
Total trading assets	7,246	8,939	—	(4,207)	11,978
Other assets:
Derivative assets designated as hedging:
Interest rate	—	286	—	—	286
Foreign exchange	—	118	—	—	118
Total derivative assets designated as hedging	—	404	—	—	404
Other assets (c)	595	672	—	—	1,267
Total other assets	595	1,076	—	—	1,671
Assets measured at NAV (c)					155
Total assets	$33,178	$81,570	$—	$(4,207)	$110,696
Percentage of total assets prior to netting	29%	71%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,585	$42	$—	$—	$2,627
Equity instruments	173	—	—	—	173
Derivative liabilities not designated as hedging:
Interest rate	3	1,052	—	—	1,055
Foreign exchange	—	4,789	—	—	4,789
Equity and other contracts	—	28	—	—	28
Netting agreements				(4,092)	(4,092)
Total derivative liabilities not designated as hedging	3	5,869	—	(4,092)	1,780
Total trading liabilities	2,761	5,911	—	(4,092)	4,580
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	151	—	—	151
Total derivative liabilities designated as hedging	—	151	—	—	151
Other liabilities	415	18	—	—	433
Total other liabilities	415	169	—	—	584
Total liabilities	$3,176	$6,080	$—	$(4,092)	$5,164
Percentage of total liabilities prior to netting	34%	66%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 73

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2024					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$4,780	$19,967	$—	$—	$24,747
Agency RMBS	—	19,900	—	—	19,900
U.S. Treasury	16,403	—	—	—	16,403
Agency commercial MBS	—	7,225	—	—	7,225
Foreign covered bonds	—	7,068	—	—	7,068
CLOs	—	5,819	—	—	5,819
Non-agency commercial MBS	—	2,487	—	—	2,487
U.S. government agencies	—	2,289	—	—	2,289
Non-agency RMBS	—	1,478	—	—	1,478
Other ABS	—	615	—	—	615
Total available-for-sale securities	21,183	66,848	—	—	88,031
Trading assets:
Debt instruments	2,268	3,007	—	—	5,275
Equity instruments	5,781	—	—	—	5,781
Derivative assets not designated as hedging:
Interest rate	2	833	—	—	835
Foreign exchange	—	10,559	—	—	10,559
Equity and other contracts	6	137	—	—	143
Netting agreements				(8,612)	(8,612)
Total derivative assets not designated as hedging	8	11,529	—	(8,612)	2,925
Total trading assets	8,057	14,536	—	(8,612)	13,981
Other assets:
Derivative assets designated as hedging:
Interest rate	—	326	—	—	326
Foreign exchange	—	455	—	—	455
Total derivative assets designated as hedging	—	781	—	—	781
Other assets (c)	532	686	—	—	1,218
Total other assets	532	1,467	—	—	1,999
Assets measured at NAV (c)					152
Total assets	$29,772	$82,851	$—	$(8,612)	$104,163
Percentage of total assets prior to netting	26%	74%	—%

Liabilities:
Trading liabilities:
Debt instruments	$1,931	$18	$—	$—	$1,949
Equity instruments	52	—	—	—	52
Derivative liabilities not designated as hedging:
Interest rate	9	1,201	—	—	1,210
Foreign exchange	—	10,636	—	—	10,636
Equity and other contracts	—	51	—	—	51
Netting agreements				(9,033)	(9,033)
Total derivative liabilities not designated as hedging	9	11,888	—	(9,033)	2,864
Total trading liabilities	1,992	11,906	—	(9,033)	4,865
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	12	—	—	12
Total derivative liabilities designated as hedging	—	12	—	—	12
Other liabilities	400	10	—	—	410
Total other liabilities	400	22	—	—	422
Total liabilities	$2,392	$11,928	$—	$(9,033)	$5,287
Percentage of total liabilities prior to netting	17%	83%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
74 BNY

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2025						Dec. 31, 2024
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2024	$1,406	100%	—%	—%	—%	—%	$1,453	98%	2%	—%	—%	—%
2007 and earlier	25	—	100	—	—	—	25	—	100	—	—	—
Total non-agency RMBS	$1,431	98%	2%	—%	—%	—%	$1,478	98%	2%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2025	$2,458	100%	—%	—%	—%	—%	$2,487	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,104	100%	—%	—%	—%	—%	$2,113	100%	—%	—%	—%	—%
UK	928	100	—	—	—	—	911	100	—	—	—	—
Germany	627	100	—	—	—	—	598	100	—	—	—	—
Singapore	576	100	—	—	—	—	554	100	—	—	—	—
Netherlands	488	100	—	—	—	—	465	100	—	—	—	—
Australia	462	100	—	—	—	—	574	100	—	—	—	—
Other	2,018	100	—	—	—	—	1,853	100	—	—	—	—
Total foreign covered bonds	$7,203	100%	—%	—%	—%	—%	$7,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$3,777	100%	—%	—%	—%	—%	$3,383	100%	—%	—%	—%	—%
Germany	2,463	100	—	—	—	—	2,308	100	—	—	—	—
France	1,984	100	—	—	—	—	1,732	100	—	—	—	—
Canada	1,726	100	—	—	—	—	1,463	100	—	—	—	—
Netherlands	1,278	100	—	—	—	—	705	100	—	—	—	—
Belgium	713	100	—	—	—	—	728	100	—	—	—	—
Spain	666	—	2	98	—	—	617	—	2	98	—	—
Finland	621	100	—	—	—	—	527	100	—	—	—	—
Japan	416	—	100	—	—	—	377	—	100	—	—	—
Other (c)	2,086	75	14	4	7	—	1,924	74	15	4	7	—
Supranational	11,815	100	—	—	—	—	10,983	100	—	—	—	—
Total non-U.S. government:	$27,545	94%	3%	3%	—%	—%	$24,747	94%	3%	3%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At March 31, 2025 and Dec. 31, 2024, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $138 million at March 31, 2025 and $135 million at Dec. 31, 2024.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of March 31, 2025 and Dec. 31, 2024 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2025 and/or 2024 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	March 31, 2025				Dec. 31, 2024
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$22	$—	$22	$—	$25	$—	$25
Other assets (b)	—	428	—	428	—	414	—	414
Total assets at fair value on a nonrecurring basis	$—	$450	$—	$450	$—	$439	$—	$439
(a)    The fair value of these loans was unchanged in the first quarter of 2025 and decreased less than $1 million in the fourth quarter of 2024, based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
BNY 75

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2025 and Dec. 31, 2024, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$102,303	$—	$102,303	$102,303
Interest-bearing deposits with banks	—	11,955	—	11,955	11,945
Federal funds sold and securities purchased under resale agreements	—	41,316	—	41,316	41,316
Securities held-to-maturity	10,777	33,866	—	44,643	48,493
Loans (a)	—	69,578	—	69,578	70,504
Other financial assets	5,354	2,299	—	7,653	7,653
Total	$16,131	$261,317	$—	$277,448	$282,214
Liabilities:
Noninterest-bearing deposits	$—	$51,496	$—	$51,496	$51,496
Interest-bearing deposits	—	252,115	—	252,115	257,148
Federal funds purchased and securities sold under repurchase agreements	—	15,663	—	15,663	15,663
Payables to customers and broker-dealers	—	22,244	—	22,244	22,244
Commercial paper	—	1,662	—	1,662	1,662
Borrowings	—	979	—	979	979
Long-term debt	—	30,675	—	30,675	30,869
Total	$—	$374,834	$—	$374,834	$380,061
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$89,546	$—	$89,546	$89,546
Interest-bearing deposits with banks	—	9,617	—	9,617	9,612
Federal funds sold and securities purchased under resale agreements	—	41,146	—	41,146	41,146
Securities held-to-maturity	10,016	34,004	—	44,020	48,596
Loans (a)	—	69,738	—	69,738	70,673
Other financial assets	4,178	2,271	—	6,449	6,449
Total	$14,194	$246,322	$—	$260,516	$266,022
Liabilities:
Noninterest-bearing deposits	$—	$58,267	$—	$58,267	$58,267
Interest-bearing deposits	—	226,799	—	226,799	231,257
Federal funds purchased and securities sold under repurchase agreements	—	14,064	—	14,064	14,064
Payables to customers and broker-dealers	—	20,073	—	20,073	20,073
Commercial paper	—	301	—	301	301
Borrowings	—	941	—	941	941
Long-term debt	—	30,351	—	30,351	30,854
Total	$—	$350,796	$—	$350,796	$355,757
(a)    Does not include the leasing portfolio.

76 BNY

Notes to Consolidated Financial Statements (continued)

Note 15–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2025	Dec. 31, 2024
(in millions)
Assets of consolidated investment management funds:
Trading assets	$898	$846
Other assets	44	45
Total assets of consolidated investment management funds	$942	$891
Liabilities of consolidated investment management funds:
Other liabilities	$13	$5
Total liabilities of consolidated investment management funds	$13	$5

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $29 million at March 31, 2025 and $26 million at Dec. 31, 2024, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2025.

Hedging derivatives

We utilize interest rate swap agreements, including forward starting swaps, to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities, loans and long-term debt to floating interest rates. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest rate and foreign exchange rate changes. In designating interest rate swaps as hedges, we utilize both partial-term and full-term hedge strategies. In addition, the Company utilizes portfolio layer method hedge strategies to manage interest rate risk of certain closed portfolios of fixed rate securities and loans. Throughout the period of a portfolio layer method hedge, basis adjustments are maintained at the portfolio level and are only allocated to individual assets at the time in which the hedge is voluntarily de-designated.

BNY 77

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At March 31, 2025, $32.3 billion par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $32.1 billion.

At March 31, 2025, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $3.1 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At March 31, 2025, $29.0 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $29.0 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into
U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, British pound, Polish zloty, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of March 31, 2025, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $800 million (notional), with a net pre-tax gain of less than $1 million recorded in accumulated other comprehensive income (“OCI”). Over the next 12 months, a gain of less than $1 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2025, forward foreign exchange contracts with notional amounts totaling $11.7 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	1Q25	4Q24	1Q24
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$(398)	$756	$449
Hedged item	Interest income	398	(756)	(449)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	411	(653)	(221)
Hedged item	Interest expense	(411)	653	221
Interest rate fair value hedges of loans
Derivative	Interest income	(11)	47	(1)
Hedged item	Interest income	11	(47)	1
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	(4)	—	2
Gain reclassified from OCI into income	Investment and other revenue	1	2	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(3)	$2	$2

78 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q25	4Q24	1Q24		1Q25	4Q24	1Q24
FX contracts	$(376)	$790	$198	Investment and other revenue	$21	$—	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2025	Dec. 31, 2024	March 31, 2025	Dec. 31, 2024
Available-for-sale securities (b)	$39,155	$40,751	$(1,198)	$(1,650)
Loans (c)	$3,120	$3,162	$4	$(7)
Long-term debt	$28,373	$27,458	$(627)	$(1,042)
(a)    Includes $426 million and $474 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at March 31, 2025 and Dec. 31, 2024, respectively, and $1 million and $5 million of basis adjustment decreases on discontinued hedges associated with long-term debt at March 31, 2025 and Dec. 31, 2024, respectively.
(b)    At March 31, 2025 and Dec. 31, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $14.7 billion and $12.1 billion, respectively, of which the notional amount hedged was $5.9 billion and $6.2 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of March 31, 2025 and Dec. 31, 2024 were an increase of $13 million and a decrease of $92 million, respectively.
(c)    At March 31, 2025 and Dec. 31, 2024, loans included in closed portfolios subject to portfolio layer method hedging were $3.1 billion and $3.2 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged. The cumulative basis adjustment for active hedging relationships associated with such hedges as of March 31, 2025 and Dec. 31, 2024 was an increase of $4 million and a decrease of $7 million, respectively.

The following table summarizes the notional amount and carrying values of our total derivative portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2025	Dec. 31, 2024	March 31, 2025	Dec. 31, 2024	March 31, 2025	Dec. 31, 2024
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$62,443	$66,805	$286	$326	$—	$—
Foreign exchange contracts	12,531	12,048	118	455	151	12
Total derivatives designated as hedging instruments			$404	$781	$151	$12
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$169,298	$169,523	$763	$835	$1,055	$1,210
Foreign exchange contracts	979,586	919,690	5,188	10,559	4,789	10,636
Equity contracts	5,061	5,321	190	143	14	34
Credit contracts	324	324	—	—	14	17
Total derivatives not designated as hedging instruments			$6,141	$11,537	$5,872	$11,897
Total derivatives fair value (d)			$6,545	$12,318	$6,023	$11,909
Effect of master netting agreements (e)			(4,207)	(8,612)	(4,092)	(9,033)
Fair value after effect of master netting agreements			$2,338	$3,706	$1,931	$2,876
(a)    The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the consolidated balance sheet.
(b)    For settled-to-market derivatives at clearing organizations, cash collateral exchanged is deemed a settlement of the derivative on a daily basis. The gross fair value of derivative assets and liabilities has been reduced by these cash settlements.
(c)    The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the consolidated balance sheet.
(d)    Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815, Derivatives and Hedging.
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,086 million and $971 million, respectively, at March 31, 2025, and $1,953 million and $2,374 million, respectively, at Dec. 31, 2024.
BNY 79

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	1Q25	4Q24	1Q24
Foreign exchange revenue	$156	$177	$152
Other trading revenue	71	89	69

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded a loss of $8 million in the first quarter of 2025, a gain of $11 million in the first quarter of 2024 and a loss of $4 million in the fourth quarter of 2024.

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

80 BNY

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

	March 31, 2025	Dec. 31, 2024
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$873	$2,163
Collateral posted	$854	$1,940
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

Potential close-out exposures (fair value) (a)
	March 31, 2025	Dec. 31, 2024
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$23	$40
Baa2/BBB	$310	$646
Ba1/BB+	$1,246	$2,710
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2025 and Dec. 31, 2024, existing collateral arrangements would have required us to post additional collateral of $268 million and $351 million, respectively.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2025
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$883	$711		$172	$40	$—	$132
Foreign exchange contracts	4,814	3,383		1,431	357	—	1,074
Equity and other contracts	176	113		63	—	—	63
Total derivatives subject to netting arrangements	5,873	4,207		1,666	397	—	1,269
Total derivatives not subject to netting arrangements	672	—		672	—	—	672
Total derivatives	6,545	4,207		2,338	397	—	1,941
Reverse repurchase agreements	251,953	228,212	(b)	23,741	23,734	1	6
Securities borrowing	20,047	2,472		17,575	16,744	—	831
Total	$278,545	$234,891		$43,654	$40,875	$1	$2,778
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
BNY 81

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative assets and financial assets at Dec. 31, 2024
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,032	$835		$197	$46	$—	$151
Foreign exchange contracts	10,210	7,698		2,512	132	—	2,380
Equity and other contracts	131	79		52	—	—	52
Total derivatives subject to netting arrangements	11,373	8,612		2,761	178	—	2,583
Total derivatives not subject to netting arrangements	945	—		945	—	—	945
Total derivatives	12,318	8,612		3,706	178	—	3,528
Reverse repurchase agreements	252,941	228,386	(b)	24,555	24,523	1	31
Securities borrowing	18,144	1,553		16,591	15,777	—	814
Total	$283,403	$238,551		$44,852	$40,478	$1	$4,373
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

Offsetting of derivative liabilities and financial liabilities at March 31, 2025				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$729	$439		$290	$41	$—	$249
Foreign exchange contracts	4,686	3,644		1,042	51	—	991
Equity and other contracts	10	9		1	—	—	1
Total derivatives subject to netting arrangements	5,425	4,092		1,333	92	—	1,241
Total derivatives not subject to netting arrangements	598	—		598	—	—	598
Total derivatives	6,023	4,092		1,931	92	—	1,839
Repurchase agreements	240,071	228,212	(b)	11,859	11,856	2	1
Securities lending	6,276	2,472		3,804	3,494	—	310
Total	$252,370	$234,776		$17,594	$15,442	$2	$2,150
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

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2024				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$875	$475		$400	$42	$—	$358
Foreign exchange contracts	9,938	8,533		1,405	208	—	1,197
Equity and other contracts	34	25		9	—	—	9
Total derivatives subject to netting arrangements	10,847	9,033		1,814	250	—	1,564
Total derivatives not subject to netting arrangements	1,062	—		1,062	—	—	1,062
Total derivatives	11,909	9,033		2,876	250	—	2,626
Repurchase agreements	239,957	228,386	(b)	11,571	11,556	2	13
Securities lending	4,046	1,553		2,493	2,277	—	216
Total	$255,912	$238,972		$16,940	$14,083	$2	$2,855
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2025					Dec. 31, 2024
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$185,703	$81	$488	$423	$186,695	$187,227	$196	$739	$742	$188,904
Agency RMBS	45,522	273	325	235	46,355	44,774	71	288	295	45,428
Corporate bonds	124	127	1,780	863	2,894	84	81	1,341	741	2,247
Sovereign debt/sovereign guaranteed	374	1,119	—	—	1,493	123	655	17	—	795
State and political subdivisions	16	22	476	314	828	37	14	414	302	767
U.S. government agencies	190	3	47	102	342	131	—	64	115	310
Other debt securities	33	429	144	9	615	19	278	287	12	596
Equity securities	—	8	466	375	849	—	4	592	314	910
Total	$231,962	$2,062	$3,726	$2,321	$240,071	$232,395	$1,299	$3,742	$2,521	$239,957
Securities lending:
Agency RMBS	$119	$—	$—	$—	$119	$98	$—	$—	$—	$98
Other debt securities	471	—	—	—	471	253	—	—	—	253
Equity securities	5,686	—	—	—	5,686	3,695	—	—	—	3,695
Total	$6,276	$—	$—	$—	$6,276	$4,046	$—	$—	$—	$4,046
Total secured borrowings	$238,238	$2,062	$3,726	$2,321	$246,347	$236,441	$1,299	$3,742	$2,521	$244,003

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2025	Dec. 31, 2024
(in millions)
Lending commitments	$52,511	$52,581
Standby letters of credit (“SBLC”) (a)	1,683	1,641
Commercial letters of credit	50	24
Securities lending indemnifications (b)(c)	562,974	544,601
(a)Net of participations totaling $178 million at March 31, 2025 and $192 million at Dec. 31, 2024.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $62 billion at March 31, 2025 and $60 billion at Dec. 31, 2024.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $61 billion at March 31, 2025 and $59 billion at Dec. 31, 2024.
BNY 83

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.9 billion in less than one year, $20.1 billion in one to five years and $471 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $174 million at March 31, 2025 and $173 million at Dec. 31, 2024. At March 31, 2025, $1.4 billion of the SBLCs will expire within one year and $322 million in one to five years. No SBLCs expire in over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2025	Dec. 31, 2024

Investment grade	68%	67%
Non-investment grade	32%	33%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $50 million at March 31, 2025 and $24 million at Dec. 31, 2024.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $75 million at March 31, 2025 and $72 million at Dec. 31, 2024.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $595 billion at March 31, 2025 and $574 billion at Dec. 31, 2024.

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY and CIBC jointly and severally indemnify securities lenders against specific types of borrower default. At March 31, 2025 and Dec. 31, 2024, $62 billion and $60 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $66 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

84 BNY

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At March 31, 2025, we had no unsettled repurchase agreements and $93.2 billion of unsettled reverse repurchase agreements. At Dec. 31, 2024, we had no unsettled repurchase agreements and $96.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2025. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2025
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.1	$20.0	$23.1
Banks	8.8	1.5	10.3
Asset managers	1.7	7.9	9.6
Insurance	0.1	4.2	4.3
Government	—	0.5	0.5
Other	0.3	0.5	0.8
Total	$14.0	$34.6	$48.6

Commercial portfolio exposure (in billions)	March 31, 2025
	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.2	$4.1	$4.3
Services and other	0.7	3.5	4.2
Manufacturing	0.3	3.8	4.1
Media and telecom	0.1	0.7	0.8
Total	$1.3	$12.1	$13.4

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2025 and Dec. 31, 2024, we have not recorded any material liabilities under these arrangements.

BNY 85

Notes to Consolidated Financial Statements (continued)

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2025 and Dec. 31, 2024, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $740 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:
86 BNY

Notes to Consolidated Financial Statements (continued)

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing LLC: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. Three lawsuits remain against Pershing LLC in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing LLC, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing LLC. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Feb. 26, 2025, ADCAP filed a lawsuit in New York state court against The Bank of New York Mellon Corporation, claiming that it is also liable for Postalis investment losses. On Feb. 27, 2025, we removed the lawsuit to New York federal court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. DTVM appealed and, on June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. DTVM and Ativos further appealed, but their appeal was denied on Dec. 3, 2024. On Aug. 24, 2022, the court dismissed one of the other lawsuits. Postalis
BNY 87

Notes to Consolidated Financial Statements (continued)

appealed that decision, but Postalis’s appeal was denied on Oct. 24, 2023. Postalis further appealed; that further appeal was denied on Oct. 22, 2024. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. DTVM appealed, but that appeal was denied on Aug. 21, 2023. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the Arbitration Court’s jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund appealed. On April 8, 2024, the appellate court reversed the São
Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos appealed; that appeal was denied on April 8, 2024. DTVM and Ativos have further appealed. The arbitration continues during the further appeal. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. Postalis has filed a further appeal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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
88 BNY

Notes to Consolidated Financial Statements (continued)

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

Off-Channel Business-Related Communications
The Company has been responding to requests for information from the SEC and the Commodity Futures Trading Commission concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC and CFTC have been conducting similar inquiries into recordkeeping practices at other financial institutions. On Aug. 14, 2024, the SEC issued an order under which the Company agreed to pay a $40 million penalty and to certain undertakings to resolve the SEC matter. The fine has been paid, and the Company is complying with the other settlement terms. The Company continues to cooperate with the CFTC’s inquiry.

Pershing LLC Rule 15c3-3 Matter
The Company has been responding to investigative requests for information and records from the SEC concerning Pershing LLC’s compliance with its obligations under SEC Rule 15c3-3, among other regulatory rules and statutes. The Company continues to cooperate with the inquiry.

Note 18–Business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 24 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

Business accounting principles

Our business segment data has been determined on an internal management basis of accounting, rather than GAAP, which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Our business segments are consistent with the structure used by the President and Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes, and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when evaluating the performance of each business segment and making decisions about allocating capital and other resources to each business segment.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the first quarter of 2025.

BNY 89

Notes to Consolidated Financial Statements (continued)

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

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
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,670	$1,189	$738	(a)	$34	$3,631	(a)
Net interest income (expense)	630	497	41		(9)	1,159
Total revenue	2,300	1,686	779	(a)	25	4,790	(a)
Provision for credit losses	8	4	2		4	18
Noninterest expense	1,584	866	714		88	3,252
Income (loss) before income taxes	$708	$816	$63	(a)	$(67)	$1,520	(a)
Pre-tax operating margin (b)	31%	48%	8%		N/M	32%
Average assets	$194,901	$129,244	$26,402		$65,297	$415,844
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

90 BNY

Notes to Consolidated Financial Statements (continued)

For the quarter ended Dec. 31, 2024	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,643	$1,193	$826	(a)	$(11)	$3,651	(a)
Net interest income (expense)	681	474	47		(8)	1,194
Total revenue	2,324	1,667	873	(a)	(19)	4,845	(a)
Provision for credit losses	15	9	—		(4)	20
Noninterest expense	1,666	852	700		137	3,355
Income (loss) before income taxes	$643	$806	$173	(a)	$(152)	$1,470	(a)
Pre-tax operating margin (b)	28%	48%	20%		N/M	30%
Average assets	$200,277	$126,919	$26,706		$66,442	$420,344
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
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2025	2024
Transfers from loans to other assets for other real estate owned	$1	$—
Change in assets of consolidated investment management funds	51	42
Change in liabilities of consolidated investment management funds	8	4
Change in nonredeemable noncontrolling interests of consolidated investment management funds	51	61
Securities purchased not settled	102	1,010
Securities sold not settled	—	6
Premises and equipment/operating lease obligations	7	45
Excise tax on share repurchases	2	6

BNY 91

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY, are not guarantees of future results or occurrences, are inherently uncertain and are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in “Risk Factors” in our 2024 Annual Report, such as:
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
BNY 93

Forward-looking Statements (continued)

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
•impacts from geopolitical events, acts of terrorism, war, natural disasters, the physical effects of climate change, pandemics and other
94 BNY

Forward-looking Statements (continued)

similar events may have a negative impact on our business and operations;
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

In addition, recent announcements regarding changes in trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses globally, have significantly affected financial markets and economic conditions. Continued uncertainty, including in trade policies and practices, elevated tariffs, and in operational and policy changes in the governments of the U.S. and other countries could contribute to further market volatility and deteriorating or prolonged weakened economic conditions, which could cause our financial results to differ, possibly materially, from the anticipated results expressed or implied in forward-looking statements contained in this Quarterly Report and other public disclosures of BNY.

Investors should not place undue reliance on any forward-looking statement and should consider all risk factors discussed in the 2024 Annual Report and any subsequent reports filed with the SEC by BNY pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY’s website or any other website referenced herein are not part of this report.
BNY 95

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the first quarter of 2025. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – first quarter of 2025			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2025
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
January 2025	1,423	$84.94	1,423	$5,211
February 2025	5,215	87.03	5,215	4,758
March 2025	2,026	84.65	2,026	4,586
First quarter of 2025 (a)	8,664	$86.13	8,664	$4,586	(b)
(a)    Includes 2.5 million shares repurchased at a purchase price of $215 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $85.63.
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

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares.

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

3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series G Noncumulative Perpetual Preferred Stock, dated May 15, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 19, 2020, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 18, 2021, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on March 10, 2025, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on March 14, 2025, and incorporated herein by reference.
3.10	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Aug. 8, 2023.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 11, 2023, and incorporated herein by reference.
BNY 97

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2025. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
98 BNY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 2, 2025	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY 99