Form 10-Q
period 2025-06-30
Bank of New York Mellon Corp
filed 2025-08-01
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025
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

As of June 30, 2025, 705,240,816 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2025 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2025 and subsequent events	4
Highlights of second quarter 2025 results	5
Fee and other revenue	6
Net interest income	9
Noninterest expense	12
Income taxes	12
Review of business segments	12
Critical accounting estimates	22
Consolidated balance sheet review	22
Liquidity and dividends	31
Capital	35
Trading activities and risk management	39
Asset/liability management	42
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	44
Recent accounting and regulatory developments	48
Website information	49

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	50
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,391	$1,149	$1,143	$2,540	$2,096
Basic earnings per share	$1.95	$1.59	$1.53	$3.54	$2.79
Diluted earnings per share	$1.93	$1.58	$1.52	$3.51	$2.77

Fee and other revenue	$3,825	$3,633	$3,567	$7,458	$7,054
Net interest income	1,203	1,159	1,030	2,362	2,070
Total revenue	$5,028	$4,792	$4,597	$9,820	$9,124

Return on common equity (annualized)	14.7%	12.6%	12.7%	13.7%	11.7%
Return on tangible common equity (annualized) – Non-GAAP (a)	27.8%	24.2%	24.6%	26.0%	22.7%

Fee revenue as a percentage of total revenue	72%	71%	74%	72%	73%

Non-U.S. revenue as a percentage of total revenue	36%	33%	36%	35%	35%

Pre-tax operating margin	37%	32%	33%	34%	31%

Net interest margin	1.27%	1.30%	1.15%	1.29%	1.17%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.27%	1.30%	1.15%	1.29%	1.17%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$55.8	$53.1	$49.5	$55.8	$49.5
Assets under management (“AUM”) at period end (in trillions) (d)	$2.11	$2.01	$2.05	$2.11	$2.05

Average common shares and equivalents outstanding (in thousands):
Basic	714,799	720,951	746,904	718,039	751,961
Diluted	720,007	727,398	751,596	723,826	756,870

Selected average balances:
Interest-earning assets	$375,542	$354,687	$353,633	$365,172	$349,883
Total assets	$438,608	$415,844	$412,499	$427,289	$408,242
Interest-bearing deposits	$250,688	$234,394	$235,878	$242,586	$232,387
Noninterest-bearing deposits	$49,610	$48,141	$48,965	$48,880	$49,457
Long-term debt	$31,805	$31,216	$31,506	$31,512	$31,296
Preferred stock	$5,331	$4,562	$4,343	$4,949	$4,343
Total The Bank of New York Mellon Corporation common shareholders’ equity	$37,892	$36,980	$36,044	$37,438	$35,975

Other information at period end:
Cash dividends per common share	$0.47	$0.47	$0.42	$0.94	$0.84
Common dividend payout ratio	25%	30%	28%	27%	31%
Common dividend yield (annualized)	2.1%	2.3%	2.8%	2.1%	2.8%
Closing stock price per common share	$91.11	$83.87	$59.89	$91.11	$59.89
Market capitalization	$64,254	$60,003	$44,196	$64,254	$44,196
Book value per common share	$54.76	$52.82	$49.46	$54.76	$49.46
Tangible book value per common share – Non-GAAP (a)	$29.57	$28.20	$26.19	$29.57	$26.19
Full-time employees	49,900	51,000	52,000	49,900	52,000
Common shares outstanding (in thousands)	705,241	715,434	737,957	705,241	737,957
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2025	March 31, 2025	Dec. 31, 2024
Average liquidity coverage ratio (“LCR”)	112%	116%	115%
Average net stable funding ratio (“NSFR”)	131%	132%	132%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	11.9%	12.0%	11.7%
Tier 1 capital ratio	15.1	15.3	14.4
Total capital ratio	15.9	16.2	15.3
Standardized Approach:
CET1 ratio	11.5%	11.5%	11.2%
Tier 1 capital ratio	14.5	14.6	13.7
Total capital ratio	15.5	15.7	14.8

Tier 1 leverage ratio	6.1%	6.2%	5.7%
Supplementary leverage ratio (“SLR”)	6.9	6.9	6.5

BNY shareholders’ equity to total assets ratio	9.0%	9.8%	9.9%
BNY common shareholders’ equity to total assets ratio	7.9	8.6	8.9
(a)    Return on tangible common equity and tangible book value per common share, both Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of these Non-GAAP measures.
(b)    See “Net interest income” on page 9 for a reconciliation of this Non-GAAP measure.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $2.0 trillion at June 30, 2025, $1.9 trillion at March 31, 2025 and $1.7 trillion at June 30, 2024.
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

Overview

BNY is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For more than 240 years BNY has partnered alongside clients, putting its expertise and platforms to work to help them achieve their ambitions. Today BNY helps over 90% of Fortune 100 companies and nearly all the top 100 banks globally access the money they need. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of June 30, 2025, BNY oversees $55.8 trillion in assets under custody and/or administration and $2.1 trillion in assets under management.

BNY is the corporate brand of The Bank of New York Mellon Corporation (NYSE: BK). Headquartered in New York City, BNY has been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators. Additional information is available on www.bny.com. Follow on LinkedIn or visit the BNY Newsroom for the latest company news.

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

Clearance and Collateral Management

Key second quarter 2025 and subsequent events

Increase in cash dividend on common stock

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend is expected to be paid on Aug. 7, 2025.

Robin Vince elected Chairman of the Board of Directors

In June 2025, we announced that Robin Vince, Chief Executive Officer, was unanimously elected by the Board of Directors to the additional position of Chairman, effective Sept. 1, 2025.

4 BNY

Highlights of second quarter 2025 results

We reported net income applicable to common shareholders of $1,391 million, or $1.93 per diluted common share, in the second quarter of 2025, including the impact of notable items. Notable items in the second quarter of 2025 include severance expense and reductions in litigation reserves and the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1,397 million (Non-GAAP), or $1.94 (Non-GAAP) per diluted common share, in the second quarter of 2025. Net income applicable to common shareholders was $1,143 million, or $1.52 per diluted common share, in the second quarter of 2024, including the impact of notable items. Notable items in the second quarter of 2024 include a reduction in the FDIC special assessment, severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $1,136 million (Non-GAAP), or $1.51 (Non-GAAP) per diluted common share, in the second quarter of 2024.

The highlights below are based on the second quarter of 2025 compared with the second quarter of 2024, unless otherwise noted.
•Total revenue increased 9%, primarily reflecting:
•Fee revenue increased 7%, primarily reflecting net new business, higher market values, client activity and foreign exchange revenue, and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting favorable seed capital and other investments results, partially offset by higher net securities losses. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 17%, primarily reflecting the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix. (See “Net interest income” on page 9.)
•The provision for credit losses was a benefit of $17 million, primarily driven by property-specific reserve releases related to our commercial real estate exposure. (See “Allowance for credit losses” on page 29.)
•Noninterest expense increased 4%, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses, adjustments to the FDIC special assessment and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings. Excluding notable items, total noninterest expense also increased 4% (Non-GAAP). (See “Noninterest expense” on page 12.)
•Effective tax rate of 22.0%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 14.7% for the second quarter of 2025.
•Return on tangible common equity (“ROTCE”) was 27.8% (Non-GAAP) for the second quarter of 2025.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $55.8 trillion increased 13%, primarily reflecting client inflows, higher market values and the favorable impact of the weaker U.S. dollar.
•AUM of $2.1 trillion increased 3% reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.5% at June 30, 2025, flat compared with March 31, 2025, reflecting an increase in capital, offset by higher risk-weighted assets (“RWA”). (See “Capital” beginning on page 35.)
•Our Tier 1 leverage ratio was 6.1% at June 30, 2025 and 6.2% at March 31, 2025. The decrease reflects higher average assets, partially offset by the increase in capital. (See “Capital” beginning on page 35.)
•Returned $1.2 billion to common shareholders, including $895 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue								YTD25
(dollars in millions, unless otherwise noted)				2Q25 vs.				vs.
	2Q25	1Q25	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Investment services fees	$2,583	$2,411	$2,359	7%	9%	$4,994	$4,637	8%
Investment management and performance fees (a)(b)	758	739	761	3	—	1,497	1,537	(3)
Foreign exchange revenue	213	156	184	37	16	369	336	10
Financing-related fees	51	60	53	(15)	(4)	111	110	1
Distribution and servicing fees	36	37	41	(3)	(12)	73	83	(12)
Total fee revenue	3,641	3,403	3,398	7	7	7,044	6,703	5
Investment and other revenue	184	230	169	N/M	N/M	414	351	N/M
Total fee and other revenue	$3,825	$3,633	$3,567	5%	7%	$7,458	$7,054	6%

Fee revenue as a percentage of total revenue	72%	71%	74%			72%	73%

AUC/A at period end (in trillions) (c)	$55.8	$53.1	$49.5	5%	13%	$55.8	$49.5	13%
AUM at period end (in billions) (d)	$2,106	$2,008	$2,045	5%	3%	$2,106	$2,045	3%
(a)    Beginning in the first quarter of 2025, certain rebate agreements, which were previously recorded as distribution and servicing expense, began to be reflected as a reduction of investment management fees. These amounts totaled approximately $20 million for all quarterly periods presented and impacted the year-over-year variances for investment management and performance fees and related revenue subtotals in the table above.
(b)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $2.0 trillion at June 30, 2025, $1.9 trillion at March 31, 2025 and $1.7 trillion at June 30, 2024.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 7% compared with the second quarter of 2024 and first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher investment services fees and foreign exchange revenue. The increase compared with the first quarter of 2025 primarily reflects higher investment services fees, foreign exchange revenue and investment management and performance fees.

Investment and other revenue increased $15 million compared with the second quarter of 2024 and decreased $46 million compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects favorable seed capital and other investments results, partially offset by higher net securities losses. The decrease compared with the first quarter of 2025 primarily reflects a disposal gain recorded in the first quarter of 2025 and higher net securities losses, partially offset by favorable seed capital results.

Investment services fees

Investment services fees increased 9% compared with the second quarter of 2024 and 7% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher client activity and Depositary Receipts revenue, net new business and higher market values. The increase compared with the first quarter of 2025 primarily reflects higher Depositary Receipts revenue and client activity.

AUC/A totaled $55.8 trillion at June 30, 2025, an increase of 13% compared with June 30, 2024, primarily reflecting client inflows, higher market values and the favorable impact of the weaker U.S. dollar. AUC/A consisted of 37% equity securities and 63% fixed income securities at June 30, 2025 and June 30, 2024.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees were flat compared with the second quarter of 2024 and increased 3% compared with the first quarter of 2025. Compared with the second quarter of 2024, investment management and performance fees reflect the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense), offset by
6 BNY

higher market values, the favorable impact of a weaker U.S. dollar and higher equity investment income. The increase compared with the first quarter of 2025 primarily reflects higher equity investment income and the favorable impact of a weaker U.S. dollar, partially offset by the mix of AUM flows. Performance fees were $10 million in the second quarter of 2025, $8 million in the second quarter of 2024 and $5 million in the first quarter of 2025. On a constant currency basis, investment management and performance fees decreased 2% (Non-GAAP) compared with the second quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of Non-GAAP measures.

AUM was $2.1 trillion at June 30, 2025, an increase of 3% compared with June 30, 2024, reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 16% compared with the second quarter of 2024 and 37% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher volatility and volumes, partially offset by corporate treasury activities. The increase compared with the first quarter of 2025 primarily reflects higher volumes and volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees decreased 4% compared with the second quarter of 2024 and 15% compared with the first quarter of 2025. The decreases compared with the second quarter of 2024 and first quarter of 2025 primarily reflect lower underwriting fees.

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
BNY 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
Income from consolidated investment management funds	$35	$6	$8	$41	$23
Seed capital gains (losses) (a)	8	(6)	—	2	14
Other trading revenue	59	71	77	130	146
Renewable energy investments gains	15	15	8	30	14
Corporate/bank-owned life insurance	35	38	26	73	54
Other investments gains (b)	26	24	30	50	47
Disposal gains	—	40	—	40	—
Expense reimbursements from joint venture	34	31	30	65	57
Other income	7	11	7	18	14
Net securities (losses)	(35)	—	(17)	(35)	(18)
Total investment and other revenue	$184	$230	$169	$414	$351
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the second quarter of 2024 primarily reflects favorable seed capital and other investments (primarily renewable energy and corporate/bank-owned life insurance) results, partially offset by higher net securities losses. The decrease compared with the first quarter of 2025 primarily reflects a disposal gain recorded in the first quarter of 2025 and higher net securities losses, partially offset by favorable seed capital results.

Year-to-date 2025 compared with year-to-date 2024

Fee revenue increased 5% compared with the first six months of 2024, primarily reflecting higher investment services fees and foreign exchange revenue, partially offset by lower investment management and performance fees. The 8% increase in investment services fees primarily reflects higher client activity, net new business, higher market values and Depositary Receipts revenue. Investment management and performance fees decreased 3%, primarily reflecting the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense), partially offset by higher market values. The 10% increase in foreign exchange revenue primarily reflects higher volatility.

Investment and other revenue increased $63 million compared with the first six months of 2024, primarily reflecting a disposal gain recorded in the first quarter of 2025 and higher renewable energy and corporate/bank owned life insurance investment results, partially offset by higher net securities losses.

8 BNY

Net interest income

Net interest income									YTD25
				2Q25 vs.					vs.
(dollars in millions)	2Q25	1Q25	2Q24	1Q25	2Q24		YTD25	YTD24	YTD24
Net interest income	$1,203	$1,159	$1,030	4%	17%		$2,362	$2,070	14%
Add: Tax equivalent adjustment	1	—	1	N/M	N/M		1	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,204	$1,159	$1,031	4%	17%		$2,363	$2,071	14%

Average interest-earning assets	$375,542	$354,687	$353,633	6%	6%		$365,172	$349,883	4%

Net interest margin	1.27%	1.30%	1.15%	(3) bps	12	bps	1.29%	1.17%	12	bps
Net interest margin (FTE) – Non-GAAP (a)	1.27%	1.30%	1.15%	(3) bps	12	bps	1.29%	1.17%	12	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 17% compared with the second quarter of 2024 and 4% compared with the first quarter of 2025. Both increases primarily reflect the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix.

Net interest margin increased 12 basis points compared with the second quarter of 2024 and decreased 3 basis points compared with the first quarter of 2025. The changes compared with the second quarter of 2024 and the first quarter of 2025 primarily reflect the factors mentioned above.

Average interest-earning assets increased 6% compared with the second quarter of 2024 and first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher securities balances and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks. The increase compared with the first quarter of 2025 primarily reflects higher interest-bearing deposits with the Federal Reserve and other central banks and higher securities balances, partially offset by lower federal funds sold and securities purchased under resale agreements.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2025. Approximately 50% of the average non-U.S. dollar deposits in the second quarter of 2025 were euro-denominated.

Year-to-date 2025 compared with year-to-date 2024

Net interest income increased 14% compared with the first six months of 2024, primarily driven by the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 4% compared with the first six months of 2024, primarily reflecting higher federal funds sold and securities purchased under resale agreements and higher securities balances, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks.

BNY 9

Average balances and interest rates	Quarter ended
	June 30, 2025			March 31, 2025			June 30, 2024
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$99,426	$937	3.73%	$86,038	$826	3.84%	$102,257	$1,201	4.65%
Interest-bearing deposits with banks	11,199	87	3.10	10,083	84	3.39	11,210	110	3.91
Federal funds sold and securities purchased under resale agreements (a)	39,522	3,176	32.23	41,166	2,922	28.79	29,013	2,631	36.48
Loans	71,265	1,032	5.81	69,670	999	5.80	68,283	1,119	6.58
Securities:
U.S. government obligations	29,279	265	3.63	26,614	230	3.49	28,347	269	3.82
U.S. government agency obligations	62,874	529	3.36	63,514	519	3.27	62,549	515	3.29
Other securities	54,610	487	3.58	51,403	462	3.62	46,828	472	4.04
Total investment securities	146,763	1,281	3.49	141,531	1,211	3.44	137,724	1,256	3.66
Trading securities (b)	7,367	90	4.84	6,199	81	5.29	5,146	76	5.89
Total securities (b)	154,130	1,371	3.56	147,730	1,292	3.52	142,870	1,332	3.74
Total interest-earning assets (b)	$375,542	$6,603	7.03%	$354,687	$6,123	6.97%	$353,633	$6,393	7.24%
Noninterest-earning assets	63,066			61,157			58,866
Total assets	$438,608			$415,844			$412,499

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$250,688	$1,840	2.95%	$234,394	$1,722	2.98%	$235,878	$2,255	3.85%
Federal funds purchased and securities sold under repurchase agreements (a)	17,485	2,875	65.95	17,566	2,610	60.25	17,711	2,433	55.26
Trading liabilities	2,821	35	4.94	2,063	23	4.56	1,689	23	5.43
Other borrowed funds	432	6	5.06	288	4	5.93	351	8	8.61
Commercial paper	2,511	29	4.56	1,279	14	4.51	954	13	5.54
Payables to customers and broker-dealers	15,494	162	4.19	15,142	157	4.21	12,066	161	5.35
Long-term debt	31,805	452	5.64	31,216	434	5.57	31,506	469	5.92
Total interest-bearing liabilities	$321,236	$5,399	6.74%	$301,948	$4,964	6.66%	$300,155	$5,362	7.18%
Total noninterest-bearing deposits	49,610			48,141			48,965
Other noninterest-bearing liabilities	24,073			23,808			22,839
Total liabilities	394,919			373,897			371,959
Total The Bank of New York Mellon Corporation shareholders’ equity	43,223			41,542			40,387
Noncontrolling interests	466			405			153
Total liabilities and equity	$438,608			$415,844			$412,499
Net interest income (FTE) – Non-GAAP (b)(c)		$1,204			$1,159			$1,031
Net interest margin (FTE) – Non-GAAP (b)(c)			1.27%			1.30%			1.15%
Less: Tax equivalent adjustment		1			—			1
Net interest income – GAAP		$1,203			$1,159			$1,030
Net interest margin – GAAP			1.27%			1.30%			1.15%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $247 billion for the second quarter of 2025, $224 billion for the first quarter of 2025 and $163 billion for the second quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.45% for the second quarter of 2025, 4.46% for the first quarter of 2025 and 5.51% for the second quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.36% for the second quarter of 2025, 4.37% for the first quarter of 2025 and 5.41% for the second quarter of 2024. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY

Average balances and interest rates	Year-to-date
	June 30, 2025			June 30, 2024
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$92,769	$1,763	3.78%	$102,526	$2,420	4.67%
Interest-bearing deposits with banks	10,644	171	3.23	11,467	231	4.04
Federal funds sold and securities purchased under resale agreements (a)	40,340	6,098	30.48	28,016	5,064	36.35
Loans	70,472	2,031	5.80	67,063	2,180	6.53
Securities:
U.S. government obligations	27,954	495	3.56	27,794	519	3.76
U.S. government agency obligations	63,192	1,048	3.32	62,842	1,023	3.26
Other securities	53,015	949	3.60	45,178	907	4.02
Total investment securities	144,161	2,492	3.47	135,814	2,449	3.61
Trading securities (b)	6,786	171	5.05	4,997	145	5.82
Total securities (b)	150,947	2,663	3.54	140,811	2,594	3.69
Total interest-earning assets (b)	$365,172	$12,726	7.01%	$349,883	$12,489	7.15%
Noninterest-earning assets	62,117			58,359
Total assets	$427,289			$408,242

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$242,586	$3,562	2.96%	$232,387	$4,442	3.84%
Federal funds purchased and securities sold under repurchase agreements (a)	17,525	5,485	63.11	16,922	4,676	55.57
Trading liabilities	2,444	58	4.78	1,669	44	5.27
Other borrowed funds	360	10	5.41	427	12	5.59
Commercial paper	1,899	43	4.55	481	13	5.54
Payables to customers and broker-dealers	15,320	319	4.20	12,244	307	5.04
Long-term debt	31,512	886	5.60	31,296	924	5.87
Total interest-bearing liabilities	$311,646	$10,363	6.70%	$295,426	$10,418	7.08%
Total noninterest-bearing deposits	48,880			49,457
Other noninterest-bearing liabilities	23,941			22,922
Total liabilities	384,467			367,805
Total The Bank of New York Mellon Corporation shareholders’ equity	42,387			40,318
Noncontrolling interests	435			119
Total liabilities and equity	$427,289			$408,242
Net interest income (FTE) – Non-GAAP (b)(c)		$2,363			$2,071
Net interest margin (FTE) – Non-GAAP (b)(c)			1.29%			1.17%
Less: Tax equivalent adjustment		1			1
Net interest income – GAAP		$2,362			$2,070
Net interest margin – GAAP			1.29%			1.17%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $236 billion for the first six months of 2025 and $157 billion for the first six months of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.45% for the first six months of 2025 and 5.50% for the first six months of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.37% for the first six months of 2025 and 5.40% for the first six months of 2024. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

BNY 11

Noninterest expense

Noninterest expense								YTD25
				2Q25 vs.				vs.
(dollars in millions)	2Q25	1Q25	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Staff	$1,768	$1,834	$1,720	(4)%	3%	$3,602	$3,577	1%
Software and equipment	527	513	476	3	11	1,040	951	9
Professional, legal and other purchased services	388	366	374	6	4	754	723	4
Sub-custodian and clearing	150	131	134	15	12	281	253	11
Net occupancy	132	136	134	(3)	(1)	268	258	4
Distribution and servicing	63	65	88	(3)	(28)	128	184	(30)
Business development	53	48	50	10	6	101	86	17
Bank assessment charges	22	38	(7)	N/M	N/M	60	10	N/M
Amortization of intangible assets	11	11	13	—	(15)	22	25	(12)
Other	92	110	88	(16)	5	202	179	13
Total noninterest expense	$3,206	$3,252	$3,070	(1)%	4%	$6,458	$6,246	3%

Full-time employees at period end	49,900	51,000	52,000	(2)%	(4)%	49,900	52,000	(4)%
N/M – Not meaningful.

Total noninterest expense increased 4% compared with the second quarter of 2024, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses, adjustments to the FDIC special assessment and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings. Excluding notable items, total noninterest expense also increased 4% (Non-GAAP) compared with the second quarter of 2024. Total noninterest expense decreased 1% compared with the first quarter of 2025, primarily reflecting lower staff expense driven by the annual vesting of stock-based awards to retirement-eligible employees recorded in the first quarter of 2025, efficiency savings and lower litigation reserves, partially offset by the unfavorable impact of the weaker U.S. dollar. Excluding notable items, total noninterest expense also decreased 1% (Non-GAAP) compared with the first quarter of 2025.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of this Non-GAAP measure.

Year-to-date 2025 compared with year-to-date 2024

Total noninterest expense increased 3% compared with the first six months of 2024, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses and adjustments to the FDIC special assessment, partially offset by efficiency savings. Excluding notable items, total noninterest expense also increased 3% (Non-GAAP) compared with the first six months of 2024.
Income taxes

BNY recorded an income tax provision of $404 million (22.0% effective tax rate) in the second quarter of 2025. The income tax provision was $357 million (23.4% effective tax rate) in the second quarter of 2024 and $300 million (19.7% effective tax rate) in the first quarter of 2025.

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
12 BNY

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the second quarter of 2025.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases, reflecting the vesting of long-term stock awards for retirement-eligible employees. The timing of our annual employee merit increases also impacts staff expense. The annual employee merit increases are effective in March. In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth quarter, as that quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At June 30, 2025, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.05 to $0.08.

See Note 18 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY 13

Securities Services business segment

										YTD25
(dollars in millions, unless otherwise noted)						2Q25 vs.				vs.
	2Q25	1Q25	4Q24	3Q24	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Revenue:
Investment services fees:
Asset Servicing	$1,094	$1,062	$1,042	$1,021	$1,018	3%	7%	$2,156	$2,031	6%
Issuer Services	376	267	295	285	322	41	17	643	583	10
Total investment services fees	1,470	1,329	1,337	1,306	1,340	11	10	2,799	2,614	7
Foreign exchange revenue	175	136	147	137	144	29	22	311	268	16
Other fees (a)	60	65	62	57	56	(8)	7	125	115	9
Total fee revenue	1,705	1,530	1,546	1,500	1,540	11	11	3,235	2,997	8
Investment and other revenue	94	140	97	105	104	N/M	N/M	234	203	N/M
Total fee and other revenue	1,799	1,670	1,643	1,605	1,644	8	9	3,469	3,200	8
Net interest income	675	630	681	609	595	7	13	1,305	1,178	11
Total revenue	2,474	2,300	2,324	2,214	2,239	8	10	4,774	4,378	9
Provision for credit losses	(13)	8	15	15	(3)	N/M	N/M	(5)	8	N/M
Noninterest expense (excluding amortization of intangible assets)	1,613	1,578	1,659	1,550	1,547	2	4	3,191	3,077	4
Amortization of intangible assets	7	6	7	7	7	17	—	13	14	(7)
Total noninterest expense	1,620	1,584	1,666	1,557	1,554	2	4	3,204	3,091	4
Income before income taxes	$867	$708	$643	$642	$688	22%	26%	$1,575	$1,279	23%

Pre-tax operating margin	35%	31%	28%	29%	31%			33%	29%

Securities lending revenue (b)	$56	$52	$52	$47	$46	8%	22%	$108	$92	17%

Total revenue by line of business:
Asset Servicing	$1,870	$1,786	$1,797	$1,720	$1,687	5%	11%	$3,656	$3,355	9%
Issuer Services	604	514	527	494	552	18	9	1,118	1,023	9
Total revenue by line of business	$2,474	$2,300	$2,324	$2,214	$2,239	8%	10%	$4,774	$4,378	9%

Selected average balances:
Average loans	$11,327	$11,347	$11,553	$11,077	$11,103	—%	2%	$11,337	$11,154	2%
Average deposits	$185,831	$175,854	$180,843	$180,500	$178,495	6%	4%	$180,870	$176,591	2%

Selected metrics:
AUC/A at period end (in trillions) (c)	$40.1	$38.1	$37.7	$37.5	$35.7	5%	12%
Market value of securities on loan at period end (in billions) (d)	$516	$504	$488	$484	$481	2%	7%

Issuer Services:
Total debt serviced at period end (in trillions)	$14.3	$13.9	$14.1	$14.3	$14.1	3%	1%
Number of sponsored Depositary Receipts programs at period end	482	488	499	507	516	(1)%	(7)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $2.0 trillion at June 30, 2025, $1.9 trillion at March 31, 2025, $1.8 trillion at Dec. 31, 2024, $1.9 trillion at Sept. 30, 2024 and $1.7 trillion at June 30, 2024.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $68 billion at June 30, 2025, $62 billion at March 31, 2025, $60 billion at Dec. 31, 2024, $67 billion at Sept. 30, 2024 and $66 billion at June 30, 2024.
N/M – Not meaningful.

14 BNY

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $40.1 trillion of AUC/A at June 30, 2025. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $5.6 trillion in 35 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

Our Digital Asset Custody platform offers custody and administration services for Bitcoin and Ether for select U.S. institutional clients. Our Digital Assets Funds Services provides accounting and administration, transfer agency and ETF services to digital asset funds. We continue to develop our digital asset capabilities, working closely with clients to address their evolving digital asset needs. As of and for the quarter ended June 30, 2025, our Digital Asset Custody platform and related initiatives had a de minimis impact on our assets, liabilities, revenues and expenses.

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

Review of financial results

AUC/A of $40.1 trillion increased 12% compared with June 30, 2024, primarily reflecting higher market values, client inflows and the favorable impact of the weaker U.S. dollar.

Total revenue of $2.5 billion increased 10% compared with the second quarter of 2024 and 8% compared with the first quarter of 2025. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.9 billion increased 11% compared with the second quarter of 2024 and 5% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher net interest income, foreign exchange revenue, market values and higher client activity. The increase compared with the first quarter of 2025 primarily reflects higher foreign exchange revenue, net interest income and client activity.

Issuer Services revenue of $604 million increased 9% compared with the second quarter of 2024 and 18% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher Depositary Receipts revenue. The increase compared with the first quarter of 2025 primarily reflects higher Depositary Receipts revenue and net interest income, partially offset by the disposal gain recorded in the first quarter of 2025.

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

BNY 15

Noninterest expense of $1.6 billion increased 4% compared with the second quarter of 2024 and 2% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher investments, employee merit increases, higher revenue-related expenses and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings. The increase compared with the first quarter of 2025 primarily reflects revenue-related expenses and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $4.8 billion increased 9% compared with the first six months of 2024. Asset Servicing revenue of $3.7 billion increased 9% compared with the first six months of 2024, primarily reflecting higher net interest income, market values, foreign exchange revenue and higher client activity. Issuer Services revenue of $1.1 billion increased 9%, primarily reflecting higher Depositary Receipts revenue, the disposal gain recorded in the first quarter of 2025 and net new business in Corporate Trust, partially offset by lower net interest income.

Noninterest expense of $3.2 billion increased 4% compared with the first six months of 2024, primarily reflecting higher investments and revenue-related expenses and employee merit increases, partially offset by efficiency savings.
16 BNY

Market and Wealth Services business segment

										YTD25
(dollars in millions, unless otherwise noted)						2Q25 vs.				vs.
	2Q25	1Q25	4Q24	3Q24	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Revenue:
Investment services fees:
Pershing	$513	$503	$516	$475	$474	2%	8%	$1,016	$956	6%
Treasury Services	209	209	206	200	202	—	3	418	386	8
Clearance and Collateral Management	385	362	364	354	338	6	14	747	667	12
Total investment services fees	1,107	1,074	1,086	1,029	1,014	3	9	2,181	2,009	9
Foreign exchange revenue	30	29	27	23	23	3	30	59	47	26
Other fees (a)	63	65	61	58	58	(3)	9	128	116	10
Total fee revenue	1,200	1,168	1,174	1,110	1,095	3	10	2,368	2,172	9
Investment and other revenue	36	21	19	20	23	N/M	N/M	57	40	N/M
Total fee and other revenue	1,236	1,189	1,193	1,130	1,118	4	11	2,425	2,212	10
Net interest income	506	497	474	415	417	2	21	1,003	840	19
Total revenue	1,742	1,686	1,667	1,545	1,535	3	13	3,428	3,052	12
Provision for credit losses	(6)	4	9	7	(2)	N/M	N/M	(2)	3	N/M
Noninterest expense (excluding amortization of intangible assets)	897	865	851	833	832	4	8	1,762	1,665	6
Amortization of intangible assets	—	1	1	1	1	(100)	(100)	1	2	(50)
Total noninterest expense	897	866	852	834	833	4	8	1,763	1,667	6
Income before income taxes	$851	$816	$806	$704	$704	4%	21%	$1,667	$1,382	21%

Pre-tax operating margin	49%	48%	48%	46%	46%			49%	45%

Total revenue by line of business:
Pershing	$739	$719	$705	$649	$663	3%	11%	$1,458	$1,333	9%
Treasury Services	490	477	471	424	426	3	15	967	842	15
Clearance and Collateral Management	513	490	491	472	446	5	15	1,003	877	14
Total revenue by line of business	$1,742	$1,686	$1,667	$1,545	$1,535	3%	13%	$3,428	$3,052	12%

Selected average balances:
Average loans	$44,262	$42,986	$42,217	$42,730	$41,893	3%	6%	$43,627	$40,582	8%
Average deposits	$96,566	$91,905	$90,980	$88,856	$91,371	5%	6%	$94,248	$90,455	4%

Selected metrics:
AUC/A at period end (in trillions) (b)	$15.4	$14.7	$14.1	$14.3	$13.4	5%	15%

Pershing:
AUC/A at period end (in trillions)	$2.8	$2.7	$2.7	$2.7	$2.6	4%	8%
Net new assets (U.S. platform) (in billions) (c)	$(10)	$11	$41	$(22)	$(23)	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	334	298	254	251	280	12%	19%
Average active clearing accounts (in thousands)	8,405	8,406	8,260	8,085	8,057	—%	4%

Treasury Services:
Average daily U.S. dollar payment volumes	246,250	244,673	250,714	242,243	241,253	1%	2%

Clearance and Collateral Management:
Average collateral balances (in billions)	$7,061	$6,576	$6,463	$6,380	$6,085	7%	16%
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

Our Clearance and Collateral Management business clears and settles equity and fixed income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise, which help financial institutions and institutional investors with their financing, risk and balance sheet challenges. We are a leading provider of collateral services with an average of $7.1 trillion serviced globally, including approximately $5.5 trillion of the U.S. tri-party repo market at June 30, 2025.

Review of financial results

AUC/A of $15.4 trillion increased 15% compared with June 30, 2024, primarily reflecting client inflows and higher market values.

Total revenue of $1.7 billion increased 13% compared with the second quarter of 2024 and 3% compared with the first quarter of 2025. The drivers of total revenue by line of business are indicated below.
Pershing revenue of $739 million increased 11% compared with the second quarter of 2024 and 3% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher net interest income, client activity and market values. The increase compared with the first quarter of 2025 primarily reflects higher client activity. Net new assets were $(10) billion in the second quarter of 2025, reflecting the deconversion of a client that was acquired by a self-clearing competitor.

Treasury Services revenue of $490 million increased 15% compared with the second quarter of 2024 and 3% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher net interest income and net new business. The increase compared with the first quarter of 2025 primarily reflects higher net interest income.

Clearance and Collateral Management revenue of $513 million increased 15% compared with the second quarter of 2024 and 5% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher collateral management balances, clearance volumes and net interest income. The increase compared with the first quarter of 2025 primarily reflects higher collateral management balances and clearance volumes.

Noninterest expense of $897 million increased 8% compared with the second quarter of 2024 and 4% compared with the first quarter of 2025. The increase compared with the second quarter of 2024 primarily reflects higher investments and litigation reserves, employee merit increases and higher revenue-related expenses, partially offset by efficiency savings. The increase compared with the first quarter of 2025 primarily reflects higher litigation reserves and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $3.4 billion increased 12% compared with the first six months of 2024. Pershing revenue of $1.5 billion increased 9%, primarily reflecting higher net interest income, market values and client activity. Treasury Services revenue of $1.0 billion increased 15%, primarily reflecting higher net interest income and net new business. Clearance and
18 BNY

Collateral Management revenue of $1.0 billion increased 14%, primarily reflecting higher net interest income, clearance volumes and collateral management balances.

Noninterest expense of $1.8 billion increased 6% compared with the first six months of 2024, primarily reflecting higher investments, employee merit increases and higher litigation reserves, partially offset by efficiency savings.

Investment and Wealth Management business segment

										YTD25
						2Q25 vs.				vs.
(dollars in millions)	2Q25	1Q25	4Q24	3Q24	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Revenue:
Investment management fees (a)	$748	$735	$789	$782	$754	2%	(1)%	$1,483	$1,522	(3)%
Performance fees	10	5	20	13	8	N/M	N/M	15	18	N/M
Investment management and performance fees (b)	758	740	809	795	762	2	(1)	1,498	1,540	(3)
Distribution and servicing fees	69	68	68	68	69	1	—	137	139	(1)
Other fees (c)	(76)	(75)	(64)	(68)	(64)	N/M	N/M	(151)	(124)	N/M
Total fee revenue	751	733	813	795	767	2	(2)	1,484	1,555	(5)
Investment and other revenue (d)	9	5	13	9	11	N/M	N/M	14	28	N/M
Total fee and other revenue (d)	760	738	826	804	778	3	(2)	1,498	1,583	(5)
Net interest income	41	41	47	45	43	—	(5)	82	84	(2)
Total revenue	801	779	873	849	821	3	(2)	1,580	1,667	(5)
Provision for credit losses	—	2	—	1	4	N/M	N/M	2	3	N/M
Noninterest expense (excluding amortization of intangible assets) (a)	649	710	695	668	663	(9)	(2)	1,359	1,399	(3)
Amortization of intangible assets	4	4	5	4	5	—	(20)	8	9	(11)
Total noninterest expense	653	714	700	672	668	(9)	(2)	1,367	1,408	(3)
Income before income taxes	$148	$63	$173	$176	$149	135%	(1)%	$211	$256	(18)%

Pre-tax operating margin	19%	8%	20%	21%	18%			13%	15%
Adjusted pre-tax operating margin – Non-GAAP (e)	20%	9%	22%	23%	20%			15%	17%

Total revenue by line of business:
Investment Management (a)	$531	$505	$585	$569	$549	5%	(3)%	$1,036	$1,125	(8)%
Wealth Management	270	274	288	280	272	(1)	(1)	544	542	—
Total revenue by line of business	$801	$779	$873	$849	$821	3%	(2)%	$1,580	$1,667	(5)%

Selected average balances:
Average loans	$13,991	$13,537	$13,718	$13,648	$13,520	3%	3%	$13,765	$13,536	2%
Average deposits	$9,216	$9,917	$9,967	$10,032	$11,005	(7)%	(16)%	$9,565	$11,185	(14)%
(a)    Beginning in the first quarter of 2025, certain rebate agreements, which were previously recorded as distribution and servicing expense, began to be reflected as a reduction of investment management fees. These amounts totaled approximately $20 million for all quarterly periods presented and impacted the year-over-year variances for investment management fees and related revenue subtotals, noninterest expense and Investment Management total revenue in the table above.
(b)    On a constant currency basis, investment management and performance fees decreased 2% (Non-GAAP) compared with the second quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of this Non-GAAP measure.
(c)    Other fees primarily include investment services fees.
(d)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
(e)    Net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of this Non-GAAP measure.
N/M – Not meaningful.
BNY 19

AUM trends						2Q25 vs.
(dollars in billions)	2Q25	1Q25	4Q24	3Q24	2Q24	1Q25	2Q24
AUM by product type: (a)
Equity	$168	$156	$162	$173	$167	8%	1%
Fixed income	248	234	221	235	221	6	12
Index	488	470	491	498	485	4	1
Liability-driven investments	588	549	548	637	598	7	(2)
Multi-asset and alternative investments	173	167	171	175	173	4	—
Cash	441	432	436	426	401	2	10
Total AUM	$2,106	$2,008	$2,029	$2,144	$2,045	5%	3%

Changes in AUM: (a)
Beginning balance of AUM	$2,008	$2,029	$2,144	$2,045	$2,015
Net inflows (outflows):
Long-term strategies:
Equity	(3)	(3)	(5)	(2)	(4)
Fixed income	5	2	(2)	4	4
Liability-driven investments	—	1	(11)	(4)	4
Multi-asset and alternative investments	(4)	(2)	(2)	(6)	(2)
Total long-term active strategies (outflows) inflows	(2)	(2)	(20)	(8)	2
Index	(22)	(11)	(7)	(16)	(4)
Total long-term strategies (outflows)	(24)	(13)	(27)	(24)	(2)
Short-term strategies:
Cash	7	(5)	12	24	(7)
Total net (outflows)	(17)	(18)	(15)	—	(9)
Net market impact	70	(25)	(45)	58	40
Net currency impact	45	22	(55)	41	(1)
Ending balance of AUM	$2,106	$2,008	$2,029	$2,144	$2,045	5%	3%

Wealth Management client assets (b)	$339	$327	$327	$333	$308	4%	10%
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

Review of financial results

AUM of $2.1 trillion as of June 30, 2025, increased 3% compared with June 30, 2024, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.
Net long-term strategy outflows were $24 billion in the second quarter of 2025, driven by index, multi-asset and alternative and equity investments, partially offset by inflows of fixed income investments. Short-term strategy inflows were $7 billion in the second quarter of 2025. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $801 million decreased 2% compared with the second quarter of 2024 and increased 3% compared with the first quarter of 2025.

Investment Management revenue of $531 million decreased 3% compared with the second quarter of 2024 and increased 5% compared with the first quarter of 2025. The decrease compared with the second quarter of 2024 primarily reflects the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense) (refer to note (a) on page 19), partially offset by higher market values, the favorable impact of the weaker U.S. dollar and higher
20 BNY

equity investment income. The increase compared with the first quarter of 2025 primarily reflects higher seed capital gains, equity investment income and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows.

Wealth Management revenue of $270 million decreased 1% compared with the second quarter of 2024 and 1% compared with the first quarter of 2025. The decrease compared with the second quarter of 2024 primarily reflects lower net interest income and changes in product mix, partially offset by higher market values.

Revenue generated in the Investment and Wealth Management business segment included 29% from non-U.S. sources in the second quarter of 2025, compared with 30% in the second quarter of 2024 and 28% in the first quarter of 2025.

Noninterest expense of $653 million decreased 2% compared with the second quarter of 2024 and 9% compared with the first quarter of 2025. The decrease compared with the second quarter of 2024 primarily reflects lower revenue-related expenses (including the adjustment for certain rebates) and efficiency savings, partially offset by higher severance expense and the unfavorable impact of the weaker U.S. dollar. The decrease compared with the first quarter of 2025 primarily reflects lower revenue-related expenses and efficiency savings, partially offset by the unfavorable impact of the weaker U.S. dollar.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $1.6 billion decreased 5% compared with the first six months of 2024. Investment Management revenue of $1.0 billion decreased 8%, primarily reflecting the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense) (refer to note (a) on page 19), partially offset by higher market values. Wealth Management revenue of $544 million was flat reflecting higher market values, offset by changes in product mix and lower net interest income.

Noninterest expense of $1.4 billion decreased 3% compared with the first six months of 2024, primarily reflecting lower revenue-related expenses (including the adjustment for certain rebates) and efficiency savings, partially offset by higher investments and employee merit increases.

Other segment

(in millions)	2Q25	1Q25	4Q24	3Q24	2Q24	YTD25	YTD24
Fee revenue	$(15)	$(28)	$(20)	$(1)	$(4)	$(43)	$(21)
Investment and other revenue	33	62	9	55	29	95	76
Total fee and other revenue	18	34	(11)	54	25	52	55
Net interest (expense)	(19)	(9)	(8)	(21)	(25)	(28)	(32)
Total revenue	(1)	25	(19)	33	—	24	23
Provision for credit losses	2	4	(4)	—	1	6	13
Noninterest expense	36	88	137	37	15	124	80
(Loss) before income taxes	$(39)	$(67)	$(152)	$(4)	$(16)	$(106)	$(70)

Average loans and leases	$1,685	$1,800	$1,723	$1,750	$1,767	$1,743	$1,791

See page 20 of our 2024 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $1 million compared with the second quarter of 2024 and $26 million compared with the first quarter of 2025. The decrease compared with the first quarter of 2025 primarily reflects net losses on sales of securities.

Noninterest expense increased $21 million compared with the second quarter of 2024 and decreased $52 million compared with the first quarter of 2025. The increase compared with the second quarter of 2024
BNY 21

primarily reflects higher staff expense and the net impact of the adjustments to the FDIC special assessment, partially offset by lower litigation reserves. The decrease compared with the first quarter of 2025 primarily reflects lower litigation reserves and severance expense.

Year-to-date 2025 compared with year-to-date 2024

Loss before income taxes increased $36 million compared with the first six months of 2024, primarily driven by higher noninterest expense. Noninterest expense increased $44 million compared with the first six months of 2024, primarily reflecting higher staff-related expense and the net impact of the adjustments to the FDIC special assessment, partially offset by lower litigation reserves.

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

In the second quarter of 2025, due to the results of the first quarter 2025 interim and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the
Investment Management reporting unit, which had $6.2 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 11%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of June 30, 2025. The discount rate applied to these cash flows was 10%.

As of June 30, 2025, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

In the second quarter of 2025, we also performed our annual goodwill impairment test on the remaining six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2025. The discount rate applied to these cash flows was 10%.

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
22 BNY

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

At June 30, 2025, total assets were $486 billion, compared with $416 billion at Dec. 31, 2024. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, securities and federal funds sold and securities purchased under resale agreements, partially offset by lower trading assets. Deposits totaled $346 billion at June 30, 2025, compared with $290 billion at Dec. 31, 2024. The increase reflects higher interest-bearing deposits and noninterest-bearing deposits. Total interest-bearing deposits as a percentage of total interest-earning assets were 66% at June 30, 2025 and 65% at Dec. 31, 2024.

At June 30, 2025, available funds totaled $199 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $144 billion at Dec. 31, 2024. Total available funds as a percentage of total assets was 41% at June 30, 2025 and 35% at Dec. 31, 2024. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $147 billion, or 30% of total assets, at June 30, 2025, compared with $137 billion, or 33% of total assets, at Dec. 31, 2024. The increase primarily reflects higher U.S. Treasury, non-U.S. government and unrealized pre-tax gains in the first six months of 2025, partially offset by lower U.S. government agencies. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $73 billion, or 15% of total assets, at June 30, 2025, compared with $72 billion, or 17% of total assets, at Dec. 31, 2024. The increase was primarily driven by higher margin loans. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $33 billion at June 30, 2025 and $31 billion at Dec. 31, 2024. Issuances and an increase in the fair value of hedged long‐term debt were partially offset by maturities and redemptions. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $44 billion at June 30, 2025 and $41 billion at Dec. 31, 2024. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposure by country (excluding the U.S.) as of June 30, 2025, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

The country risk exposure below reflects the Company’s risk to an immediate default of the counterparty or obligor based on the country of residence of the entity which incurs the liability. If there is credit risk mitigation, the country of residence of the entity providing the risk mitigation is the country of risk. The country of risk for securities is generally based on the domicile of the issuer of the security. The country risk exposure below does not reflect exposure that might arise from certain commitments and contingent liabilities set forth in Note 17 of the Notes to Consolidated Financial Statements.

BNY 23

Country risk exposure at June 30, 2025	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
Germany	$16.2	$0.3		$0.7	$3.6	$0.2	$21.0
United Kingdom (“UK”)	10.3	0.5		1.3	6.7	1.7	20.5
Japan	6.4	0.9		—	0.5	0.3	8.1
Canada	—	1.0		—	4.1	1.9	7.0
Netherlands	1.9	—		0.4	3.2	0.1	5.6
Belgium	3.3	0.6		0.2	1.1	0.1	5.3
France	—	—		0.2	3.2	0.6	4.0
Australia	—	2.0		0.3	0.7	0.5	3.5
Luxembourg	0.2	0.2		1.3	0.1	1.4	3.2
South Korea	0.1	—		2.2	0.2	0.6	3.1
Total Top 10 country exposure	$38.4	$5.5		$6.6	$23.4	$7.4	$81.3	(d)

Select country exposure:
Brazil	$—	$—		$1.1	$0.1	$0.2	$1.4
Russia	—	1.0	(e)	—	—	—	1.0
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

The war in Ukraine has increased our focus on Russia. The country risk exposure to Russia consists of cash balances related to our Securities Services businesses and may increase in the future to the extent cash is allocated for the benefit of our clients that is subject to distribution restrictions. BNY has ceased new banking business in Russia and suspended investment management purchases of Russian securities.

Russian securities included in our AUC/A and AUM at June 30, 2025 continue to be insignificant as a percentage of the total AUC/A and AUM, respectively. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

We are monitoring our exposure to Israel as part of our internal country risk management process. At June 30, 2025, our total exposure to Israel was $323 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

24 BNY

The following table shows the distribution of our total securities portfolio.

Securities portfolio	March 31, 2025	2Q25 change in unrealized gain (loss)	June 30, 2025		Fair value as a % of amortized cost (a)	Unrealized (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency residential mortgage-backed securities (“RMBS”)	$44,912	$204	$47,440	$44,277	93%	$(3,163)		20%	100%	—%	—%	—%	—%
Non-U.S. government (d)	33,025	191	34,090	34,047	100	(43)		24	94	4	2	—	—
U.S. Treasury	27,898	62	30,068	29,732	99	(336)		41	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	10,197	51	10,272	9,935	97	(337)		44	100	—	—	—	—
Foreign covered bonds (e)	7,856	27	8,460	8,443	100	(17)		36	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	7,844	10	8,062	8,061	100	(1)		100	100	—	—	—	—
U.S. government agencies	5,391	32	5,139	4,906	95	(233)		24	100	—	—	—	—
Non-agency commercial MBS	2,458	19	2,486	2,369	95	(117)		48	100	—	—	—	—
Non-agency RMBS	1,445	3	1,567	1,427	91	(140)		39	100	—	—	—	—
Other asset-backed securities (“ABS”)	499	5	454	426	94	(28)		20	100	—	—	—	—
Other debt securities	10	—	11	10	91	(1)		—	—	—	—	—	100
Total securities	$141,535	$604	$148,049	$143,633	97%	$(4,416)	(f)	33%	99%	1%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $901 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, France, Germany and the Netherlands.
(e)    Primarily consists of exposure to Canada, the UK, the Netherlands and Germany.
(f)    At June 30, 2025, includes pre-tax net unrealized losses of $981 million related to available-for-sale securities, net of hedges, and $3,435 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $746 million and the after-tax equivalent related to held-to-maturity securities is $2,621 million.

The fair value of our securities portfolio was $143.6 billion at June 30, 2025, compared with $132.1 billion at Dec. 31, 2024. The increase primarily reflects higher U.S. Treasury, non-U.S. government and unrealized pre-tax gains in the first six months of 2025, partially offset by lower U.S. government agencies.

At June 30, 2025, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $4.4 billion, compared with $6.2 billion at Dec. 31, 2024. The improvement in the unrealized loss, including the impact of related hedges, primarily reflects the impact of lower interest rates.

The fair value of the available-for-sale securities totaled $98.7 billion at June 30, 2025, or 69% of the securities portfolio. The fair value of the held-to-maturity securities totaled $45.0 billion at June 30, 2025, or 31% of the securities portfolio.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $746 million at June 30, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the impact of lower interest rates.

At June 30, 2025, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2024.

See Note 3 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 14 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.
BNY 25

The following table presents the net premium (discount) and net amortization (accretion) related to the securities portfolio.

Net premium (discount) and net amortization (accretion) related to the securities portfolio (a)
(in millions)	2Q25	1Q25	2Q24
Net purchase premium (discount) that is amortizable (accretable)	$(1,289)	$(1,285)	$344
Net amortization (accretion) (b)	$(45)	$(24)	$9
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, there was a net accretion of $105 million in the second quarter of 2025, $82 million in the first quarter of 2025 and $25 million in the second quarter of 2024.

Loans

Total exposure – consolidated	June 30, 2025			Dec. 31, 2024
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$13.1	$35.3	$48.4	$13.2	$35.2	$48.4
Commercial	1.3	12.1	13.4	1.4	11.9	13.3
Wealth management loans	9.2	0.7	9.9	8.7	0.7	9.4
Wealth management mortgages	8.8	0.2	9.0	8.9	0.2	9.1
Commercial real estate	6.9	3.0	9.9	6.8	3.1	9.9
Lease financings	0.2	—	0.2	0.6	—	0.6
Other residential mortgages	1.4	—	1.4	1.1	—	1.1
Overdrafts	3.2	—	3.2	3.5	—	3.5
Capital call financing	5.1	3.0	8.1	5.2	3.1	8.3
Other	3.6	—	3.6	3.1	—	3.1
Margin loans	20.3	0.4	20.7	19.1	—	19.1
Total	$73.1	$54.7	$127.8	$71.6	$54.2	$125.8

At June 30, 2025, our total lending-related exposure was $127.8 billion, an increase of 2%, compared with Dec. 31, 2024, primarily reflecting higher exposure in the margin loans, wealth management loans and the other loans portfolios, partially offset by lower lease financings.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 48% of our total exposure at June 30, 2025 and 49% at Dec. 31, 2024. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2025					Dec. 31, 2024
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.3	$20.1	$23.4	100%	99%	$2.3	$20.3	$22.6
Asset managers	1.7	8.1	9.8	96	74	1.8	8.4	10.2
Banks	7.9	1.6	9.5	84	94	8.9	1.4	10.3
Insurance	0.1	4.2	4.3	100	8	—	4.2	4.2
Government	—	0.6	0.6	100	18	—	0.4	0.4
Other	0.1	0.7	0.8	100	39	0.2	0.5	0.7
Total	$13.1	$35.3	$48.4	96%	83%	$13.2	$35.2	$48.4

The financial institutions portfolio exposure was $48.4 billion at June 30, 2025 and Dec. 31, 2024, reflecting higher exposure in the securities industry portfolio, offset by lower exposure in the banks portfolio.

26 BNY

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2025. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 83% of the exposures expiring within one year. At June 30, 2025 and Dec. 31, 2024, 18% of the exposure to financial institutions had an expiration within 90 days.

In addition, 68% of the financial institutions exposure was secured at June 30, 2025. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.
At June 30, 2025, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.5 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 28% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short term in nature, with 94% due in less than one year. The investment grade percentage of our banks exposure was 84% at June 30, 2025, compared with 85% at Dec. 31, 2024. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high quality, with 96% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2025. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2025					Dec. 31, 2024
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.1	$4.2	$4.3	93%	5%	$0.2	$4.1	$4.3
Services and other	0.8	3.4	4.2	98	28	0.7	3.5	4.2
Manufacturing	0.3	3.8	4.1	97	15	0.5	3.5	4.0
Media and telecom	0.1	0.7	0.8	81	—	—	0.8	0.8
Total	$1.3	$12.1	$13.4	95%	15%	$1.4	$11.9	$13.3

The commercial portfolio exposure was $13.4 billion at June 30, 2025, an increase of 1% from Dec. 31, 2024, driven by higher exposure in the manufacturing portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2025	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024
Financial institutions	96%	96%	96%	96%	97%
Commercial	95%	96%	96%	97%	96%

Wealth management loans

Our wealth management loan exposure was $9.9 billion at June 30, 2025, compared with $9.4 billion at Dec. 31, 2024. Wealth management loans primarily consist of loans to high-net-worth
BNY 27

individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.0 billion at June 30, 2025, compared with $9.1 billion at Dec. 31, 2024. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Less than 1% of the mortgages were past due at June 30, 2025.

At June 30, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2025		Dec. 31, 2024
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.3	88%	$4.2	88%
Office	2.4	75	2.4	75
Retail	0.8	61	0.7	58
Mixed use	0.7	32	0.7	32
Healthcare	0.7	44	0.7	43
Hotels	0.6	35	0.6	33
Other	0.4	63	0.6	65
Total commercial real estate	$9.9	71%	$9.9	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $9.9 billion at June 30, 2025 and Dec. 31, 2024. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At June 30, 2025, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At June 30, 2025, our commercial real estate portfolio consisted of the following concentrations: New York metro – 34%; REITs and real estate operating companies – 28%; and other – 38%.

Lease financings

The lease financings portfolio exposure totaled $154 million at June 30, 2025, compared with $603 million at Dec. 31, 2024. At June 30, 2025, all of leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily concentrated in the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.4 billion at June 30, 2025, compared with $1.1 billion at Dec. 31, 2024.

28 BNY

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

Margin loans

Margin loan exposure of $20.7 billion at June 30, 2025, compared with $19.1 billion at Dec. 31, 2024 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8 billion at June 30, 2025 and Dec. 31, 2024, related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	June 30, 2025	March 31, 2025	Dec. 31, 2024	June 30, 2024
(dollars in millions)
Beginning balance of allowance for credit losses	$401	$392	$401	$440
Provision for credit losses	(17)	18	20	—
Net (charge-offs) recoveries:
Loans:
Commercial real estate	(5)	(10)	(29)	(43)
Other residential mortgages	—	1	—	—
Other financial instruments	—	—	—	(1)
Net (charge-offs)	(5)	(9)	(29)	(44)
Ending balance of allowance for credit losses	$379	$401	$392	$396

Allowance for loan losses	$275	$295	$294	$286
Allowance for lending-related commitments	70	75	72	73
Allowance for other financial instruments (a)	34	31	26	37
Total allowance for credit losses	$379	$401	$392	$396

Total loans, at period end	$73,096	$71,404	$71,570	$70,642

Allowance for loan losses as a percentage of total loans	0.38%	0.41%	0.41%	0.40%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.47%	0.52%	0.51%	0.51%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

Provision for credit losses was a benefit of $17 million in the second quarter of 2025, primarily driven by property-specific reserve releases in our commercial real estate portfolio.

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

Allocation of allowance for loan losses and lending-related commitments (a)	June 30, 2025		March 31, 2025		Dec. 31, 2024		June 30, 2024
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$291	84%	$326	88%	$315	86%	$298	83%
Financial institutions	25	7	16	4	19	5	21	6
Commercial	13	4	15	4	20	5	27	7
Capital call financing	7	2	4	1	3	1	3	1
Wealth management mortgages	6	1	6	1	6	1	6	1
Other residential mortgages	2	1	2	1	2	1	3	1
Wealth management loans	1	1	1	1	1	1	1	1
Total	$345	100%	$370	100%	$366	100%	$359	100%
(a)    The allowance allocated to lease financing, margin loans, overdrafts and other loans was insignificant at June 30, 2025, March 31, 2025, Dec. 31, 2024 and June 30, 2024. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $45 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $85 million. Our multi-scenario-based macroeconomic forecast used in determining the June 30, 2025 allowance for credit losses consisted of three scenarios. The baseline scenario reflects slowing GDP growth through the end of 2025 before accelerating next year, slightly increasing unemployment through the end of 2025 and stable commercial real estate prices through the end of 2025. The upside scenario reflects higher GDP growth through the end of 2025 before moderating, declining unemployment through the end of 2025 and slightly increasing commercial real estate prices through the end of 2025 compared with the baseline. The downside scenario contemplates negative GDP growth through the end of 2025, rapidly increasing unemployment through the end of 2025 and sharply lower commercial real estate prices through the end of 2025 compared with the baseline. At June 30, 2025, we placed equal weighting on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at June 30, 2025, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $108 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2025	Dec. 31, 2024
(dollars in millions)
Nonperforming loans:
Commercial real estate	$131	$143
Other residential mortgages	18	19
Wealth management mortgages	10	15
Total nonperforming loans	159	177
Other assets owned	2	2
Total nonperforming assets	$161	$179
Nonperforming assets ratio	0.22%	0.25%
Allowance for loan losses/nonperforming loans	173.0	166.1
Allowance for loan losses/nonperforming assets	170.8	164.2
Allowance for loan losses and lending-related commitments/nonperforming loans	217.0	206.8
Allowance for loan losses and lending-related commitments/nonperforming assets	214.3	204.5

30 BNY

Deposits

Total deposits were $346.4 billion at June 30, 2025, an increase of 20%, compared with $289.5 billion at Dec. 31, 2024. The increase reflects higher interest-bearing deposits and noninterest-bearing deposits.

Noninterest-bearing deposits were $67.7 billion at June 30, 2025, compared with $58.3 billion at Dec. 31, 2024. Interest-bearing deposits were primarily demand deposits and totaled $278.7 billion at June 30, 2025, compared with $231.3 billion at Dec. 31, 2024.

Short-term borrowings

We fund our operations primarily through deposits and, to a lesser extent, other short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper and other borrowed funds. Certain short-term borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

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
BNY 31

The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2025	Dec. 31, 2024	Average
(dollars in millions)			2Q25	1Q25	2Q24	YTD25	YTD24
Cash and due from banks	$5,699	$4,178	$5,042	$4,722	$5,556	$4,883	$5,518
Interest-bearing deposits with the Federal Reserve and other central banks	135,602	89,546	99,426	86,038	102,257	92,769	102,526
Interest-bearing deposits with banks	12,069	9,612	11,199	10,083	11,210	10,644	11,467
Federal funds sold and securities purchased under resale agreements	45,547	41,146	39,522	41,166	29,013	40,340	28,016
Total available funds	$198,917	$144,482	$155,189	$142,009	$148,036	$148,636	$147,527
Total available funds as a percentage of total assets	41%	35%	35%	34%	36%	35%	36%

Total available funds were $198.9 billion at June 30, 2025, compared with $144.5 billion at Dec. 31, 2024. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $22.2 billion for the first six months of 2025, compared with $19.5 billion for the first six months of 2024. The increase primarily reflects higher commercial paper and trading liabilities.

Average interest-bearing domestic deposits were $145.3 billion for the first six months of 2025, compared with $140.6 billion for the first six months of 2024. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $97.3 billion for the first six months of 2025, compared with $91.8 billion for the first six months of 2024. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $15.3 billion for the first six months of 2025 and $12.2 billion for the first six months of 2024.
Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.5 billion for the first six months of 2025 and $31.3 billion for the first six months of 2024.

Average noninterest-bearing deposits decreased to $48.9 billion for the first six months of 2025 from $49.5 billion for the first six months of 2024, primarily reflecting client activity.

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

Credit ratings at June 30, 2025
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
NR – Not rated.

In May 2025, Moody’s Ratings (“Moody’s”) announced that it had downgraded the U.S. government’s long-term issuer rating to Aa1 from Aaa and changed the outlook to stable from negative. This ratings action triggered downgrades to certain ratings and assessments for several issuers that had previously incorporated U.S. government support uplift in the ratings and assessments. As a result, the long-term senior unsecured debt ratings and issuer ratings for certain BNY rated bank subsidiaries were downgraded to Aa2 with an outlook of stable from Aa1 with an outlook of negative.

Long-term debt totaled $33.4 billion at June 30, 2025 and $30.9 billion at Dec. 31, 2024. Issuances totaling $5.8 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities and redemptions of $3.9 billion. Long-term debt of $400 million will mature in the remainder of 2025.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2025 and Dec. 31, 2024, $2.5 billion and $1.0 billion, respectively, of notes were outstanding. At June 30, 2025 and Dec. 31, 2024, $6.3 billion and $1.1 billion, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was $2.4 billion and $301 million of commercial paper outstanding at June 30, 2025 and Dec. 31, 2024, respectively. The average commercial paper outstanding was $1.9 billion for the first six months of 2025 and $481 million for the first six months of 2024.

Subsequent to June 30, 2025, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $1.3 billion, without the need for a regulatory waiver. In addition, at June 30, 2025, non-bank subsidiaries of the Parent had liquid assets of approximately $2.5 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2024 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the second quarter of 2025.
BNY 33

Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $118 million. Both of these lines are guaranteed by the Parent. Average borrowings across these lines were less than $1 million in the second quarter of 2025.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 72% of total revenue in the second quarter of 2025, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 121.5% at June 30, 2025 and 119.7% at Dec. 31, 2024, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2025, a quarterly dividend of $0.47 per common share was paid to common shareholders. Our common stock dividend payout ratio was 25% for the second quarter of 2025.

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend is expected to be paid on Aug. 7, 2025.

In the second quarter of 2025, we repurchased 10.4 million common shares at an average price of $86.21 per common share, for a total cost of $895 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	June 30, 2025	March 31, 2025
(dollars in billions)
Cash (a)	$136	$102
Securities (b)	103	100
Total consolidated HQLA (c)	$239	$202

Total consolidated HQLA – average (c)	$199	$179
Average consolidated LCR	112%	116%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $170 billion at June 30, 2025 and $141 billion at March 31, 2025, and averaged $135 billion for the second quarter of 2025 and $123 billion for the first quarter of 2025.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2025.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 131% for the second quarter of 2025 and 132% for the first quarter of 2025.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the second quarter of 2025.

34 BNY

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

Net cash provided by operating activities was $2.6 billion in the six months ended June 30, 2025, compared with net cash used for operating activities of $551 million in the six months ended June 30, 2024. In the six months ended June 30, 2025, cash flows provided by operating activities primarily resulted from earnings and changes in trading assets and liabilities, partially offset by changes in accruals and other, net. In the six months ended June 30, 2024, cash flows used for operating activities primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings.

Net cash used for investing activities was $54.6 billion in the six months ended June 30, 2025, compared with $21.3 billion in the six months ended June 30, 2024. In the six months ended June 30, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, securities and federal funds sold and securities purchased under resale agreements. In the six months ended June 30, 2024, net cash used for investing activities primarily resulted from changes in securities, interest-bearing deposits with the Federal Reserve and other central banks and loans.

Net cash provided by financing activities was $54.4 billion in the six months ended June 30, 2025, compared with $21.0 billion in the six months ended June 30, 2024 and primarily resulted from changes in deposits.

Capital

Capital data	June 30, 2025	March 31, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	9.0%	9.8%	9.9%
BNY common shareholders’ equity to total assets ratio	7.9%	8.6%	8.9%
Total BNY shareholders’ equity	$43,950	$43,119	$41,318
Total BNY common shareholders’ equity	$38,619	$37,788	$36,975
BNY tangible common shareholders’ equity – Non-GAAP (a)	$20,851	$20,173	$19,412
Book value per common share	$54.76	$52.82	$51.52
Tangible book value per common share – Non-GAAP (a)	$29.57	$28.20	$27.05
Closing stock price per common share	$91.11	$83.87	$76.83
Market capitalization	$64,254	$60,003	$55,139
Common shares outstanding	705,241	715,434	717,680

Quarterly:
Cash dividends per common share	$0.47	$0.47	$0.47
Common dividend payout ratio	25%	30%	31%
Common dividend yield (annualized)	2.1%	2.3%	2.4%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $44.0 billion at June 30, 2025 and $41.3 billion at Dec. 31, 2024. The increase primarily reflects capital generated through earnings, the issuance of preferred stock and improvements in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends.
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
BNY 35

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

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $746 million at June 30, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the impact of lower interest rates.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. In the first six months of 2025, we repurchased 19.1 million common shares at an average price of $86.17 per common share for a total cost of $1.6 billion.

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend is expected to be paid on Aug. 7, 2025.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of June 30, 2025 and Dec. 31, 2024, BNY and our U.S. bank subsidiaries were “well capitalized.”

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
36 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2025					March 31, 2025	Dec. 31, 2024
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		11.9%	12.0%	11.7%
Tier 1 capital ratio	6%		10		15.1	15.3	14.4
Total capital ratio	10		12		15.9	16.2	15.3
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.5%	11.5%	11.2%
Tier 1 capital ratio	6%		10		14.5	14.6	13.7
Total capital ratio	10		12		15.5	15.7	14.8
Tier 1 leverage ratio	N/A	(c)	4		6.1	6.2	5.7
SLR (d)	N/A	(c)	5		6.9	6.9	6.5

The Bank of New York Mellon regulatory capital ratios: (b)
CET1 ratio	6.5%		7%		17.6%	17.3%	16.1%
Tier 1 capital ratio	8		8.5		17.6	17.3	16.1
Total capital ratio	10		10.5		17.6	17.4	16.3
Tier 1 leverage ratio	5		4		6.9	7.0	6.3
SLR (d)	6		3		8.2	8.1	7.6
(a)    Minimum requirements for June 30, 2025 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.5% at June 30, 2025 and 11.2% at Dec. 31, 2024. The increase primarily reflects capital generated through earnings and a net increase in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends and higher RWAs.

The Tier 1 leverage ratio was 6.1% at June 30, 2025 and 5.7% at Dec. 31, 2024. The increase primarily reflects the increase in capital, partially offset by higher average assets.

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

Capital components and risk-weighted assets
	June 30, 2025	March 31, 2025	Dec. 31, 2024
(in millions)
CET1:
Common shareholders’ equity	$38,619	$37,788	$36,975
Adjustments for:
Goodwill and intangible assets (a)	(17,768)	(17,615)	(17,563)
Net pension fund assets	(375)	(351)	(333)
Embedded goodwill	(262)	(254)	(254)
Deferred tax assets	(64)	(58)	(62)
Other	(1)	(5)	(4)
Total CET1	20,149	19,505	18,759
Other Tier 1 capital:
Preferred stock	5,331	5,331	4,343
Other	(8)	(53)	(63)
Total Tier 1 capital	$25,472	$24,783	$23,039
Tier 2 capital:
Subordinated debt	$1,398	$1,398	$1,398
Allowance for credit losses	379	401	392
Other	(6)	(1)	(11)
Total Tier 2 capital – Standardized Approach	1,771	1,798	1,779
Excess of expected credit losses	33	66	109
Less: Allowance for credit losses	379	401	392
Total Tier 2 capital – Advanced Approaches	$1,425	$1,463	$1,496
Total capital:
Standardized Approach	$27,243	$26,581	$24,818
Advanced Approaches	$26,897	$26,246	$24,535

Risk-weighted assets:
Standardized Approach	$175,668	$169,262	$167,786
Advanced Approaches:
Credit Risk	$97,342	$92,972	$90,076
Market Risk	4,343	3,874	4,808
Operational Risk	67,063	65,388	65,588
Total Advanced Approaches	$168,748	$162,234	$160,472

Average assets for Tier 1 leverage ratio	$420,131	$397,513	$402,069
Total leverage exposure for SLR	$369,838	$359,666	$353,523
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q25
(in millions)
CET1 – Beginning of period	$19,505
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,391
Goodwill and intangible assets, net of related deferred tax liabilities	(153)
Gross CET1 generated	1,238
Capital returned:
Common stock repurchases	(895)
Common stock dividends (a)	(346)
Total capital returned	(1,241)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	139
Foreign currency translation	425
Unrealized (loss) on cash flow hedges	(4)
Defined benefit plans	6
Total other comprehensive gain	566
Additional paid-in capital (b)	124
Other additions (deductions):
Net pension fund assets	(24)
Embedded goodwill	(8)
Deferred tax assets	(6)
Other	(5)
Total other (deductions)	(43)
Net CET1 generated	644
CET1 – End of period	$20,149
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2025 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2025
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	6		8
Advanced Approaches	6		9

Total capital:
Standardized Approach	6		9
Advanced Approaches	6		10

Tier 1 leverage	2		1

SLR	3		2
38 BNY

Stress capital buffer

In August 2024, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2024 through Sept. 30, 2025. The SCB replaced the static 2.5% capital conservation buffer for Standardized Approach capital ratios for CCAR BHCs. The SCB does not apply to bank subsidiaries, which remain subject to the static 2.5% capital conservation buffer. In June 2025, the Federal Reserve notified BNY that its preliminary SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2025 through Sept. 30, 2026 under the current capital plan rule. See “Supervision and Regulation” in our 2024 Annual Report and “Recent regulatory and other developments” beginning on page 48 for additional information.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2025
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	31.2%
As a percentage of total leverage exposure	7.5%	9.5%	14.8%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	15.1%
As a percentage of total leverage exposure	4.5%	N/A	7.2%
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
BNY 39

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

VaR (a)	2Q25			June 30, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$2.6	$4.3	$3.0
Foreign exchange	3.7	2.4	5.2	2.7
Equity	0.2	0.1	1.6	0.1
Credit	1.4	0.9	2.4	1.5
Diversification	(6.1)	N/M	N/M	(5.0)
Overall portfolio	2.6	1.7	4.5	2.3

VaR (a)	1Q25			March 31, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$2.6	$2.1	$3.3	$2.6
Foreign exchange	2.5	1.7	3.3	2.9
Equity	0.2	—	0.5	0.3
Credit	1.4	1.0	1.8	1.3
Diversification	(5.0)	N/M	N/M	(4.8)
Overall portfolio	1.7	1.3	2.4	2.3

VaR (a)	2Q24			June 30, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$2.0	$3.8	$2.1
Foreign exchange	2.2	1.6	2.9	1.9
Equity	0.1	—	0.2	0.1
Credit	1.4	0.9	1.8	1.1
Diversification	(4.2)	N/M	N/M	(3.6)
Overall portfolio	2.0	1.5	2.9	1.6

VaR (a)	YTD25
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.1	$4.3
Foreign exchange	3.1	1.7	5.2
Equity	0.2	—	1.6
Credit	1.4	0.9	2.4
Diversification	(5.6)	N/M	N/M
Overall portfolio	2.1	1.3	4.5

VaR (a)	YTD24
(in millions)	Average	Minimum	Maximum
Interest rate	$2.5	$1.9	$3.8
Foreign exchange	2.2	1.6	3.0
Equity	0.1	—	0.2
Credit	1.3	0.9	1.9
Diversification	(4.2)	N/M	N/M
Overall portfolio	1.9	1.4	2.9
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
40 BNY

issuer credit default swaps, and securities with exposures from corporate and municipal credit spreads.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the second quarter of 2025, interest rate risk generated 39% of average gross VaR, foreign exchange risk generated 43% of average gross VaR, credit risk generated 16% of average gross VaR and equity risk generated 2% of average gross VaR. During the second quarter of 2025, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. Compared with the quarter ended March 31, 2025, the number of trading days when trading revenue ranged between $2.5 million and $5.0 million increased while the number of trading days when trading revenue ranged between $0 and $2.5 million decreased, primarily due to higher foreign exchange volatility and increased client activity.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2025	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024	June 30, 2024
Revenue range:	Number of days
Less than $(2.5)	1	1	—	—	—
$(2.5) – $0	2	4	2	2	2
$0 – $2.5	10	16	12	18	8
$2.5 – $5.0	28	17	26	27	34
More than $5.0	22	23	24	17	19
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $12.6 billion at June 30, 2025 and $14.0 billion at Dec. 31, 2024.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $6.1 billion at June 30, 2025 and $4.9 billion at Dec. 31, 2024.

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

At June 30, 2025, our OTC derivative assets, including those in hedging relationships, of $2.4 billion included a credit valuation adjustment (“CVA”) deduction of $10 million. Our OTC derivative liabilities, including those in hedging relationships, of $3.7 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA decreased by less than $1 million and the DVA increased by less than $1 million in the second quarter of 2025, which decreased investment and other revenue – other trading revenue by less than $1 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by $1 million in the first quarter of 2025 and less than $1 million in the second quarter of 2024.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	June 30, 2025		Dec. 31, 2024
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$2,043	95%	$3,201	98%
Non-investment grade	109	5%	76	2%
Total	$2,152	100%	$3,277	100%

BNY 41

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	June 30, 2025	March 31, 2025	June 30, 2024
Up 200 bps rate shock vs. baseline	$106	$26	$190
Up 100 bps rate shock vs. baseline	94	58	162
Long-term up 100 bps, short-term unchanged	98	104	107
Short-term up 100 bps, long-term unchanged	(4)	(46)	55
Long-term down 100 bps, short-term unchanged	(103)	(113)	(109)
Short-term down 100 bps, long-term unchanged	(79)	(31)	(135)
Down 100 bps rate shock vs. baseline	(182)	(144)	(244)
Down 200 bps rate shock vs. baseline	(419)	(372)	(608)

At June 30, 2025, the changes in the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income compared with March 31, 2025 were primarily driven by a slightly larger balance sheet.

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
42 BNY

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
BNY 43

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

44 BNY

Reconciliation of Non-GAAP measures, excluding notable items								YTD25
				2Q25 vs.				vs.
(dollars in millions, except per share amounts)	2Q25	1Q25	2Q24	1Q25	2Q24	YTD25	YTD24	YTD24
Total revenue – GAAP	$5,028	$4,792	$4,597	5%	9%
Less: Disposal gain (a)	—	40	—
Adjusted total revenue – Non-GAAP	$5,028	$4,752	$4,597	6%	9%

Noninterest expense – GAAP	$3,206	$3,252	$3,070	(1)%	4%	$6,458	$6,246	3%
Less: Severance expense (b)	34	32	29			66	65
Litigation reserves (b)	(16)	2	2			(14)	4
FDIC special assessment (b)	(6)	6	(38)			—	(38)
Adjusted noninterest expense – Non-GAAP	$3,194	$3,212	$3,077	(1)%	4%	$6,406	$6,215	3%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,391	$1,149	$1,143	21%	22%
Less: Disposal gain (a)	—	32	—
Severance expense (b)	(27)	(25)	(22)
Litigation reserves (b)	16	(1)	—
FDIC special assessment (b)	5	(5)	29
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,397	$1,148	$1,136	22%	23%

Diluted earnings per common share – GAAP	$1.93	$1.58	$1.52	22%	27%
Less: Disposal gain (a)	—	0.04	—
Severance expense (b)	(0.04)	(0.03)	(0.03)
Litigation reserves (b)	0.02	—	—
FDIC special assessment (b)	0.01	(0.01)	0.04
Total diluted earnings per common share impact of notable items	(0.01)	—	0.01
Adjusted diluted earnings per common share – Non-GAAP	$1.94	$1.58	$1.51	23%	28%
(a)    Reflected in investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
Income before taxes – GAAP	$1,839	$1,522	$1,527	$3,361	$2,851
Impact of notable items (a)	(12)	—	7	(12)	(31)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,851	$1,522	$1,520	$3,373	$2,882

Total revenue – GAAP	$5,028	$4,792	$4,597	$9,820	$9,124
Impact of notable items (a)	—	40	—	40	—
Adjusted total revenue, excluding notable items – Non-GAAP	$5,028	$4,752	$4,597	$9,780	$9,124

Pre-tax operating margin – GAAP (b)	37%	32%	33%	34%	31%
Adjusted pre-tax operating margin – Non-GAAP (b)	37%	32%	33%	34%	32%
(a)    In the first quarter of 2025, the impact of notable items affecting revenue was offset by the impact of notable items affecting noninterest expense. See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.

BNY 45

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	2Q25	1Q25	2Q24	YTD25	YTD24
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,391	$1,149	$1,143	$2,540	$2,096
Add: Amortization of intangible assets	11	11	13	22	25
Less: Tax impact of amortization of intangible assets	2	3	3	5	6
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,400	1,157	1,153	$2,557	$2,115
Impact of notable items (a)	(6)	1	7	(5)	(22)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,406	$1,156	$1,146	$2,562	$2,137

Average common shareholders’ equity	$37,892	$36,980	$36,044	$37,438	$35,975
Less: Average goodwill	16,748	16,615	16,229	16,682	16,234
Average intangible assets	2,850	2,849	2,834	2,849	2,841
Add: Deferred tax liability – tax deductible goodwill	1,236	1,226	1,213	1,236	1,213
Deferred tax liability – intangible assets	668	666	655	668	655
Average tangible common shareholders’ equity – Non-GAAP	$20,198	$19,408	$18,849	$19,811	$18,768

Return on common equity – GAAP (b)	14.7%	12.6%	12.7%	13.7%	11.7%
Adjusted return on common equity – Non-GAAP (b)	14.8%	12.6%	12.7%	13.7%	11.8%
Return on tangible common equity – Non-GAAP (b)	27.8%	24.2%	24.6%	26.0%	22.7%
Adjusted return on tangible common equity – Non-GAAP (b)	27.9%	24.2%	24.4%	26.1%	22.9%
(a)    See page 45 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2025	March 31, 2025	Dec. 31, 2024	June 30, 2024
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$43,950	$43,119	$41,318	$40,843
Less: Preferred stock	5,331	5,331	4,343	4,343
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	38,619	37,788	36,975	36,500
Less: Goodwill	16,823	16,661	16,598	16,217
Intangible assets	2,849	2,846	2,851	2,826
Add: Deferred tax liability – tax deductible goodwill	1,236	1,226	1,221	1,213
Deferred tax liability – intangible assets	668	666	665	655
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$20,851	$20,173	$19,412	$19,325

Period-end common shares outstanding (in thousands)	705,241	715,434	717,680	737,957

Book value per common share – GAAP	$54.76	$52.82	$51.52	$49.46
Tangible book value per common share – Non-GAAP	$29.57	$28.20	$27.05	$26.19

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			2Q25 vs.
(dollars in millions)	2Q25	2Q24	2Q24
Investment management and performance fees – GAAP	$758	$761	—%
Impact of changes in foreign currency exchange rates	—	11
Adjusted investment management and performance fees – Non-GAAP	$758	$772	(2)%
46 BNY

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			2Q25 vs.
(dollars in millions)	2Q25	2Q24	2Q24
Investment management and performance fees – GAAP	$758	$762	(1)%
Impact of changes in foreign currency exchange rates	—	11
Adjusted investment management and performance fees – Non-GAAP	$758	$773	(2)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	2Q25	1Q25	4Q24	3Q24	2Q24	YTD25	YTD24
Income before income taxes – GAAP	$148	$63	$173	$176	$149	$211	$256

Total revenue – GAAP	$801	$779	$873	$849	$821	$1,580	$1,667
Less: Distribution and servicing expense	64	65	88	91	88	129	184
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$737	$714	$785	$758	$733	$1,451	$1,483

Pre-tax operating margin – GAAP (a)	19%	8%	20%	21%	18%	13%	15%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	20%	9%	22%	23%	20%	15%	17%
(a)    Income before income taxes divided by total revenue.

BNY 47

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of June 30, 2025.

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

Federal Reserve Capital Rule

On April 17, 2025, the Federal Reserve proposed to revise its capital plan rule to (1) measure the SCB as the average of the CET1 capital ratio declines in the Supervisory Severely Adverse scenario, as calculated by the Federal Reserve, from the two most recent supervisory stress tests, plus four quarters of planned common stock dividends as a percentage of risk-weighted assets, subject to a 2.5% floor, and (2) extend the annual effective date of the SCB by one quarter, from October 1 to January 1, so that, following the supervisory stress test in a calendar year, new SCBs would generally be effective from January 1 through December 31 of the following calendar year. Although the proposal has not yet been finalized, the Company currently anticipates that the proposal will not have an impact on the Company’s SCB requirement. The Company’s SCB requirement has remained at the 2.5% regulatory floor since the introduction of the SCB requirement in 2020. In June 2025, the Federal Reserve notified BNY that its preliminary SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2025 through Sept. 30, 2026 under the current capital plan rule.

Enhanced Supplementary Leverage Ratio

On June 27, 2025, the Federal Reserve, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation jointly proposed changes to the Enhanced Supplementary Leverage Ratio (“eSLR”), LTD and TLAC requirements. The proposed rule would: (i) recalibrate the eSLR buffer over the SLR for G-SIBs from 2% to a buffer equal to 50% of a G-SIB’s method 1 surcharge calculated under the risk-based G-SIB surcharge framework; (ii) change the eSLR requirement over the SLR for G-SIB depository institution subsidiaries from the 6% “well capitalized” threshold under the prompt corrective action framework to a buffer equal to 50% of the G-SIB parent’s method 1 surcharge calculation; (iii) amend the minimum leverage-based LTD requirement for G-SIBs to the sum of the total leverage exposure multiplied by 2.5% and the recalibrated eSLR buffer standard; and (iv) replace the 2% TLAC leverage buffer with a TLAC leverage buffer equal to the recalibrated eSLR buffer standard. BNY is assessing the potential impact of the proposal.

EU Sustainability Directives

On April 16, 2025, Directive (EU) 2025/794 (“Amending Directive”) was published in the Official Journal of the EU, which (i) delays the application dates for certain sustainability reporting obligations under Directive (EU) 2022/2464 (“CSRD”) for “second wave” companies, including four of BNY’s in-scope EU subsidiaries, by two years to 2028, and (ii) postpones the commencement date for due diligence under Directive (EU) 2024/1760 (“CSDDD”) requirements from July 26, 2027 to July 26, 2028. CSRD requires in-scope companies to disclose information about impacts, risks, and opportunities related to sustainability matters. In its current form, CSDDD will require in-scope entities to comply with sustainability-related due diligence obligations related to their operations and for their upstream chains of activities, and to adopt a transition
48 BNY

plan for climate change mitigation. BNY continues to assess the impact of the timing changes set out in the Amending Directive, as well as the forthcoming simplification proposals related to CSRD and CSDDD, on its operations.

Securities and Exchange Commission (“SEC”) Withdrawal of Proposed Rules

On June 12, 2025, the SEC formally withdrew certain of its outstanding proposed rules which may have impacted BNY, including the Safeguarding Advisory Client Assets proposed amendments to the custody rules under the Investment Advisers Act of 1940. Other proposed rules withdrawn include those regarding best execution oversight, cybersecurity risk management, diligence and monitoring of third-party outsourcing by investment advisors, retail order competition, conflicts of interest associated with use of predictive data analytics, and disclosures related to environmental, social and governance investment practices. The SEC noted that it has no current intent to issue final rules with respect to the withdrawn proposed rules and will issue a new proposed rule if it chooses to pursue future regulatory action in these areas. BNY will continue to monitor developments in these areas.

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

BNY 49

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,583	$2,411	$2,359	$4,994	$4,637
Investment management and performance fees	758	739	761	1,497	1,537
Foreign exchange revenue	213	156	184	369	336
Financing-related fees	51	60	53	111	110
Distribution and servicing fees	36	37	41	73	83
Total fee revenue	3,641	3,403	3,398	7,044	6,703
Investment and other revenue	184	230	169	414	351
Total fee and other revenue	3,825	3,633	3,567	7,458	7,054
Net interest income
Interest income	6,602	6,123	6,392	12,725	12,488
Interest expense	5,399	4,964	5,362	10,363	10,418
Net interest income	1,203	1,159	1,030	2,362	2,070
Total revenue	5,028	4,792	4,597	9,820	9,124
Provision for credit losses	(17)	18	—	1	27
Noninterest expense
Staff	1,768	1,834	1,720	3,602	3,577
Software and equipment	527	513	476	1,040	951
Professional, legal and other purchased services	388	366	374	754	723
Sub-custodian and clearing	150	131	134	281	253
Net occupancy	132	136	134	268	258
Distribution and servicing	63	65	88	128	184
Business development	53	48	50	101	86
Bank assessment charges	22	38	(7)	60	10
Amortization of intangible assets	11	11	13	22	25
Other	92	110	88	202	179
Total noninterest expense	3,206	3,252	3,070	6,458	6,246
Income
Income before income taxes	1,839	1,522	1,527	3,361	2,851
Provision for income taxes	404	300	357	704	654
Net income	1,435	1,222	1,170	2,657	2,197
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(12)	(2)	(2)	(14)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,423	1,220	1,168	2,643	2,193
Preferred stock dividends	(32)	(71)	(25)	(103)	(97)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,391	$1,149	$1,143	$2,540	$2,096

Average common shares and equivalents outstanding:
Basic	714,799	720,951	746,904	718,039	751,961
Common stock equivalents	5,208	6,447	4,692	5,787	4,909
Diluted	720,007	727,398	751,596	723,826	756,870

Anti-dilutive securities (a)	745	662	578	747	1,266

Earnings per share applicable to common shareholders:
Basic	$1.95	$1.59	$1.53	$3.54	$2.79
Diluted	$1.93	$1.58	$1.52	$3.51	$2.77
(a)    Represents restricted stock and restricted stock units outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in millions)
Net income	$1,435	$1,222	$1,170	$2,657	$2,197
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	431	207	(30)	638	(121)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	114	333	(11)	447	92
Reclassification adjustment	25	—	13	25	14
Total unrealized gain on assets available-for-sale	139	333	2	472	106
Defined benefit plans:
Net (loss) arising during the period	—	(5)	—	(5)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	6	6	3	12	6
Total defined benefit plans	6	1	3	7	6
Net unrealized (loss) gain on cash flow hedges	(4)	3	1	(1)	2
Total other comprehensive income (loss), net of tax (a)	572	544	(24)	1,116	(7)
Total comprehensive income	2,007	1,766	1,146	3,773	2,190
Net (income) attributable to noncontrolling interests	(12)	(2)	(2)	(14)	(4)
Other comprehensive (income) attributable to noncontrolling interests	(6)	(3)	—	(9)	—
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,989	$1,761	$1,144	$3,750	$2,186
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $566 million for the quarter ended June 30, 2025, $541 million for the quarter ended March 31, 2025, $(24) million for the quarter ended June 30, 2024, $1,107 million for the six months ended June 30, 2025 and $(7) million for the six months ended June 30, 2024.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $28 and $23	$5,699	$4,178
Interest-bearing deposits with the Federal Reserve and other central banks	135,602	89,546
Interest-bearing deposits with banks, net of allowance for credit losses of $3 and $1 (includes restricted of $2,615 and $1,399)	12,069	9,612
Federal funds sold and securities purchased under resale agreements	45,547	41,146
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $44,962 and $44,020)	48,397	48,596
Available-for-sale, at fair value (amortized cost of $99,652 and $89,627, net of allowance for credit losses of $— and $—)	98,671	88,031
Total securities	147,068	136,627
Trading assets	12,610	13,981
Loans	73,096	71,570
Allowance for credit losses	(275)	(294)
Net loans	72,821	71,276
Premises and equipment	3,289	3,266
Accrued interest receivable	1,348	1,293
Goodwill	16,823	16,598
Intangible assets	2,849	2,851
Other assets, net of allowance for credit losses on accounts receivable of $3 and $2 (includes $1,753 and $2,151, at fair value)	30,056	25,690
Total assets	$485,781	$416,064
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$67,724	$58,267
Interest-bearing deposits in U.S. offices	173,384	139,109
Interest-bearing deposits in non-U.S. offices	105,285	92,148
Total deposits	346,393	289,524
Federal funds purchased and securities sold under repurchase agreements	15,492	14,064
Trading liabilities	6,134	4,865
Payables to customers and broker-dealers	21,273	20,073
Commercial paper	2,361	301
Other borrowed funds	293	225
Accrued taxes and other expenses	4,634	5,270
Other liabilities (including allowance for credit losses on lending-related commitments of $70 and $72, also includes $1,185 and $422, at fair value)	11,233	9,124
Long-term debt	33,429	30,854
Total liabilities	441,242	374,300
Temporary equity
Redeemable noncontrolling interests	111	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 53,826 and 43,826 shares	5,331	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,416,245,627 and 1,409,633,842 shares	14	14
Additional paid-in capital	29,659	29,321
Retained earnings	44,388	42,537
Accumulated other comprehensive loss, net of tax	(3,549)	(4,656)
Less: Treasury stock of 711,004,811 and 691,953,574 common shares, at cost	(31,893)	(30,241)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,950	41,318
Nonredeemable noncontrolling interests of consolidated investment management funds	478	359
Total permanent equity	44,428	41,677
Total liabilities, temporary equity and permanent equity	$485,781	$416,064

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2025	2024
Operating activities
Net income	$2,657	$2,197
Net (income) attributable to noncontrolling interests	(14)	(4)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,643	2,193
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	1	27
Pension plan contributions	(1)	(3)
Depreciation and amortization	872	924
Deferred tax expense	203	(32)
Net securities losses	35	18
Change in trading assets and liabilities	2,633	(2,502)
Change in accruals and other, net	(3,777)	(1,176)
Net cash provided by (used for) operating activities	2,609	(551)
Investing activities
Change in interest-bearing deposits with banks	(576)	(1,031)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(42,122)	(6,180)
Purchases of securities held-to-maturity	(2,394)	(301)
Paydowns of securities held-to-maturity	2,344	2,040
Maturities of securities held-to-maturity	1,039	1,578
Purchases of securities available-for-sale	(18,730)	(26,130)
Sales of securities available-for-sale	5,119	2,558
Paydowns of securities available-for-sale	3,871	2,779
Maturities of securities available-for-sale	3,646	8,249
Net change in loans	(1,366)	(3,861)
Change in federal funds sold and securities purchased under resale agreements	(4,377)	(835)
Purchases of premises and equipment/capitalized software	(679)	(681)
Other, net	(325)	501
Net cash (used for) investing activities	(54,550)	(21,314)
Financing activities
Change in deposits	49,282	22,943
Change in federal funds purchased and securities sold under repurchase agreements	1,353	1,218
Change in payables to customers and broker-dealers	1,200	(826)
Change in other borrowed funds	45	(180)
Change in commercial paper	2,061	301
Net proceeds from the issuance of long-term debt	5,737	2,494
Repayments, redemptions and repurchases of long-term debt	(3,859)	(2,613)
Issuance of common stock	9	8
Issuance of preferred stock	988	—
Treasury stock acquired	(1,641)	(1,589)
Common cash dividends paid	(689)	(646)
Preferred cash dividends paid	(103)	(97)
Other, net	22	7
Net cash provided by financing activities	54,405	21,020
Effect of exchange rate changes on cash	273	(160)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	2,737	(1,005)
Cash and due from banks and restricted cash at beginning of period	5,577	8,342
Cash and due from banks and restricted cash at end of period	$8,314	$7,337
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,699	$5,311
Restricted cash at end of period	$2,615	$2,026
Cash and due from banks and restricted cash at end of period	$8,314	$7,337
Supplemental disclosures
Interest paid	$10,275	$10,376
Income taxes paid	702	640
Income taxes refunded	11	17

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended			Year-to-date
(in millions, except per share amount)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Preferred stock
Balance at beginning of period	$5,331	$4,343	$4,343	$4,343	$4,343
Issuance	—	988	—	988	—
Balance at end of period	$5,331	$5,331	$4,343	$5,331	$4,343
Common stock
Balance at beginning and end of period	$14	$14	$14	$14	$14
Additional paid-in capital
Balance at beginning of period	$29,535	$29,321	$29,055	$29,321	$28,908
Stock-based compensation	117	204	77	321	245
Common stock issued under employee benefit plans	6	7	5	13	12
Other net changes in noncontrolling interests	1	3	2	4	(3)
Other	—	—	—	—	(23)
Balance at end of period	$29,659	$29,535	$29,139	$29,659	$29,139
Retained earnings
Balance at beginning of period	$43,343	$42,537	$40,178	$42,537	$39,549
Net income	1,423	1,220	1,168	2,643	2,193
Common stock dividends ($0.47, $0.47, $0.42, $0.94 and $0.84 per share) (a)	(346)	(343)	(322)	(689)	(646)
Preferred stock dividends	(32)	(71)	(25)	(103)	(97)
Balance at end of period	$44,388	$43,343	$40,999	$44,388	$40,999
BNY’s accumulated other comprehensive (loss), net of tax
Balance at beginning of period	$(4,115)	$(4,656)	$(4,876)	$(4,656)	$(4,893)
BNY’s other comprehensive income (loss)	566	541	(24)	1,107	(7)
Balance at end of period	$(3,549)	$(4,115)	$(4,900)	$(3,549)	$(4,900)
Treasury stock
Balance at beginning of period	$(30,989)	$(30,241)	$(28,145)	$(30,241)	$(27,151)
Repurchase of common stock	(895)	(746)	(601)	(1,641)	(1,589)
Excise tax on share repurchases	(9)	(2)	(6)	(11)	(12)
Balance at end of period	$(31,893)	$(30,989)	$(28,752)	$(31,893)	$(28,752)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$43,950	$43,119	$40,843	$43,950	$40,843
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$410	$359	$111	$359	$50
Other net changes in noncontrolling interests	56	49	73	105	132
Net income	12	2	2	14	4
Balance at end of period	$478	$410	$186	$478	$186
Total permanent equity (b)	$44,428	$43,529	$41,029	$44,428	$41,029
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$94	$87	$82	$87	$85
Other net changes in noncontrolling interests	11	4	10	15	7
Other comprehensive gain	6	3	—	9	—
Balance at end of period	$111	$94	$92	$111	$92
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $38,619 million at June 30, 2025, $37,788 million at March 31, 2025 and $36,500 million at June 30, 2024.

See accompanying unaudited Notes to Consolidated Financial Statements.
54 BNY

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

At June 30, 2025, contingent earnout payables were recorded at fair value of zero ($5 million reduction reflected in Other expense in the first six months of 2025) and contingent earnout receivables were recorded at fair value of approximately $2 million (including impact of receipts of $6 million and $5 million of net decreases reflected in Investment and other revenue in the first six months of 2025).

In March 2025, BNY completed the sale of BNY Trust Company of Canada, and recorded a $40 million pre-tax gain. Goodwill of $18 million was removed from the consolidated balance sheet as a result of this sale.

BNY 55

Notes to Consolidated Financial Statements (continued)

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2025 and Dec. 31, 2024.

Securities at June 30, 2025		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$28,278	$144	$208	$28,214
Agency residential mortgage-backed securities (“RMBS”)	22,649	82	384	22,347
U.S. Treasury	21,195	47	123	21,119
Foreign covered bonds	7,724	50	71	7,703
Agency commercial mortgage-backed securities (“MBS”)	7,167	9	182	6,994
Collateralized loan obligations (“CLOs”)	6,166	5	5	6,166
Non-agency commercial MBS	2,486	1	118	2,369
U.S. government agencies	1,909	4	7	1,906
Non-agency RMBS	1,565	1	139	1,427
Other asset-backed securities (“ABS”)	454	—	28	426
Total available-for-sale securities excluding portfolio level basis adjustments	99,593	343	1,265	98,671
Portfolio level basis adjustments (b)	59	(59)	—	—
Total available-for-sale securities	$99,652	$284	$1,265	$98,671
Held-to-maturity:
Agency RMBS	$24,734	$16	$2,820	$21,930
U.S. Treasury	8,873	8	268	8,613
Non-U.S. government (a)	5,812	42	21	5,833
U.S. government agencies	3,230	—	230	3,000
Agency commercial MBS	3,105	1	165	2,941
CLOs	1,896	1	2	1,895
Foreign covered bonds	736	4	—	740
Other debt securities	11	—	1	10
Total held-to-maturity securities	$48,397	$72	$3,507	$44,962
Total securities	$148,049	$356	$4,772	$143,633
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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
Realized gross gains	$5	$4	$6	$9	$10
Realized gross losses	(40)	(4)	(23)	(44)	(28)
Total net securities (losses)	$(35)	$—	$(17)	$(35)	$(18)

56 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
U.S. Treasury	$—	$3	$(11)	$3	$(12)
Non-U.S. government	(28)	—	—	(28)	—
Other	(7)	(3)	(6)	(10)	(6)
Total net securities (losses)	$(35)	$—	$(17)	$(35)	$(18)

Allowance for credit losses – Securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to securities was less than $1 million at June 30, 2025 and Dec. 31, 2024 and related to other debt securities.
Credit quality indicators – Securities

At June 30, 2025, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$8,674	$94	$6,999	$290	$15,673	$384
U.S. Treasury	4,913	13	9,698	110	14,611	123
Non-U.S. government (a)	2,292	7	5,856	201	8,148	208
Agency commercial MBS	439	3	5,259	179	5,698	182
Foreign covered bonds	632	1	1,868	70	2,500	71
Non-agency commercial MBS	84	—	2,007	118	2,091	118
CLOs	2,010	5	—	—	2,010	5
Non-agency RMBS	189	2	811	137	1,000	139
U.S. government agencies	322	—	676	7	998	7
Other ABS	17	—	345	28	362	28
Total securities available-for-sale	$19,572	$125	$33,519	$1,140	$53,091	$1,265
(a)    Includes supranational securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$10,469	$249	$7,003	$326	$17,472	$575
Non-U.S. government (a)	7,283	59	7,305	297	14,588	356
U.S. Treasury	4,154	15	8,334	166	12,488	181
Agency commercial MBS	554	5	5,841	242	6,395	247
Foreign covered bonds	892	2	2,287	92	3,179	94
Non-agency commercial MBS	58	—	2,127	156	2,185	156
U.S. government agencies	576	9	905	10	1,481	19
Non-agency RMBS	139	2	995	161	1,134	163
Other ABS	3	—	536	40	539	40
Total securities available-for-sale	$24,128	$341	$35,333	$1,490	$59,461	$1,831
(a)    Includes supranational securities.
BNY 57

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

Held-to-maturity securities portfolio at June 30, 2025			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$24,734	$(2,804)	100%	—%	—%	—%	—%
U.S. Treasury	8,873	(260)	100	—	—	—	—
Non-U.S. government (b)(c)	5,812	21	100	—	—	—	—
U.S. government agencies	3,230	(230)	100	—	—	—	—
Agency commercial MBS	3,105	(164)	100	—	—	—	—
CLOs	1,896	(1)	100	—	—	—	—
Foreign covered bonds	736	4	100	—	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,397	$(3,435)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, France, Germany and Austria.

Held-to-maturity securities portfolio at Dec. 31, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$25,824	$(3,541)	100%	—%	—%	—%	—%
U.S. Treasury	8,833	(443)	100	—	—	—	—
Non-U.S. government (b)(c)	4,479	(28)	100	—	—	—	—
U.S. government agencies	3,669	(322)	100	—	—	—	—
Agency commercial MBS	3,395	(243)	100	—	—	—	—
CLOs	1,816	2	100	—	—	—	—
Foreign covered bonds	555	—	100	—	—	—	—
Non-agency RMBS	14	—	23	77	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,596	$(4,576)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, Germany, the Netherlands, Austria and France.

58 BNY

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at June 30, 2025
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
Non-U.S. government (b)	$4,919	3.18%	$19,146	3.28%	$3,893	2.95%	$256	3.04%	$28,214	3.21%
U.S. Treasury	831	1.46	17,459	2.98	923	3.17	1,906	2.94	21,119	2.93
Foreign covered bonds	1,183	3.92	6,147	3.07	373	3.24	—	—	7,703	3.21
U.S. government agencies	104	3.91	1,137	3.40	665	2.61	—	—	1,906	3.15
Mortgage-backed securities:
Agency RMBS									22,347	4.56
Agency commercial MBS									6,994	3.00
Non-agency commercial MBS									2,369	3.00
Non-agency RMBS									1,427	3.33
CLOs									6,166	5.54
Other ABS									426	2.55
Total securities available-for-sale	$7,037	3.11%	$43,889	3.13%	$5,854	2.96%	$2,162	2.95%	$98,671	3.58%
Held-to-maturity:
U.S. Treasury	$2,823	1.06%	$5,674	1.20%	$376	1.31%	$—	—%	$8,873	1.16%
Non-U.S. government (b)	526	1.83	4,977	2.73	309	2.25	—	—	5,812	2.62
U.S. government agencies	709	1.68	1,895	1.53	582	1.63	44	2.11	3,230	1.59
Foreign covered bonds	29	2.49	707	2.57	—	—	—	—	736	2.57
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									24,734	2.36
Agency commercial MBS									3,105	2.62
CLOs									1,896	5.69
Total securities held-to-maturity	$4,087	1.27%	$13,253	1.89%	$1,278	1.71%	$44	2.11%	$48,397	2.27%
Total securities	$11,124	2.43%	$57,142	2.85%	$7,132	2.74%	$2,206	2.94%	$147,068	3.15%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

Pledged assets

At June 30, 2025, BNY had pledged assets of $144 billion, including $88 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2025 included $123 billion of securities, $15 billion of loans, $5 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At June 30, 2025 and Dec. 31, 2024, pledged assets included $24 billion and $23 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2025 and Dec. 31, 2024, the
BNY 59

Notes to Consolidated Financial Statements (continued)

market value of the securities received that can be sold or repledged was $361 billion and $300 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2025 and Dec. 31, 2024, the market value of securities collateral sold or repledged was $322 billion and $264 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2025 and Dec. 31, 2024, cash segregated under federal and other regulations or requirements was $3 billion and $1 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $4 billion at June 30, 2025 and $5 billion at Dec. 31, 2024. Restricted securities were sourced from securities purchased under resale agreements and securities borrowings and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2025	Dec. 31, 2024
(in millions)
Commercial	$1,267	$1,420
Commercial real estate	6,907	6,782
Financial institutions	13,117	13,167
Lease financings	154	603
Wealth management loans	9,177	8,698
Wealth management mortgages	8,823	8,950
Other residential mortgages	1,372	1,068
Capital call financing	5,126	5,163
Other	3,676	3,063
Overdrafts	3,206	3,519
Margin loans	20,271	19,137
Total loans (a)	$73,096	$71,570
(a)    Net of unearned income of $110 million at June 30, 2025 and $230 million at Dec. 31, 2024 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended June 30, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$15	$326	$16	$1	$6	$2	$4	$370
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	5	—	—	—	—	—	5
Net (charge-offs)	—	(5)	—	—	—	—	—	(5)
Provision (a)	(2)	(30)	9	—	—	—	3	(20)
Ending balance	$13	$291	$25	$1	$6	$2	$7	$345
Allowance for:
Loan losses	$2	$245	$13	$1	$6	$2	$6	$275
Lending-related commitments	11	46	12	—	—	—	1	70
Individually evaluated for impairment:
Loan balance (b)	$—	$198	$—	$—	$1	$—	$—	$199
Allowance for loan losses	—	52	—	—	—	—	—	52
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the quarter ended June 30, 2025.
(b)    Includes collateral-dependent loans of $199 million with $169 million of collateral value.

60 BNY

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	(10)	—	—	—	1	—	(9)
Provision (a)	(5)	21	(3)	—	—	(1)	1	13
Ending balance	$15	$326	$16	$1	$6	$2	$4	$370
Allowance for:
Loan losses	$5	$271	$7	$1	$6	$2	$3	$295
Lending-related commitments	10	55	9	—	—	—	1	75
Individually evaluated for impairment:
Loan balance (b)	$—	$275	$—	$—	$3	$1	$—	$279
Allowance for loan losses	—	75	—	—	—	—	—	75
(a)    Does not include the provision for credit losses related to other financial instruments of $5 million for the quarter ended March 31, 2025.
(b)    Includes collateral-dependent loans of $279 million with $256 million of collateral value.

Allowance for credit losses activity for the quarter ended June 30, 2024				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions
Beginning balance	$24	$347	$17	$1	$7	$3	$4	$403
Charge-offs	—	(43)	—	—	—	—	—	(43)
Recoveries	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(43)	—	—	—	—	—	(43)
Provision (a)	3	(6)	4	—	(1)	—	(1)	(1)
Ending balance	$27	$298	$21	$1	$6	$3	$3	$359
Allowance for:
Loan losses	$16	$247	$12	$1	$5	$3	$2	$286
Lending-related commitments	11	51	9	—	1	—	1	73
Individually evaluated for impairment:
Loan balance (b)	$—	$287	$—	$—	$13	$1	$—	$301
Allowance for loan losses	—	73	—	—	—	—	—	73
(a)    Does not include the provision for credit losses related to other financial instruments of $1 million for the quarter ended June 30, 2024.
(b)    Includes collateral-dependent loans of $301 million with $265 million of collateral value.

Allowance for credit losses activity for the six months ended June 30, 2025						Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(20)	—	—	—	—	—	(20)
Recoveries	—	5	—	—	—	1	—	6
Net (charge-offs) recoveries	—	(15)	—	—	—	1	—	(14)
Provision (a)	(7)	(9)	6	—	—	(1)	4	(7)
Ending balance	$13	$291	$25	$1	$6	$2	$7	$345
(a)    Does not include provision for credit losses related to other financial instruments of $8 million for the six months ended June 30, 2025.

BNY 61

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the six months ended June 30, 2024							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$27	$325	$19	$1	$1	$9	$4	$4	$390
Charge-offs	—	(43)	—	—	—	(1)	—	—	(44)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(43)	—	—	—	(1)	—	—	(44)
Provision (a)	—	16	2	(1)	—	(2)	(1)	(1)	13
Ending balance	$27	$298	$21	$—	$1	$6	$3	$3	$359
(a)    Does not include provision for credit losses related to other financial instruments of $14 million for the six months ended June 30, 2024.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2025			Dec. 31, 2024
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$131	$—	$131	$104	$39	$143
Other residential mortgages	18	—	18	18	1	19
Wealth management mortgages	9	1	10	6	9	15
Total nonperforming loans	158	1	159	128	49	177
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$158	$3	$161	$128	$51	$179

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2025					Dec. 31, 2024
	Days past due				Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90			30-59	60-89	≥90
Commercial real estate	$16	$—	$123	(a)	$139	$15	$—	$—	$15
Wealth management loans	28	2	—		30	47	—	—	47
Other residential mortgages	12	3	—		15	7	1	—	8
Wealth management mortgages	—	7	1		8	34	2	—	36
Total past due loans	$56	$12	$124		$192	$103	$3	$—	$106
(a)    Loan was modified in July 2025.

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

There were no loan modifications in the second quarter of 2025. At June 30, 2025, there were no loans that were modified in the previous 12 months and that are now past due by more than 90 days.

In the first quarter of 2025, we modified one wealth management mortgage loan, with a recorded investment of $1 million by providing payment modifications.

In the second quarter of 2024, we modified one commercial real estate exposure, with a recorded investment of $59 million and an unfunded lending commitment of $1 million, by extending the maturity date.
62 BNY

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2025
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD25	2024	2023	2022	2021	Prior to 2021			Total (a)
Commercial:
Investment grade	$8	$42	$54	$17	$37	$115	$889	$—	$1,162
Non-investment grade	7	11	25	—	16	—	46	—	105
Total commercial	15	53	79	17	53	115	935	—	1,267	$1
Commercial real estate: (b)
Investment grade	318	455	608	850	301	1,783	133	—	4,448
Non-investment grade	77	327	268	653	292	755	69	18	2,459
Total commercial real estate	395	782	876	1,503	593	2,538	202	18	6,907	27
Financial institutions:
Investment grade	143	431	379	10	25	44	10,403	—	11,435
Non-investment grade	43	87	—	—	—	—	1,552	—	1,682
Total financial institutions	186	518	379	10	25	44	11,955	—	13,117	115
Wealth management loans:
Investment grade	5	—	29	26	111	100	8,745	100	9,116
Non-investment grade	—	—	—	—	—	—	61	—	61
Total wealth management loans	5	—	29	26	111	100	8,806	100	9,177	53
Wealth management mortgages (b)	315	383	774	1,534	1,769	4,032	16	—	8,823	25
Lease financings	—	—	—	—	8	146	—	—	154	—
Other residential mortgages	56	258	182	518	180	178	—	—	1,372	5
Capital call financing	233	129	—	—	—	—	4,764	—	5,126	29
Other loans	—	—	—	—	—	—	3,676	—	3,676	6
Margin loans	7,833	—	—	—	—	—	12,438	—	20,271	38
Total loans	$9,038	$2,123	$2,319	$3,608	$2,739	$7,153	$42,792	$118	$69,890	$299
(a)    Excludes overdrafts of $3,206 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    In the first six months of 2025, the gross write-offs related to commercial real estate loans were $11 million, and wealth management mortgages were less than $1 million.

BNY 63

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2025. In addition, 68% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 83% expiring within one year.

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
64 BNY

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At June 30, 2025, less than 1% of the mortgages were past due.

At June 30, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Lease financings

At June 30, 2025, all of the leasing exposure was investment grade, or investment grade equivalent, and consisted of exposures backed by well-diversified assets, primarily concentrated in the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.4 billion at June 30, 2025 and $1.1 billion at Dec. 31, 2024. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $20.3 billion of secured margin loans at June 30, 2025, compared with $19.1 billion at Dec. 31, 2024. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3.2 billion at June 30, 2025 and $3.5 billion at Dec. 31, 2024. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2025 and Dec. 31, 2024 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2025 and Dec. 31, 2024.

BNY 65

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2024
Goodwill	$7,331	$1,475	$8,472	$17,278
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,331	$1,475	$7,792	$16,598
Dispositions	(18)	—	—	(18)
Foreign currency translation	100	9	134	243
Balance at June 30, 2025
Goodwill	$7,413	$1,484	$8,606	$17,503
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,413	$1,484	$7,926	$16,823

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	(22)	(1)	(21)	(44)
Balance at June 30, 2024
Goodwill	$6,931	$1,476	$8,490	$16,897
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,931	$1,476	$7,810	$16,217
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

In the second quarter of 2025, due to the results of the first quarter 2025 interim and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.2 billion of allocated goodwill. No additional goodwill impairment was recognized.

In the second quarter of 2025, we also performed our annual goodwill impairment test on the remaining reporting units. As result of the annual goodwill impairment test, no goodwill impairment was recognized.

66 BNY

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(13)	(1)	(8)	—	(22)
Foreign currency translation	5	—	15	—	20
Balance at June 30, 2025	$178	$373	$1,449	$849	$2,849

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(14)	(2)	(9)	—	(25)
Foreign currency translation	(2)	—	(1)	—	(3)
Balance at June 30, 2024	$148	$376	$1,453	$849	$2,826

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2025				Dec. 31, 2024
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$789	$(611)	$178	12 years	$779	$(593)	$186
Customer contracts – Market and Wealth Services	269	(267)	2	1 year	269	(266)	3
Customer relationships – Investment and Wealth Management	553	(501)	52	7 years	553	(495)	58
Other	39	(14)	25	12 years	42	(14)	28
Total subject to amortization	$1,650	$(1,393)	$257	11 years	$1,643	$(1,368)	$275
Not subject to amortization: (b)
Tradenames	$1,295	N/A	$1,295	N/A	$1,291	N/A	$1,291
Customer relationships	1,297	N/A	1,297	N/A	1,285	N/A	1,285
Total not subject to amortization	$2,592	N/A	$2,592	N/A	$2,576	N/A	$2,576
Total intangible assets	$4,242	$(1,393)	$2,849	N/A	$4,219	$(1,368)	$2,851
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2025	$45
2026	37
2027	31
2028	27
2029	24

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
BNY 67

Notes to Consolidated Financial Statements (continued)

Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2025	Dec. 31, 2024
(in millions)
Accounts receivable (a)	$5,829	$4,931
Corporate/bank-owned life insurance	5,572	5,552
Fails to deliver	4,005	1,292
Tax credit investments	2,736	2,821
Software	2,682	2,676
Prepaid pension assets	2,297	2,035
Assets of consolidated investment management funds	1,007	891
Equity method investments	913	852
Prepaid expense	873	736
Other equity investments (b)	736	679
Cash collateral receivable on derivative transactions	648	292
Income taxes receivable	635	255
Federal Reserve Bank stock	486	478
Fair value of hedging derivatives	297	781
Seed capital (c)	192	196
Other (d)	1,148	1,223
Total other assets	$30,056	$25,690
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At June 30, 2025 and Dec. 31, 2024, other assets include $57 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $464 million at June 30, 2025 and $413 million at Dec. 31, 2024, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to- date
(in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
Upward adjustments	$18	$12	$1	$30	$1	$366
Downward adjustments	(1)	—	—	(1)	—	(56)
Net adjustments	$17	$12	$1	$29	$1	$310

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

Our tax credit investments totaled $2.7 billion at June 30, 2025 and $2.8 billion at Dec. 31, 2024. Commitments to fund future investments totaled $824 million at June 30, 2025 and $951 million at Dec. 31, 2024 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments as of June 30, 2025 is as follows: remainder of 2025 – $297 million; 2026 – $114 million; 2027 – $106 million; 2028 – $82 million; 2029 – $34 million; and 2030 and thereafter – $191 million.

Tax credits and other tax benefits recognized were $134 million in the second quarter of 2025, $142 million in the first quarter of 2025, $115 million in the second quarter of 2024, $276 million in the first six months of 2025 and $229 million in the first six months of 2024.

Amortization expense included in the provision for income taxes was $115 million in the second quarter of 2025, $126 million in the first quarter of 2025, $92 million in the second quarter of 2024, $241 million in the first six months of 2025 and $184 million in the first six months of 2024.

68 BNY

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2025		Dec. 31, 2024
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$7	$—	$7	$—
Private equity investments (b)	140	63	137	59
Other	8	—	8	—
Total	$155	$63	$152	$59
(a)    Seed capital investments at June 30, 2025 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

BNY 69

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2025					June 30, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,449	$1,099	$26	$(18)	$2,556	$1,327	$1,009	$23	$(19)	$2,340
Investment management and performance fees	—	3	754	(3)	754	—	2	766	(3)	765
Financing-related fees	11	3	1	—	15	12	5	1	—	18
Distribution and servicing fees	1	(34)	69	1	37	—	(30)	69	2	41
Investment and other revenue	72	69	(106)	(3)	32	62	61	(92)	—	31
Total fee and other revenue – contract revenue	1,533	1,140	744	(23)	3,394	1,401	1,047	767	(20)	3,195
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	266	96	16	41	419	243	71	11	45	370
Total fee and other revenue	$1,799	$1,236	$760	$18	$3,813	$1,644	$1,118	$778	$25	$3,565
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $12 million in the second quarter of 2025 and $2 million in the second quarter of 2024.

Disaggregation of contract revenue by business segment	Quarter ended
	March 31, 2025
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,311	$1,065	$25	$(18)	$2,383
Investment management and performance fees	—	3	748	(3)	748
Financing-related fees	15	8	—	—	23
Distribution and servicing fees	1	(33)	68	—	36
Investment and other revenue	67	67	(103)	2	33
Total fee and other revenue – contract revenue	1,394	1,110	738	(19)	3,223
Fee and other revenue – not in scope of ASC 606 (a)(b)	276	79	—	53	408
Total fee and other revenue	$1,670	$1,189	$738	$34	$3,631
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $2 million in the first quarter of 2025.

70 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2025					June 30, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$2,760	$2,164	$51	$(36)	$4,939	$2,587	$2,001	$49	$(35)	$4,602
Investment management and performance fees	—	6	1,502	(6)	1,502	—	4	1,540	(7)	1,537
Financing-related fees	26	11	1	—	38	27	13	1	—	41
Distribution and servicing fees	2	(67)	137	1	73	1	(59)	139	2	83
Investment and other revenue	139	136	(209)	(1)	65	119	121	(182)	1	59
Total fee and other revenue – contract revenue	2,927	2,250	1,482	(42)	6,617	2,734	2,080	1,547	(39)	6,322
Fee and other revenue – not in scope of ASC 606 (a)(b)	542	175	16	94	827	466	132	36	94	728
Total fee and other revenue	$3,469	$2,425	$1,498	$52	$7,444	$3,200	$2,212	$1,583	$55	$7,050
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $14 million in the first six months of 2025 and $4 million in the first six months of 2024.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.0 billion at June 30, 2025 and $2.5 billion at Dec. 31, 2024.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $72 million at June 30, 2025 and $34 million at Dec. 31, 2024. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $205 million at June 30, 2025 and $171 million at Dec. 31, 2024. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first six months of 2025 relating to contract liabilities as of Dec. 31, 2024 was $82 million. Revenue recognized in the second quarter of 2025 relating to contract liabilities as of March 31, 2025 was $71 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.
Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $48 million at June 30, 2025 and $44 million at Dec. 31, 2024. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is primarily included in staff expense on the consolidated income statement, totaled $4 million in the second quarter of 2025 and second quarter of 2024, $3 million in the first quarter of 2025, and $7 million in the first six months of 2025 and first six months of 2024.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $108 million at June 30, 2025 and $98 million at Dec. 31, 2024. These capitalized costs are amortized on a straight-line basis over the expected contract period.

BNY 71

Notes to Consolidated Financial Statements (continued)

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

Note 8–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended			Year-to-date
(in millions)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Deposits with the Federal Reserve and other central banks	$937	$826	$1,201	$1,763	$2,420
Deposits with banks	87	84	110	171	231
Federal funds sold and securities purchased under resale agreements	3,176	2,922	2,631	6,098	5,064
Loans	1,032	999	1,119	2,031	2,180
Securities	1,281	1,211	1,256	2,492	2,449
Trading securities	89	81	75	170	144
Total interest income	6,602	6,123	6,392	12,725	12,488
Interest expense
Deposits	1,840	1,722	2,255	3,562	4,442
Federal funds purchased and securities sold under repurchase agreements	2,875	2,610	2,433	5,485	4,676
Trading liabilities	35	23	23	58	44
Other borrowed funds	6	4	8	10	12
Commercial paper	29	14	13	43	13
Customer payables	162	157	161	319	307
Long-term debt	452	434	469	886	924
Total interest expense	5,399	4,964	5,362	10,363	10,418
Net interest income	1,203	1,159	1,030	2,362	2,070
Provision for credit losses	(17)	18	—	1	27
Net interest income after provision for credit losses	$1,220	$1,141	$1,030	$2,361	$2,043

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2025			March 31, 2025			June 30, 2024
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$—	$—	$—	$3	$—	$—	$3	$—
Interest cost	46	11	1	46	10	1	46	9	1
Expected return on assets	(91)	(20)	(2)	(91)	(19)	(2)	(95)	(19)	(2)
Other	8	(1)	1	8	(1)	1	6	(1)	(2)
Net periodic benefit (credit)	$(37)	$(10)	$—	$(37)	$(7)	$—	$(43)	$(8)	$(3)

72 BNY

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2025			June 30, 2024
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$3	$—	$—	$6	$—
Interest cost	92	21	2	91	19	2
Expected return on assets	(182)	(39)	(4)	(190)	(39)	(4)
Other	16	(2)	2	12	(2)	(4)
Net periodic benefit (credit)	$(74)	$(17)	$—	$(87)	$(16)	$(6)

Note 10–Income taxes

BNY recorded an income tax provision of $404 million (22.0% effective tax rate) in the second quarter of 2025, $357 million (23.4% effective tax rate) in the second quarter of 2024 and $300 million (19.7% effective tax rate) in the first quarter of 2025.

Our total tax reserves were $100 million at June 30, 2025 and $109 million at Dec. 31, 2024. If these tax reserves were unnecessary, $100 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2025 is accrued interest, where applicable, of $36 million. The additional tax benefit related to interest for the six months ended June 30, 2025 was $4 million, compared with $3 million for the six months ended June 30, 2024.

Our federal income tax returns are open to examination from 2017 through 2019 and 2021 and forward. Our New York State and New York City income tax returns are open to examination after 2015. Our UK income tax returns are open to examination after 2020.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We are currently evaluating the impact of the new legislation but do not expect it to have a material financial statement impact.

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of June 30, 2025 and Dec. 31, 2024. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds
	June 30, 2025	Dec. 31, 2024
(in millions)
Trading assets	$973	$846
Other assets	34	45
Total assets (a)	$1,007	$891
Other liabilities	$22	$5
Total liabilities (b)	$22	$5
Nonredeemable noncontrolling interests (c)	$478	$359
(a)    Includes voting model entities (“VMEs”) with assets of $33 million at June 30, 2025 and $43 million at Dec. 31, 2024.
(b)    Includes VMEs with liabilities of less than $1 million at June 30, 2025 and less than $1 million at Dec. 31, 2024.
(c)    Includes VMEs with nonredeemable noncontrolling interests of $5 million at June 30, 2025 and $7 million at Dec. 31, 2024.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.
BNY 73

Notes to Consolidated Financial Statements (continued)

Non-consolidated VIEs

As of June 30, 2025 and Dec. 31, 2024, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2025	Dec. 31, 2024
(in millions)
Other assets	$2,829	$2,905
Other liabilities	824	951
Maximum loss exposure	3,654	3,856

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2025 and Dec. 31, 2024.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2025	Dec. 31, 2024	June 30, 2025	Dec. 31, 2024
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	—	494	—
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	—	494	—
Total		53,826	43,826	$5,331	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H, Series I, Series J and Series K preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		2Q25		1Q25		2Q24		YTD25		YTD24
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,311.33	$7	$1,295.17	$7	$1,574.00	$8	$2,606.50	$14	$3,140.46	$16
Series F	100		—	—	2,312.50	23	—	—	2,312.50	23	2,312.50	23
Series G	100		—	—	2,350.00	24	—	—	2,350.00	24	2,350.00	24
Series H	100		925.00	5	925.00	5	925.00	5	1,850.00	10	1,850.00	10
Series I	100		937.50	12	937.50	12	937.50	12	1,875.00	24	1,875.00	24
Series K	4,000		1,640.00	8	—	—	N/A	N/A	1,640.00	8	N/A	N/A
Total				$32		$71		$25		$103		$97
(a)    Represents Normal Preferred Capital Securities.
N/A - Not applicable.
74 BNY

Notes to Consolidated Financial Statements (continued)

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
BNY 75

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2025			March 31, 2025			June 30, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$272	$159	$431	$118	$89	$207	$(9)	$(21)	$(30)
Total foreign currency translation	272	159	431	118	89	207	(9)	(21)	(30)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	153	(39)	114	440	(107)	333	(13)	2	(11)
Reclassification adjustment (b)	35	(10)	25	—	—	—	17	(4)	13
Net unrealized gain on assets available-for-sale	188	(49)	139	440	(107)	333	4	(2)	2
Defined benefit plans:
Net (loss) arising during the period	—	—	—	(7)	2	(5)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	7	(1)	6	8	(2)	6	4	(1)	3
Total defined benefit plans	7	(1)	6	1	—	1	4	(1)	3
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(7)	2	(5)	1	—	1	3	(1)	2
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	—	—	—	4	(1)	3	(2)	1	(1)
FX contracts – investment and other revenue	1	—	1	(1)	—	(1)	—	—	—
Total reclassifications to net income	1	—	1	3	(1)	2	(2)	1	(1)
Net unrealized (loss) gain on cash flow hedges	(6)	2	(4)	4	(1)	3	1	—	1
Total other comprehensive income (loss)	$461	$111	$572	$563	$(19)	$544	$—	$(24)	$(24)
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

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2025			June 30, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$390	$248	$638	$(53)	$(68)	$(121)
Total foreign currency translation	390	248	638	(53)	(68)	(121)
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	593	(146)	447	124	(32)	92
Reclassification adjustment (b)	35	(10)	25	18	(4)	14
Net unrealized gain on assets available-for-sale	628	(156)	472	142	(36)	106
Defined benefit plans:
Net (loss) arising during the period	(7)	2	(5)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	15	(3)	12	7	(1)	6
Total defined benefit plans	8	(1)	7	7	(1)	6
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(6)	2	(4)	7	(2)	5
Reclassification of net loss (gain) to net income:
FX contracts – staff expense	4	(1)	3	(4)	1	(3)
Total reclassifications to net income	4	(1)	3	(4)	1	(3)
Net unrealized (loss) gain on cash flow hedges	(2)	1	(1)	3	(1)	2
Total other comprehensive income	$1,024	$92	$1,116	$99	$(106)	$(7)
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
76 BNY

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended June 30, 2025
Balance, beginning of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)
Net change	425	5	1	139	(4)	566
Balance, end of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)

Quarter ended March 31, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	204	7	(6)	333	3	541
Balance, end of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)

Quarter ended June 30, 2024
Balance, beginning of period	$(1,933)	$(1,339)	$(41)	$(1,565)	$2	$(4,876)
Net change	(30)	4	(1)	2	1	(24)
Balance, end of period	$(1,963)	$(1,335)	$(42)	$(1,563)	$3	$(4,900)

Six months ended June 30, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	629	12	(5)	472	(1)	1,107
Balance, end of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)

Six months ended June 30, 2024
Balance, beginning of period	$(1,842)	$(1,343)	$(40)	$(1,669)	$1	$(4,893)
Net change	(121)	8	(2)	106	2	(7)
Balance, end of period	$(1,963)	$(1,335)	$(42)	$(1,563)	$3	$(4,900)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(7) million at June 30, 2025, $(5) million at March 31, 2025 and $29 million at June 30, 2024 associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

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

The following tables present the financial instruments carried at fair value at June 30, 2025 and Dec. 31, 2024, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

BNY 77

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2025					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$6,586	$21,628	$—	$—	$28,214
Agency RMBS	—	22,347	—	—	22,347
U.S. Treasury	21,119	—	—	—	21,119
Foreign covered bonds	—	7,703	—	—	7,703
Agency commercial MBS	—	6,994	—	—	6,994
CLOs	—	6,166	—	—	6,166
Non-agency commercial MBS	—	2,369	—	—	2,369
U.S. government agencies	—	1,906	—	—	1,906
Non-agency RMBS	—	1,427	—	—	1,427
Other ABS	—	426	—	—	426
Total available-for-sale securities	27,705	70,966	—	—	98,671
Trading assets:
Debt instruments	1,546	2,967	—	—	4,513
Equity instruments	6,026	—	—	—	6,026
Derivative assets not designated as hedging:
Interest rate	5	805	—	—	810
Foreign exchange	—	8,104	—	—	8,104
Equity and other contracts	—	11	—	—	11
Netting agreements				(6,854)	(6,854)
Total derivative assets not designated as hedging	5	8,920	—	(6,854)	2,071
Total trading assets	7,577	11,887	—	(6,854)	12,610
Other assets:
Derivative assets designated as hedging:
Interest rate	—	284	—	—	284
Foreign exchange	—	13	—	—	13
Total derivative assets designated as hedging	—	297	—	—	297
Other assets (c)	588	713	—	—	1,301
Total other assets	588	1,010	—	—	1,598
Assets measured at NAV (c)					155
Total assets	$35,870	$83,863	$—	$(6,854)	$113,034
Percentage of total assets prior to netting	30%	70%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,963	$30	$—	$—	$2,993
Equity instruments	134	—	—	—	134
Derivative liabilities not designated as hedging:
Interest rate	4	1,060	—	—	1,064
Foreign exchange	—	8,198	—	—	8,198
Equity and other contracts	4	232	—	—	236
Netting agreements				(6,491)	(6,491)
Total derivative liabilities not designated as hedging	8	9,490	—	(6,491)	3,007
Total trading liabilities	3,105	9,520	—	(6,491)	6,134
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	705	—	—	705
Total derivative liabilities designated as hedging	—	705	—	—	705
Other liabilities	458	22	—	—	480
Total other liabilities	458	727	—	—	1,185
Total liabilities	$3,563	$10,247	$—	$(6,491)	$7,319
Percentage of total liabilities prior to netting	26%	74%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 79

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2025						Dec. 31, 2024
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2025	$1,421	100%	—%	—%	—%	—%	$1,453	98%	2%	—%	—%	—%
2007 and earlier	6	—	100	—	—	—	25	—	100	—	—	—
Total non-agency RMBS	$1,427	100%	—%	—%	—%	—%	$1,478	98%	2%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2025	$2,369	100%	—%	—%	—%	—%	$2,487	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$2,102	100%	—%	—%	—%	—%	$2,113	100%	—%	—%	—%	—%
UK	966	100	—	—	—	—	911	100	—	—	—	—
Germany	700	100	—	—	—	—	598	100	—	—	—	—
Australia	656	100	—	—	—	—	574	100	—	—	—	—
Singapore	610	100	—	—	—	—	554	100	—	—	—	—
Netherlands	533	100	—	—	—	—	465	100	—	—	—	—
Other	2,136	100	—	—	—	—	1,853	100	—	—	—	—
Total foreign covered bonds	$7,703	100%	—%	—%	—%	—%	$7,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$4,279	100%	—%	—%	—%	—%	$3,383	100%	—%	—%	—%	—%
France	2,363	100	—	—	—	—	1,732	100	—	—	—	—
Germany	2,139	100	—	—	—	—	2,308	100	—	—	—	—
Canada	1,678	89	11	—	—	—	1,463	100	—	—	—	—
Netherlands	1,391	100	—	—	—	—	705	100	—	—	—	—
Austria	687	100	—	—	—	—	388	100	—	—	—	—
Finland	660	100	—	—	—	—	527	100	—	—	—	—
Spain	615	—	6	94	—	—	617	—	2	98	—	—
Japan	501	—	100	—	—	—	377	—	100	—	—	—
Belgium	365	100	—	—	—	—	728	100	—	—	—	—
Other (c)	1,541	60	28	4	8	—	1,536	68	19	4	9	—
Supranational	11,995	100	—	—	—	—	10,983	100	—	—	—	—
Total non-U.S. government	$28,214	93%	4%	2%	1%	—%	$24,747	94%	3%	3%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2025 and Dec. 31, 2024, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $122 million at June 30, 2025 and $135 million at Dec. 31, 2024.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of June 30, 2025 and Dec. 31, 2024 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2025 and/or 2024 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	June 30, 2025				Dec. 31, 2024
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$22	$—	$22	$—	$25	$—	$25
Other assets (b)	—	466	—	466	—	414	—	414
Total assets at fair value on a nonrecurring basis	$—	$488	$—	$488	$—	$439	$—	$439
(a)    The fair value of these loans was unchanged in the second quarter of 2025 and decreased less than $1 million in the fourth quarter of 2024 based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
80 BNY

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2025 and Dec. 31, 2024, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$135,602	$—	$135,602	$135,602
Interest-bearing deposits with banks	—	12,075	—	12,075	12,069
Federal funds sold and securities purchased under resale agreements	—	45,547	—	45,547	45,547
Securities held-to-maturity	10,987	33,975	—	44,962	48,397
Loans (a)	—	71,431	—	71,431	72,667
Other financial assets	5,699	2,391	—	8,090	8,090
Total	$16,686	$301,021	$—	$317,707	$322,372
Liabilities:
Noninterest-bearing deposits	$—	$67,724	$—	$67,724	$67,724
Interest-bearing deposits	—	273,925	—	273,925	278,669
Federal funds purchased and securities sold under repurchase agreements	—	15,492	—	15,492	15,492
Payables to customers and broker-dealers	—	21,273	—	21,273	21,273
Commercial paper	—	2,361	—	2,361	2,361
Borrowings	—	1,098	—	1,098	1,098
Long-term debt	—	33,472	—	33,472	33,429
Total	$—	$415,345	$—	$415,345	$420,046
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$89,546	$—	$89,546	$89,546
Interest-bearing deposits with banks	—	9,617	—	9,617	9,612
Federal funds sold and securities purchased under resale agreements	—	41,146	—	41,146	41,146
Securities held-to-maturity	10,016	34,004	—	44,020	48,596
Loans (a)	—	69,738	—	69,738	70,673
Other financial assets	4,178	2,271	—	6,449	6,449
Total	$14,194	$246,322	$—	$260,516	$266,022
Liabilities:
Noninterest-bearing deposits	$—	$58,267	$—	$58,267	$58,267
Interest-bearing deposits	—	226,799	—	226,799	231,257
Federal funds purchased and securities sold under repurchase agreements	—	14,064	—	14,064	14,064
Payables to customers and broker-dealers	—	20,073	—	20,073	20,073
Commercial paper	—	301	—	301	301
Borrowings	—	941	—	941	941
Long-term debt	—	30,351	—	30,351	30,854
Total	$—	$350,796	$—	$350,796	$355,757
(a)    Does not include the leasing portfolio.

BNY 81

Notes to Consolidated Financial Statements (continued)

Note 15–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2025	Dec. 31, 2024
(in millions)
Assets of consolidated investment management funds:
Trading assets	$973	$846
Other assets	34	45
Total assets of consolidated investment management funds	$1,007	$891
Liabilities of consolidated investment management funds:
Other liabilities	$22	$5
Total liabilities of consolidated investment management funds	$22	$5

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $17 million at June 30, 2025 and $26 million at Dec. 31, 2024, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2025.

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

82 BNY

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, U.S. government agency, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At June 30, 2025, $34.5 billion designated par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $34.2 billion.

At June 30, 2025, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $3.1 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At June 30, 2025, $30.9 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $30.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into
U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, Polish zloty, British pound, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2025, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $818 million (notional), with a net pre-tax loss of $6 million recorded in accumulated other comprehensive income (“OCI”). Over the next 12 months, a loss of $5 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2025, forward foreign exchange contracts with notional amounts totaling $10.6 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	2Q25	1Q25	2Q24	YTD25	YTD24
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$(249)	$(398)	$79	$(647)	$528
Hedged item	Interest income	249	398	(77)	647	(526)
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	275	411	13	686	(208)
Hedged item	Interest expense	(275)	(411)	(13)	(686)	208
Interest rate fair value hedges of loans
Derivative	Interest income	2	(11)	(14)	(9)	(15)
Hedged item	Interest income	(2)	11	14	9	15
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	—	(4)	2	(4)	4
(Loss) gain reclassified from OCI into income	Investment and other revenue	(1)	1	—	—	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(1)	$(3)	$4	$(4)	$6

BNY 83

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	2Q25	1Q25	2Q24	YTD25	YTD24		2Q25	1Q25	2Q24	YTD25	YTD24
FX contracts	$(735)	$(376)	$87	$(1,111)	$285	Investment and other revenue	$—	$21	$—	$21	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2025	Dec. 31, 2024	June 30, 2025	Dec. 31, 2024
Available-for-sale securities (b)	$41,495	$40,751	$(901)	$(1,650)
Loans (c)	$3,060	$3,162	$2	$(7)
Long-term debt	$30,499	$27,458	$(348)	$(1,042)
(a)    Includes $442 million and $474 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at June 30, 2025 and Dec. 31, 2024, respectively, and $3 million of basis adjustment increases and $5 million of basis adjustment decreases on discontinued hedges associated with long-term debt at June 30, 2025 and Dec. 31, 2024, respectively.
(b)    At June 30, 2025 and Dec. 31, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $14.4 billion and $12.1 billion, respectively, of which the notional amount hedged was $6.4 billion and $6.2 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of June 30, 2025 and Dec. 31, 2024 were an increase of $59 million and a decrease of $92 million, respectively.
(c)    At June 30, 2025 and Dec. 31, 2024, loans included in closed portfolios subject to portfolio layer method hedging were $3.1 billion and $3.2 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged.

The following table summarizes the notional amount and carrying values of our total derivatives portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2025	Dec. 31, 2024	June 30, 2025	Dec. 31, 2024	June 30, 2025	Dec. 31, 2024
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$66,475	$66,805	$284	$326	$—	$—
Foreign exchange contracts	11,451	12,048	13	455	705	12
Total derivatives designated as hedging instruments			$297	$781	$705	$12
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$190,685	$169,523	$810	$835	$1,064	$1,210
Foreign exchange contracts	1,067,320	919,690	8,104	10,559	8,198	10,636
Equity contracts	5,513	5,321	11	143	224	34
Credit contracts	334	324	—	—	12	17
Total derivatives not designated as hedging instruments			$8,925	$11,537	$9,498	$11,897
Total derivatives fair value (d)			$9,222	$12,318	$10,203	$11,909
Effect of master netting agreements (e)			(6,854)	(8,612)	(6,491)	(9,033)
Fair value after effect of master netting agreements			$2,368	$3,706	$3,712	$2,876
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,862 million and $1,499 million, respectively, at June 30, 2025, and $1,953 million and $2,374 million, respectively, at Dec. 31, 2024.
84 BNY

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q25	1Q25	2Q24	YTD25	YTD24
Foreign exchange revenue	$213	$156	$184	$369	$336
Other trading revenue	59	71	77	130	146

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded a gain of $15 million in the second quarter of 2025, a loss of $8 million in the first quarter of 2025, a gain of $7 million in the first six months of 2025 and a gain of $11 million in the first six months of 2024. There was no impact in the second quarter of 2024.

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

BNY 85

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

	June 30, 2025	Dec. 31, 2024
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$835	$2,163
Collateral posted	$1,170	$1,940
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

Potential close-out exposures (fair value) (a)
	June 30, 2025	Dec. 31, 2024
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$79	$40
Baa2/BBB	$560	$646
Ba1/BB+	$1,628	$2,710
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2025 and Dec. 31, 2024, existing collateral arrangements would have required us to post additional collateral of $21 million and $351 million, respectively.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2025
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$918	$721		$197	$45	$—	$152
Foreign exchange contracts	7,417	6,121		1,296	89	—	1,207
Equity and other contracts	12	12		—	—	—	—
Total derivatives subject to netting arrangements	8,347	6,854		1,493	134	—	1,359
Total derivatives not subject to netting arrangements	875	—		875	—	—	875
Total derivatives	9,222	6,854		2,368	134	—	2,234
Reverse repurchase agreements	304,684	276,662	(b)	28,022	27,997	2	23
Securities borrowing	20,346	2,821		17,525	16,803	—	722
Total	$334,252	$286,337		$47,915	$44,934	$2	$2,979
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

Offsetting of derivative liabilities and financial liabilities at June 30, 2025				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$832	$502		$330	$43	$—	$287
Foreign exchange contracts	8,417	5,842		2,575	161	—	2,414
Equity and other contracts	211	147		64	44	—	20
Total derivatives subject to netting arrangements	9,460	6,491		2,969	248	—	2,721
Total derivatives not subject to netting arrangements	743	—		743	—	—	743
Total derivatives	10,203	6,491		3,712	248	—	3,464
Repurchase agreements	288,220	276,662	(b)	11,558	11,558	—	—
Securities lending	6,755	2,821		3,934	3,822	—	112
Total	$305,178	$285,974		$19,204	$15,628	$—	$3,576
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
BNY 87

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2025					Dec. 31, 2024
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$215,339	$44	$629	$460	$216,472	$187,227	$196	$739	$742	$188,904
Agency RMBS	64,274	35	467	273	65,049	44,774	71	288	295	45,428
Corporate bonds	120	152	1,837	848	2,957	84	81	1,341	741	2,247
Sovereign debt/sovereign guaranteed	280	778	—	—	1,058	123	655	17	—	795
State and political subdivisions	20	16	338	285	659	37	14	414	302	767
U.S. government agencies	138	—	73	105	316	131	—	64	115	310
Other debt securities	55	470	201	4	730	19	278	287	12	596
Equity securities	—	4	429	546	979	—	4	592	314	910
Total	$280,226	$1,499	$3,974	$2,521	$288,220	$232,395	$1,299	$3,742	$2,521	$239,957
Securities lending:
Agency RMBS	$119	$—	$—	$—	$119	$98	$—	$—	$—	$98
Other debt securities	395	—	—	—	395	253	—	—	—	253
Equity securities	6,241	—	—	—	6,241	3,695	—	—	—	3,695
Total	$6,755	$—	$—	$—	$6,755	$4,046	$—	$—	$—	$4,046
Total secured borrowings	$286,981	$1,499	$3,974	$2,521	$294,975	$236,441	$1,299	$3,742	$2,521	$244,003

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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2025	Dec. 31, 2024
(in millions)
Lending commitments	$53,089	$52,581
Standby letters of credit (“SBLC”) (a)	1,554	1,641
Commercial letters of credit	99	24
Securities lending indemnifications (b)(c)	572,833	544,601
(a)Net of participations totaling $153 million at June 30, 2025 and $192 million at Dec. 31, 2024.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $68 billion at June 30, 2025 and $60 billion at Dec. 31, 2024.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $59 billion at June 30, 2025 and $59 billion at Dec. 31, 2024.
88 BNY

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $32.1 billion in less than one year, $20.7 billion in one to five years and $241 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $164 million at June 30, 2025 and $173 million at Dec. 31, 2024. At June 30, 2025, $1.2 billion of the SBLCs will expire within one year, $383 million in one to five years and $6 million in over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2025	Dec. 31, 2024

Investment grade	72%	67%
Non-investment grade	28%	33%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $99 million at June 30, 2025 and $24 million at Dec. 31, 2024.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $70 million at June 30, 2025 and $72 million at Dec. 31, 2024.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $605 billion at June 30, 2025 and $574 billion at Dec. 31, 2024.

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities. Generally,
BNY and CIBC severally indemnify securities lenders against specific types of borrower default. In certain instances, BNY, CIBC and CIBC Mellon jointly and severally indemnify securities lenders against specific types of borrower default. At June 30, 2025 and Dec. 31, 2024, $68 billion and $60 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $73 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to
BNY 89

Notes to Consolidated Financial Statements (continued)

the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2025, we had no unsettled repurchase agreements and $109.3 billion of unsettled reverse repurchase agreements. At Dec. 31, 2024, we had no unsettled repurchase agreements and $96.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2025. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2025
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.3	$20.1	$23.4
Asset managers	1.7	8.1	9.8
Banks	7.9	1.6	9.5
Insurance	0.1	4.2	4.3
Government	—	0.6	0.6
Other	0.1	0.7	0.8
Total	$13.1	$35.3	$48.4

Commercial portfolio exposure (in billions)	June 30, 2025
	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.1	$4.2	$4.3
Services and other	0.8	3.4	4.2
Manufacturing	0.3	3.8	4.1
Media and telecom	0.1	0.7	0.8
Total	$1.3	$12.1	$13.4

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2025 and Dec. 31, 2024, we have not recorded any material liabilities under these arrangements.

90 BNY

Notes to Consolidated Financial Statements (continued)

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2025 and Dec. 31, 2024, we did not record any material liabilities under these arrangements.

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $760 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:
BNY 91

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
92 BNY

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

Brazilian Silverado Litigation
DTVM acts as administrator for the Fundo de Investimento em Direitos Creditórios Multisetorial Silverado Maximum (“Silverado Maximum Fund”), which invests in commercial credit receivables. On June 2, 2016, the Silverado Maximum Fund sued DTVM in its capacity as administrator, along with Deutsche Bank S.A. - Banco Alemão in its capacity as custodian and Silverado Gestão e Investimentos Ltda. in its capacity as investment manager. The Fund alleges that each of the defendants failed to fulfill its respective duty, and caused losses to the Fund for which the defendants are jointly and severally liable. On March 21, 2024, the São Paulo court issued a decision finding DTVM, Deutsche Bank and Silverado Gestão e Investimentos jointly liable for losses to the Fund in an amount to be determined during a later calculation phase. On Sept. 12, 2024, DTVM filed an appeal. DTVM, Deutsche Bank, and the Silverado Maximum Fund reached a settlement of the lawsuit, which the court approved on July 11, 2025.

BNY 93

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no
94 BNY

Notes to Consolidated Financial Statements (continued)

reclassifications or organizational changes in the second quarter of 2025.

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
•Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,799	$1,236	$760	(a)	$18	$3,813	(a)
Net interest income (expense)	675	506	41		(19)	1,203
Total revenue	2,474	1,742	801	(a)	(1)	5,016	(a)
Provision for credit losses	(13)	(6)	—		2	(17)
Noninterest expense	1,620	897	653		36	3,206
Income (loss) before income taxes	$867	$851	$148	(a)	$(39)	$1,827	(a)
Pre-tax operating margin (b)	35%	49%	19%		N/M	37%
Average assets	$206,552	$135,119	$27,114		$69,823	$438,608
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $12 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.
BNY 95

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
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$3,469	$2,425	$1,498	(a)	$52	$7,444	(a)
Net interest income (expense)	1,305	1,003	82		(28)	2,362
Total revenue	4,774	3,428	1,580	(a)	24	9,806	(a)
Provision for credit losses	(5)	(2)	2		6	1
Noninterest expense	3,204	1,763	1,367		124	6,458
Income (loss) before income taxes	$1,575	$1,667	$211	(a)	$(106)	$3,347	(a)
Pre-tax operating margin (b)	33%	49%	13%		N/M	34%
Average assets	$200,759	$132,198	$26,760		$67,572	$427,289
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $14 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

96 BNY

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
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2025	2024
Transfers from loans to other assets for other real estate owned	$1	$—
Change in assets of consolidated investment management funds	116	148
Change in liabilities of consolidated investment management funds	17	4
Change in nonredeemable noncontrolling interests of consolidated investment management funds	119	136
Securities purchased not settled	413	521
Securities sold not settled	114	87
Securities matured not settled	—	25
Premises and equipment/operating lease obligations	29	166
Excise tax on share repurchases	11	12

BNY 97

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the development and use of artificial intelligence, including digital employees and digital engineers, present risks and challenges that may adversely impact our business;
•we are subject to extensive government rulemaking, policies, regulation and supervision that impact our operations. Changes to and introduction of new rules and regulations have compelled, and in the future may compel, us to change how we manage our businesses, which could have a material adverse effect on our business, financial condition and results of operations;
BNY 99

Forward-looking Statements (continued)

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
100 BNY

Forward-looking Statements (continued)

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
BNY 101

Part II – Other Information

Item 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2025. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2025			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2025
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2025	1,756	$77.78	1,756	$4,449
May 2025	5,073	86.94	5,073	4,008
June 2025	3,558	89.34	3,558	3,691
Second quarter of 2025 (a)	10,387	$86.21	10,387	$3,691	(b)
(a)    Includes 62 thousand shares repurchased at a purchase price of $5 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $86.21.
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
BNY 103

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2025. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
104 BNY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 1, 2025	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY 105