Form 10-Q
period 2025-09-30
Bank of New York Mellon Corp
filed 2025-10-31
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025
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

As of Sept. 30, 2025, 697,349,124 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2025 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2025 events	4
Highlights of third quarter 2025 results	5
Fee and other revenue	6
Net interest income	9
Noninterest expense	12
Income taxes	12
Review of business segments	12
Critical accounting estimates	22
Consolidated balance sheet review	22
Liquidity and dividends	31
Capital	35
Trading activities and risk management	39
Asset/liability management	41
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	44
Recent accounting and regulatory developments	48
Website information	49

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	50
Consolidated Comprehensive Income Statement (unaudited)	51
Consolidated Balance Sheet (unaudited)	52
Consolidated Statement of Cash Flows (unaudited)	53
Consolidated Statement of Changes in Equity (unaudited)	54

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,339	$1,391	$1,110	$3,879	$3,206
Basic earnings per share	$1.90	$1.95	$1.51	$5.43	$4.29
Diluted earnings per share	$1.88	$1.93	$1.50	$5.39	$4.26

Fee and other revenue	$3,845	$3,825	$3,600	$11,303	$10,654
Net interest income	1,236	1,203	1,048	3,598	3,118
Total revenue	$5,081	$5,028	$4,648	$14,901	$13,772

Return on common equity (annualized)	13.7%	14.7%	12.0%	13.7%	11.8%
Return on tangible common equity (annualized) – Non-GAAP (a)	25.6%	27.8%	22.8%	25.9%	22.7%

Fee revenue as a percentage of total revenue	72%	72%	73%	72%	73%

Non-U.S. revenue as a percentage of total revenue	35%	36%	35%	35%	35%

Pre-tax operating margin	36%	37%	33%	35%	32%

Net interest margin	1.31%	1.27%	1.16%	1.30%	1.16%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.31%	1.27%	1.16%	1.30%	1.16%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$57.8	$55.8	$52.1	$57.8	$52.1
Assets under management (“AUM”) at period end (in trillions) (d)	$2.1	$2.1	$2.1	$2.1	$2.1

Average common shares and equivalents outstanding (in thousands):
Basic	705,873	714,799	736,547	714,135	747,766
Diluted	712,854	720,007	742,080	720,344	752,555

Selected average balances:
Interest-earning assets	$374,493	$375,542	$356,934	$368,313	$352,250
Total assets	$437,491	$438,608	$416,397	$430,727	$410,980
Interest-bearing deposits	$248,016	$250,688	$236,724	$244,416	$233,843
Noninterest-bearing deposits	$51,310	$49,610	$47,962	$49,699	$48,955
Long-term debt	$32,503	$31,805	$33,154	$31,846	$31,919
Preferred stock	$5,348	$5,331	$4,343	$5,083	$4,343
Total The Bank of New York Mellon Corporation common shareholders’ equity	$38,626	$37,892	$36,772	$37,839	$36,242

Other information at period end:
Cash dividends per common share	$0.53	$0.47	$0.47	$1.47	$1.31
Common dividend payout ratio	28%	25%	32%	28%	31%
Common dividend yield (annualized)	1.9%	2.1%	2.6%	1.8%	2.4%
Closing stock price per common share	$108.96	$91.11	$71.86	$108.96	$71.86
Market capitalization	$75,983	$64,254	$52,248	$75,983	$52,248
Book value per common share	$55.99	$54.76	$51.78	$55.99	$51.78
Tangible book value per common share – Non-GAAP (a)	$30.60	$29.57	$28.01	$30.60	$28.01
Full-time employees	49,200	49,900	52,600	49,200	52,600
Common shares outstanding (in thousands)	697,349	705,241	727,078	697,349	727,078
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2025	June 30, 2025	Dec. 31, 2024
Average liquidity coverage ratio (“LCR”)	112%	112%	115%
Average net stable funding ratio (“NSFR”)	130%	131%	132%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.2%	11.9%	11.7%
Tier 1 capital ratio	15.1	15.1	14.4
Total capital ratio	15.8	15.9	15.3
Standardized Approach:
CET1 ratio	11.7%	11.5%	11.2%
Tier 1 capital ratio	14.4	14.5	13.7
Total capital ratio	15.3	15.5	14.8

Tier 1 leverage ratio	6.1%	6.1%	5.7%
Supplementary leverage ratio (“SLR”)	6.7	6.9	6.5

BNY shareholders’ equity to total assets ratio	9.6%	9.0%	9.9%
BNY common shareholders’ equity to total assets ratio	8.6	7.9	8.9
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $2.1 trillion at Sept. 30, 2025, $2.0 trillion at June 30, 2025 and $1.9 trillion at Sept. 30, 2024.
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

Overview

BNY is a global financial services company that helps make money work for the world – managing it, moving it and keeping it safe. For more than 240 years BNY has partnered alongside clients, putting its expertise and platforms to work to help them achieve their ambitions. Today BNY helps over 90% of Fortune 100 companies and nearly all the top 100 banks globally access the money they need. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals, and so much more. As of Sept. 30, 2025, BNY oversees $57.8 trillion in assets under custody and/or administration and $2.1 trillion in assets under management.

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

Key third quarter 2025 events

Increase in cash dividend on common stock

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend was paid on Aug. 7, 2025.

Robin Vince elected Chairman of the Board of Directors

In June 2025, we announced that Robin Vince, Chief Executive Officer, was unanimously elected by the Board of Directors to the additional position of Chairman, effective Sept. 1, 2025.

4 BNY

Highlights of third quarter 2025 results

We reported net income applicable to common shareholders of $1.34 billion, or $1.88 per diluted common share, in the third quarter of 2025, including the impact of notable items. Notable items in the third quarter of 2025 include a disposal gain, severance expense, litigation reserves and a reduction in the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1.36 billion (Non-GAAP), or $1.91 (Non-GAAP) per diluted common share, in the third quarter of 2025. Net income applicable to common shareholders was $1.11 billion, or $1.50 per diluted common share, in the third quarter of 2024, including the impact of notable items. Notable items in the third quarter of 2024 include severance expense, litigation reserves and a reduction in the FDIC special assessment. Excluding notable items, net income applicable to common shareholders was $1.13 billion (Non-GAAP), or $1.52 (Non-GAAP) per diluted common share, in the third quarter of 2024.

The highlights below are based on the third quarter of 2025 compared with the third quarter of 2024, unless otherwise noted.
•Total revenue increased 9%, primarily reflecting:
•Fee revenue increased 7%, primarily reflecting net new business, higher client activity and market values, and the favorable impact of a weaker U.S. dollar, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting a disposal gain and other investment gains, partially offset by higher net securities losses. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 18%, primarily reflecting the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix. (See “Net interest income” on page 9.)
•The provision for credit losses was a benefit of $7 million, primarily driven by changes in the macroeconomic forecast, partially offset by higher reserves related to commercial real estate exposure. (See “Allowance for credit losses” on page 29.)
•Noninterest expense increased 4%, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings. Excluding notable items, total noninterest expense also increased 4% (Non-GAAP). (See “Noninterest expense” on page 12.)
•Effective tax rate of 21.3%. (See “Income taxes” on page 12.)
•Return on common equity (“ROE”) was 13.7% for the third quarter of 2025.
•Return on tangible common equity (“ROTCE”) was 25.6% (Non-GAAP) for the third quarter of 2025.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $57.8 trillion increased 11%, primarily reflecting net client inflows and higher market values.
•AUM of $2.1 trillion was flat reflecting higher market values, partially offset by cumulative net outflows.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.7% at Sept. 30, 2025 and 11.5% at June 30, 2025. The increase reflects capital generated through earnings and a net increase in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends, and higher risk-weighted assets (“RWA”). (See “Capital” beginning on page 35.)
•Our Tier 1 leverage ratio was 6.1% at Sept. 30, 2025, a slight increase compared with June 30, 2025. The increase reflects lower average assets. (See “Capital” beginning on page 35.)
•Returned $1.2 billion to common shareholders, including $849 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue								YTD25
(dollars in millions, unless otherwise noted)				3Q25 vs.				vs.
	3Q25	2Q25	3Q24	2Q25	3Q24	YTD25	YTD24	YTD24
Investment services fees	$2,585	$2,583	$2,344	—%	10%	$7,579	$6,981	9%
Investment management and performance fees (a)(b)	782	758	794	3	(2)	2,279	2,331	(2)
Foreign exchange revenue	166	213	175	(22)	(5)	535	511	5
Financing-related fees	67	51	53	31	26	178	163	9
Distribution and servicing fees	37	36	38	3	(3)	110	121	(9)
Total fee revenue	3,637	3,641	3,404	—	7	10,681	10,107	6
Investment and other revenue	208	184	196	N/M	N/M	622	547	N/M
Total fee and other revenue	$3,845	$3,825	$3,600	1%	7%	$11,303	$10,654	6%

Fee revenue as a percentage of total revenue	72%	72%	73%			72%	73%

AUC/A at period end (in trillions) (c)	$57.8	$55.8	$52.1	4%	11%	$57.8	$52.1	11%
AUM at period end (in billions) (d)	$2,142	$2,106	$2,144	2%	—%	$2,142	$2,144	—%
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Pershing and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $2.1 trillion at Sept. 30, 2025, $2.0 trillion at June 30, 2025 and $1.9 trillion at Sept. 30, 2024.
(d)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 7% compared with the third quarter of 2024 and was flat compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher investment services fees and financing-related fees, partially offset by lower investment management and performance fees. Compared with the second quarter of 2025, higher investment management and performance fees and financing-related fees were offset by lower foreign exchange revenue.

Investment and other revenue increased $12 million compared with the third quarter of 2024 and $24 million compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects a disposal gain and other investment gains, partially offset by higher net securities losses. The increase compared with the second quarter of 2025 primarily reflects a disposal gain and higher client activity in our fixed income and equity trading business.

Investment services fees

Investment services fees increased 10% compared with the third quarter of 2024 and were flat compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher client activity, net new business and higher market values. Compared with the second quarter of 2025, higher market values and client activity was offset by lower Depositary Receipts revenue.

AUC/A totaled $57.8 trillion at Sept. 30, 2025, an increase of 11% compared with Sept. 30, 2024, primarily reflecting net client inflows and higher market values. AUC/A consisted of 38% equity securities and 62% fixed income securities at Sept. 30, 2025 and 37% equity securities and 63% fixed income securities at Sept. 30, 2024.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees decreased 2% compared with the third quarter of 2024 and increased 3% compared with the second quarter of 2025. The decrease compared with the third quarter of 2024 primarily reflects the mix of AUM flows and the adjustment for certain rebates
6 BNY

(offset in noninterest expense), partially offset by higher market values and the favorable impact of the weaker U.S. dollar. The increase compared with the second quarter of 2025 primarily reflects higher market values. Performance fees were $6 million in the third quarter of 2025, $13 million in the third quarter of 2024 and $10 million in the second quarter of 2025. On a constant currency basis, investment management and performance fees decreased 2% (Non-GAAP) compared with the third quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of Non-GAAP measures.

AUM was $2.1 trillion at Sept. 30, 2025, flat compared with Sept. 30, 2024, primarily reflecting higher market values, partially offset by cumulative net outflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue decreased 5% compared with the third quarter of 2024 and 22% compared with the second quarter of 2025. The decrease compared with the third quarter of 2024 primarily reflects the impact of corporate treasury activity, partially offset by higher volumes. The decrease compared with the second quarter of 2025 primarily reflects lower volatility. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.
Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 26% compared with the third quarter of 2024 and 31% compared with the second quarter of 2025. The increases compared with the third quarter of 2024 and second quarter of 2025 primarily reflect higher underwriting fees.

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

BNY 7

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
Income from consolidated investment management funds	$23	$35	$28	$64	$51
Seed capital gains (a)	8	8	3	10	17
Other trading revenue	73	59	79	203	225
Renewable energy investments gains	19	15	6	49	20
Corporate/bank-owned life insurance	41	35	36	114	90
Other investments gains (b)	7	26	12	57	59
Disposal gains	12	—	—	52	—
Expense reimbursements from joint venture	36	34	32	101	89
Other income	19	7	17	37	31
Net securities (losses)	(30)	(35)	(17)	(65)	(35)
Total investment and other revenue	$208	$184	$196	$622	$547
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the third quarter of 2024 primarily reflects a disposal gain and other investment gains (primarily renewable energy and corporate/bank-owned life insurance), partially offset by higher net securities losses. The increase compared with the second quarter of 2025 primarily reflects a disposal gain and higher client activity in our fixed income and equity trading business.

Year-to-date 2025 compared with year-to-date 2024

Fee revenue increased 6% compared with the first nine months of 2024, primarily reflecting higher investment services fees and foreign exchange revenue, partially offset by lower investment management and performance fees. The 9% increase in investment services fees primarily reflects higher client activity, net new business, higher market values and higher Depositary Receipts revenue. Investment management and performance fees decreased 2%, primarily reflecting the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense), partially offset by higher market values and the favorable impact of a weaker U.S. dollar. The 5% increase in foreign exchange revenue primarily reflects higher volatility and volumes.

Investment and other revenue increased $75 million compared with the first nine months of 2024, primarily reflecting disposal gains recorded in the first nine months of 2025 and other investment gains (primarily renewable energy and corporate/bank-owned life insurance), partially offset by higher net securities losses.

8 BNY

Net interest income

Net interest income										YTD25
				3Q25 vs.						vs.
(dollars in millions)	3Q25	2Q25	3Q24	2Q25		3Q24		YTD25	YTD24	YTD24
Net interest income	$1,236	$1,203	$1,048	3%		18%		$3,598	$3,118	15%
Add: Tax equivalent adjustment	—	1	—	N/M		N/M		1	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,236	$1,204	$1,048	3%		18%		$3,599	$3,119	15%

Average interest-earning assets	$374,493	$375,542	$356,934	—%		5%		$368,313	$352,250	5%

Net interest margin	1.31%	1.27%	1.16%	4	bps	15	bps	1.30%	1.16%	14	bps
Net interest margin (FTE) – Non-GAAP (a)	1.31%	1.27%	1.16%	4	bps	15	bps	1.30%	1.16%	14	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 18% compared with the third quarter of 2024 and 3% compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix. The increase compared with the second quarter of 2025 primarily reflects the continued reinvestment of maturing investment securities at higher yields, partially offset by changes in deposit mix.

Net interest margin increased 15 basis points compared with the third quarter of 2024 and 4 basis points compared with the second quarter of 2025. The changes compared with the third quarter of 2024 and the second quarter of 2025 primarily reflect the factors mentioned above.

Average interest-earning assets increased 5% compared with the third quarter of 2024 and were flat compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher securities balances and federal funds sold and securities purchased under resale agreements, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks. Compared with the second quarter of 2025, lower interest-bearing deposits with the Federal Reserve and other central banks were offset by higher loans, federal funds sold and securities purchased under resale agreements and securities balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2025. Approximately 50% of the average non-U.S. dollar deposits in the third quarter of 2025 were euro-denominated.

Year-to-date 2025 compared with year-to-date 2024

Net interest income increased 15% compared with the first nine months of 2024, primarily driven by the continued reinvestment of maturing investment securities at higher yields and balance sheet growth, partially offset by changes in deposit mix. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 5% compared with the first nine months of 2024, primarily reflecting higher federal funds sold and securities purchased under resale agreements and higher securities balances, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks.

BNY 9

Average balances and interest rates	Quarter ended
	Sept. 30, 2025			June 30, 2025			Sept. 30, 2024
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$94,533	$892	3.69%	$99,426	$937	3.73%	$100,611	$1,188	4.62%
Interest-bearing deposits with banks	10,980	81	2.97	11,199	87	3.10	10,559	109	4.15
Federal funds sold and securities purchased under resale agreements (a)	40,885	3,159	30.66	39,522	3,176	32.23	31,183	2,874	36.65
Loans	72,692	1,062	5.80	71,265	1,032	5.81	69,205	1,142	6.57
Securities:
U.S. government obligations	31,754	287	3.59	29,279	265	3.63	28,490	266	3.71
U.S. government agency obligations	61,174	520	3.40	62,874	529	3.36	62,572	511	3.26
Other securities	54,986	499	3.61	54,610	487	3.58	48,647	487	4.00
Total investment securities	147,914	1,306	3.52	146,763	1,281	3.49	139,709	1,264	3.61
Trading securities (b)	7,489	94	5.02	7,367	90	4.84	5,667	75	5.33
Total securities (b)	155,403	1,400	3.59	154,130	1,371	3.56	145,376	1,339	3.68
Total interest-earning assets (b)	$374,493	$6,594	6.98%	$375,542	$6,603	7.03%	$356,934	$6,652	7.40%
Noninterest-earning assets	62,998			63,066			59,463
Total assets	$437,491			$438,608			$416,397

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$248,016	$1,813	2.90%	$250,688	$1,840	2.95%	$236,724	$2,271	3.82%
Federal funds purchased and securities sold under repurchase agreements (a)	16,242	2,829	69.11	17,485	2,875	65.95	16,584	2,620	62.85
Trading liabilities	3,333	37	4.40	2,821	35	4.94	1,844	22	4.83
Other borrowed funds	243	2	4.63	432	6	5.06	418	3	3.15
Commercial paper	3,268	38	4.63	2,511	29	4.56	1,474	21	5.50
Payables to customers and broker-dealers	16,434	180	4.34	15,494	162	4.19	12,737	170	5.29
Long-term debt	32,503	459	5.53	31,805	452	5.64	33,154	497	5.93
Total interest-bearing liabilities	$320,039	$5,358	6.64%	$321,236	$5,399	6.74%	$302,935	$5,604	7.36%
Total noninterest-bearing deposits	51,310			49,610			47,962
Other noninterest-bearing liabilities	21,674			24,073			24,122
Total liabilities	393,023			394,919			375,019
Total The Bank of New York Mellon Corporation shareholders’ equity	43,974			43,223			41,115
Noncontrolling interests	494			466			263
Total liabilities and equity	$437,491			$438,608			$416,397
Net interest income (FTE) – Non-GAAP (b)(c)		$1,236			$1,204			$1,048
Net interest margin (FTE) – Non-GAAP (b)(c)			1.31%			1.27%			1.16%
Less: Tax equivalent adjustment		—			1			—
Net interest income – GAAP		$1,236			$1,203			$1,048
Net interest margin – GAAP			1.31%			1.27%			1.16%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $241 billion for the third quarter of 2025, $247 billion for the second quarter of 2025 and $179 billion for the third quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.45% for the third quarter of 2025, 4.45% for the second quarter of 2025 and 5.43% for the third quarter of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.36% for the third quarter of 2025, 4.36% for the second quarter of 2025 and 5.32% for the third quarter of 2024. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

10 BNY

Average balances and interest rates	Year-to-date
	Sept. 30, 2025			Sept. 30, 2024
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$93,363	$2,655	3.75%	$101,883	$3,608	4.65%
Interest-bearing deposits with banks	10,757	252	3.14	11,162	340	4.07
Federal funds sold and securities purchased under resale agreements (a)	40,524	9,257	30.54	29,079	7,938	36.46
Loans	71,220	3,093	5.80	67,782	3,322	6.54
Securities:
U.S. government obligations	29,235	782	3.57	28,028	785	3.74
U.S. government agency obligations	62,512	1,568	3.34	62,751	1,534	3.26
Other securities	53,679	1,448	3.60	46,343	1,394	4.02
Total investment securities	145,426	3,798	3.49	137,122	3,713	3.61
Trading securities (b)	7,023	265	5.04	5,222	220	5.64
Total securities (b)	152,449	4,063	3.56	142,344	3,933	3.69
Total interest-earning assets (b)	$368,313	$19,320	7.00%	$352,250	$19,141	7.23%
Noninterest-earning assets	62,414			58,730
Total assets	$430,727			$410,980

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$244,416	$5,375	2.94%	$233,843	$6,713	3.83%
Federal funds purchased and securities sold under repurchase agreements (a)	17,092	8,314	65.03	16,809	7,296	57.98
Trading liabilities	2,744	95	4.63	1,728	66	5.11
Other borrowed funds	321	12	5.21	424	15	4.78
Commercial paper	2,360	81	4.58	815	34	5.51
Payables to customers and broker-dealers	15,695	499	4.25	12,409	477	5.13
Long-term debt	31,846	1,345	5.58	31,919	1,421	5.89
Total interest-bearing liabilities	$314,474	$15,721	6.68%	$297,947	$16,022	7.18%
Total noninterest-bearing deposits	49,699			48,955
Other noninterest-bearing liabilities	23,177			23,325
Total liabilities	387,350			370,227
Total The Bank of New York Mellon Corporation shareholders’ equity	42,922			40,585
Noncontrolling interests	455			168
Total liabilities and equity	$430,727			$410,980
Net interest income (FTE) – Non-GAAP (b)(c)		$3,599			$3,119
Net interest margin (FTE) – Non-GAAP (b)(c)			1.30%			1.16%
Less: Tax equivalent adjustment		1			1
Net interest income – GAAP		$3,598			$3,118
Net interest margin – GAAP			1.30%			1.16%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $238 billion for the first nine months of 2025 and $165 billion for the first nine months of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 4.45% for the first nine months of 2025 and 5.47% for the first nine months of 2024. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 4.37% for the first nine months of 2025 and 5.37% for the first nine months of 2024. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 9 for the reconciliation of this Non-GAAP measure.

BNY 11

Noninterest expense

Noninterest expense								YTD25
				3Q25 vs.				vs.
(dollars in millions)	3Q25	2Q25	3Q24	2Q25	3Q24	YTD25	YTD24	YTD24
Staff	$1,745	$1,768	$1,736	(1)%	1%	$5,347	$5,313	1%
Software and equipment	542	527	491	3	10	1,582	1,442	10
Professional, legal and other purchased services	404	388	370	4	9	1,158	1,093	6
Sub-custodian and clearing	141	150	117	(6)	21	422	370	14
Net occupancy	140	132	130	6	8	408	388	5
Distribution and servicing	68	63	90	8	(24)	196	274	(28)
Business development	45	53	48	(15)	(6)	146	134	9
Bank assessment charges	6	22	10	N/M	N/M	66	20	N/M
Amortization of intangible assets	12	11	12	9	—	34	37	(8)
Other	133	92	96	45	39	335	275	22
Total noninterest expense	$3,236	$3,206	$3,100	1%	4%	$9,694	$9,346	4%

Full-time employees at period-end	49,200	49,900	52,600	(1)%	(6)%	49,200	52,600	(6)%
N/M – Not meaningful.

Total noninterest expense increased 4% compared with the third quarter of 2024, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings. Excluding notable items, total noninterest expense also increased 4% (Non-GAAP) compared with the third quarter of 2024. Total noninterest expense increased 1% compared with the second quarter of 2025, primarily reflecting higher investments, litigation reserves and severance expense, partially offset by lower revenue-related expenses and efficiency savings. Excluding notable items, total noninterest expense was flat (Non-GAAP) compared with the second quarter of 2025.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of this Non-GAAP measure.

Year-to-date 2025 compared with year-to-date 2024

Total noninterest expense increased 4% compared with the first nine months of 2024, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses and adjustments to the FDIC special assessment, partially offset by efficiency savings. Excluding notable items, total noninterest expense increased 3% (Non-GAAP) compared with the first nine months of 2024.
Income taxes

BNY recorded an income tax provision of $395 million (21.3% effective tax rate) in the third quarter of 2025. The income tax provision was $336 million (22.0% effective tax rate) in the third quarter of 2024 and $404 million (22.0% effective tax rate) in the second quarter of 2025.

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2025.

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
BNY 13

Securities Services business segment

										YTD25
(dollars in millions, unless otherwise noted)						3Q25 vs.				vs.
	3Q25	2Q25	1Q25	4Q24	3Q24	2Q25	3Q24	YTD25	YTD24	YTD24
Revenue:
Investment services fees:
Asset Servicing	$1,141	$1,094	$1,062	$1,042	$1,021	4%	12%	$3,297	$3,052	8%
Issuer Services	313	376	267	295	285	(17)	10	956	868	10
Total investment services fees	1,454	1,470	1,329	1,337	1,306	(1)	11	4,253	3,920	8
Foreign exchange revenue	143	175	136	147	137	(18)	4	454	405	12
Other fees (a)	73	60	65	62	57	22	28	198	172	15
Total fee revenue	1,670	1,705	1,530	1,546	1,500	(2)	11	4,905	4,497	9
Investment and other revenue	119	94	140	97	105	N/M	N/M	353	308	N/M
Total fee and other revenue	1,789	1,799	1,670	1,643	1,605	(1)	11	5,258	4,805	9
Net interest income	670	675	630	681	609	(1)	10	1,975	1,787	11
Total revenue	2,459	2,474	2,300	2,324	2,214	(1)	11	7,233	6,592	10
Provision for credit losses	(3)	(13)	8	15	15	N/M	N/M	(8)	23	N/M
Noninterest expense (excluding amortization of intangible assets)	1,649	1,613	1,578	1,659	1,550	2	6	4,840	4,627	5
Amortization of intangible assets	7	7	6	7	7	—	—	20	21	(5)
Total noninterest expense	1,656	1,620	1,584	1,666	1,557	2	6	4,860	4,648	5
Income before income taxes	$806	$867	$708	$643	$642	(7)%	26%	$2,381	$1,921	24%

Pre-tax operating margin	33%	35%	31%	28%	29%			33%	29%

Securities lending revenue (b)	$62	$56	$52	$52	$47	11%	32%	$170	$139	22%

Total revenue by line of business:
Asset Servicing	$1,915	$1,870	$1,786	$1,797	$1,720	2%	11%	$5,571	$5,075	10%
Issuer Services	544	604	514	527	494	(10)	10	1,662	1,517	10
Total revenue by line of business	$2,459	$2,474	$2,300	$2,324	$2,214	(1)%	11%	$7,233	$6,592	10%

Selected average balances:
Average loans	$10,706	$11,327	$11,347	$11,553	$11,077	(5)%	(3)%	$11,124	$11,128	—%
Average deposits	$183,081	$185,831	$175,854	$180,843	$180,500	(1)%	1%	$181,615	$177,904	2%

Selected metrics:
AUC/A at period end (in trillions) (c)	$41.7	$40.1	$38.1	$37.7	$37.5	4%	11%
Market value of securities on loan at period end (in billions) (d)	$554	$516	$504	$488	$484	7%	14%

Issuer Services:
Total debt serviced at period end (in trillions)	$14.5	$14.3	$13.9	$14.1	$14.3	1%	1%
Number of sponsored Depositary Receipts programs at period end	477	482	488	499	507	(1)%	(6)%
(a)    Other fees primarily include financing-related fees.
(b)    Included in investment services fees reported in the Asset Servicing line of business.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $2.1 trillion at Sept. 30, 2025, $2.0 trillion at June 30, 2025, $1.9 trillion at March 31, 2025, $1.8 trillion at Dec. 31, 2024 and $1.9 trillion at Sept. 30, 2024.
(d)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $81 billion at Sept. 30, 2025, $68 billion at June 30, 2025, $62 billion at March 31, 2025, $60 billion at Dec. 31, 2024 and $67 billion at Sept. 30, 2024.
N/M – Not meaningful.

14 BNY

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers with $41.7 trillion of AUC/A at Sept. 30, 2025. For information on the drivers of the Securities Services fee revenue, see Note 10 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody and front-to-back outsourcing partners. We offer services for the safekeeping of assets in capital markets globally, as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities as well as data and analytics solutions for our clients. We deliver foreign exchange, securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $6 trillion in 35 separate markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $41.7 trillion increased 11% compared with Sept. 30, 2024, primarily reflecting net client inflows, higher market values and net new business.

Total revenue of $2.5 billion increased 11% compared with the third quarter of 2024 and decreased 1% compared with the second quarter of 2025. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $1.9 billion increased 11% compared with the third quarter of 2024 and 2% compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher client activity, net interest income, market values and a disposal gain. The increase compared with the second quarter of 2025 primarily reflects higher client activity, market values and a disposal gain, partially offset by lower foreign exchange revenue.

Issuer Services revenue of $544 million increased 10% compared with the third quarter of 2024 and decreased 10% compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher Depositary Receipts revenue and net interest income in Corporate Trust. The decrease compared with the second quarter of 2025 primarily reflects lower Depositary Receipts revenue.

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

Noninterest expense of $1.7 billion increased 6% compared with the third quarter of 2024 and 2% compared with the second quarter of 2025. The
BNY 15

increase compared with the third quarter of 2024 primarily reflects higher investments, severance expense and revenue-related expenses, and employee merit increases, partially offset by efficiency savings. The increase compared with the second quarter of 2025 primarily reflects higher severance expense, investments and litigation reserves, partially offset by lower revenue-related expenses.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $7.2 billion increased 10% compared with the first nine months of 2024. Asset Servicing revenue of $5.6 billion increased 10% compared with the first nine months of 2024, primarily reflecting higher net interest income, client activity, market values and foreign exchange revenue. Issuer Services revenue of $1.7 billion increased 10%, primarily reflecting higher Depositary Receipts revenue, a disposal gain and higher Corporate Trust fees.

Noninterest expense of $4.9 billion increased 5% compared with the first nine months of 2024, primarily reflecting higher investments, severance and revenue-related expenses, and employee merit increases, partially offset by efficiency savings.
16 BNY

Market and Wealth Services business segment

										YTD25
(dollars in millions, unless otherwise noted)						3Q25 vs.				vs.
	3Q25	2Q25	1Q25	4Q24	3Q24	2Q25	3Q24	YTD25	YTD24	YTD24
Revenue:
Investment services fees:
Pershing	$508	$513	$503	$516	$475	(1)%	7%	$1,524	$1,431	6%
Treasury Services	214	209	209	206	200	2	7	632	586	8
Clearance and Collateral Management	398	385	362	364	354	3	12	1,145	1,021	12
Total investment services fees	1,120	1,107	1,074	1,086	1,029	1	9	3,301	3,038	9
Foreign exchange revenue	31	30	29	27	23	3	35	90	70	29
Other fees (a)	70	63	65	61	58	11	21	198	174	14
Total fee revenue	1,221	1,200	1,168	1,174	1,110	2	10	3,589	3,282	9
Investment and other revenue	22	36	21	19	20	N/M	N/M	79	60	N/M
Total fee and other revenue	1,243	1,236	1,189	1,193	1,130	1	10	3,668	3,342	10
Net interest income	524	506	497	474	415	4	26	1,527	1,255	22
Total revenue	1,767	1,742	1,686	1,667	1,545	1	14	5,195	4,597	13
Provision for credit losses	(3)	(6)	4	9	7	N/M	N/M	(5)	10	N/M
Noninterest expense (excluding amortization of intangible assets)	894	897	865	851	833	—	7	2,656	2,498	6
Amortization of intangible assets	1	—	1	1	1	N/M	—	2	3	N/M
Total noninterest expense	895	897	866	852	834	—	7	2,658	2,501	6
Income before income taxes	$875	$851	$816	$806	$704	3%	24%	$2,542	$2,086	22%

Pre-tax operating margin	50%	49%	48%	48%	46%			49%	45%

Total revenue by line of business:
Pershing	$729	$739	$719	$705	$649	(1)%	12%	$2,187	$1,982	10%
Treasury Services	510	490	477	471	424	4	20	1,477	1,266	17
Clearance and Collateral Management	528	513	490	491	472	3	12	1,531	1,349	13
Total revenue by line of business	$1,767	$1,742	$1,686	$1,667	$1,545	1%	14%	$5,195	$4,597	13%

Selected average balances:
Average loans	$46,278	$44,262	$42,986	$42,217	$42,730	5%	8%	$44,520	$41,303	8%
Average deposits	$97,497	$96,566	$91,905	$90,980	$88,856	1%	10%	$95,343	$89,918	6%

Selected metrics:
AUC/A at period end (in trillions) (b)	$15.8	$15.4	$14.7	$14.1	$14.3	3%	10%

Pershing:
AUC/A at period end (in trillions)	$3.0	$2.8	$2.7	$2.7	$2.7	7%	11%
Net new assets (U.S. platform) (in billions) (c)	$3	$(10)	$11	$41	$(22)	N/M	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	269	334	298	254	251	(19)%	7%
Average active clearing accounts (in thousands)	8,387	8,405	8,406	8,260	8,085	—%	4%

Treasury Services:
Average daily U.S. dollar payment volumes	246,286	246,250	244,673	250,714	242,243	—%	2%

Clearance and Collateral Management:
Average collateral balances (in billions)	$7,275	$7,061	$6,576	$6,463	$6,380	3%	14%
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

Review of financial results

AUC/A of $15.8 trillion increased 10% compared with Sept. 30, 2024, primarily reflecting net client inflows and higher market values.

Total revenue of $1.8 billion increased 14% compared with the third quarter of 2024 and 1% compared with the second quarter of 2025. The drivers of total revenue by line of business are indicated below.

Pershing revenue of $729 million increased 12% compared with the third quarter of 2024 and decreased 1% compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher net interest income, market values and client activity. The decrease compared with the second quarter of 2025 primarily reflects lower client activity.

Treasury Services revenue of $510 million increased 20% compared with the third quarter of 2024 and 4% compared with the second quarter of 2025. Both increases primarily reflect higher net interest income and net new business.

Clearance and Collateral Management revenue of $528 million increased 12% compared with the third quarter of 2024 and 3% compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher collateral management balances, clearance volumes and net interest income. The increase compared with the second quarter of 2025 primarily reflects higher collateral management balances.

Noninterest expense of $895 million increased 7% compared with the third quarter of 2024 and was flat compared with the second quarter of 2025. The increase compared with the third quarter of 2024 primarily reflects higher investments, employee merit increases and higher revenue-related expenses, partially offset by efficiency savings.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $5.2 billion increased 13% compared with the first nine months of 2024. Pershing revenue of $2.2 billion increased 10%, primarily reflecting higher net interest income, market values and client activity. Treasury Services revenue of $1.5 billion increased 17%, primarily reflecting higher net interest income and net new business. Clearance and Collateral Management revenue of $1.5 billion increased 13%, primarily reflecting higher clearance volumes, collateral management balances and net interest income.

Noninterest expense of $2.7 billion increased 6% compared with the first nine months of 2024, primarily reflecting higher investments, employee merit increases, and higher litigation reserves and revenue-related expenses, partially offset by efficiency savings.
18 BNY

Investment and Wealth Management business segment

										YTD25
						3Q25 vs.				vs.
(dollars in millions)	3Q25	2Q25	1Q25	4Q24	3Q24	2Q25	3Q24	YTD25	YTD24	YTD24
Revenue:
Investment management fees (a)	$776	$748	$735	$789	$782	4%	(1)%	$2,259	$2,304	(2)%
Performance fees	6	10	5	20	13	N/M	N/M	21	31	N/M
Investment management and performance fees (b)	782	758	740	809	795	3	(2)	2,280	2,335	(2)
Distribution and servicing fees	69	69	68	68	68	—	1	206	207	—
Other fees (c)	(78)	(76)	(75)	(64)	(68)	N/M	N/M	(229)	(192)	N/M
Total fee revenue	773	751	733	813	795	3	(3)	2,257	2,350	(4)
Investment and other revenue (d)	10	9	5	13	9	N/M	N/M	24	37	N/M
Total fee and other revenue (d)	783	760	738	826	804	3	(3)	2,281	2,387	(4)
Net interest income	41	41	41	47	45	—	(9)	123	129	(5)
Total revenue	824	801	779	873	849	3	(3)	2,404	2,516	(4)
Provision for credit losses	—	—	2	—	1	N/M	N/M	2	4	N/M
Noninterest expense (excluding amortization of intangible assets) (a)	636	649	710	695	668	(2)	(5)	1,995	2,067	(3)
Amortization of intangible assets	4	4	4	5	4	—	—	12	13	(8)
Total noninterest expense	640	653	714	700	672	(2)	(5)	2,007	2,080	(4)
Income before income taxes	$184	$148	$63	$173	$176	24%	5%	$395	$432	(9)%

Pre-tax operating margin	22%	19%	8%	20%	21%			16%	17%
Adjusted pre-tax operating margin – Non-GAAP (e)	24%	20%	9%	22%	23%			18%	19%

Total revenue by line of business:
Investment Management (a)	$546	$531	$505	$585	$569	3%	(4)%	$1,582	$1,694	(7)%
Wealth Management	278	270	274	288	280	3	(1)	822	822	—
Total revenue by line of business	$824	$801	$779	$873	$849	3%	(3)%	$2,404	$2,516	(4)%

Selected average balances:
Average loans	$14,143	$13,991	$13,537	$13,718	$13,648	1%	4%	$13,892	$13,574	2%
Average deposits	$9,201	$9,216	$9,917	$9,967	$10,032	—%	(8)%	$9,442	$10,798	(13)%
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
(b)    On a constant currency basis, investment management and performance fees decreased 2% (Non-GAAP) compared with the third quarter of 2024. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for the reconciliation of this Non-GAAP measure.
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
N/M – Not meaningful.
BNY 19

AUM trends							3Q25 vs.
(dollars in billions)	3Q25		2Q25	1Q25	4Q24	3Q24	2Q25	3Q24
AUM by product type: (a)
Equity	$180		$168	$156	$162	$173	7%	4%
Fixed income	257		248	234	221	235	4	9
Index	512		488	470	491	498	5	3
Liability-driven investments	537		588	549	548	637	(9)	(16)
Multi-asset and alternative investments	181		173	167	171	175	5	3
Cash	475		441	432	436	426	8	12
Total AUM	$2,142		$2,106	$2,008	$2,029	$2,144	2%	—%

Changes in AUM: (a)
Beginning balance of AUM	$2,106		$2,008	$2,029	$2,144	$2,045
Net inflows (outflows):
Long-term strategies:
Equity	(8)		(3)	(3)	(5)	(2)
Fixed income	7		5	2	(2)	4
Liability-driven investments	(23)		—	1	(11)	(4)
Multi-asset and alternative investments	(1)		(4)	(2)	(2)	(6)
Total long-term active strategies (outflows) inflows	(25)		(2)	(2)	(20)	(8)
Index	(8)		(22)	(11)	(7)	(16)
Total long-term strategies (outflows)	(33)		(24)	(13)	(27)	(24)
Short-term strategies:
Cash	34		7	(5)	12	24
Total net inflows (outflows)	1		(17)	(18)	(15)	—
Net market impact	30		70	(25)	(45)	58
Net currency impact	(10)		45	22	(55)	41
Other	15	(b)	—	—	—	—
Ending balance of AUM	$2,142		$2,106	$2,008	$2,029	$2,144	2%	—%

Wealth Management client assets (c)	$348		$339	$327	$327	$333	3%	5%
(a)    Represents assets managed in the Investment and Wealth Management business segment.
(b)    Reflects a change in methodology beginning in the third quarter of 2025 to include assets under advisement.
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

Review of financial results

AUM of $2.1 trillion as of Sept. 30, 2025, was flat compared with Sept. 30, 2024, primarily reflecting higher market values, partially offset by cumulative net outflows.
Net long-term strategy outflows were $33 billion in the third quarter of 2025, driven by liability-driven investments, equity and index investments, partially offset by inflows of fixed income investments. Short-term strategy inflows were $34 billion in the third quarter of 2025. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $824 million decreased 3% compared with the third quarter of 2024 and increased 3% compared with the second quarter of 2025.

Investment Management revenue of $546 million decreased 4% compared with the third quarter of 2024 and increased 3% compared with the second quarter of 2025. The decrease compared with the third quarter of 2024 primarily reflects the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense) (refer to note (a) on
20 BNY

page 19), partially offset by higher market values and the favorable impact of the weaker U.S. dollar. The increase compared with the second quarter of 2025 primarily reflects higher market values.

Wealth Management revenue of $278 million decreased 1% compared with the third quarter of 2024 and increased 3% compared with the second quarter of 2025. The increase compared with the second quarter of 2025 primarily reflects higher market values.

Revenue generated in the Investment and Wealth Management business segment included 28% from non-U.S. sources in the third quarter of 2025, compared with 31% in the third quarter of 2024 and 29% in the second quarter of 2025.

Noninterest expense of $640 million decreased 5% compared with the third quarter of 2024 and 2% compared with the second quarter of 2025. The decrease compared with the third quarter of 2024 primarily reflects lower revenue-related expenses (including the adjustment for certain rebates) and efficiency savings, partially offset by employee merit increases, higher investments and the unfavorable impact of the weaker U.S. dollar. The decrease compared with the second quarter of 2025 primarily reflects lower severance expense.

Year-to-date 2025 compared with year-to-date 2024

Total revenue of $2.4 billion decreased 4% compared with the first nine months of 2024. Investment Management revenue of $1.6 billion decreased 7%, primarily reflecting the mix of AUM flows and the adjustment for certain rebates (offset in noninterest expense) (refer to note (a) on page 19), partially offset by higher market values. Wealth Management revenue of $822 million was flat reflecting higher market values, offset by changes in product mix and lower net interest income.

Noninterest expense of $2.0 billion decreased 4% compared with the first nine months of 2024, primarily reflecting lower revenue-related expenses (including the adjustment for certain rebates) and efficiency savings, partially offset by higher investments and employee merit increases.

Other segment

(in millions)	3Q25	2Q25	1Q25	4Q24	3Q24	YTD25	YTD24
Fee revenue	$(27)	$(15)	$(28)	$(20)	$(1)	$(70)	$(22)
Investment and other revenue	45	33	62	9	55	140	131
Total fee and other revenue	18	18	34	(11)	54	70	109
Net interest income (expense)	1	(19)	(9)	(8)	(21)	(27)	(53)
Total revenue	19	(1)	25	(19)	33	43	56
Provision for credit losses	(1)	2	4	(4)	—	5	13
Noninterest expense	45	36	88	137	37	169	117
(Loss) before income taxes	$(25)	$(39)	$(67)	$(152)	$(4)	$(131)	$(74)

Average loans and leases	$1,565	$1,685	$1,800	$1,723	$1,750	$1,684	$1,777

See page 20 of our 2024 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $14 million compared with the third quarter of 2024 and increased $20 million compared with the second quarter of 2025. The decrease compared with the third quarter of 2024 was primarily driven by higher net securities losses. The increase compared with the second quarter of 2025 primarily reflects gains realized on the sale of real estate.

Noninterest expense increased $8 million compared with the third quarter of 2024 and $9 million compared with the second quarter of 2025. The increase compared with the third quarter of 2024 was primarily driven by higher staff expense. The
BNY 21

increase compared with the second quarter of 2025 primarily reflects higher litigation reserves.

Year-to-date 2025 compared with year-to-date 2024

Loss before income taxes increased $57 million compared with the first nine months of 2024, primarily driven by higher noninterest expense. Noninterest expense increased $52 million compared with the first nine months of 2024, primarily reflecting higher staff expense, partially offset by lower litigation reserves and severance expense.

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

In the third quarter of 2025, due to the results of the second quarter 2025 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.2 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 8%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept. 30, 2025. The discount rate applied to these cash flows was 10%.

As of Sept. 30, 2025, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by approximately 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At Sept. 30, 2025, total assets were $455 billion, compared with $416 billion at Dec. 31, 2024. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, securities and loans. Deposits totaled $315 billion at Sept. 30, 2025, compared with $290 billion at Dec. 31, 2024. The
22 BNY

increase reflects higher interest-bearing deposits and noninterest-bearing deposits. Total interest-bearing deposits as a percentage of total interest-earning assets were 65% at Sept. 30, 2025 and Dec. 31, 2024.

At Sept. 30, 2025, available funds totaled $164 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $144 billion at Dec. 31, 2024. Total available funds as a percentage of total assets was 36% at Sept. 30, 2025 and 35% at Dec. 31, 2024. For additional information on our available funds, see “Liquidity and dividends.”

Securities were $150 billion, or 33% of total assets, at Sept. 30, 2025, compared with $137 billion, or 33% of total assets, at Dec. 31, 2024. The increase primarily reflects higher U.S. Treasury and non-U.S. government securities and unrealized pre-tax gains in the first nine months of 2025, partially offset by lower U.S. government agency securities. For additional information on our securities portfolio, see “Securities” and Note 3 of the Notes to Consolidated Financial Statements.

Loans were $75 billion, or 17% of total assets, at Sept. 30, 2025, compared with $72 billion, or 17% of total assets, at Dec. 31, 2024. The increase was primarily driven by higher margin loans and other residential mortgage loans, partially offset by lower overdrafts. For additional information on our loan portfolio, see “Loans” and Note 4 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $32 billion at Sept. 30, 2025 and $31 billion at Dec. 31, 2024. Issuances and an increase in the fair value of hedged long-term debt were partially offset by maturities and redemptions. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $44 billion at Sept. 30, 2025 and $41 billion at Dec. 31, 2024. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposure by country (excluding the U.S.) as of Sept. 30, 2025, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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

BNY 23

Country risk exposure at Sept. 30, 2025	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$9.8	$0.3		$1.2	$6.9	$2.7	$20.9
Germany	15.6	0.3		0.6	3.6	0.2	20.3
Japan	5.9	0.5		—	0.5	0.3	7.2
Canada	—	0.9		0.1	4.2	2.0	7.2
Netherlands	1.3	—		0.3	3.6	0.2	5.4
Luxembourg	0.1	0.4		1.3	—	2.2	4.0
United Arab Emirates	—	0.1		1.1	—	2.5	3.7
South Korea	0.1	0.1		2.3	0.2	1.0	3.7
France	—	—		0.1	3.2	0.4	3.7
Belgium	1.5	0.7		0.1	1.2	0.1	3.6
Total Top 10 country exposure	$34.3	$3.3		$7.1	$23.4	$11.6	$79.7	(d)

Select country exposure:
Brazil	$—	$—		$1.3	$0.2	$0.1	$1.6
Russia	—	1.1	(e)	—	—	—	1.1
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

Russian securities included in our AUC/A and AUM at Sept. 30, 2025 continue to be insignificant as a percentage of the total AUC/A and AUM, respectively. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

We are monitoring our exposure to Israel as part of our internal country risk management process. At Sept. 30, 2025, our total exposure to Israel was $227 million and primarily consisted of investment grade short-term interest-bearing deposits and OTC derivatives maturing within six months.

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

24 BNY

The following table shows the distribution of our total securities portfolio.

Securities portfolio	June 30, 2025	3Q25 change in unrealized gain (loss)	Sept. 30, 2025		Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency residential mortgage-backed securities (“RMBS”)	$44,277	$497	$47,630	$44,964	94%	$(2,666)		17%	100%	—%	—%	—%	—%
Non-U.S. government (d)	34,047	(48)	34,405	34,314	100	(91)		22	94	5	—	1	—
U.S. Treasury	29,732	125	33,050	32,839	99	(211)		40	100	—	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	9,935	66	9,937	9,666	97	(271)		44	100	—	—	—	—
Foreign covered bonds (e)	8,443	3	8,513	8,499	100	(14)		33	100	—	—	—	—
Collateralized loan obligations (“CLOs”)	8,061	5	8,093	8,097	100	4		100	100	—	—	—	—
U.S. government agencies	4,906	39	4,289	4,095	95	(194)		27	100	—	—	—	—
Non-agency commercial MBS	2,369	22	2,305	2,210	96	(95)		46	100	—	—	—	—
Non-agency RMBS	1,427	11	1,536	1,407	92	(129)		39	100	—	—	—	—
Other asset-backed securities (“ABS”)	426	4	426	402	94	(24)		21	100	—	—	—	—
Other debt securities	10	—	11	10	91	(1)		—	—	—	—	—	100
Total securities	$143,633	$724	$150,195	$146,503	98%	$(3,692)	(f)	31%	99%	1%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $801 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, France, Germany and the Netherlands.
(e)    Primarily consists of exposure to Canada, the UK, Germany and the Netherlands.
(f)    At Sept. 30, 2025, includes pre-tax net unrealized losses of $667 million related to available-for-sale securities, net of hedges, and $3,025 million related to held-to-maturity securities. The after-tax unrealized losses, net of hedges, related to available-for-sale securities is $506 million and the after-tax equivalent related to held-to-maturity securities is $2,307 million.

The fair value of our securities portfolio was $146.5 billion at Sept. 30, 2025, compared with $132.1 billion at Dec. 31, 2024. The increase primarily reflects higher U.S. Treasury and non-U.S. government securities and unrealized pre-tax gains in the first nine months of 2025, partially offset by lower U.S. government agency securities.

At Sept. 30, 2025, the securities portfolio had a net unrealized loss, including the impact of related hedges, of $3.7 billion, compared with $6.2 billion at Dec. 31, 2024. The improvement in the unrealized loss, including the impact of related hedges, primarily reflects the impact of lower interest rates.

The fair value of the available-for-sale securities totaled $100.0 billion at Sept. 30, 2025, or 68% of the securities portfolio. The fair value of the held-to-maturity securities totaled $46.5 billion at Sept. 30, 2025, or 32% of the securities portfolio.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $506 million at Sept. 30, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the impact of lower interest rates.

At Sept. 30, 2025, 99% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2024.

See Note 3 of the Notes to Consolidated Financial Statements for the pre-tax net securities gains (losses) by security type. See Note 14 of the Notes to Consolidated Financial Statements for securities by level in the fair value hierarchy.
BNY 25

The following table presents the net premium (discount) and net amortization (accretion) related to the securities portfolio.

Net premium (discount) and net amortization (accretion) related to the securities portfolio (a)
(in millions)	3Q25	2Q25	3Q24
Net purchase premium (discount) that is amortizable (accretable)	$(1,614)	$(1,289)	$253
Net amortization (accretion) (b)	$(53)	$(45)	$5
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income. Both were recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, there was a net accretion of $106 million in the third quarter of 2025, $105 million in the second quarter of 2025 and $44 million in the third quarter of 2024.

Loans

Total exposure – consolidated	Sept. 30, 2025			Dec. 31, 2024
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$13.0	$35.4	$48.4	$13.2	$35.2	$48.4
Commercial	1.3	12.4	13.7	1.4	11.9	13.3
Wealth management loans	9.2	0.8	10.0	8.7	0.7	9.4
Wealth management mortgages	8.7	0.2	8.9	8.9	0.2	9.1
Commercial real estate	6.8	3.2	10.0	6.8	3.1	9.9
Lease financings	0.1	—	0.1	0.6	—	0.6
Other residential mortgages	1.8	—	1.8	1.1	—	1.1
Overdrafts	2.7	—	2.7	3.5	—	3.5
Capital call financing	5.0	3.3	8.3	5.2	3.1	8.3
Other	3.5	—	3.5	3.1	—	3.1
Margin loans	23.1	0.3	23.4	19.1	—	19.1
Total	$75.2	$55.6	$130.8	$71.6	$54.2	$125.8

At Sept. 30, 2025, our total lending-related exposure was $130.8 billion, an increase of 4%, compared with Dec. 31, 2024, primarily reflecting higher margin loan exposure, other residential mortgage loans and wealth management loan exposure, partially offset by lower overdrafts.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 47% of our total exposure at Sept. 30, 2025 and 49% at Dec. 31, 2024. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2025					Dec. 31, 2024
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.6	$19.5	$23.1	98%	99%	$2.3	$20.3	$22.6
Asset managers	1.5	8.2	9.7	98	74	1.8	8.4	10.2
Banks	7.6	1.8	9.4	84	92	8.9	1.4	10.3
Insurance	0.1	4.2	4.3	100	9	—	4.2	4.2
Government	—	0.6	0.6	100	27	—	0.4	0.4
Other	0.2	1.1	1.3	100	25	0.2	0.5	0.7
Total	$13.0	$35.4	$48.4	96%	82%	$13.2	$35.2	$48.4

The financial institutions portfolio exposure was $48.4 billion at Sept. 30, 2025, unchanged compared with Dec. 31, 2024, reflecting higher exposure in the other and securities industry portfolios, offset by lower exposure in the banks portfolio.

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

The exposure to financial institutions is generally short term, with 82% of the exposures at Sept. 30, 2025 expiring within one year. At Sept. 30, 2025, 46% of the exposure to financial institutions had an expiration within 90 days, compared with 18% at Dec. 31, 2024.

In addition, 66% of the financial institutions exposure was secured at Sept. 30, 2025. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.
At Sept. 30, 2025, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $13.6 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 28% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 92% due in less than one year as of Sept. 30, 2025. The investment grade percentage of our banks exposure was 84% at Sept. 30, 2025, compared with 85% at Dec. 31, 2024. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2025. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2025					Dec. 31, 2024
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$3.9	$4.5	98%	20%	$0.7	$3.5	$4.2
Manufacturing	0.5	3.8	4.3	99	23	0.5	3.5	4.0
Energy and utilities	0.2	3.9	4.1	94	6	0.2	4.1	4.3
Media and telecom	—	0.8	0.8	86	14	—	0.8	0.8
Total	$1.3	$12.4	$13.7	96%	16%	$1.4	$11.9	$13.3

The commercial portfolio exposure was $13.7 billion at Sept. 30, 2025, an increase of 3% from Dec. 31, 2024, driven by higher exposure in the manufacturing and services and other portfolios, partially offset by lower exposure in the energy and utilities portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services. The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2025	June 30, 2025	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024
Financial institutions	96%	96%	96%	96%	96%
Commercial	96%	95%	96%	96%	97%

Wealth management loans

Our wealth management loan exposure was $10.0 billion at Sept. 30, 2025, compared with $9.4 billion at Dec. 31, 2024. Wealth management loans
BNY 27

primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $8.9 billion at Sept. 30, 2025, compared with $9.1 billion at Dec. 31, 2024. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Less than 1% of the mortgages were past due at Sept. 30, 2025.

At Sept. 30, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2025		Dec. 31, 2024
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.4	89%	$4.2	88%
Office	2.3	73	2.4	75
Retail	0.8	56	0.7	58
Mixed use	0.8	28	0.7	32
Healthcare	0.7	44	0.7	43
Hotels	0.6	36	0.6	33
Other	0.4	63	0.6	65
Total commercial real estate	$10.0	70%	$9.9	71%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.0 billion at Sept. 30, 2025 and $9.9 billion at Dec. 31, 2024. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At Sept. 30, 2025, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At Sept. 30, 2025, our commercial real estate portfolio consisted of the following concentrations:
New York metro – 32%; REITs and real estate operating companies – 30%; and other – 38%.

Lease financings

The lease financings portfolio exposure totaled $93 million at Sept. 30, 2025, compared with $603 million at Dec. 31, 2024. At Sept. 30, 2025, all of leasing exposure was investment grade, or investment grade equivalent, and concentrated in the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.8 billion at Sept. 30, 2025, compared with $1.1 billion at Dec. 31, 2024.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.
28 BNY

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ rights to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $23.4 billion at Sept. 30, 2025, compared with $19.1 billion at Dec. 31, 2024 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan.
Margin loans included $10 billion at Sept. 30, 2025 and $8 billion at Dec. 31, 2024, related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity	Sept. 30, 2025	June 30, 2025	Dec. 31, 2024	Sept. 30, 2024
(dollars in millions)
Beginning balance of allowance for credit losses	$379	$401	$401	$396
Provision for credit losses	(7)	(17)	20	23
Net (charge-offs) recoveries:
Loans:
Commercial real estate	(5)	(5)	(29)	(10)
Other residential mortgages	1	—	—	—
Other financial instruments	—	—	—	(8)
Net (charge-offs)	(4)	(5)	(29)	(18)
Ending balance of allowance for credit losses	$368	$379	$392	$401

Allowance for loan losses	$272	$275	$294	$296
Allowance for lending-related commitments	63	70	72	75
Allowance for other financial instruments (a)	33	34	26	30
Total allowance for credit losses	$368	$379	$392	$401

Total loans, at period end	$75,195	$73,096	$71,570	$69,451

Allowance for loan losses as a percentage of total loans	0.36%	0.38%	0.41%	0.43%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.45%	0.47%	0.51%	0.53%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $7 million in the third quarter of 2025, primarily driven by changes in the macroeconomic forecast, partially offset by higher reserves related to commercial real estate exposure.

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

Allocation of allowance for loan losses and lending-related commitments (a)	Sept. 30, 2025		June 30, 2025		Dec. 31, 2024		Sept. 30, 2024
(dollars in millions)	$	%	$	%	$	%	$	%
Commercial real estate	$290	86%	$291	84%	$315	86%	$308	83%
Financial institutions	22	7	25	7	19	5	21	5
Commercial	7	2	13	4	20	5	30	8
Capital call financing	7	2	7	2	3	1	3	1
Wealth management mortgages	6	1	6	1	6	1	6	1
Other residential mortgages	2	1	2	1	2	1	2	1
Wealth management loans	1	1	1	1	1	1	1	1
Total	$335	100%	$345	100%	$366	100%	$371	100%
(a)    The allowance allocated to lease financing, margin loans, overdrafts and other loans was insignificant at Sept. 30, 2025, June 30, 2025, Dec. 31, 2024 and Sept. 30, 2024. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $41 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $73 million. Our multi-scenario-based macroeconomic forecast used in determining the Sept. 30, 2025 allowance for credit losses consisted of three scenarios. The baseline scenario reflects positive, but declining, GDP growth through the end of 2025 before stabilizing next year, slightly increasing unemployment through 2026 and slightly declining commercial real estate prices through 2026. The upside scenario reflects higher GDP growth through the end of 2025 before moderating in mid-2026, declining unemployment through mid-2026 and slightly increasing commercial real estate prices through mid-2026 compared with the baseline. The downside scenario contemplates negative GDP growth through mid-2026, rapidly increasing unemployment through mid-2026 and sharply lower commercial real estate prices through mid-2026 compared with the baseline. At Sept. 30, 2025, we placed the largest and equal weighting on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at Sept. 30, 2025, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $113 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2025	Dec. 31, 2024
(dollars in millions)
Nonperforming loans:
Commercial real estate	$125	$143
Wealth management mortgages	17	15
Other residential mortgages	16	19
Total nonperforming loans	158	177
Other assets owned	2	2
Total nonperforming assets	$160	$179
Nonperforming assets ratio	0.21%	0.25%
Allowance for loan losses/nonperforming loans	172.2	166.1
Allowance for loan losses/nonperforming assets	170.0	164.2
Allowance for loan losses and lending-related commitments/nonperforming loans	212.0	206.8
Allowance for loan losses and lending-related commitments/nonperforming assets	209.4	204.5

30 BNY

Deposits

Total deposits were $314.7 billion at Sept. 30, 2025, an increase of 9%, compared with $289.5 billion at Dec. 31, 2024. The increase reflects higher interest-bearing deposits and noninterest-bearing deposits.

Noninterest-bearing deposits were $59.6 billion at Sept. 30, 2025, compared with $58.3 billion at Dec. 31, 2024. Interest-bearing deposits were primarily demand deposits and totaled $255.1 billion at Sept. 30, 2025, compared with $231.3 billion at Dec. 31, 2024.

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
BNY 31

The following table presents our total available funds at period end and on an average basis.

Available funds	Sept. 30, 2025	Dec. 31, 2024	Average
(dollars in millions)			3Q25	2Q25	3Q24	YTD25	YTD24
Cash and due from banks	$5,055	$4,178	$4,900	$5,042	$5,230	$4,889	$5,421
Interest-bearing deposits with the Federal Reserve and other central banks	106,368	89,546	94,533	99,426	100,611	93,363	101,883
Interest-bearing deposits with banks	11,027	9,612	10,980	11,199	10,559	10,757	11,162
Federal funds sold and securities purchased under resale agreements	41,863	41,146	40,885	39,522	31,183	40,524	29,079
Total available funds	$164,313	$144,482	$151,298	$155,189	$147,583	$149,533	$147,545
Total available funds as a percentage of total assets	36%	35%	35%	35%	35%	35%	36%

Total available funds were $164.3 billion at Sept. 30, 2025, compared with $144.5 billion at Dec. 31, 2024. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $22.5 billion for the first nine months of 2025, compared with $19.8 billion for the first nine months of 2024. The increase primarily reflects higher commercial paper and trading liabilities.

Average interest-bearing domestic deposits were $147.2 billion for the first nine months of 2025, compared with $141.0 billion for the first nine months of 2024. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $97.2 billion for the first nine months of 2025, compared with $92.8 billion for the first nine months of 2024. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $15.7 billion for the first nine months of 2025 and $12.4 billion for the first nine months of 2024. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.8 billion for the first nine months of 2025 and $31.9 billion for the first nine months of 2024.

Average noninterest-bearing deposits increased to $49.7 billion for the first nine months of 2025 from $49.0 billion for the first nine months of 2024, primarily reflecting client activity.

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
NR – Not rated.

Long-term debt totaled $32.3 billion at Sept. 30, 2025 and $30.9 billion at Dec. 31, 2024. Issuances totaling $5.8 billion and an increase in the fair value of hedged long-term debt were partially offset by maturities and redemptions of $5.1 billion. Long-term debt of $400 million will mature in the remainder of 2025.

In September 2025, the Parent issued Series L Noncumulative Perpetual Preferred Stock and redeemed all outstanding shares of its Series G preferred stock. See “Capital” for additional information on the Parent’s preferred stock activity and Note 12 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2025 and Dec. 31, 2024, $2.5 billion and $1.0 billion, respectively, of notes were outstanding. At Sept. 30, 2025 and Dec. 31, 2024, $4.6 billion and $1.1 billion, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was $2.4 billion and $301 million of commercial paper outstanding at Sept. 30, 2025 and Dec. 31, 2024, respectively. The average commercial paper outstanding was $2.4 billion for the first nine months of 2025 and $815 million for the first nine months of 2024.

Subsequent to Sept. 30, 2025, our U.S. bank subsidiaries could declare dividends to the Parent of approximately $243 million, without the need for a regulatory waiver. In addition, at Sept. 30, 2025, nonbank subsidiaries of the Parent had liquid assets of approximately $5.5 billion. Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both in our 2024 Annual Report.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the third quarter of 2025. Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $117 million. Both of these lines are guaranteed by the
BNY 33

Parent. Average borrowings across these lines were less than $1 million in the third quarter of 2025.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 72% of total revenue in the third quarter of 2025, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 118.4% at Sept. 30, 2025 and 119.7% at Dec. 31, 2024, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend was paid on Aug. 7, 2025. Our common stock dividend payout ratio was 28% for the third quarter of 2025.

In the third quarter of 2025, we repurchased 8.3 million common shares at an average price of $102.53 per common share, for a total cost of $849 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.
The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	Sept. 30, 2025	June 30, 2025
(dollars in billions)
Cash (a)	$105	$136
Securities (b)	108	103
Total consolidated HQLA (c)	$213	$239

Total consolidated HQLA – average (c)	$200	$199
Average consolidated LCR	112%	112%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $145 billion at Sept. 30, 2025 and $170 billion at June 30, 2025, and averaged $135 billion for the third quarter of 2025 and $135 billion for the second quarter of 2025.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2025.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 130% for the third quarter of 2025 and 131% for the second quarter of 2025.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the third quarter of 2025.

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

34 BNY

Net cash provided by operating activities was $1.5 billion in the nine months ended Sept. 30, 2025, compared with net cash used for operating activities of $863 million in the nine months ended Sept. 30, 2024. In the nine months ended Sept. 30, 2025, cash flows provided by operating activities primarily resulted from earnings, partially offset by changes in accruals and other, net and changes in trading assets and liabilities. In the nine months ended Sept. 30, 2024, cash flows used for operating activities primarily resulted from changes in trading assets and liabilities, partially offset by earnings.

Net cash used for investing activities was $23.5 billion in the nine months ended Sept. 30, 2025, compared with $11.1 billion in the nine months ended Sept. 30, 2024. In the nine months ended Sept. 30, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, changes in securities and changes in loans. In the nine months ended Sept. 30, 2024, net cash used for investing activities primarily resulted from changes in securities, federal funds sold and securities purchased under resale agreements and loans, partially offset by changes in interest-bearing deposits with the Federal Reserve and other central banks.

Net cash provided by financing activities was $23.8 billion in the nine months ended Sept. 30, 2025, compared with $11.6 billion in the nine months ended Sept. 30, 2024. In the nine months ended Sept. 30, 2025, net cash provided by financing activities primarily resulted from changes in deposits, net proceeds from the issuance of long-term debt and changes in payables to customers and broker-dealers, partially offset by repayments, redemptions and repurchases of long-term debt and common stock repurchases. In the nine months ended Sept. 30, 2024, net cash provided by financing activities primarily resulted from changes in deposits and net proceeds from the issuance of long-term debt, partially offset by repayments, redemptions and repurchases of long-term debt and common stock repurchases.

Capital

Capital data	Sept. 30, 2025	June 30, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	9.6%	9.0%	9.9%
BNY common shareholders’ equity to total assets ratio	8.6%	7.9%	8.9%
Total BNY shareholders’ equity	$43,879	$43,950	$41,318
Total BNY common shareholders’ equity	$39,043	$38,619	$36,975
BNY tangible common shareholders’ equity – Non-GAAP (a)	$21,337	$20,851	$19,412
Book value per common share	$55.99	$54.76	$51.52
Tangible book value per common share – Non-GAAP (a)	$30.60	$29.57	$27.05
Closing stock price per common share	$108.96	$91.11	$76.83
Market capitalization	$75,983	$64,254	$55,139
Common shares outstanding	697,349	705,241	717,680

Quarterly:
Cash dividends per common share	$0.53	$0.47	$0.47
Common dividend payout ratio	28%	25%	31%
Common dividend yield (annualized)	1.9%	2.1%	2.4%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 44 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $43.9 billion at Sept. 30, 2025 and $41.3 billion at Dec. 31, 2024. The increase primarily reflects capital generated through earnings, improvements in accumulated other comprehensive income and the net increase in preferred stock, partially offset by capital returned through common stock repurchases and dividends.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $506 million at Sept. 30, 2025, compared with $1.2 billion at Dec. 31, 2024. The improvement in the net unrealized loss, including the impact of hedges, primarily reflects the impact of lower interest rates.

BNY 35

In September 2025, the Parent redeemed all outstanding shares of its Series G preferred stock. Also in September 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series L Noncumulative Perpetual Preferred Stock. Holders of the Series L preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on June 20 and December 20 of each year, commencing Dec. 20, 2025.

In March 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series J Noncumulative Perpetual Preferred Stock. Holders of the Series J preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20 and September 20 of each year, commencing Sept. 20, 2025. The Parent also issued 20,000,000 depositary shares, each representing a 1/4,000th interest in a share of the Parent’s Series K Noncumulative Perpetual Preferred Stock. Holders of the Series K preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2025. See Note 12 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. In the first nine months of 2025, we repurchased 27.3 million common shares at an average price of $91.13 per common share for a total cost of $2.5 billion.

In July 2025, our Board of Directors approved a 13% increase in the quarterly cash dividend on our common stock, from $0.47 to $0.53 per share. The increased quarterly cash dividend was paid on Aug. 7, 2025.

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
36 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2025					June 30, 2025	Dec. 31, 2024
	Well capitalized		Minimum required		Capital ratios	Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.2%	11.9%	11.7%
Tier 1 capital ratio	6%		10		15.1	15.1	14.4
Total capital ratio	10		12		15.8	15.9	15.3
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.7%	11.5%	11.2%
Tier 1 capital ratio	6%		10		14.4	14.5	13.7
Total capital ratio	10		12		15.3	15.5	14.8
Tier 1 leverage ratio	N/A	(c)	4		6.1	6.1	5.7
SLR (d)	N/A	(c)	5		6.7	6.9	6.5

The Bank of New York Mellon regulatory capital ratios: (b)
CET1 ratio	6.5%		7%		16.2%	17.6%	16.1%
Tier 1 capital ratio	8		8.5		16.2	17.6	16.1
Total capital ratio	10		10.5		16.5	17.6	16.3
Tier 1 leverage ratio	5		4		6.5	6.9	6.3
SLR (d)	6		3		7.7	8.2	7.6
(a)    Minimum requirements for Sept. 30, 2025 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.7% at Sept. 30, 2025 and 11.2% at Dec. 31, 2024. The increase primarily reflects capital generated through earnings and an improvement in accumulated other comprehensive income, partially offset by capital returned through common stock repurchases and dividends and higher RWAs.

The Tier 1 leverage ratio was 6.1% at Sept. 30, 2025 and 5.7% at Dec. 31, 2024. The increase primarily reflects the increase in capital, partially offset by higher average assets.

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

Capital components and risk-weighted assets
	Sept. 30, 2025	June 30, 2025	Dec. 31, 2024
(in millions)
CET1:
Common shareholders’ equity	$39,043	$38,619	$36,975
Adjustments for:
Goodwill and intangible assets (a)	(17,706)	(17,768)	(17,563)
Net pension fund assets	(379)	(375)	(333)
Embedded goodwill	(256)	(262)	(254)
Deferred tax assets	(63)	(64)	(62)
Other	6	(1)	(4)
Total CET1	20,645	20,149	18,759
Other Tier 1 capital:
Preferred stock	4,836	5,331	4,343
Other	(10)	(8)	(63)
Total Tier 1 capital	$25,471	$25,472	$23,039
Tier 2 capital:
Subordinated debt	$1,248	$1,398	$1,398
Allowance for credit losses	368	379	392
Other	(8)	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,608	1,771	1,779
Excess of expected credit losses	23	33	109
Less: Allowance for credit losses	368	379	392
Total Tier 2 capital – Advanced Approaches	$1,263	$1,425	$1,496
Total capital:
Standardized Approach	$27,079	$27,243	$24,818
Advanced Approaches	$26,734	$26,897	$24,535

Risk-weighted assets:
Standardized Approach	$176,432	$175,668	$167,786
Advanced Approaches:
Credit Risk	$97,849	$97,342	$90,076
Market Risk	3,992	4,343	4,808
Operational Risk	67,000	67,063	65,588
Total Advanced Approaches	$168,841	$168,748	$160,472

Average assets for Tier 1 leverage ratio	$419,077	$420,131	$402,069
Total leverage exposure for SLR	$377,728	$369,838	$353,523
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q25
(in millions)
CET1 – Beginning of period	$20,149
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,339
Goodwill and intangible assets, net of related deferred tax liabilities	62
Gross CET1 generated	1,401
Capital returned:
Common stock repurchases	(849)
Common stock dividends (a)	(381)
Total capital returned	(1,230)
Other comprehensive gain (loss):
Unrealized gain on assets available-for-sale	246
Foreign currency translation	(57)
Unrealized (loss) on cash flow hedges	(8)
Defined benefit plans	6
Total other comprehensive gain	187
Additional paid-in capital (b)	136
Other additions (deductions):
Net pension fund assets	(4)
Embedded goodwill	6
Deferred tax assets	1
Other	(1)
Total other additions	2
Net CET1 generated	496
CET1 – End of period	$20,645
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
38 BNY

Stress capital buffer

In August 2024, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, for the period from Oct. 1, 2024 through Sept. 30, 2025. In August 2025, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, effective on Oct. 1, 2025, under the current capital plan rule. See “Supervision and Regulation” in our 2024 Annual Report for additional information.

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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2025
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	30.0%
As a percentage of total leverage exposure	7.5%	9.5%	14.0%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	14.5%
As a percentage of total leverage exposure	4.5%	N/A	6.8%
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

VaR (a)	3Q25			Sept. 30, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$9.6	$2.5	$14.9	$13.0
Foreign exchange	8.9	1.6	14.0	12.0
Equity	0.1	—	0.6	—
Credit	0.6	0.5	1.4	0.5
Diversification	(17.6)	N/M	N/M	(24.0)
Overall portfolio	1.6	1.0	2.7	1.5

VaR (a)	2Q25			June 30, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$2.6	$4.3	$3.0
Foreign exchange	3.7	2.4	5.2	2.7
Equity	0.2	0.1	1.6	0.1
Credit	1.4	0.9	2.4	1.5
Diversification	(6.1)	N/M	N/M	(5.0)
Overall portfolio	2.6	1.7	4.5	2.3

VaR (a)	3Q24			Sept. 30, 2024
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$1.9	$4.6	$2.7
Foreign exchange	2.3	1.7	2.8	2.5
Equity	0.1	0.1	0.4	0.1
Credit	1.2	0.9	1.7	1.2
Diversification	(4.6)	N/M	N/M	(4.5)
Overall portfolio	2.0	1.4	3.0	2.0

VaR (a)	YTD25
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$2.1	$14.9
Foreign exchange	5.1	1.6	14.0
Equity	0.2	—	1.6
Credit	1.1	0.5	2.4
Diversification	(9.6)	N/M	N/M
Overall portfolio	2.0	1.0	4.5

VaR (a)	YTD24
(in millions)	Average	Minimum	Maximum
Interest rate	$2.7	$1.9	$4.6
Foreign exchange	2.2	1.6	3.0
Equity	0.1	—	0.4
Credit	1.3	0.9	1.9
Diversification	(4.4)	N/M	N/M
Overall portfolio	1.9	1.4	3.0
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
40 BNY

During the third quarter of 2025, interest rate risk generated 50% of average gross VaR, foreign exchange risk generated 46% of average gross VaR, credit risk generated 3% of average gross VaR and equity risk generated 1% of average gross VaR. During the third quarter of 2025, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2025	June 30, 2025	March 31, 2025	Dec. 31, 2024	Sept. 30, 2024
Revenue range:	Number of days
Less than $(2.5)	—	1	1	—	—
$(2.5) – $0	2	2	4	2	2
$0 – $2.5	15	10	16	12	18
$2.5 – $5.0	31	28	17	26	27
More than $5.0	16	22	23	24	17
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $13.6 billion at Sept. 30, 2025 and $14.0 billion at Dec. 31, 2024.

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

At Sept. 30, 2025, our OTC derivative assets, including those in hedging relationships, of $1.7 billion included a credit valuation adjustment (“CVA”) deduction of $10 million. Our OTC derivative liabilities, including those in hedging relationships, of $1.2 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA decreased by $2 million and the DVA increased by $1 million in the third quarter of 2025, which decreased investment and other revenue – other trading revenue by less than $1 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the second quarter of 2025 and increased investment and other revenue – other trading revenue by $1 million in the third quarter of 2024.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	Sept. 30, 2025		Dec. 31, 2024
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$1,537	95%	$3,201	98%
Non-investment grade	77	5%	76	2%
Total	$1,614	100%	$3,277	100%

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

BNY 41

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024
Up 200 bps rate shock vs. baseline	$(19)	$106	$263
Up 100 bps rate shock vs. baseline	20	94	190
Long-term up 100 bps, short-term unchanged	102	98	130
Short-term up 100 bps, long-term unchanged	(82)	(4)	60
Long-term down 100 bps, short-term unchanged	(109)	(103)	(139)
Short-term down 100 bps, long-term unchanged	(8)	(79)	(124)
Down 100 bps rate shock vs. baseline	(117)	(182)	(263)
Down 200 bps rate shock vs. baseline	(309)	(419)	(612)

At Sept. 30, 2025, the changes in the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income compared with June 30, 2025 were primarily driven by an increase in fixed-rate assets and floating rate liabilities.

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances and interest rate trajectory. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to noninterest-bearing deposits, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point rate shock scenario in the table above by approximately $230 million, and in the down 100 basis point rate shock scenario by approximately $130 million. The impact would be smaller if the reduction/increase was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.
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

BNY has included revenue measures excluding notable items, including disposal gains. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common equity, return on tangible common equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

44 BNY

Reconciliation of Non-GAAP measures, excluding notable items									YTD25
					3Q25 vs.				vs.
(dollars in millions, except per share amounts)	3Q25	2Q25	3Q24		2Q25	3Q24	YTD25	YTD24	YTD24
Total revenue – GAAP	$5,081	$5,028	$4,648		1%	9%
Less: Disposal gains (a)	12	—	—
Adjusted total revenue – Non-GAAP	$5,069	$5,028	$4,648		1%	9%

Noninterest expense – GAAP	$3,236	$3,206	$3,100		1%	4%	$9,694	$9,346	4%
Less: Severance expense (b)	50	34	40				116	105
Litigation reserves (b)	3	(16)	2				(11)	6
FDIC special assessment (b)	(14)	(6)	(17)				(14)	(55)
Adjusted noninterest expense – Non-GAAP	$3,197	$3,194	$3,075		—%	4%	$9,603	$9,290	3%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,339	$1,391	$1,110		(4)%	21%
Less: Disposal gains (a)	9	—	—
Severance expense (b)	(39)	(27)	(31)
Litigation reserves (b)	(2)	16	(2)
FDIC special assessment (b)	11	5	13
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,360	$1,397	$1,130		(3)%	20%

Diluted earnings per common share – GAAP	$1.88	$1.93	$1.50		(3)%	25%
Less: Disposal gains (a)	0.01	—	—
Severance expense (b)	(0.05)	(0.04)	(0.04)
Litigation reserves (b)	—	0.02	—
FDIC special assessment (b)	0.01	0.01	0.02
Total diluted earnings per common share impact of notable items	(0.03)	(0.01)	(0.03)	(c)
Adjusted diluted earnings per common share – Non-GAAP	$1.91	$1.94	$1.52	(c)	(2)%	26%
(a)    Reflected in investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.
(c)    Does not foot due to rounding.

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
Income before taxes – GAAP	$1,852	$1,839	$1,525	$5,213	$4,376
Impact of notable items (a)	(27)	(12)	(25)	(39)	(56)
Adjusted income before taxes, excluding notable items – Non-GAAP	$1,879	$1,851	$1,550	$5,252	$4,432

Total revenue – GAAP	$5,081	$5,028	$4,648	$14,901	$13,772
Impact of notable items (a)	12	—	—	52	—
Adjusted total revenue, excluding notable items – Non-GAAP	$5,069	$5,028	$4,648	$14,849	$13,772

Pre-tax operating margin – GAAP (b)	36%	37%	33%	35%	32%
Adjusted pre-tax operating margin – Non-GAAP (b)	37%	37%	33%	35%	32%
(a)    See above for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.

BNY 45

The following table presents the reconciliation of the return on common equity and tangible common equity.

Return on common equity and tangible common equity reconciliation	3Q25	2Q25	3Q24	YTD25	YTD24
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,339	$1,391	$1,110	$3,879	$3,206
Add: Amortization of intangible assets	12	11	12	34	37
Less: Tax impact of amortization of intangible assets	3	2	3	8	9
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,348	1,400	1,119	$3,905	$3,234
Impact of notable items (a)	(21)	(6)	(20)	(26)	(42)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,369	$1,406	$1,139	$3,931	$3,276

Average common shareholders’ equity	$38,626	$37,892	$36,772	$37,839	$36,242
Less: Average goodwill	16,787	16,748	16,281	16,718	16,250
Average intangible assets	2,842	2,850	2,827	2,847	2,836
Add: Deferred tax liability – tax deductible goodwill	1,236	1,236	1,220	1,236	1,220
Deferred tax liability – intangible assets	665	668	656	665	656
Average tangible common shareholders’ equity – Non-GAAP	$20,898	$20,198	$19,540	$20,175	$19,032

Return on common equity – GAAP (b)	13.7%	14.7%	12.0%	13.7%	11.8%
Adjusted return on common equity – Non-GAAP (b)	14.0%	14.8%	12.2%	13.8%	12.0%
Return on tangible common equity – Non-GAAP (b)	25.6%	27.8%	22.8%	25.9%	22.7%
Adjusted return on tangible common equity – Non-GAAP (b)	26.0%	27.9%	23.2%	26.1%	23.0%
(a)    See page 45 for details of notable items and line items impacted.
(b)    Returns are annualized.

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2025	June 30, 2025	Dec. 31, 2024	Sept. 30, 2024
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$43,879	$43,950	$41,318	$41,992
Less: Preferred stock	4,836	5,331	4,343	4,343
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	39,043	38,619	36,975	37,649
Less: Goodwill	16,773	16,823	16,598	16,338
Intangible assets	2,834	2,849	2,851	2,824
Add: Deferred tax liability – tax deductible goodwill	1,236	1,236	1,221	1,220
Deferred tax liability – intangible assets	665	668	665	656
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$21,337	$20,851	$19,412	$20,363

Period-end common shares outstanding (in thousands)	697,349	705,241	717,680	727,078

Book value per common share – GAAP	$55.99	$54.76	$51.52	$51.78
Tangible book value per common share – Non-GAAP	$30.60	$29.57	$27.05	$28.01

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			3Q25 vs.
(dollars in millions)	3Q25	3Q24	3Q24
Investment management and performance fees – GAAP	$782	$794	(2)%
Impact of changes in foreign currency exchange rates	—	7
Adjusted investment management and performance fees – Non-GAAP	$782	$801	(2)%
46 BNY

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			3Q25 vs.
(dollars in millions)	3Q25	3Q24	3Q24
Investment management and performance fees – GAAP	$782	$795	(2)%
Impact of changes in foreign currency exchange rates	—	7
Adjusted investment management and performance fees – Non-GAAP	$782	$802	(2)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment and Wealth Management business segment.

Pre-tax operating margin reconciliation – Investment and Wealth Management business segment
(dollars in millions)	3Q25	2Q25	1Q25	4Q24	3Q24	YTD25	YTD24
Income before income taxes – GAAP	$184	$148	$63	$173	$176	$395	$432

Total revenue – GAAP	$824	$801	$779	$873	$849	$2,404	$2,516
Less: Distribution and servicing expense	68	64	65	88	91	197	275
Adjusted total revenue, net of distribution and servicing expense – Non-GAAP	$756	$737	$714	$785	$758	$2,207	$2,241

Pre-tax operating margin – GAAP (a)	22%	19%	8%	20%	21%	16%	17%
Adjusted pre-tax operating margin, net of distribution and servicing expense – Non-GAAP (a)	24%	20%	9%	22%	23%	18%	19%
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

This ASU is effective on a prospective basis, with a retrospective option, for annual periods beginning after Dec. 15, 2024, and interim periods within fiscal years beginning after Dec. 15, 2025. We do not expect a material impact to our financial statement upon adoption.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of specific types of expenses, including, but not limited to, employee compensation, depreciation and intangible asset amortization, to be presented in the Notes to the Consolidated Financial Statements. This ASU also requires the disclosure of the total amount of selling expenses, and on an annual basis, the definition of selling expenses.

This ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027 with early adoption is permitted. BNY is currently evaluating this guidance and the impact on the expense disclosures.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for, and disclosure of, software costs. This ASU provides guidance on how to evaluate whether it is probable that a project will be completed and the software will be used to perform the function intended (referred to as the ‘probable-to-complete recognition threshold’).

This ASU is effective for annual reporting periods beginning after Dec. 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance allows for either prospective, retrospective or a modified prospective application. BNY is currently evaluating this guidance.

Recent regulatory and other developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory and other developments” in our Form 10-Q for the quarters ended March 31, 2025 and June 30 2025, and “Supervision and Regulation” in our 2024 Annual Report. The following discussion summarizes certain regulatory, legislative and other developments that may affect BNY.

Federal Reserve Novel Activities Supervisory Program

On Aug. 15, 2025, the Federal Reserve announced it would sunset its Novel Activities Supervisory Program, which encompassed risk-based monitoring and examination and focus on novel activities related to crypto-assets, distributed ledger technology, and complex, technology-driven partnerships with nonbank providers of banking products and services to customers. This program complemented its existing supervision and oversight of supervised banking organizations. The Federal Reserve Board stated it strengthened its understanding of those activities and is incorporating its understanding into its standard supervisory process. BNY continues to evaluate the impacts of government activity on its
48 BNY

digital asset capabilities, in light of the requirements of all relevant regulators for its subsidiaries and operations.

Stress Testing Developments

On Oct. 24, 2025, the Federal Reserve proposed to revise its stress testing framework to increase transparency through an enhanced disclosure and feedback process for models and scenarios used in stress testing. The Federal Reserve’s proposal includes: (1) disclosing details of and soliciting comments on the models themselves, including proposed assumptions for credit losses and operational risk, and (2) publishing the 2026 stress test scenarios for comment. BNY is assessing the potential impact of the proposals.

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

BNY 49

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,585	$2,583	$2,344	$7,579	$6,981
Investment management and performance fees	782	758	794	2,279	2,331
Foreign exchange revenue	166	213	175	535	511
Financing-related fees	67	51	53	178	163
Distribution and servicing fees	37	36	38	110	121
Total fee revenue	3,637	3,641	3,404	10,681	10,107
Investment and other revenue	208	184	196	622	547
Total fee and other revenue	3,845	3,825	3,600	11,303	10,654
Net interest income
Interest income	6,594	6,602	6,652	19,319	19,140
Interest expense	5,358	5,399	5,604	15,721	16,022
Net interest income	1,236	1,203	1,048	3,598	3,118
Total revenue	5,081	5,028	4,648	14,901	13,772
Provision for credit losses	(7)	(17)	23	(6)	50
Noninterest expense
Staff	1,745	1,768	1,736	5,347	5,313
Software and equipment	542	527	491	1,582	1,442
Professional, legal and other purchased services	404	388	370	1,158	1,093
Sub-custodian and clearing	141	150	117	422	370
Net occupancy	140	132	130	408	388
Distribution and servicing	68	63	90	196	274
Business development	45	53	48	146	134
Bank assessment charges	6	22	10	66	20
Amortization of intangible assets	12	11	12	34	37
Other	133	92	96	335	275
Total noninterest expense	3,236	3,206	3,100	9,694	9,346
Income
Income before income taxes	1,852	1,839	1,525	5,213	4,376
Provision for income taxes	395	404	336	1,099	990
Net income	1,457	1,435	1,189	4,114	3,386
Net (income) attributable to noncontrolling interests related to consolidated investment management funds	(12)	(12)	(7)	(26)	(11)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,445	1,423	1,182	4,088	3,375
Preferred stock dividends	(106)	(32)	(72)	(209)	(169)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,339	$1,391	$1,110	$3,879	$3,206

Average common shares and equivalents outstanding:
Basic	705,873	714,799	736,547	714,135	747,766
Common stock equivalents	6,981	5,208	5,533	6,209	4,789
Diluted	712,854	720,007	742,080	720,344	752,555

Anti-dilutive securities (a)	159	745	176	132	173

Earnings per share applicable to common shareholders:
Basic	$1.90	$1.95	$1.51	$5.43	$4.29
Diluted	$1.88	$1.93	$1.50	$5.39	$4.26
(a)    Represents restricted stock and restricted stock units outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
(in millions)
Net income	$1,457	$1,435	$1,189	$4,114	$3,386
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(60)	431	290	578	169
Unrealized gain on assets available-for-sale:
Unrealized gain arising during the period	223	114	739	670	831
Reclassification adjustment	23	25	12	48	26
Total unrealized gain on assets available-for-sale	246	139	751	718	857
Defined benefit plans:
Net (loss) arising during the period	—	—	—	(5)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	6	6	2	18	8
Total defined benefit plans	6	6	2	13	8
Net unrealized (loss) on cash flow hedges	(8)	(4)	(5)	(9)	(3)
Total other comprehensive income, net of tax (a)	184	572	1,038	1,300	1,031
Total comprehensive income	1,641	2,007	2,227	5,414	4,417
Net (income) attributable to noncontrolling interests	(12)	(12)	(7)	(26)	(11)
Other comprehensive loss (income) attributable to noncontrolling interests	3	(6)	(5)	(6)	(5)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,632	$1,989	$2,215	$5,382	$4,401
(a)    Other comprehensive income attributable to The Bank of New York Mellon Corporation shareholders was $187 million for the quarter ended Sept. 30, 2025, $566 million for the quarter ended June 30, 2025, $1,033 million for the quarter ended Sept. 30, 2024, $1,294 million for the nine months ended Sept. 30, 2025 and $1,026 million for the nine months ended Sept. 30, 2024.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 51

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2025	Dec. 31, 2024
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $28 and $23	$5,055	$4,178
Interest-bearing deposits with the Federal Reserve and other central banks	106,368	89,546
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $1 (includes restricted of $2,589 and $1,399)	11,027	9,612
Federal funds sold and securities purchased under resale agreements	41,863	41,146
Securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $46,514 and $44,020)	49,539	48,596
Available-for-sale, at fair value (amortized cost of $100,656 and $89,627, net of allowance for credit losses of $— and $—)	99,989	88,031
Total securities	149,528	136,627
Trading assets	13,625	13,981
Loans	75,195	71,570
Allowance for credit losses	(272)	(294)
Net loans	74,923	71,276
Premises and equipment	3,549	3,266
Accrued interest receivable	1,426	1,293
Goodwill	16,773	16,598
Intangible assets	2,834	2,851
Other assets, net of allowance for credit losses on accounts receivable of $3 and $2 (includes $1,608 and $2,151, at fair value)	28,341	25,690
Total assets	$455,312	$416,064
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$59,647	$58,267
Interest-bearing deposits in U.S. offices	151,753	139,109
Interest-bearing deposits in non-U.S. offices	103,297	92,148
Total deposits	314,697	289,524
Federal funds purchased and securities sold under repurchase agreements	16,585	14,064
Trading liabilities	3,499	4,865
Payables to customers and broker-dealers	23,638	20,073
Commercial paper	2,364	301
Other borrowed funds	283	225
Accrued taxes and other expenses	4,920	5,270
Other liabilities (including allowance for credit losses on lending-related commitments of $63 and $72, also includes $872 and $422, at fair value)	12,678	9,124
Long-term debt	32,287	30,854
Total liabilities	410,951	374,300
Temporary equity
Redeemable noncontrolling interests	111	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,826 and 43,826 shares	4,836	4,343
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,416,629,891 and 1,409,633,842 shares	14	14
Additional paid-in capital	29,795	29,321
Retained earnings	45,346	42,537
Accumulated other comprehensive loss, net of tax	(3,362)	(4,656)
Less: Treasury stock of 719,280,767 and 691,953,574 common shares, at cost	(32,750)	(30,241)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,879	41,318
Nonredeemable noncontrolling interests of consolidated investment management funds	371	359
Total permanent equity	44,250	41,677
Total liabilities, temporary equity and permanent equity	$455,312	$416,064

See accompanying unaudited Notes to Consolidated Financial Statements.
52 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2025	2024
Operating activities
Net income	$4,114	$3,386
Net (income) attributable to noncontrolling interests	(26)	(11)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	4,088	3,375
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(6)	50
Pension plan contributions	(3)	(4)
Depreciation and amortization	1,300	1,375
Deferred tax expense	95	(133)
Net securities losses	65	35
Change in trading assets and liabilities	(1,041)	(4,318)
Change in accruals and other, net	(2,953)	(1,243)
Net cash provided by (used for) operating activities	1,545	(863)
Investing activities
Change in interest-bearing deposits with banks	385	917
Change in interest-bearing deposits with the Federal Reserve and other central banks	(13,259)	9,890
Purchases of securities held-to-maturity	(3,726)	(461)
Paydowns of securities held-to-maturity	3,593	3,208
Maturities of securities held-to-maturity	1,706	2,148
Purchases of securities available-for-sale	(28,530)	(37,043)
Sales of securities available-for-sale	9,621	4,467
Paydowns of securities available-for-sale	6,435	4,831
Maturities of securities available-for-sale	5,568	11,677
Net change in loans	(3,489)	(2,633)
Change in federal funds sold and securities purchased under resale agreements	(691)	(7,269)
Purchases of premises and equipment/capitalized software	(1,117)	(1,056)
Other, net	(16)	214
Net cash (used for) investing activities	(23,520)	(11,110)
Financing activities
Change in deposits	18,344	11,984
Change in federal funds purchased and securities sold under repurchase agreements	2,442	11
Change in payables to customers and broker-dealers	3,565	1,346
Change in other borrowed funds	37	(74)
Change in commercial paper	2,063	301
Net proceeds from the issuance of long-term debt	5,737	4,988
Repayments, redemptions and repurchases of long-term debt	(5,109)	(3,513)
Issuance of common stock	14	13
Issuance of preferred stock	1,483	—
Treasury stock acquired	(2,490)	(2,314)
Preferred stock redemption	(1,000)	—
Common cash dividends paid	(1,070)	(999)
Preferred cash dividends paid	(199)	(169)
Other, net	24	22
Net cash provided by financing activities	23,841	11,596
Effect of exchange rate changes on cash	201	(122)
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	2,067	(499)
Cash and due from banks and restricted cash at beginning of period	5,577	8,342
Cash and due from banks and restricted cash at end of period	$7,644	$7,843
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,055	$6,234
Restricted cash at end of period	2,589	1,609
Cash and due from banks and restricted cash at end of period	$7,644	$7,843
Supplemental disclosures
Interest paid	$15,582	$15,990
Income taxes paid	898	920
Income taxes refunded	18	20

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 53

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended			Year-to-date
(in millions, except per share amount)	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Preferred stock
Balance at beginning of period	$5,331	$5,331	$4,343	$4,343	$4,343
Issuance	495	—	—	1,483	—
Redemption	(1,000)	—	—	(1,000)	—
Amortization of preferred stock discount	10	—	—	10	—
Balance at end of period	$4,836	$5,331	$4,343	$4,836	$4,343
Common stock
Balance at beginning and end of period	$14	$14	$14	$14	$14
Additional paid-in capital
Balance at beginning of period	$29,659	$29,535	$29,139	$29,321	$28,908
Stock-based compensation	131	117	84	452	329
Common stock issued under employee benefit plans	6	6	5	19	17
Other net changes in noncontrolling interests	(1)	1	2	3	(1)
Other	—	—	—	—	(23)
Balance at end of period	$29,795	$29,659	$29,230	$29,795	$29,230
Retained earnings
Balance at beginning of period	$44,388	$43,343	$40,999	$42,537	$39,549
Net income	1,445	1,423	1,182	4,088	3,375
Common stock dividends ($0.53, $0.47, $0.47, $1.47 and $1.31 per share) (a)	(381)	(346)	(353)	(1,070)	(999)
Preferred stock dividends	(96)	(32)	(72)	(199)	(169)
Amortization of preferred stock discount	(10)	—	—	(10)	—
Balance at end of period	$45,346	$44,388	$41,756	$45,346	$41,756
BNY’s accumulated other comprehensive (loss), net of tax
Balance at beginning of period	$(3,549)	$(4,115)	$(4,900)	$(4,656)	$(4,893)
BNY’s other comprehensive income	187	566	1,033	1,294	1,026
Balance at end of period	$(3,362)	$(3,549)	$(3,867)	$(3,362)	$(3,867)
Treasury stock
Balance at beginning of period	$(31,893)	$(30,989)	$(28,752)	$(30,241)	$(27,151)
Repurchase of common stock	(849)	(895)	(725)	(2,490)	(2,314)
Excise tax on share repurchases	(8)	(9)	(7)	(19)	(19)
Balance at end of period	$(32,750)	$(31,893)	$(29,484)	$(32,750)	$(29,484)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$43,879	$43,950	$41,992	$43,879	$41,992
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$478	$410	$186	$359	$50
Other net changes in noncontrolling interests	(119)	56	98	(14)	230
Net income	12	12	7	26	11
Balance at end of period	$371	$478	$291	$371	$291
Total permanent equity (b)	$44,250	$44,428	$42,283	$44,250	$42,283
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$111	$94	$92	$87	$85
Other net changes in noncontrolling interests	3	11	10	18	17
Other comprehensive (loss) income	(3)	6	5	6	5
Balance at end of period	$111	$111	$107	$111	$107
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,043 million at Sept. 30, 2025, $38,619 million at June 30, 2025 and $37,649 million at Sept. 30, 2024.

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

At Sept. 30, 2025, contingent earnout payables were recorded at fair value of zero ($5 million reduction reflected in Other expense in the first nine months of 2025), and contingent earnout receivables were recorded at fair value of approximately $5 million (including impact of receipts of $6 million and $2 million of net decreases reflected in Investment and other revenue in the first nine months of 2025).

In March 2025, BNY completed the sale of BNY Trust Company of Canada, and recorded a $40 million pre-tax gain. Goodwill of $18 million was removed from the consolidated balance sheet as a result of the sale.

BNY 55

Notes to Consolidated Financial Statements (continued)

Note 3–Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2025 and Dec. 31, 2024.

Securities at Sept. 30, 2025		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$28,590	$98	$193	$28,495
U.S. Treasury	24,232	69	75	24,226
Agency residential mortgage-backed securities (“RMBS”)	21,130	171	284	21,017
Foreign covered bonds	7,779	42	59	7,762
Agency commercial mortgage-backed securities (“MBS”)	6,920	10	145	6,785
Collateralized loan obligations (“CLOs”)	6,122	5	2	6,125
Non-agency commercial MBS	2,305	1	96	2,210
U.S. government agencies	1,555	6	1	1,560
Non-agency RMBS	1,533	2	128	1,407
Other asset-backed securities (“ABS”)	426	1	25	402
Total available-for-sale securities excluding portfolio level basis adjustments	100,592	405	1,008	99,989
Portfolio level basis adjustments (b)	64	(64)	—	—
Total available-for-sale securities	$100,656	$341	$1,008	$99,989
Held-to-maturity:
Agency RMBS	$26,439	$29	$2,521	$23,947
U.S. Treasury	8,818	13	218	8,613
Non-U.S. government (a)	5,815	25	21	5,819
Agency commercial MBS	3,017	2	138	2,881
U.S. government agencies	2,734	—	199	2,535
CLOs	1,971	3	2	1,972
Foreign covered bonds	734	3	—	737
Other debt securities	11	—	1	10
Total held-to-maturity securities	$49,539	$75	$3,100	$46,514
Total securities	$150,195	$416	$4,108	$146,503
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

The following table presents the realized gains and losses, on a gross basis.

Net securities gains (losses)
(in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
Realized gross gains	$8	$5	$27	$17	$37
Realized gross losses	(38)	(40)	(44)	(82)	(72)
Total net securities (losses)	$(30)	$(35)	$(17)	$(65)	$(35)

56 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
U.S. Treasury	$(3)	$—	$—	$—	$(12)
Other ABS	—	—	(13)	—	(13)
Non-agency RMBS	—	(3)	24	(3)	24
Non-U.S. government	(11)	(28)	(14)	(39)	(13)
Other	(16)	(4)	(14)	(23)	(21)
Total net securities (losses)	$(30)	$(35)	$(17)	$(65)	$(35)

In the third quarter of 2025, agency RMBS with an aggregate amortized cost of $755 million and fair value of $759 million were transferred from available-for-sale securities to held-to-maturity securities. This transfer reduced the impact of changes in interest rates on accumulated other comprehensive income (“OCI”).

Allowance for credit losses – Securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to securities was less than $1 million at Sept. 30, 2025 and Dec. 31, 2024 and related to other debt securities.

Credit quality indicators – Securities

At Sept. 30, 2025, the gross unrealized losses on the securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$3,900	$8	$7,077	$67	$10,977	$75
Non-U.S. government (a)	6,605	24	4,355	169	10,960	193
Agency RMBS	3,375	32	6,240	252	9,615	284
Agency commercial MBS	243	1	4,837	144	5,080	145
Foreign covered bonds	768	2	1,486	57	2,254	59
Non-agency commercial MBS	40	—	1,950	96	1,990	96
CLOs	1,316	2	—	—	1,316	2
Non-agency RMBS	185	2	837	126	1,022	128
U.S. government agencies	19	—	323	1	342	1
Other ABS	11	—	320	25	331	25
Total securities available-for-sale	$16,462	$71	$27,425	$937	$43,887	$1,008
(a)    Includes supranational securities.
BNY 57

Notes to Consolidated Financial Statements (continued)

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2024	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$10,469	$249	$7,003	$326	$17,472	$575
Non-U.S. government (a)	7,283	59	7,305	297	14,588	356
U.S. Treasury	4,154	15	8,334	166	12,488	181
Agency commercial MBS	554	5	5,841	242	6,395	247
Foreign covered bonds	892	2	2,287	92	3,179	94
Non-agency commercial MBS	58	—	2,127	156	2,185	156
U.S. government agencies	576	9	905	10	1,481	19
Non-agency RMBS	139	2	995	161	1,134	163
Other ABS	3	—	536	40	539	40
Total securities available-for-sale	$24,128	$341	$35,333	$1,490	$59,461	$1,831
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

Held-to-maturity securities portfolio at Sept. 30, 2025			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$26,439	$(2,492)	100%	—%	—%	—%	—%
U.S. Treasury	8,818	(205)	100	—	—	—	—
Non-U.S. government (b)(c)	5,815	4	100	—	—	—	—
Agency commercial MBS	3,017	(136)	100	—	—	—	—
U.S. government agencies	2,734	(199)	100	—	—	—	—
CLOs	1,971	1	100	—	—	—	—
Foreign covered bonds	734	3	100	—	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$49,539	$(3,025)	100%	—%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, France, Germany and Austria.

Held-to-maturity securities portfolio at Dec. 31, 2024			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$25,824	$(3,541)	100%	—%	—%	—%	—%
U.S. Treasury	8,833	(443)	100	—	—	—	—
Non-U.S. government (b)(c)	4,479	(28)	100	—	—	—	—
U.S. government agencies	3,669	(322)	100	—	—	—	—
Agency commercial MBS	3,395	(243)	100	—	—	—	—
CLOs	1,816	2	100	—	—	—	—
Foreign covered bonds	555	—	100	—	—	—	—
Non-agency RMBS	14	—	23	77	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,596	$(4,576)	100%	—%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, Germany, the Netherlands, Austria and France.

58 BNY

Notes to Consolidated Financial Statements (continued)

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our securities portfolio.

Maturity distribution and yields on securities at Sept. 30, 2025
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
Non-U.S. government (b)	$3,808	3.73%	$20,386	3.31%	$4,187	3.03%	$114	3.18%	$28,495	3.32%
U.S. Treasury	565	1.73	21,351	3.11	376	4.44	1,934	2.94	24,226	3.09
Foreign covered bonds	1,296	3.37	5,983	3.07	483	3.14	—	—	7,762	3.13
U.S. government agencies	15	4.43	983	3.52	562	2.61	—	—	1,560	3.20
Mortgage-backed securities:
Agency RMBS									21,017	4.49
Agency commercial MBS									6,785	3.04
Non-agency commercial MBS									2,210	2.87
Non-agency RMBS									1,407	3.29
CLOs									6,125	5.47
Other ABS									402	2.60
Total securities available-for-sale	$5,684	3.45%	$48,703	3.20%	$5,608	3.09%	$2,048	2.95%	$99,989	3.59%
Held-to-maturity:
U.S. Treasury	$3,738	1.08%	$4,702	1.20%	$378	1.32%	$—	—%	$8,818	1.16%
Non-U.S. government (b)	533	2.10	5,078	2.71	204	2.11	—	—	5,815	2.64
U.S. government agencies	455	1.22	1,753	1.55	482	1.71	44	2.11	2,734	1.53
Foreign covered bonds	190	2.50	544	2.59	—	—	—	—	734	2.57
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									26,439	2.53
Agency commercial MBS									3,017	2.63
CLOs									1,971	5.66
Total securities held-to-maturity	$4,916	1.26%	$12,077	1.95%	$1,075	1.68%	$44	2.11%	$49,539	2.37%
Total securities	$10,600	2.44%	$60,780	2.95%	$6,683	2.86%	$2,092	2.94%	$149,528	3.19%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

Pledged assets

At Sept. 30, 2025, BNY had pledged assets of $141 billion, including $86 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2025 included $119 billion of securities, $15 billion of loans, $6 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At Sept. 30, 2025 and Dec. 31, 2024, the
BNY 59

Notes to Consolidated Financial Statements (continued)

market value of the securities received that can be sold or repledged was $366 billion and $300 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2025 and Dec. 31, 2024, the market value of securities collateral sold or repledged was $326 billion and $264 billion, respectively.

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

Note 4–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Commercial	$1,333	$1,420
Commercial real estate	6,767	6,782
Financial institutions	13,038	13,167
Lease financings	93	603
Wealth management loans	9,180	8,698
Wealth management mortgages	8,707	8,950
Other residential mortgages	1,767	1,068
Capital call financing	4,990	5,163
Other	3,584	3,063
Overdrafts	2,652	3,519
Margin loans	23,084	19,137
Total loans (a)	$75,195	$71,570
(a)    Net of unearned income of $94 million at Sept. 30, 2025 and $230 million at Dec. 31, 2024 primarily related to lease financings.

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

Allowance for credit losses activity for the quarter ended Sept. 30, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$13	$291	$25	$1	$6	$2	$7	$345
Charge-offs	—	(5)	—	—	—	—	—	(5)
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	(5)	—	—	—	1	—	(4)
Provision (a)	(6)	4	(3)	—	—	(1)	—	(6)
Ending balance	$7	$290	$22	$1	$6	$2	$7	$335
Allowance for:
Loan losses	$1	$247	$10	$1	$6	$2	$5	$272
Lending-related commitments	6	43	12	—	—	—	2	63
Individually evaluated for impairment:
Loan balance (b)	$—	$315	$—	$—	$8	$—	$—	$323
Allowance for loan losses	—	42	—	—	—	—	—	42
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $1 million for the quarter ended Sept. 30, 2025.
(b)    Includes collateral-dependent loans of $323 million with $350 million of collateral value.

60 BNY

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$15	$326	$16	$1	$6	$2	$4	$370
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	5	—	—	—	—	—	5
Net (charge-offs)	—	(5)	—	—	—	—	—	(5)
Provision (a)	(2)	(30)	9	—	—	—	3	(20)
Ending balance	$13	$291	$25	$1	$6	$2	$7	$345
Allowance for:
Loan losses	$2	$245	$13	$1	$6	$2	$6	$275
Lending-related commitments	11	46	12	—	—	—	1	70
Individually evaluated for impairment:
Loan balance (b)	$—	$198	$—	$—	$1	$—	$—	$199
Allowance for loan losses	—	52	—	—	—	—	—	52
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the quarter ended June 30, 2025.
(b)    Includes collateral-dependent loans of $199 million with $169 million of collateral value.

Allowance for credit losses activity for the quarter ended Sept. 30, 2024				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions
Beginning balance	$27	$298	$21	$1	$6	$3	$3	$359
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(10)	—	—	—	—	—	(10)
Provision (a)	3	20	—	—	—	(1)	—	22
Ending balance	$30	$308	$21	$1	$6	$2	$3	$371
Allowance for:
Loan losses	$16	$258	$12	$1	$5	$2	$2	$296
Lending-related commitments	14	50	9	—	1	—	1	75
Individually evaluated for impairment:
Loan balance (b)	$—	$273	$—	$—	$13	$—	$—	$286
Allowance for loan losses	—	64	—	—	—	—	—	64
(a)    Does not include the provision for credit losses related to other financial instruments of $1 million for the quarter ended Sept. 30, 2024.
(b)    Includes collateral-dependent loans of $286 million with $291 million of collateral value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2025						Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(25)	—	—	—	—	—	(25)
Recoveries	—	5	—	—	—	2	—	7
Net (charge-offs) recoveries	—	(20)	—	—	—	2	—	(18)
Provision (a)	(13)	(5)	3	—	—	(2)	4	(13)
Ending balance	$7	$290	$22	$1	$6	$2	$7	$335
(a)    Does not include provision for credit losses related to other financial instruments of $7 million for the nine months ended Sept. 30, 2025.

BNY 61

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the nine months ended Sept. 30, 2024							Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	Wealth management loans	Wealth management mortgages
Beginning balance	$27	$325	$19	$1	$1	$9	$4	$4	$390
Charge-offs	—	(53)	—	—	—	(1)	—	—	(54)
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs)	—	(53)	—	—	—	(1)	—	—	(54)
Provision (a)	3	36	2	(1)	—	(2)	(2)	(1)	35
Ending balance	$30	$308	$21	$—	$1	$6	$2	$3	$371
(a)    Does not include provision for credit losses related to other financial instruments of $15 million for the nine months ended Sept. 30, 2024.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2025			Dec. 31, 2024
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$125	$—	$125	$104	$39	$143
Wealth management mortgages	9	8	17	6	9	15
Other residential mortgages	16	—	16	18	1	19
Total nonperforming loans	150	8	158	128	49	177
Other assets owned	—	2	2	—	2	2
Total nonperforming assets	$150	$10	$160	$128	$51	$179

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2025				Dec. 31, 2024
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Commercial real estate	$11	$42	$—	$53	$15	$—	$—	$15
Wealth management loans	37	—	—	37	47	—	—	47
Other residential mortgages	13	4	—	17	7	1	—	8
Wealth management mortgages	—	2	—	2	34	2	—	36
Total past due loans	$61	$48	$—	$109	$103	$3	$—	$106

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

In the third quarter of 2025, we modified one commercial real estate loan, with a recorded investment of $123 million, by extending the maturity date. We also modified one residential mortgage loan, with a recorded investment of less than $1 million, by extending the maturity date and providing payment modifications.

At Sept. 30, 2025, other residential mortgages loans that were modified in the previous 12 months and now past due by more than 90 days totaled less than $1 million.

There were no loan modifications in the second quarter of 2025.

62 BNY

Notes to Consolidated Financial Statements (continued)

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							Sept. 30, 2025
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD25	2024	2023	2022	2021	Prior to 2021			Total (a)
Commercial:
Investment grade	$11	$24	$54	$16	$51	$115	$998	$—	$1,269
Non-investment grade	14	11	14	—	—	—	25	—	64
Total commercial	25	35	68	16	51	115	1,023	—	1,333	$1
Commercial real estate: (b)
Investment grade	503	461	616	748	301	1,455	146	—	4,230
Non-investment grade	149	298	219	660	292	854	47	18	2,537
Total commercial real estate	652	759	835	1,408	593	2,309	193	18	6,767	25
Financial institutions:
Investment grade	295	373	75	10	25	42	10,404	—	11,224
Non-investment grade	53	50	—	—	—	—	1,711	—	1,814
Total financial institutions	348	423	75	10	25	42	12,115	—	13,038	119
Wealth management loans:
Investment grade	11	—	29	26	51	91	8,773	175	9,156
Non-investment grade	—	—	—	—	—	—	24	—	24
Total wealth management loans	11	—	29	26	51	91	8,797	175	9,180	57
Wealth management mortgages (b)	462	276	766	1,514	1,747	3,927	15	—	8,707	24
Lease financings	—	—	—	—	7	86	—	—	93	—
Other residential mortgages (b)	389	357	173	501	175	172	—	—	1,767	6
Capital call financing	230	130	—	—	—	—	4,630	—	4,990	24
Other loans	—	—	—	—	—	—	3,584	—	3,584	6
Margin loans	10,452	—	—	—	—	—	12,632	—	23,084	35
Total loans	$12,569	$1,980	$1,946	$3,475	$2,649	$6,742	$42,989	$193	$72,543	$297
(a)    Excludes overdrafts of $2,652 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    In the first nine months of 2025, the gross write-offs related to commercial real estate loans were $25 million, wealth management mortgages were $1 million, and other residential mortgages were less than $1 million.

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2025. In addition, 66% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 82% expiring within one year.

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

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At Sept. 30, 2025, less than 1% of the mortgages were past due.

At Sept. 30, 2025, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Lease financings

At Sept. 30, 2025, all of the leasing exposure was investment grade, or investment grade equivalent, and concentrated in the U.S.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.8 billion at Sept. 30, 2025 and $1.1 billion at Dec. 31, 2024. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $23.1 billion of secured margin loans at Sept. 30, 2025, compared with $19.1 billion at Dec. 31, 2024. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $2.7 billion at Sept. 30, 2025 and $3.5 billion at Dec. 31, 2024. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2025 and Dec. 31, 2024 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2025 and Dec. 31, 2024.

BNY 65

Notes to Consolidated Financial Statements (continued)

Note 5–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2024
Goodwill	$7,331	$1,475	$8,472	$17,278
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,331	$1,475	$7,792	$16,598
Dispositions	(18)	—	—	(18)
Foreign currency translation	94	6	106	206
Other	(13)	—	—	(13)
Balance at Sept. 30, 2025
Goodwill	$7,394	$1,481	$8,578	$17,453
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,394	$1,481	$7,898	$16,773

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2023
Goodwill	$7,004	$1,429	$8,508	$16,941
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,004	$1,429	$7,828	$16,261
Business realignment (a)	(51)	48	3	—
Foreign currency translation	15	4	58	77
Balance at Sept. 30, 2024
Goodwill	$6,968	$1,481	$8,569	$17,018
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$6,968	$1,481	$7,889	$16,338
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
In the third quarter of 2025, due to the results of the second quarter 2025 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.2 billion of allocated goodwill. No additional goodwill impairment was recognized.
66 BNY

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(20)	(2)	(12)	—	(34)
Foreign currency translation	6	—	11	—	17
Balance at Sept. 30, 2025	$172	$372	$1,441	$849	$2,834

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2023	$164	$378	$1,463	$849	$2,854
Amortization	(21)	(3)	(13)	—	(37)
Foreign currency translation	—	—	7	—	7
Balance at Sept. 30, 2024	$143	$375	$1,457	$849	$2,824

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2025				Dec. 31, 2024
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$789	$(617)	$172	12 years	$779	$(593)	$186
Customer contracts – Market and Wealth Services	269	(268)	1	1 year	269	(266)	3
Customer relationships – Investment and Wealth Management	517	(469)	48	7 years	553	(495)	58
Other	40	(15)	25	11 years	42	(14)	28
Total subject to amortization	$1,615	$(1,369)	$246	11 years	$1,643	$(1,368)	$275
Not subject to amortization: (b)
Tradenames	$1,294	N/A	$1,294	N/A	$1,291	N/A	$1,291
Customer relationships	1,294	N/A	1,294	N/A	1,285	N/A	1,285
Total not subject to amortization	$2,588	N/A	$2,588	N/A	$2,576	N/A	$2,576
Total intangible assets	$4,203	$(1,369)	$2,834	N/A	$4,219	$(1,368)	$2,851
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
BNY 67

Notes to Consolidated Financial Statements (continued)

Note 6–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Corporate/bank-owned life insurance	$5,606	$5,552
Accounts receivable (a)	5,183	4,931
Fails to deliver	3,406	1,292
Tax credit investments	2,888	2,821
Software	2,700	2,676
Prepaid pension assets	2,350	2,035
Equity method investments	928	852
Prepaid expense	833	736
Assets of consolidated investment management funds	826	891
Other equity investments (b)	747	679
Federal Reserve Bank stock	489	478
Income taxes receivable	444	255
Cash collateral receivable on derivative transactions	385	292
Fair value of hedging derivatives	328	781
Seed capital (c)	195	196
Other (d)	1,033	1,223
Total other assets	$28,341	$25,690
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
(d)    At Sept. 30, 2025 and Dec. 31, 2024, other assets include $57 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $473 million at Sept. 30, 2025 and $413 million at Dec. 31, 2024, and are included in other equity investments in the table above.

The following table presents the adjustments on the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities						Life-to- date
(in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
Upward adjustments	$2	$18	$—	$32	$1	$368
Downward adjustments	—	(1)	—	(1)	—	(56)
Net adjustments	$2	$17	$—	$31	$1	$312

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

Our tax credit investments totaled $2.9 billion at Sept. 30, 2025 and $2.8 billion at Dec. 31, 2024. Commitments to fund future investments totaled $897 million at Sept. 30, 2025 and $951 million at Dec. 31, 2024 and are recorded in other liabilities on the consolidated balance sheet. A summary of the commitments to fund future investments as of Sept. 30, 2025 is as follows: remainder of 2025 – $271 million; 2026 – $128 million; 2027 – $128 million; 2028 – $89 million; 2029 – $79 million; and 2030 and thereafter – $202 million.

Tax credits and other tax benefits recognized were $140 million in the third quarter of 2025, $134 million in the second quarter of 2025, $114 million in the third quarter of 2024, $416 million in the first nine months of 2025 and $342 million in the first nine months of 2024.

Amortization expense included in the provision for income taxes was $112 million in the third quarter of 2025, $115 million in the second quarter of 2025, $92 million in the third quarter of 2024, $353 million in the first nine months of 2025 and $276 million in the first nine months of 2024.

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2025		Dec. 31, 2024
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$7	$—	$7	$—
Private equity investments (b)	138	82	137	59
Other	9	—	8	—
Total	$154	$82	$152	$59
(a)    Seed capital investments at Sept. 30, 2025 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

BNY 69

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2025					Sept. 30, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,438	$1,109	$25	$(16)	$2,556	$1,296	$1,021	$27	$(17)	$2,327
Investment management and performance fees	—	3	779	(4)	778	—	1	800	(2)	799
Financing-related fees	18	11	—	—	29	12	5	—	—	17
Distribution and servicing fees	1	(33)	69	—	37	1	(30)	68	—	39
Investment and other revenue	76	68	(107)	(3)	34	65	63	(95)	—	33
Total fee and other revenue – contract revenue	1,533	1,158	766	(23)	3,434	1,374	1,060	800	(19)	3,215
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)	256	85	17	41	399	231	70	4	73	378
Total fee and other revenue	$1,789	$1,243	$783	$18	$3,833	$1,605	$1,130	$804	$54	$3,593
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $12 million in the third quarter of 2025 and $7 million in the third quarter of 2024.

Disaggregation of contract revenue by business segment	Quarter ended
	June 30, 2025
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,449	$1,099	$26	$(18)	$2,556
Investment management and performance fees	—	3	754	(3)	754
Financing-related fees	11	3	1	—	15
Distribution and servicing fees	1	(34)	69	1	37
Investment and other revenue	72	69	(106)	(3)	32
Total fee and other revenue – contract revenue	1,533	1,140	744	(23)	3,394
Fee and other revenue – not in scope of ASC 606 (a)(b)	266	96	16	41	419
Total fee and other revenue	$1,799	$1,236	$760	$18	$3,813
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $12 million in the second quarter of 2025.

70 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2025					Sept. 30, 2024
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$4,198	$3,273	$76	$(52)	$7,495	$3,883	$3,022	$76	$(52)	$6,929
Investment management and performance fees	—	9	2,281	(10)	2,280	—	5	2,340	(9)	2,336
Financing-related fees	44	22	1	—	67	39	18	1	—	58
Distribution and servicing fees	3	(100)	206	1	110	2	(89)	207	2	122
Investment and other revenue	215	204	(316)	(4)	99	184	184	(277)	1	92
Total fee and other revenue – contract revenue	4,460	3,408	2,248	(65)	10,051	4,108	3,140	2,347	(58)	9,537
Fee and other revenue – not in scope of ASC 606 (a)(b)	798	260	33	135	1,226	697	202	40	167	1,106
Total fee and other revenue	$5,258	$3,668	$2,281	$70	$11,277	$4,805	$3,342	$2,387	$109	$10,643
(a)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(b)    The Investment and Wealth Management business segment is net of income attributable to noncontrolling interests related to consolidated investment management funds of $26 million in the first nine months of 2025 and $11 million in the first nine months of 2024.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $2.5 billion at Sept. 30, 2025 and $2.5 billion at Dec. 31, 2024.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $52 million at Sept. 30, 2025 and $34 million at Dec. 31, 2024. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $198 million at Sept. 30, 2025 and $171 million at Dec. 31, 2024. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first nine months of 2025 relating to contract liabilities as of Dec. 31, 2024 was $103 million. Revenue recognized in the third quarter of 2025 relating to contract liabilities as of June 30, 2025 was $73 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.
Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $47 million at Sept. 30, 2025 and $44 million at Dec. 31, 2024. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $3 million in the third quarter of 2025, $4 million in the third quarter of 2024, $4 million in the second quarter of 2025, $10 million in the first nine months of 2025 and $11 million in the first nine months of 2024.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $120 million at Sept. 30, 2025 and $98 million at Dec. 31, 2024. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 8–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Interest income
Deposits with the Federal Reserve and other central banks	$892	$937	$1,188	$2,655	$3,608
Deposits with banks	81	87	109	252	340
Federal funds sold and securities purchased under resale agreements	3,159	3,176	2,874	9,257	7,938
Loans	1,062	1,032	1,142	3,093	3,322
Securities	1,306	1,281	1,264	3,798	3,713
Trading securities	94	89	75	264	219
Total interest income	6,594	6,602	6,652	19,319	19,140
Interest expense
Deposits	1,813	1,840	2,271	5,375	6,713
Federal funds purchased and securities sold under repurchase agreements	2,829	2,875	2,620	8,314	7,296
Trading liabilities	37	35	22	95	66
Other borrowed funds	2	6	3	12	15
Commercial paper	38	29	21	81	34
Customer payables	180	162	170	499	477
Long-term debt	459	452	497	1,345	1,421
Total interest expense	5,358	5,399	5,604	15,721	16,022
Net interest income	1,236	1,203	1,048	3,598	3,118
Provision for credit losses	(7)	(17)	23	(6)	50
Net interest income after provision for credit losses	$1,243	$1,220	$1,025	$3,604	$3,068

Note 9–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2025			June 30, 2025			Sept. 30, 2024
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$6	$—	$—	$—	$—	$—	$3	$—
Interest cost	46	10	1	46	11	1	46	10	2
Expected return on assets	(90)	(19)	(2)	(91)	(20)	(2)	(96)	(21)	(3)
Other	8	(1)	1	8	(1)	1	6	(1)	(2)
Net periodic benefit (credit)	$(36)	$(4)	$—	$(37)	$(10)	$—	$(44)	$(9)	$(3)

72 BNY

Notes to Consolidated Financial Statements (continued)

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2025			Sept. 30, 2024
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$9	$—	$—	$9	$—
Interest cost	138	31	3	137	29	4
Expected return on assets	(272)	(58)	(6)	(286)	(60)	(7)
Other	24	(3)	3	18	(3)	(6)
Net periodic benefit (credit)	$(110)	$(21)	$—	$(131)	$(25)	$(9)

Note 10–Income taxes

BNY recorded an income tax provision of $395 million (21.3% effective tax rate) in the third quarter of 2025, $336 million (22.0% effective tax rate) in the third quarter of 2024 and $404 million (22.0% effective tax rate) in the second quarter of 2025.

Our total tax reserves were $104 million at Sept. 30, 2025 and $109 million at Dec. 31, 2024. If these tax reserves were unnecessary, $104 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2025 is accrued interest, where applicable, of $35 million. The tax benefit related to interest for the nine months ended Sept. 30, 2025 was $6 million. There was no tax benefit or expense related to interest for the nine months ended Sept. 30, 2024.

Our federal income tax returns are open to examination from 2017 through 2019 and 2022 and forward. Our New York State and New York City income tax returns are open to examination after 2015. Our UK income tax returns are open to examination after 2020.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We do not expect it to have a material financial statement impact.

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

Consolidated investment management funds
	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Trading assets	$800	$846
Other assets	26	45
Total assets (a)	$826	$891
Other liabilities	$9	$5
Total liabilities (b)	$9	$5
Nonredeemable noncontrolling interests (c)	$371	$359
(a)    There were no voting model entities (“VMEs”) at Sept. 30, 2025. Includes VMEs with assets of $43 million at Dec. 31, 2024.
(b)    There were no VMEs at Sept. 30, 2025. Includes VMEs with liabilities of less than $1 million at Dec. 31, 2024.
(c)    There were no VMEs at Sept. 30, 2025. Includes VMEs with nonredeemable noncontrolling interests of $7 million at Dec. 31, 2024.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.
BNY 73

Notes to Consolidated Financial Statements (continued)

Non-consolidated VIEs

As of Sept. 30, 2025 and Dec. 31, 2024, assets and liabilities related to the VIEs where we are not the primary beneficiary were included in other assets and other liabilities on the consolidated balance sheet and primarily related to accounting for our investments in qualified affordable housing and renewable energy projects.

The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Other assets	$3,009	$2,905
Other liabilities	897	951
Maximum loss exposure	3,906	3,856

Note 12–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2025 and Dec. 31, 2024.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2025	Dec. 31, 2024	Sept. 30, 2025	Dec. 31, 2024
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series G	4.700% to but excluding Sept. 20, 2025, then a floating rate equal to the five-year treasury rate plus 4.358%	—	10,000	—	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	—	494	—
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	—	494	—
Series L	5.950% to but excluding Dec. 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.271%	5,000	—	495	—
Total		48,826	43,826	$4,836	$4,343
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series G, Series H, Series I, Series J, Series K and Series L preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

74 BNY

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		3Q25			2Q25		3Q24		YTD25		YTD24
			Per share	Total dividend		Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,344.80	$7		$1,311.33	$7	$1,577.81	$8	$3,951.30	$21	$4,718.27	$24
Series F	100		2,312.50	23		—	—	2,312.50	23	4,625.00	46	4,625.00	46
Series G	100		2,350.00	34	(b)	—	—	2,350.00	23	4,700.00	58	4,700.00	47
Series H	100		925.00	6		925.00	5	925.00	6	2,775.00	16	2,775.00	16
Series I	100		937.50	12		937.50	12	937.50	12	2,812.50	36	2,812.50	36
Series J	100		3,325.00	16		—	—	N/A	N/A	3,325.00	16	N/A	N/A
Series K	4,000		1,537.50	8		1,640.00	8	N/A	N/A	3,177.50	16	N/A	N/A
Total				$106			$32		$72		$209		$169
(a)    Represents Normal Preferred Capital Securities.
(b)    Includes deferred fees of approximately $10 million related to the redemption of the Series G preferred stock.
N/A - Not applicable.

In September 2025, the Parent redeemed all outstanding shares of its Series G preferred stock, $100,000 liquidation preference per share. Deferred fees of approximately $10 million were realized as preferred stock dividends upon redemption.

In September 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series L Noncumulative Perpetual Preferred Stock. Holders of the Series L preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on June 20 and December 20 of each year, commencing Dec. 20, 2025.

In March 2025, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series J Noncumulative Perpetual Preferred Stock. Holders of the Series J preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20 and September 20 of each year, commencing Sept. 20, 2025. The Parent also issued 20,000,000 depositary shares, each representing a 1/4,000th interest in a share of the Parent’s Series K Noncumulative Perpetual Preferred Stock. Holders of the Series K preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2025.

All of the outstanding shares of the Series J, Series K and Series L preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the
Series J, Series K and Series L stock to the holders of record of their respective depositary shares.

All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, a 100%- owned finance subsidiary of the Parent, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. The Parent’s obligations under the trust and other agreements relating to Mellon Capital IV have the effect of providing a full and unconditional guarantee, on a subordinated basis, of payments due on the Normal Preferred Capital Securities. No other subsidiary of the Parent guarantees the securities of Mellon Capital IV.

The Series J, Series K and Series L preferred stock are not subject to the operation of a sinking fund and are not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. We may, at our option, redeem the shares of the Series J and Series K preferred stock on any dividend payment date, in whole or in part, on or after the dividend payment date in March 2030, and the shares of the Series L preferred stock on any dividend payment date, in whole or in part, on or after the dividend payment date in December 2030. The Series J, Series K and Series L preferred stock can be redeemed, in whole but not in part, at any time within 90 days following a regulatory capital treatment event. Redemption of the preferred stock is subject to the prior approval of the Federal Reserve.

For additional information on our preferred stock, see Note 15 of the Notes to Consolidated Financial Statements in our 2024 Annual Report.
BNY 75

Notes to Consolidated Financial Statements (continued)

Note 13–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2025			June 30, 2025			Sept. 30, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(24)	$(36)	$(60)	$272	$159	$431	$197	$93	$290
Total foreign currency translation	(24)	(36)	(60)	272	159	431	197	93	290
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	295	(72)	223	153	(39)	114	978	(239)	739
Reclassification adjustment (b)	30	(7)	23	35	(10)	25	17	(5)	12
Net unrealized gain on assets available-for-sale	325	(79)	246	188	(49)	139	995	(244)	751
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	8	(2)	6	7	(1)	6	3	(1)	2
Total defined benefit plans	8	(2)	6	7	(1)	6	3	(1)	2
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(14)	3	(11)	(7)	2	(5)	(5)	1	(4)
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	1	—	1	—	—	—	(1)	—	(1)
FX contracts – investment and other revenue	3	(1)	2	1	—	1	—	—	—
Total reclassifications to net income	4	(1)	3	1	—	1	(1)	—	(1)
Net unrealized (loss) gain on cash flow hedges	(10)	2	(8)	(6)	2	(4)	(6)	1	(5)
Total other comprehensive income (loss)	$299	$(115)	$184	$461	$111	$572	$1,189	$(151)	$1,038
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

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2025			Sept. 30, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$366	$212	$578	$144	$25	$169
Total foreign currency translation	366	212	578	144	25	169
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	888	(218)	670	1,102	(271)	831
Reclassification adjustment (b)	65	(17)	48	35	(9)	26
Net unrealized gain on assets available-for-sale	953	(235)	718	1,137	(280)	857
Defined benefit plans:
Net (loss) arising during the period	(7)	2	(5)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	23	(5)	18	10	(2)	8
Total defined benefit plans	16	(3)	13	10	(2)	8
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(20)	5	(15)	2	(1)	1
Reclassification of net loss (gain) to net income:
FX contracts – staff expense	5	(1)	4	(5)	1	(4)
FX contracts – investment and other revenue	3	(1)	2	—	—	—
Total reclassifications to net income	8	(2)	6	(5)	1	(4)
Net unrealized (loss) gain on cash flow hedges	(12)	3	(9)	(3)	—	(3)
Total other comprehensive income	$1,323	$(23)	$1,300	$1,288	$(257)	$1,031
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
76 BNY

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended Sept. 30, 2025
Balance, beginning of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)
Net change	(57)	5	1	246	(8)	187
Balance, end of period	$(1,459)	$(1,327)	$(40)	$(522)	$(14)	$(3,362)

Quarter ended June 30, 2025
Balance, beginning of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)
Net change	425	5	1	139	(4)	566
Balance, end of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)

Quarter ended Sept. 30, 2024
Balance, beginning of period	$(1,963)	$(1,335)	$(42)	$(1,563)	$3	$(4,900)
Net change	285	4	(2)	751	(5)	1,033
Balance, end of period	$(1,678)	$(1,331)	$(44)	$(812)	$(2)	$(3,867)

Nine months ended Sept. 30, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	572	17	(4)	718	(9)	1,294
Balance, end of period	$(1,459)	$(1,327)	$(40)	$(522)	$(14)	$(3,362)

Nine months ended Sept. 30, 2024
Balance, beginning of period	$(1,842)	$(1,343)	$(40)	$(1,669)	$1	$(4,893)
Net change	164	12	(4)	857	(3)	1,026
Balance, end of period	$(1,678)	$(1,331)	$(44)	$(812)	$(2)	$(3,867)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(10) million at Sept. 30, 2025, $(7) million at June 30, 2025 and $23 million at Sept. 30, 2024 associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

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

BNY 77

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2025					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$7,035	$21,460	$—	$—	$28,495
U.S. Treasury	24,226	—	—	—	24,226
Agency RMBS	—	21,017	—	—	21,017
Foreign covered bonds	—	7,762	—	—	7,762
Agency commercial MBS	—	6,785	—	—	6,785
CLOs	—	6,125	—	—	6,125
Non-agency commercial MBS	—	2,210	—	—	2,210
U.S. government agencies	—	1,560	—	—	1,560
Non-agency RMBS	—	1,407	—	—	1,407
Other ABS	—	402	—	—	402
Total available-for-sale securities	31,261	68,728	—	—	99,989
Trading assets:
Debt instruments	1,914	3,107	—	—	5,021
Equity instruments	7,185	—	—	—	7,185
Derivative assets not designated as hedging:
Interest rate	5	754	—	—	759
Foreign exchange	—	4,171	—	—	4,171
Equity and other contracts	—	13	—	—	13
Netting agreements				(3,524)	(3,524)
Total derivative assets not designated as hedging	5	4,938	—	(3,524)	1,419
Total trading assets	9,104	8,045	—	(3,524)	13,625
Other assets:
Derivative assets designated as hedging:
Interest rate	—	280	—	—	280
Foreign exchange	—	48	—	—	48
Total derivative assets designated as hedging	—	328	—	—	328
Other assets (c)	541	585	—	—	1,126
Total other assets	541	913	—	—	1,454
Assets measured at NAV (c)					154
Total assets	$40,906	$77,686	$—	$(3,524)	$115,222
Percentage of total assets prior to netting	34%	66%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,456	$82	$—	$—	$2,538
Equity instruments	76	—	—	—	76
Derivative liabilities not designated as hedging:
Interest rate	2	960	—	—	962
Foreign exchange	—	4,015	—	—	4,015
Equity and other contracts	1	185	—	—	186
Netting agreements				(4,278)	(4,278)
Total derivative liabilities not designated as hedging	3	5,160	—	(4,278)	885
Total trading liabilities	2,535	5,242	—	(4,278)	3,499
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	357	—	—	357
Total derivative liabilities designated as hedging	—	357	—	—	357
Other liabilities	506	9	—	—	515
Total other liabilities	506	366	—	—	872
Total liabilities	$3,041	$5,608	$—	$(4,278)	$4,371
Percentage of total liabilities prior to netting	35%	65%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 79

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2025						Dec. 31, 2024
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2025	$1,401	100%	—%	—%	—%	—%	$1,453	98%	2%	—%	—%	—%
2007 and earlier	6	—	100	—	—	—	25	—	100	—	—	—
Total non-agency RMBS	$1,407	100%	—%	—%	—%	—%	$1,478	98%	2%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2025	$2,210	100%	—%	—%	—%	—%	$2,487	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$1,932	100%	—%	—%	—%	—%	$2,113	100%	—%	—%	—%	—%
UK	1,011	100	—	—	—	—	911	100	—	—	—	—
Australia	778	100	—	—	—	—	574	100	—	—	—	—
Germany	743	100	—	—	—	—	598	100	—	—	—	—
Singapore	596	100	—	—	—	—	554	100	—	—	—	—
Netherlands	531	100	—	—	—	—	465	100	—	—	—	—
Other	2,171	100	—	—	—	—	1,853	100	—	—	—	—
Total foreign covered bonds	$7,762	100%	—%	—%	—%	—%	$7,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$4,395	100%	—%	—%	—%	—%	$3,383	100%	—%	—%	—%	—%
France	2,288	100	—	—	—	—	1,732	100	—	—	—	—
Germany	2,094	100	—	—	—	—	2,308	100	—	—	—	—
Canada	1,880	90	10	—	—	—	1,463	100	—	—	—	—
Netherlands	1,823	100	—	—	—	—	705	100	—	—	—	—
Austria	743	100	—	—	—	—	388	100	—	—	—	—
Finland	716	100	—	—	—	—	527	100	—	—	—	—
Spain	629	—	100	—	—	—	617	—	2	98	—	—
Japan	464	—	100	—	—	—	377	—	100	—	—	—
Belgium	362	100	—	—	—	—	728	100	—	—	—	—
Other (c)	1,542	56	32	3	9	—	1,536	68	19	4	9	—
Supranational	11,559	100	—	—	—	—	10,983	100	—	—	—	—
Total non-U.S. government	$28,495	93%	6%	—%	1%	—%	$24,747	94%	3%	3%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2025 and Dec. 31, 2024, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $139 million at Sept. 30, 2025 and $135 million at Dec. 31, 2024.

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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2025				Dec. 31, 2024
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$22	$—	$22	$—	$25	$—	$25
Other assets (b)	—	475	—	475	—	414	—	414
Total assets at fair value on a nonrecurring basis	$—	$497	$—	$497	$—	$439	$—	$439
(a)    The fair value of these loans decreased less than $1 million in the third quarter of 2025 and the fourth quarter of 2024 based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
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

Summary of financial instruments	Sept. 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$106,368	$—	$106,368	$106,368
Interest-bearing deposits with banks	—	11,028	—	11,028	11,027
Federal funds sold and securities purchased under resale agreements	—	41,863	—	41,863	41,863
Securities held-to-maturity	11,014	35,500	—	46,514	49,539
Loans (a)	—	73,881	—	73,881	74,830
Other financial assets	5,055	2,484	—	7,539	7,539
Total	$16,069	$271,124	$—	$287,193	$291,166
Liabilities:
Noninterest-bearing deposits	$—	$59,647	$—	$59,647	$59,647
Interest-bearing deposits	—	248,801	—	248,801	255,050
Federal funds purchased and securities sold under repurchase agreements	—	16,585	—	16,585	16,585
Payables to customers and broker-dealers	—	23,638	—	23,638	23,638
Commercial paper	—	2,364	—	2,364	2,364
Borrowings	—	1,138	—	1,138	1,138
Long-term debt	—	32,591	—	32,591	32,287
Total	$—	$384,764	$—	$384,764	$390,709
(a)    Does not include the leasing portfolio.

Summary of financial instruments	Dec. 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$89,546	$—	$89,546	$89,546
Interest-bearing deposits with banks	—	9,617	—	9,617	9,612
Federal funds sold and securities purchased under resale agreements	—	41,146	—	41,146	41,146
Securities held-to-maturity	10,016	34,004	—	44,020	48,596
Loans (a)	—	69,738	—	69,738	70,673
Other financial assets	4,178	2,271	—	6,449	6,449
Total	$14,194	$246,322	$—	$260,516	$266,022
Liabilities:
Noninterest-bearing deposits	$—	$58,267	$—	$58,267	$58,267
Interest-bearing deposits	—	226,799	—	226,799	231,257
Federal funds purchased and securities sold under repurchase agreements	—	14,064	—	14,064	14,064
Payables to customers and broker-dealers	—	20,073	—	20,073	20,073
Commercial paper	—	301	—	301	301
Borrowings	—	941	—	941	941
Long-term debt	—	30,351	—	30,351	30,854
Total	$—	$350,796	$—	$350,796	$355,757
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

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Assets of consolidated investment management funds:
Trading assets	$800	$846
Other assets	26	45
Total assets of consolidated investment management funds	$826	$891
Liabilities of consolidated investment management funds:
Other liabilities	$9	$5
Total liabilities of consolidated investment management funds	$9	$5

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $19 million at Sept. 30, 2025 and $26 million at Dec. 31, 2024, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2025.

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

82 BNY

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, U.S. government agency, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At Sept. 30, 2025, $35.2 billion designated par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $35.0 billion.

At Sept. 30, 2025, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $3.0 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. In fair value hedging relationships, fixed rate debt is hedged with “receive fixed rate, pay variable rate” swaps. At Sept. 30, 2025, $29.8 billion par value of debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $29.8 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts with maturities of 15 months or less as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, Polish zloty, British pound, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2025, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $760 million (notional), with a net pre-tax loss of $16 million recorded in accumulated OCI. Over the next 12 months, a loss of $16 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than one year. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2025, forward foreign exchange contracts with notional amounts totaling $10.7 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value and cash flow hedging activities recognized in the consolidated income statement.

Income statement impact of fair value and cash flow hedges
(in millions)	Location of gains (losses)	3Q25	2Q25	3Q24	YTD25	YTD24
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$(40)	$(249)	$(973)	$(687)	$(445)
Hedged item	Interest income	41	249	971	688	445
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	98	275	643	784	435
Hedged item	Interest expense	(98)	(275)	(643)	(784)	(435)
Interest rate fair value hedges of loans
Derivative	Interest income	(2)	2	(25)	(11)	(40)
Hedged item	Interest income	2	(2)	25	11	40
Cash flow hedges of forecasted FX exposures
(Loss) gain reclassified from OCI into income	Staff expense	(1)	—	1	(5)	5
(Loss) reclassified from OCI into income	Investment and other revenue	(3)	(1)	—	(3)	—
(Loss) gain recognized in the consolidated income statement due to fair value and cash flow hedging relationships		$(3)	$(1)	$(1)	$(7)	$5

BNY 83

Notes to Consolidated Financial Statements (continued)

The following table presents the impact of hedging derivatives used in net investment hedging relationships.

Impact of derivative instruments used in net investment hedging relationships
(in millions)
Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives					Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	3Q25	2Q25	3Q24	YTD25	YTD24		3Q25	2Q25	3Q24	YTD25	YTD24
FX contracts	$168	$(735)	$(391)	$(943)	$(106)	Investment and other revenue	$—	$—	$—	$21	$—

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2025	Dec. 31, 2024	Sept. 30, 2025	Dec. 31, 2024
Available-for-sale securities (b)	$41,777	$40,751	$(801)	$(1,650)
Loans (c)	$3,012	$3,162	$4	$(7)
Long-term debt	$29,497	$27,458	$(246)	$(1,042)
(a)    Includes $363 million and $474 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2025 and Dec. 31, 2024, respectively, and $7 million of basis adjustment increases and $5 million of basis adjustment decreases on discontinued hedges associated with long-term debt at Sept. 30, 2025 and Dec. 31, 2024, respectively.
(b)    At Sept. 30, 2025 and Dec. 31, 2024, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $14.3 billion and $12.1 billion, respectively, of which the notional amount hedged was $6.8 billion and $6.2 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of Sept. 30, 2025 and Dec. 31, 2024 were an increase of $64 million and a decrease of $92 million, respectively.
(c)    At Sept. 30, 2025 and Dec. 31, 2024, loans included in closed portfolios subject to portfolio layer method hedging were $3.0 billion and $3.2 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged.

The following table summarizes the notional amount and carrying values of our total derivatives portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2025	Dec. 31, 2024	Sept. 30, 2025	Dec. 31, 2024	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$66,113	$66,805	$280	$326	$—	$—
Foreign exchange contracts	11,506	12,048	48	455	357	12
Total derivatives designated as hedging instruments			$328	$781	$357	$12
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$194,382	$169,523	$759	$835	$962	$1,210
Foreign exchange contracts	1,245,374	919,690	4,171	10,559	4,015	10,636
Equity contracts	5,737	5,321	13	143	173	34
Credit contracts	329	324	—	—	13	17
Total derivatives not designated as hedging instruments			$4,943	$11,537	$5,163	$11,897
Total derivatives fair value (d)			$5,271	$12,318	$5,520	$11,909
Effect of master netting agreements (e)			(3,524)	(8,612)	(4,278)	(9,033)
Fair value after effect of master netting agreements			$1,747	$3,706	$1,242	$2,876
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $635 million and $1,389 million, respectively, at Sept. 30, 2025, and $1,953 million and $2,374 million, respectively, at Dec. 31, 2024.
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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q25	2Q25	3Q24	YTD25	YTD24
Foreign exchange revenue	$166	$213	$175	$535	$511
Other trading revenue	73	59	79	203	225

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded gains of $12 million in the third quarter of 2025, $11 million in the third quarter of 2024, $15 million in the second quarter of 2025, $19 million in the first nine months of 2025 and $22 million in the first nine months of 2024.

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

	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,070	$2,163
Collateral posted	$1,564	$1,940
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2025	Dec. 31, 2024
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$6	$40
Baa2/BBB	$73	$646
Ba1/BB+	$1,162	$2,710
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2025 and Dec. 31, 2024, existing collateral arrangements would have required us to post additional collateral of $61 million and $351 million, respectively.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2025
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized in the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$860	$675		$185	$47	$—	$138
Foreign exchange contracts	3,864	2,836		1,028	66	—	962
Equity and other contracts	13	13		—	—	—	—
Total derivatives subject to netting arrangements	4,737	3,524		1,213	113	—	1,100
Total derivatives not subject to netting arrangements	534	—		534	—	—	534
Total derivatives	5,271	3,524		1,747	113	—	1,634
Reverse repurchase agreements	302,553	278,763	(b)	23,790	23,750	—	40
Securities borrowing	23,800	5,727		18,073	17,436	—	637
Total	$331,624	$288,014		$43,610	$41,299	$—	$2,311
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

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2025				Net liabilities recognized in the balance sheet
	Gross liabilities recognized	Gross amounts offset in the balance sheet			Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$735	$470		$265	$40	$—	$225
Foreign exchange contracts	4,172	3,659		513	79	—	434
Equity and other contracts	166	149		17	15	—	2
Total derivatives subject to netting arrangements	5,073	4,278		795	134	—	661
Total derivatives not subject to netting arrangements	447	—		447	—	—	447
Total derivatives	5,520	4,278		1,242	134	—	1,108
Repurchase agreements	291,545	278,763	(b)	12,782	12,782	—	—
Securities lending	9,530	5,727		3,803	3,683	—	120
Total	$306,595	$288,768		$17,827	$16,599	$—	$1,228
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2025					Dec. 31, 2024
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$219,592	$105	$1,110	$1,867	$222,674	$187,227	$196	$739	$742	$188,904
Agency RMBS	62,227	234	171	229	62,861	44,774	71	288	295	45,428
Corporate bonds	120	146	1,397	802	2,465	84	81	1,341	741	2,247
Sovereign debt/sovereign guaranteed	94	803	—	—	897	123	655	17	—	795
State and political subdivisions	20	21	399	215	655	37	14	414	302	767
U.S. government agencies	87	8	25	69	189	131	—	64	115	310
Other debt securities	69	510	262	6	847	19	278	287	12	596
Equity securities	—	—	661	296	957	—	4	592	314	910
Total	$282,209	$1,827	$4,025	$3,484	$291,545	$232,395	$1,299	$3,742	$2,521	$239,957
Securities lending:
Agency RMBS	$63	$—	$—	$—	$63	$98	$—	$—	$—	$98
Other debt securities	1,319	—	—	—	1,319	253	—	—	—	253
Equity securities	8,148	—	—	—	8,148	3,695	—	—	—	3,695
Total	$9,530	$—	$—	$—	$9,530	$4,046	$—	$—	$—	$4,046
Total secured borrowings	$291,739	$1,827	$4,025	$3,484	$301,075	$236,441	$1,299	$3,742	$2,521	$244,003
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

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2025	Dec. 31, 2024
(in millions)
Lending commitments	$53,974	$52,581
Standby letters of credit (“SBLC”) (a)	1,582	1,641
Commercial letters of credit	42	24
Securities lending indemnifications (b)(c)	614,049	544,601
(a)Net of participations totaling $130 million at Sept. 30, 2025 and $192 million at Dec. 31, 2024.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $81 billion at Sept. 30, 2025 and $60 billion at Dec. 31, 2024.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $61 billion at Sept. 30, 2025 and $59 billion at Dec. 31, 2024.
88 BNY

Notes to Consolidated Financial Statements (continued)

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $31.6 billion in less than one year, $22.2 billion in one to five years and $266 million over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $218 million at Sept. 30, 2025 and $173 million at Dec. 31, 2024. At Sept. 30, 2025, $1.1 billion of the SBLCs will expire within one year, $453 million in one to five years and none in over five years.

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

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2025	Dec. 31, 2024

Investment grade	77%	67%
Non-investment grade	23%	33%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $42 million at Sept. 30, 2025 and $24 million at Dec. 31, 2024.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $63 million at Sept. 30, 2025 and $72 million at Dec. 31, 2024.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $650 billion at Sept. 30, 2025 and $574 billion at Dec. 31, 2024.

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities. BNY and CIBC severally indemnify securities lenders against specific types of borrower default. Previously, BNY, CIBC and CIBC Mellon jointly and severally indemnified securities lenders against specific types of borrower default. At Sept. 30, 2025 and Dec. 31, 2024, $81 billion and $60 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $86 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.
BNY 89

Notes to Consolidated Financial Statements (continued)

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2025, we had no unsettled repurchase agreements and $84.7 billion of unsettled reverse repurchase agreements. At Dec. 31, 2024, we had no unsettled repurchase agreements and $96.1 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2025. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2025
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.6	$19.5	$23.1
Asset managers	1.5	8.2	9.7
Banks	7.6	1.8	9.4
Insurance	0.1	4.2	4.3
Government	—	0.6	0.6
Other	0.2	1.1	1.3
Total	$13.0	$35.4	$48.4

Commercial portfolio exposure (in billions)	Sept. 30, 2025
	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$3.9	$4.5
Manufacturing	0.5	3.8	4.3
Energy and utilities	0.2	3.9	4.1
Media and telecom	—	0.8	0.8
Total	$1.3	$12.4	$13.7

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $780 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:
BNY 91

Notes to Consolidated Financial Statements (continued)

Mortgage-Securitization Trusts Proceedings
BNY has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Two actions commenced in December 2015 and February 2017 are pending in New York federal court. In New York state court, three actions are pending: two related cases commenced in September 2021 and October 2022; and one related case commenced in December 2021.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing LLC: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. Three lawsuits remain against Pershing LLC in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing LLC, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing LLC. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On Aug. 5, 2025, the trial court denied plaintiffs’ motion for class certification. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On April 7, 2025, the court found DTVM, Ativos and two other defendants jointly and severally liable for approximately $3 million. DTVM and Ativos appealed on Sept. 9, 2025. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Feb. 26, 2025, ADCAP filed a lawsuit in New York state court against The Bank of New York Mellon Corporation, claiming that it is also liable for Postalis investment losses. On Feb. 27, 2025, we removed the lawsuit to New York federal court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. DTVM appealed and, on June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to
92 BNY

Notes to Consolidated Financial Statements (continued)

approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. DTVM and Ativos further appealed, but their appeal was denied on Dec. 3, 2024. On Aug. 24, 2022, the court dismissed one of the other lawsuits. Postalis appealed that decision, but Postalis’s appeal was denied on Oct. 24, 2023. Postalis further appealed; that further appeal was denied on Oct. 22, 2024. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. DTVM appealed, but that appeal was denied on Aug. 21, 2023. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On July 30, 2025, TCU rendered a decision in another of the proceedings, finding DTVM, Ativos and former Postalis directors jointly and severally liable for approximately $185 million. On Sept. 15, 2025, DTVM and Ativos filed an administrative appeal. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the Arbitration Court’s jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund appealed. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos appealed; that appeal was denied on April 8, 2024. DTVM and Ativos have further appealed. The arbitration continued during the further appeal, and on Sept. 29, 2025, the panel found DTVM and Ativos partially liable. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. Postalis has filed a further appeal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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
BNY 93

Notes to Consolidated Financial Statements (continued)

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

Off-Channel Business-Related Communications
The Company responded to requests for information from the SEC and the Commodity Futures Trading Commission concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC and CFTC have been conducting similar inquiries into recordkeeping practices at other financial institutions. On Aug. 14, 2024, the SEC issued an order under which the Company agreed to pay a $40 million penalty and to certain undertakings to resolve the SEC matter. The fine has been paid, and the Company is complying with the other settlement terms. On Sept. 4, 2025, the CFTC issued an order under which the Company agreed to pay $500,000. The fine has been paid, and the Company is complying with the other settlement terms.

Pershing LLC Rule 15c3-3 Matter
The Company has been responding to investigative requests for information and records from the SEC concerning Pershing LLC’s compliance with its obligations under SEC Rule 15c3-3, among other regulatory rules and statutes. The Company continues to cooperate with the inquiry.
Lawsuits in the Russian Federation
The Company is defending various lawsuits in Russian courts seeking to recover assets held by BNY but blocked by international sanctions laws. The Company also is a co-defendant in a lawsuit by the Deputy Prosecutor General of the Russian Federation seeking to recover $251 million that allegedly was improperly seized by Ukraine from BNY accounts in Ukraine for a subsidiary of PJSC Sberbank, a Russian bank. The Russian court issued a judgment against BNY and its co-defendants on Sept. 11, 2025, which BNY appealed on Oct. 13, 2025.

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically
94 BNY

Notes to Consolidated Financial Statements (continued)

reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2025.

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
•Severance expense is recorded in the segments based on the business or function the impacted employees reside.
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

BNY 95

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,789	$1,243	$783	(a)	$18	$3,833	(a)
Net interest income	670	524	41		1	1,236
Total revenue	2,459	1,767	824	(a)	19	5,069	(a)
Provision for credit losses	(3)	(3)	—		(1)	(7)
Noninterest expense	1,656	895	640		45	3,236
Income (loss) before income taxes	$806	$875	$184	(a)	$(25)	$1,840	(a)
Pre-tax operating margin (b)	33%	50%	22%		N/M	36%
Average assets	$202,454	$137,103	$27,247		$70,687	$437,491
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
N/M – Not meaningful.

96 BNY

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$5,258	$3,668	$2,281	(a)	$70	$11,277	(a)
Net interest income (expense)	1,975	1,527	123		(27)	3,598
Total revenue	7,233	5,195	2,404	(a)	43	14,875	(a)
Provision for credit losses	(8)	(5)	2		5	(6)
Noninterest expense	4,860	2,658	2,007		169	9,694
Income (loss) before income taxes	$2,381	$2,542	$395	(a)	$(131)	$5,187	(a)
Pre-tax operating margin (b)	33%	49%	16%		N/M	35%
Average assets	$201,330	$133,851	$26,924		$68,622	$430,727
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $26 million.
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
N/M – Not meaningful.

Note 19–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2025	2024
Transfers from loans to other assets for other real estate owned	$1	$—
Change in assets of consolidated investment management funds	65	334
Change in liabilities of consolidated investment management funds	4	6
Change in nonredeemable noncontrolling interests of consolidated investment management funds	12	241
Securities purchased not settled	2,462	395
Securities sold not settled	—	85
Securities matured not settled	80	—
Available-for-sale securities transferred to held-to-maturity securities	4	—
Premises and equipment/operating lease obligations	230	174
Excise tax on share repurchases	19	19
Amortization of preferred stock discount	10	—

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, recent announcements regarding changes in trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses globally, have significantly affected financial markets and economic conditions. Continued uncertainty, including in trade policies and practices, elevated tariffs, operational and policy changes in the governments of the U.S. and other countries, and an extended U.S. government shutdown could contribute to further market volatility and deteriorating or prolonged weakened economic conditions, which could cause our financial results to differ, possibly materially, from the anticipated results expressed or implied in forward-looking statements contained in this Quarterly Report and other public disclosures of BNY.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2025. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2025			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2025
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2025	1,838	$99.10	1,838	$3,508
August 2025	3,684	102.48	3,684	3,131
September 2025	2,754	104.90	2,754	2,842
Third quarter of 2025 (a)	8,276	$102.53	8,276	$2,842	(b)
(a)    Includes 134 thousand shares repurchased at a purchase price of $13 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $102.57.
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

Item 5. Other Information.

(a)    Effective Oct. 31, 2025, the Parent’s Board of Directors approved and adopted amendments to the Parent’s Amended and Restated By-Laws (as so amended, the “By-Laws”). The amendments include: (i) updates to the procedural and informational requirements for stockholder-requested special meetings and stockholder business proposals and nominations; (ii) updates to the rules governing stockholder meeting conduct and adjournment; (iii) the addition of an exclusive forum provision for internal affairs claims; and (iv) other technical, conforming, modernizing and clarifying revisions.

The foregoing description of the amendments to the By-Laws does not purport to be complete and is qualified in its entirety by the text of the By-Laws, as amended and restated, a copy of which is attached as Exhibit 3.10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Aug. 1, 2016, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 3, 2020, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Nov. 18, 2021, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on March 10, 2025, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on March 14, 2025, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series L Noncumulative Perpetual Preferred Stock, dated Sept. 9, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Sept. 10, 2025, and incorporated herein by reference.
3.10	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 31, 2025.	Filed herewith.
BNY 103

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
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

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: October 31, 2025	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY 105