Form 10-K
period 2025-12-31
Bank of New York Mellon Corp
filed 2026-02-25
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $64,230,991,381.

As of January 31, 2026, 686,907,398 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
    The Bank of New York Mellon Corporation 2026 Proxy Statement – Part III
    The Bank of New York Mellon Corporation 2025 Annual Report to Shareholders – Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 14, including those portions of BNY’s 2025 Annual Report to Shareholders (the “Annual Report”) which are incorporated herein by reference. The Annual Report and BNY’s Proxy Statement for its 2026 Annual Meeting (the “Proxy”) will be available on our website at www.bny.com. We also make available on our website, free of charge, the following materials:

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY, words, such as “estimate,” “forecast,” “project,” “anticipate,” “likely,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “might,” “will,” “strategy,” “synergies,” “opportunities,” “trends,” “momentum,” “ambition,” “aspiration,” “objective,” “aim,” “future,” “potentially,” “outlook” and words of similar meaning, may signify forward-looking statements. Some statements in this document are forward-looking. These include statements about the usefulness of Non-GAAP measures, the future results of BNY, our businesses, financial, liquidity and capital condition, results of operations, capital plans including dividends and repurchases, liquidity, risk and capital management and processes, human capital management (including related ambitions, objectives, aims and goals), strategic priorities and initiatives, innovation in products and services, artificial intelligence, acquisitions, related integration and divestiture activity, transition to a platforms operating model, efficiency savings, estimates (including those regarding expenses, interest rate and net interest income sensitivities, losses inherent in our credit portfolios and capital ratios), intentions (including those regarding our capital returns and expenses, including our investments in technology and pension expense), outlook (including those regarding our performance results, revenue, expenses, impacts of currency fluctuations, operating leverage, pre-tax margin, capital ratios and effective tax rate) and expectations (including those regarding products, nonperforming assets, legal proceedings and other contingencies, impacts of trends on our businesses, regulatory, technology, market, economic or accounting developments and the impacts of such developments on our businesses).

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY (including those incorporated
BNY 1

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
•a cybersecurity incident directed at us or a third party could result in the theft, loss, disclosure, use or alteration of information, unauthorized or loss of access to information, or system or network failures. Any such incident could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•the development and use of artificial intelligence present risks and challenges that may materially adversely impact our business;
•our risk management framework, policies and processes may not be effective in identifying or mitigating risk and reducing the potential for losses and any inadequacy or lapse in our risk management framework, policies and processes could expose us to unexpected losses that could materially adversely affect our results of operations and financial condition;
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
•the Parent is a non-operating holding company and, as a result, is dependent on dividends from its subsidiaries and extensions of credit from the IHC to meet its obligations, including with respect to its securities, and to provide funds for share repurchases, payment of income taxes and payment of dividends to its stockholders;
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
•impacts from geopolitical events, acts of terrorism, war, extreme weather and other natural disasters, pandemics and other similar events may have a negative impact on our business and operations;
•differing expectations for sustainability-related initiatives across client segments and local markets could adversely affect our business, affect client activity levels, subject us to additional regulatory requirements and damage our reputation;
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

BNY 3

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global financial services platforms company headquartered in New York, New York, with $59.3 trillion in assets under custody and/or administration and $2.2 trillion in assets under management as of Dec. 31, 2025. With its subsidiaries, BNY has been in business since 1784.

We divide our businesses into three principal business segments: Securities Services, Market and Wealth Services and Investment and Wealth Management. We also have an Other segment, which includes the corporate treasury activities (including our securities portfolio), tax credit investments and other corporate investments, corporate and bank-owned life insurance, derivatives and other trading activity, and certain business exits.

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

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. Our two principal U.S. banking subsidiaries are:
•The Bank of New York Mellon, a New York state-chartered bank, which houses our Securities Services businesses, including Asset Servicing and Issuer Services and certain Market and Wealth Services businesses, including Payments and Trade and Clearance and Collateral Management, as well as the bank-advised business of Investment Management; and
•BNY Mellon, National Association (“BNY Mellon, N.A.”), a national bank, which houses our Wealth Management business and certain activities of our Pershing businesses.

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

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY’s primary subsidiaries as of Dec. 31, 2025.

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

Thrive Together

Our culture is an important part of what makes BNY successful. We want the best people to work here, and to contribute to our success, regardless of their background. Creating an environment where everyone belongs is essential – that’s how we succeed.

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

In 2025, The Bank of New York Mellon Corporation again provided eligible employees an award of 10 restricted stock units or “BK Shares.” BK Shares is an equity grant that allows eligible employees to become equity owners, or increase their equity holdings in the Company, and share in the Company’s success.

At key career transition points, from internship to executive management, we offer programs and development opportunities to help employees advance their careers and progress within our organization. Our extensive training and development opportunities are designed to enable employees to grow professionally and advance within our organization. In 2025 we built out our AI training offerings so all employees can develop this important future skill and contribute to our “AI everywhere for everyone” philosophy.

We engage with employees to encourage innovation, show appreciation for their contributions through several recognition award programs and our annual discretionary incentive compensation process. We gather feedback on how we can build a more rewarding, inclusive workplace through our quarterly all-employee survey.

Employee Wellbeing

BNY’s holistic approach to employee wellbeing is designed to create a healthy, resilient and vibrant workforce. Our programs are designed to provide employees access to resources to help improve their physical health, emotional resilience, financial wellbeing and social connections. We recognize that employees seek a supportive and safe workplace, and we continually evaluate our employee engagement and wellbeing programs in an effort to meet those expectations. We elevate the employee experience with workspaces and facilities, that enhance everyday wellbeing with thoughtful amenities, and bring people together through hospitality programs to spark connection and collaboration.

BNY fosters a high-performance culture and supports employee work/life balance, while also delivering on our regulatory requirements and business imperatives. We endeavor to promote a collaborative and effective workplace for our people, while continuing to enhance our culture and commercial impact.

Employees and International Operations

Globally, at Dec. 31, 2025, BNY and its subsidiaries had approximately 48,100 full-time employees.

We pride ourselves on providing dedicated service through our multilingual sales, marketing and client service teams. At Dec. 31, 2025, approximately 60% of our total employees (full-time and part-time employees) were based outside the U.S., with approximately 10,100 employees in Europe, the Middle East and Africa (“EMEA”), approximately 18,000 employees in the Asia-Pacific region (“APAC”) and approximately 700 employees in other global locations, primarily Brazil.

6 BNY

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

Competition in the financial services industry continues to be intense. Competition is based on a number of factors including, among others, customer service and convenience, transaction execution, capital or access to capital, quality and range of products and services offered, performance, technological innovation and expertise, including adaptation to technological change, price, reputation and lending limits. Competition also varies based on the types of clients, customers, industries and geographies served. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees, and to retain, develop and motivate our existing employees. Our competitive position may be affected by institutions that are not similarly subject to extensive regulation, such as financial technology firms, and as further technological advances enable more companies, such as financial technology firms, to provide financial services.

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

In the EMEA region, we have offices that total approximately 1.1 million square feet of leased and owned space, and we have 1.6 million square feet of leased space in the APAC region.

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

BNY 7

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
8 BNY

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. As of Jan. 31, 2026, there were 18,530 holders of record of our common stock.

Additional information about our common stock, including additional information about share repurchases and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section in the MD&A in the Annual Report and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be executed through open market repurchases, in privately negotiated transactions or by other means, including through repurchase plans designed to comply with Rule 10b5-1 and other derivative, accelerated share repurchase and other structured transactions.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 5, 11, 13, 18, 21 and 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Trading activities and risk management,” “Asset/liability management” and “Risk Management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 19 and 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.
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

As of Dec. 31, 2025, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
BNY 9

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 118 and 119 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

(a)    On Feb. 23, 2026, the Human Resources and Compensation Committee of the Board of Directors of the Company approved the 2026 Executive Incentive Compensation Plan (the “2026 EICP”) and amended and restated the Executive Severance Plan (the “ESP”).

The 2026 EICP applies to annual incentive awards for executives selected by the Committee (as defined in the 2026 EICP), including the Company’s named executive officers, beginning with the 2026 plan year. The Committee has sole discretion to determine whether to grant an incentive award, its amount and form of payment, except that the 2026 EICP provides for a minimum incentive award on a Change in Control (as defined in the 2026 EICP). The 2026
EICP continues to include the Company’s forfeiture and recovery provisions. On adoption of the 2026 EICP, the Board of Directors terminated the 2019 Executive Incentive Compensation Plan.

The ESP was amended to align with the 2026 EICP and maintains the same severance formulas.

The foregoing summaries of the 2026 EICP and the amendments to the ESP are qualified in their entirety by reference to the 2026 EICP and the ESP, which are filed herewith as Exhibit 10.31 and Exhibit 10.32 and incorporated herein by reference.

Effective Feb. 23, 2026, Alejandro Perez was appointed to the position of Chief Operating Officer. Mr. Perez, age 54, has served as Chief Administrative Officer of the Company since 2023. From 2021 to 2023, Mr. Perez served as chief operating officer for global market infrastructure at BNY.

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

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY or an entity that is more than 50% owned by us, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at https://www.bny.com/corporate/global/en/investor-relations/employee-code-of-conduct.html. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY. The Directors’ Code of Conduct is posted on our website at https://www.bny.com/assets/corporate/documents/
pdf/investor-relations/directors-code-of-conduct.pdf. We intend to disclose on our website any amendments to or waivers of (i) the Code of Conduct relating to executive officers (including the officers specified below) and (ii) the Directors’ Code of Conduct relating to our directors.

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

Name	Age	Positions and offices

Rajashree Datta	48	Ms. Datta has served as Senior Executive Vice President, Chief Risk Officer of BNY since April 2025, and served as Deputy Chief Risk Officer from December 2024 to April 2025. Previously, from 2000 to December 2024, Ms. Datta worked at The Goldman Sachs Group, Inc., most recently as a Partner and Global Head of Finance Risk.

Shannon Hobbs	55	Ms. Hobbs has served as Senior Executive Vice President and Chief People Officer of BNY since June 2024. Ms. Hobbs served as Chief People Officer at GEICO from March 2022 to May 2024; as Chief Human Resources Officer at American Century Investments from October 2020 to March 2022; and as Head of Talent at JPMorgan Chase from September 2009 to October 2020.

Jayee Koffey	45	Ms. Koffey has served as Senior Executive Vice President, Chief Global Affairs Officer of BNY since January 2026. She served as Chief Enablement and Global Affairs Officer from April 2025 to January 2026, as Global Head of Enterprise Execution and Chief Corporate Affairs Officer from February 2023 to April 2025, and as Head of the Executive Office and Company Chief of Staff from August 2022 to February 2023. Previously, from 2011 to July 2022, Ms. Koffey worked at The Goldman Sachs Group, Inc., most recently as Chief Enterprise Risk Officer.

BNY 11

Name	Age	Positions and offices

Kurtis R. Kurimsky	52	Mr. Kurimsky has served as Vice President and Controller of BNY since July 2015.

J. Kevin McCarthy	61	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY since April 2014.

Dermot McDonogh	60	Mr. McDonogh has served as Senior Executive Vice President since October 2022 and as Chief Financial Officer of BNY since February 2023. From 2015 to July 2022, Mr. McDonogh served as the Chief Operating Officer of the Europe, Middle East, and Africa region for Goldman Sachs International and as the Chief Executive Officer of Goldman Sachs International Bank.

Jose Minaya	54	Mr. Minaya has served as BNY’s Global Head of BNY Investments and Wealth since September 2024. Previously, Mr. Minaya served as Chief Executive Officer of Nuveen, which he joined in 2017.

Robin Vince	54	Mr. Vince has served as Chairman of BNY’s Board of Directors since September 2025 and as President and Chief Executive Officer of BNY since September 2022. He served as President and Chief Executive Officer-Elect from March 2022 until September 2022. Previously, Mr. Vince was Vice Chair and Chief Executive Officer of Global Market Infrastructure at BNY from October 2020 until March 2022. From 1994 until September 2020, Mr. Vince worked at Goldman Sachs, most recently as Chief Risk Officer and a member of the Management Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP,” which is incorporated herein by reference. KPMG LLP’s Public Company Accounting Oversight Board firm identification number is 185.
12 BNY

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	121-122
	Consolidated Comprehensive Income Statement	123
	Consolidated Balance Sheet	124
	Consolidated Statement of Cash Flows	125
	Consolidated Statement of Changes in Equity	126
	Notes to Consolidated Financial Statements	127-197
	Report of Independent Registered Public Accounting Firm	198

(3)	Exhibits
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

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Aug. 1, 2016, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 3, 2020 and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 18, 2021, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 10, 2025, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 14, 2025, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series L Noncumulative Perpetual Preferred Stock, dated Sept. 9, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Sept. 10, 2025, and incorporated herein by reference.
14 BNY

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

3.10		Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 31, 2025.	Previously filed as Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) on Oct. 31, 2025, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2025. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.2	*	Amendment effective as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.3	*	Amendment effective Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.4	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.5	*	Amendment effective as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.6	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.7	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
BNY 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.8	*	Form of Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.9	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, effective July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 16, 2010, and incorporated herein by reference.
10.10	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2015, and incorporated herein by reference.
10.11	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2016, and incorporated herein by reference.
10.12	*	The Bank of New York Mellon Corporation 2019 Long-Term Incentive Plan.	Previously filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35651) on March 8, 2019 and incorporated herein by reference.
10.13	*	The Bank of New York Mellon Corporation 2019 Executive Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2019, and incorporated herein by reference.
10.14	*	Letter Agreement, dated Aug. 19, 2020, between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2020, and incorporated herein by reference.
10.15	*	2022 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.16	*	2022 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2022, and incorporated herein by reference.
10.17	*	Amendment, dated Aug. 30, 2022, to Letter Agreement between The Bank of New York Mellon Corporation and Robin Vince.	Previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2022, and incorporated herein by reference.
10.18	*	Aircraft Time Sharing Agreement, entered into as of Jan. 23, 2023, by and between The Bank of New York Mellon and Robin Vince.	Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
16 BNY

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.19	*	Aircraft Time Sharing Agreement, entered into as of Oct. 29, 2024, by and between The Bank of New York Mellon and Robin Vince.	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2024, and incorporated herein by reference.
10.20	*	The Bank of New York Mellon Corporation 2023 Long-Term Incentive Plan.	Previously filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35651) on March 1, 2023, and incorporated herein by reference.
10.21	*	2023 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March. 31, 2023, and incorporated herein by reference.
10.22	*	2023 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2023, and incorporated herein by reference.
10.23	*	2024 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.24	*	2024 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.25	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended and restated effective March 1, 2024.	Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
10.26	*	2025 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2024, and incorporated herein by reference.
10.27	*	2025 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2024, and incorporated herein by reference.
10.28	*	2025 Form of Non-Qualified Stock Option Agreement.	Filed herewith.
10.29	*	2026 Form of Performance Share Unit Agreement.	Filed herewith.
10.30	*	2026 Form of Restricted Stock Unit Agreement.	Filed herewith.
BNY 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.31	*	The Bank of New York Mellon Corporation 2026 Executive Incentive Compensation Plan.	Filed herewith.
10.32	*	The Bank of New York Mellon Corporation Executive Severance Plan, as amended and restated effective March 1, 2026.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2025 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
19.1		Insider Trading Policies and Procedures.	Filed herewith.
21.1		Primary subsidiaries of the Company.	Filed herewith.
22.1		Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
23.1		Consent of KPMG LLP.	Filed herewith.
24.1		Power of Attorney.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1		Recovery of Erroneously Awarded Incentive-Based Compensation Policy.	Previously filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2023, and incorporated herein by reference.
18 BNY

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.INS	Inline XBRL Instance Document.	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2025, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
* Management contract or compensatory plan, contract or arrangement.

BNY 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Robin Vince
Robin Vince
Chairman and Chief Executive Officer

DATED: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Robin Vince	Director and Principal Executive Officer
Robin Vince
Chairman and Chief Executive Officer

By:	/s/ Dermot McDonogh	Principal Financial Officer
Dermot McDonogh
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Corporate Controller

	Linda Z. Cook; Joseph J. Echevarria; M. Amy Gilliland; Jeffrey A. Goldstein; K. Guru Gowrappan; Ralph Izzo; Charles F. Lowrey; Sandra E. O’Connor; Elizabeth E. Robinson; Rakefet Russak-Aminoach; Alfred W. Zollar	Directors

By:	/s/ J. Kevin McCarthy	DATED: February 25, 2026
J. Kevin McCarthy
Attorney-in-fact
20 BNY