Form 10-Q
period 2026-03-31
Bank of New York Mellon Corp
filed 2026-05-01
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026
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

As of March 31, 2026, 686,379,045 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2026 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Highlights of first quarter 2026 results	4
Fee and other revenue	6
Net interest income	8
Noninterest expense	10
Income taxes	10
Review of business segments	10
Critical accounting estimates	18
Consolidated balance sheet review	19
Liquidity and dividends	27
Capital	31
Trading activities and risk management	35
Asset/liability management	37
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	39
Recent accounting and regulatory developments	42
Website information	43

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	44
Consolidated Comprehensive Income Statement (unaudited)	45
Consolidated Balance Sheet (unaudited)	46
Consolidated Statement of Cash Flows (unaudited)	47
Consolidated Statement of Changes in Equity (unaudited)	48

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollars in millions, except per share amounts and unless otherwise noted)	March 31, 2026	Dec. 31, 2025	March 31, 2025
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,562	$1,427	$1,149
Basic earnings per share	$2.26	$2.04	$1.59
Diluted earnings per share	$2.24	$2.02	$1.58

Fee and other revenue	$4,039	$3,833	$3,633
Net interest income	1,370	1,346	1,159
Total revenue	$5,409	$5,179	$4,792

Return on common shareholders’ equity (annualized)	16.1%	14.5%	12.6%
Return on tangible common shareholders’ equity (annualized) – Non-GAAP (a)	29.3%	26.6%	24.2%

Fee revenue as a percentage of total revenue	70%	71%	71%

Non-U.S. revenue as a percentage of total revenue	36%	36%	33%

Pre-tax operating margin	37%	36%	32%

Net interest margin	1.38%	1.38%	1.30%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.38%	1.38%	1.30%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$59.4	$59.3	$53.1
Assets under management (“AUM”) at period end (in trillions) (d)	$2.1	$2.2	$2.0

Average common shares and equivalents outstanding (in thousands):
Basic	691,178	697,540	720,951
Diluted	698,164	705,140	727,398

Selected average balances:
Interest-earning assets	$396,310	$387,289	$354,687
Total assets	$461,928	$451,213	$415,844
Interest-bearing deposits	$263,497	$258,640	$234,394
Noninterest-bearing deposits	$54,949	$51,842	$48,141
Long-term debt	$32,542	$32,135	$31,216
Preferred stock	$4,984	$4,836	$4,562
Total The Bank of New York Mellon Corporation common shareholders’ equity	$39,448	$39,142	$36,980

Other information at period end:
Cash dividends per common share	$0.53	$0.53	$0.47
Common dividend payout ratio	24%	26%	30%
Common dividend yield (annualized)	1.8%	1.8%	2.3%
Closing stock price per common share	$118.63	$116.09	$83.87
Market capitalization	$81,425	$79,897	$60,003
Book value per common share	$57.48	$57.36	$52.82
Tangible book value per common share – Non-GAAP (a)	$31.75	$31.64	$28.20
Full-time employees	47,200	48,100	51,000
Common shares outstanding (in thousands)	686,379	688,236	715,434
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	March 31, 2026	Dec. 31, 2025
Average liquidity coverage ratio (“LCR”)	111%	112%
Average net stable funding ratio (“NSFR”)	131%	130%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.7%	13.0%
Tier 1 capital ratio	15.9	16.0
Total capital ratio	16.6	16.7
Standardized Approach:
CET1 ratio	11.0%	11.9%
Tier 1 capital ratio	13.8	14.6
Total capital ratio	14.6	15.4

Tier 1 leverage ratio	6.0%	6.0%
Supplementary leverage ratio (“SLR”)	6.6	6.7

BNY shareholders’ equity to total assets ratio	8.0%	9.4%
BNY common shareholders’ equity to total assets ratio	7.0	8.4
(a)    Return on tangible common shareholders’ equity and tangible book value per common share, both Non-GAAP measures, exclude goodwill and intangible assets, net of deferred tax liabilities. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 39 for the reconciliation of these Non-GAAP measures.
(b)    See “Net interest income” on page 8 for a reconciliation of this Non-GAAP measure.
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions (formerly Pershing) and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $2.1 trillion at March 31, 2026 $2.2 trillion at Dec. 31, 2025 and $1.9 trillion at March 31, 2025.
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

Certain business terms used in this report are defined in the “Glossary and Acronyms” section of our Annual Report on Form 10-K for the year ended Dec. 31, 2025 (the “2025 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

Overview

BNY is a global financial services platforms company at the heart of the world’s capital markets. For more than 240 years BNY has partnered alongside clients, using its expertise and platforms to help them operate more efficiently and accelerate growth. Today BNY serves over 90% of Fortune 100 companies and nearly all the top 100 banks globally. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals. As of March 31, 2026, BNY oversees $59.4 trillion in assets under custody and/or administration and $2.1 trillion in assets under management.

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

The diagram below presents our three business segments and lines of business, with the remaining operations in the Other segment.

The Bank of New York Mellon Corporation

Securities Services	Market and Wealth Services	Investment and Wealth Management

Asset Servicing	Wealth Solutions	Investment Management

Issuer Services	Payments and Trade	Wealth Management

Clearance and Collateral Management

Highlights of first quarter 2026 results

We reported net income applicable to common shareholders of $1.56 billion, or $2.24 per diluted common share, in the first quarter of 2026, including the impact of notable items. Notable items in the first quarter of 2026 include severance expense, litigation reserves and a reduction in the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1.57 billion (Non-GAAP), or $2.25 (Non-GAAP) per diluted common share, in the first quarter of 2026. Net income applicable to common shareholders was $1.15 billion, or $1.58 per diluted common share, in the first quarter of 2025, including the impact of notable items. Notable items in the first quarter of 2025 include a disposal gain, severance expense, litigation reserves and an increase in the FDIC special assessment. Excluding notable items, net income applicable to common shareholders was $1.15 billion (Non-GAAP), or $1.58 (Non-GAAP) per diluted common share, in the first quarter of 2025.

4 BNY

The highlights below are based on the first quarter of 2026 compared with the first quarter of 2025, unless otherwise noted.
•Total revenue increased 13%, primarily reflecting:
•Fee revenue increased 11%, primarily reflecting higher client activity and net new business, higher market values and foreign exchange revenue, and a favorable impact of a weaker U.S. dollar, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting investment-related gains, partially offset by net investment securities losses. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 18%, primarily reflecting the continued reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression. (See “Net interest income” on page 8.)
•The provision for credit losses was a benefit of $7 million, primarily driven by improvements in commercial real estate exposure, partially offset by changes in macroeconomic and other factors. (See “Allowance for credit losses” on page 25.)
•Noninterest expense increased 5%, reflecting higher investments and revenue-related expenses, an unfavorable impact of the weaker U.S. dollar and employee merit increases, partially offset by efficiency savings, lower severance expense and the net impact of adjustments for the FDIC special assessment. (See “Noninterest expense” on page 10.)
•Effective tax rate of 19.1% includes a tax benefit in the first quarter of 2026 from the annual vesting of stock awards. (See “Income taxes” on page 10.)
•Return on common shareholders’ equity (“ROE”) was 16.1% for the first quarter of 2026.
•Return on tangible common shareholders’ equity (“ROTCE”) was 29.3% (Non-GAAP) for the first quarter of 2026.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 39 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $59.4 trillion increased 12%, primarily reflecting net client inflows, higher market values and the favorable impact of the weaker U.S. dollar.
•AUM of $2.1 trillion increased 6%, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.0% at March 31, 2026 and 11.9% at Dec. 31, 2025. The decrease primarily reflects higher risk-weighted assets (“RWA”) driven by a single-day increase in overnight loan balances on the last day of the quarter, along with higher client activity in agency securities lending and foreign exchange. (See “Capital” beginning on page 31.)
•Our Tier 1 leverage ratio was 6.0% at March 31, 2026, a slight decrease compared with Dec. 31, 2025, reflecting higher average assets, largely offset by an increase in Tier 1 capital due to the issuance of preferred stock. (See “Capital” beginning on page 31.)
•Returned $1.4 billion to common shareholders, including $983 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue			%
(dollars in millions, unless otherwise noted)	1Q26	1Q25	change
Investment services fees	$2,652	$2,411	10%
Investment management and performance fees (a)	785	739	6
Foreign exchange revenue	232	156	49
Financing-related fees	62	60	3
Distribution and servicing fees	37	37	—
Total fee revenue	3,768	3,403	11
Investment and other revenue	271	230	N/M
Total fee and other revenue	$4,039	$3,633	11%

Fee revenue as a percentage of total revenue	70%	71%

AUC/A at period end (in trillions) (b)	$59.4	$53.1	12%
AUM at period end (in billions) (c)	$2,126	$2,008	6%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions (formerly Pershing) and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $2.1 trillion at March 31, 2026 and $1.9 trillion at March 31, 2025.
(c)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 11% compared with the first quarter of 2025, primarily reflecting higher investment services fees, foreign exchange revenue and investment management and performance fees.

Investment and other revenue increased $41 million compared with the first quarter of 2025, primarily reflecting investment-related gains, partially offset by net investment securities losses.

Investment services fees

Investment services fees increased 10% compared with the first quarter of 2025, primarily reflecting higher client activity and net new business, and higher market values.

AUC/A totaled $59.4 trillion at March 31, 2026, an increase of 12% compared with March 31, 2025, primarily reflecting net client inflows, higher market values and the favorable impact of the weaker U.S. dollar. AUC/A consisted of 38% equity securities and 62% fixed income securities at March 31, 2026, and 36% equity securities and 64% fixed income securities at March 31, 2025.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees increased 6% compared with the first quarter of 2025, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows. Performance fees were $1 million in the first quarter of 2026 and $5 million in the first quarter of 2025. On a constant currency basis, investment management and performance fees increased 4% (Non-GAAP) compared with the first quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 39 for the reconciliation of Non-GAAP measures.

AUM was $2.1 trillion at March 31, 2026, an increase of 6% compared with March 31, 2025, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

6 BNY

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 49% compared with the first quarter of 2025, primarily reflecting higher client volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 3% compared with the first quarter of 2025, primarily reflecting higher underwriting fees, partially offset by lower commitment fees.

Investment and other revenue

Investment and other revenue includes income or loss from consolidated investment management funds, seed capital gains or losses, other trading revenue or loss, renewable energy investments gains, income from corporate and bank-owned life insurance contracts, other investment gains or losses, gains or losses from disposals, expense reimbursements from our CIBC Mellon joint venture, other income or loss and net investment securities gains or losses. The income or loss from consolidated investment management funds should be considered together with the net income or loss attributable to noncontrolling interests, which reflects the portion of the consolidated funds for which we do not have an economic interest and is reflected below net income as a separate line item on the consolidated income statement. Other trading revenue or loss primarily includes the impact of market-risk hedging activity related to our seed capital investments in investment management funds, non-foreign currency derivative and fixed income trading, and other hedging activity. Other investment gains or losses includes fair value changes of non-readily marketable strategic equity, private equity and other investments. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY on behalf of the CIBC Mellon joint venture. Other income includes various miscellaneous revenues.

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	1Q26	1Q25
Income (loss) from consolidated investment management funds	$(6)	$6
Seed capital gains (losses) (a)	(3)	(6)
Other trading revenue	94	71
Renewable energy investments gains	44	15
Corporate/bank-owned life insurance	48	38
Other investments gains (losses) (b)	108	24
Disposal gains (losses)	—	40
Expense reimbursements from joint venture	32	31
Other income	4	11
Net investment securities gains (losses)	(50)	—
Total investment and other revenue	$271	$230
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the first quarter of 2025 primarily reflects investment-related gains, partially offset by net investment securities losses.

BNY 7

Net interest income

Net interest income			%
(dollars in millions)	1Q26	1Q25	change
Net interest income	$1,370	$1,159	18%
Add: Tax equivalent adjustment	—	—	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,370	$1,159	18%

Average interest-earning assets	$396,310	$354,687	12%

Net interest margin	1.38%	1.30%	8	bps
Net interest margin (FTE) – Non-GAAP (a)	1.38%	1.30%	8	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 18% compared with the first quarter of 2025, primarily reflecting the continued reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression.

Net interest margin increased 8 basis points compared with the first quarter of 2025, primarily reflecting the factors mentioned above.

Average interest-earning assets increased 12% compared with the first quarter of 2025, primarily reflecting higher average investment securities, interest-bearing deposits with the Federal Reserve and other central banks and loan balances.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the first quarter of 2026. Approximately 50% of the average non-U.S. dollar deposits in the first quarter of 2026 were euro-denominated.

8 BNY

Average balances and interest rates	Quarter ended
	March 31, 2026			March 31, 2025
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$97,886	$781	3.19%	$86,038	$826	3.84%
Interest-bearing deposits with banks	12,049	68	2.30	10,083	84	3.39
Federal funds sold and securities purchased under resale agreements (a)	42,848	2,567	24.29	41,166	2,922	28.79
Investment securities:
U.S. government obligations	34,521	299	3.50	26,614	230	3.49
U.S. government agency obligations	63,975	526	3.29	63,514	519	3.27
Other securities	55,405	473	3.45	51,403	462	3.62
Total investment securities	153,901	1,298	3.39	141,531	1,211	3.44
Trading securities (b)	8,568	90	4.26	6,199	81	5.29
Loans	81,058	1,020	5.09	69,670	999	5.80
Total interest-earning assets (b)	$396,310	$5,824	5.94%	$354,687	$6,123	6.97%
Noninterest-earning assets	65,618			61,157
Total assets	$461,928			$415,844

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$263,497	$1,554	2.39%	$234,394	$1,722	2.98%
Federal funds purchased and securities sold under repurchase agreements (a)	19,457	2,298	47.90	17,566	2,610	60.25
Trading liabilities	2,565	27	4.17	2,063	23	4.56
Payables to customers and broker-dealers	17,636	151	3.47	15,142	157	4.21
Commercial paper	1,945	19	3.97	1,279	14	4.51
Other borrowed funds	325	4	5.01	288	4	5.93
Long-term debt	32,542	401	4.93	31,216	434	5.57
Total interest-bearing liabilities	$337,967	$4,454	5.34%	$301,948	$4,964	6.66%
Total noninterest-bearing deposits	54,949			48,141
Other noninterest-bearing liabilities	24,116			23,808
Total liabilities	417,032			373,897
Total The Bank of New York Mellon Corporation shareholders’ equity	44,432			41,542
Noncontrolling interests	464			405
Total liabilities and equity	$461,928			$415,844
Net interest income (FTE) – Non-GAAP (b)(c)		$1,370			$1,159
Net interest margin (FTE) – Non-GAAP (b)(c)			1.38%			1.30%
Less: Tax equivalent adjustment		—			—
Net interest income – GAAP		$1,370			$1,159
Net interest margin – GAAP			1.38%			1.30%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $233 billion for the first quarter of 2026 and $224 billion for the first quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 3.78% for the first quarter of 2026 and 4.46% for the first quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 3.70% for the first quarter of 2026 and 4.37% for the first quarter of 2025. We believe providing rates excluding the impact of netting is useful to investors, as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 8 for the reconciliation of this Non-GAAP measure.

BNY 9

Noninterest expense

Noninterest expense			%
(dollars in millions)	1Q26	1Q25	change
Staff	$1,888	$1,834	3%
Software and equipment	556	513	8
Professional, legal and other purchased services	388	366	6
Sub-custodian and clearing	151	131	15
Net occupancy	123	136	(10)
Distribution and servicing	73	65	12
Business development	50	48	4
Bank assessment charges	24	38	N/M
Amortization of intangible assets	9	11	(18)
Other	138	110	25
Total noninterest expense	$3,400	$3,252	5%

Full-time employees at period-end	47,200	51,000	(7)%
N/M – Not meaningful.

Total noninterest expense increased 5% compared with the first quarter of 2025, reflecting higher investments and revenue-related expenses, an unfavorable impact of the weaker U.S. dollar and employee merit increases, partially offset by efficiency savings, lower severance expense and the net impact of adjustments for the FDIC special assessment.

Income taxes

BNY recorded an income tax provision of $386 million (19.1% effective tax rate) in the first quarter of 2026 and $300 million (19.7% effective tax rate) in the first quarter of 2025. The effective tax rate for both quarters includes a tax benefit from the annual vesting of stock awards.

For additional information on income taxes, see Note 11 and Note 25 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

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

Our business segments are consistent with the structure used by the Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes, and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when evaluating the performance of each business segment and in making decisions about allocating capital and other resources to each business segment.

For information on the accounting principles of our business segments, see Note 16 of the Notes to Consolidated Financial Statements. For information on the primary products and services in each line of business, the primary types of revenue by line of business and how our business segments are presented and analyzed, see Note 23 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. In the first quarter of
10 BNY

2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment. Prior period amounts were revised for comparability.

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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, in the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At March 31, 2026, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.05 to $0.08.

See Note 16 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
BNY 11

Securities Services business segment

(dollars in millions, unless otherwise noted)			%
	1Q26	1Q25	change
Revenue:
Investment services fees:
Asset Servicing (a)	$1,170	$1,050	11%
Issuer Services	278	267	4
Total investment services fees	1,448	1,317	10
Foreign exchange revenue	196	136	44
Other fees (b)	74	65	14
Total fee revenue	1,718	1,518	13
Investment and other revenue	203	140	N/M
Total fee and other revenue	1,921	1,658	16
Net interest income	757	630	20
Total revenue	2,678	2,288	17
Provision for credit losses	(11)	8	N/M
Noninterest expense (a)	1,648	1,569	5
Income before income taxes (a)	$1,041	$711	46%

Pre-tax operating margin (a)	39%	31%

Securities lending revenue (c)	$72	$52	38%

Total revenue by line of business:
Asset Servicing	$2,170	$1,774	22%
Issuer Services	508	514	(1)
Total revenue by line of business	$2,678	$2,288	17%

Selected average balances:
Average loans	$12,265	$11,347	8%
Average deposits (a)	$197,789	$175,853	12%

Selected metrics:
AUC/A at period end (in trillions) (a)(d)	$42.7	$37.9	13%
Market value of securities on loan at period end (in billions) (e)	$629	$504	25%

Issuer Services:
Total debt serviced at period end (in trillions)	$15.0	$13.9	8%
Number of Depositary Receipts programs at period end	1,632	1,576	4%
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment. Prior period amounts were revised for comparability.
(b)    Other fees primarily include financing-related fees.
(c)    Included in investment services fees reported in the Asset Servicing line of business.
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $2.1 trillion at March 31, 2026 and $1.9 trillion at March 31, 2025.
(e)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $73 billion at March 31, 2026 and $62 billion at March 31, 2025.
N/M – Not meaningful.

12 BNY

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers, with $42.7 trillion of AUC/A at March 31, 2026. For information on the drivers of the Securities Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody, fund administrator and front-to-back outsourcing service providers. We offer services for the safekeeping of assets in capital markets globally as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities, data and analytics solutions and digital asset custody and administration services for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $6.2 trillion in 35 markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $42.7 trillion increased 13% compared with March 31, 2025, primarily reflecting net client inflows, higher market values and the favorable impact of the weaker U.S. dollar.

Total revenue of $2.7 billion increased 17% compared with the first quarter of 2025. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $2.2 billion increased 22% compared with the first quarter of 2025, primarily reflecting higher net interest income, first quarter 2026 investment gains and higher client activity, foreign exchange revenue and market values.

Issuer Services revenue of $508 million decreased 1% compared with the first quarter of 2025, primarily reflecting a first quarter 2025 disposal gain, partially offset by higher Corporate Trust revenue.

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

Noninterest expense of $1.6 billion increased 5% compared with the first quarter of 2025, primarily reflecting higher investments and revenue-related expenses, the unfavorable impact of the weaker U.S. dollar and employee merit increases, partially offset by efficiency savings.

BNY 13

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)			%
	1Q26	1Q25	change
Revenue:
Investment services fees:
Wealth Solutions (a)	$544	$515	6%
Payments and Trade	220	209	5
Clearance and Collateral Management	430	362	19
Total investment services fees	1,194	1,086	10
Foreign exchange revenue	36	29	24
Other fees (b)	70	65	8
Total fee revenue	1,300	1,180	10
Investment and other revenue	21	21	N/M
Total fee and other revenue	1,321	1,201	10
Net interest income	571	497	15
Total revenue	1,892	1,698	11
Provision for credit losses	(6)	4	N/M
Noninterest expense (a)	937	881	6
Income before income taxes (a)	$961	$813	18%

Pre-tax operating margin (a)	51%	48%

Total revenue by line of business:
Wealth Solutions (a)	$783	$731	7%
Payments and Trade	545	477	14
Clearance and Collateral Management	564	490	15
Total revenue by line of business	$1,892	$1,698	11%

Selected average balances:
Average loans	$52,921	$42,986	23%
Average deposits (a)	$103,043	$91,906	12%

Selected metrics:
AUC/A at period end (in trillions) (a)(c)	$16.5	$14.9	11%

Wealth Solutions (formerly Pershing):
AUC/A at period end (in trillions) (a)	$3.3	$2.9	14%
Net new assets (U.S. platform) (in billions) (d)	$22	$11	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	352	298	18%
Average active clearing accounts (in thousands)	8,601	8,406	2%

Payments and Trade:
Average daily U.S. dollar payment volumes	257,960	244,673	5%

Clearance and Collateral Management:
Average collateral balances (in billions)	$7,783	$6,576	18%
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business. Prior period amounts were revised for comparability.
(b)    Other fees primarily include financing-related fees.
(c)    Consists of AUC/A from the Clearance and Collateral Management and Wealth Solutions (formerly Pershing) lines of business.
(d)    Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

14 BNY

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Wealth Solutions (formerly Pershing), Payments and Trade and Clearance and Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and Wealth Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Wealth Solutions (formerly Pershing) provides execution, clearing, custody and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

Our Payments and Trade business is a leading provider of global payments, liquidity management and trade finance services for financial institutions, corporations and the public sector.

Our Clearance and Collateral Management business clears and settles equity and fixed-income transactions globally and serves as custodian for tri-party repo collateral worldwide. We are the primary provider of U.S. government securities clearance and a provider of non-U.S. government securities clearance. Our collateral services include collateral management, administration and segregation. We offer innovative solutions and industry expertise that help financial institutions and institutional investors with their financing, risk and balance sheet opportunities.

Review of financial results

AUC/A of $16.5 trillion increased 11% compared with March 31, 2025, primarily reflecting net client inflows and higher market values.

Total revenue of $1.9 billion increased 11% compared with the first quarter of 2025. The drivers of total revenue by line of business are indicated below.

Wealth Solutions (formerly Pershing) revenue of $783 million increased 7% compared with the first quarter of 2025, primarily reflecting higher net interest income, market values and client activity.

Payments and Trade revenue of $545 million increased 14% compared with the first quarter of 2025, primarily reflecting higher net interest income and net new business.

Clearance and Collateral Management revenue of $564 million increased 15% compared with the first quarter of 2025, primarily reflecting higher collateral management balances and clearance volumes.

Noninterest expense of $937 million increased 6% compared with the first quarter of 2025, primarily reflecting higher investments, employee merit increases, higher revenue-related expenses and the unfavorable impact of the weaker U.S. dollar, partially offset by efficiency savings.
BNY 15

Investment and Wealth Management business segment

			%
(dollars in millions)	1Q26	1Q25	change
Revenue:
Investment management fees	$785	$735	7%
Performance fees	1	5	N/M
Investment management and performance fees (a)	786	740	6
Distribution and servicing fees	70	68	3
Other fees (b)	(83)	(75)	N/M
Total fee revenue	773	733	5
Investment and other revenue (c)	(1)	5	N/M
Total fee and other revenue	772	738	5
Net interest income	53	41	29
Total revenue	825	779	6
Provision for credit losses	9	2	N/M
Noninterest expense	726	714	2
Income before income taxes	$90	$63	43%

Pre-tax operating margin	11%	8%

Total revenue by line of business:
Investment Management	$550	$518	6%
Wealth Management	275	261	5
Total revenue by line of business	$825	$779	6%

Selected average balances:
Average loans	$14,233	$13,537	5%
Average deposits	$9,592	$9,917	(3)%
(a)    On a constant currency basis, investment management and performance fees increased 4% (Non-GAAP) compared with the first quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 39 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
N/M – Not meaningful.

16 BNY

AUM trends							1Q26 vs.
(dollars in billions)	1Q26	4Q25	3Q25		2Q25	1Q25	4Q25	1Q25
AUM by product type: (a)
Equity	$172	$179	$180		$168	$156	(4)%	10%
Fixed income	261	262	257		248	234	—	12
Index	497	517	512		488	470	(4)	6
Liability-driven investments	530	539	537		588	549	(2)	(3)
Multi-asset and alternative investments	181	186	181		173	167	(3)	8
Cash	485	495	475		441	432	(2)	12
Total AUM	$2,126	$2,178	$2,142		$2,106	$2,008	(2)%	6%

Changes in AUM: (a)
Beginning balance of AUM	$2,178	$2,142	$2,106		$2,008	$2,029
Net inflows (outflows):
Long-term strategies:
Equity	(4)	(4)	(8)		(3)	(3)
Fixed income	3	5	7		5	2
Liability-driven investments	1	(15)	(23)		—	1
Multi-asset and alternative investments	—	(1)	(1)		(4)	(2)
Total long-term active strategies inflows (outflows)	—	(15)	(25)		(2)	(2)
Index	(7)	(8)	(8)		(22)	(11)
Total long-term strategies (outflows)	(7)	(23)	(33)		(24)	(13)
Short-term strategies:
Cash	(10)	20	34		7	(5)
Total net inflows (outflows)	(17)	(3)	1		(17)	(18)
Net market impact	(23)	40	30		70	(25)
Net currency impact	(12)	(1)	(10)		45	22
Other	—	—	15	(b)	—	—
Ending balance of AUM	$2,126	$2,178	$2,142		$2,106	$2,008	(2)%	6%

Wealth Management client assets (c)	$339	$350	$348		$339	$327	(3)%	4%
(a)    Represents assets managed in the Investment and Wealth Management business segment.
(b)    Reflects a change in methodology beginning in the third quarter of 2025 to include assets under advisement.
(c)    Includes AUM and AUC/A in the Wealth Management line of business.

Business segment description

The Investment and Wealth Management business segment consists of Investment Management and Wealth Management lines of business. See pages 17 and 18 of our 2025 Annual Report for additional information on our Investment and Wealth Management business segment.

Our Investment Management business is a multi-asset portfolio solutions provider offering products and investments for institutional and retail clients globally. This includes a global distribution platform and seven specialized investment firms: BNY Investments Dreyfus, a liquidity solutions provider; BNY Investments Mellon, an index provider; Insight Investment, our fixed income franchise; BNY Investments Newton, an equity and multi-asset manager; Walter Scott, a specialized equity manager; and Brazilian equity manager ARX. BNY also owns a noncontrolling interest in Siguler Guff, a multi-strategy private equity investment firm. Each highly experienced investment team has its own proprietary investment process and approach.

Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. Wealth Management has more than 30 offices in the U.S. and internationally.

Review of financial results

AUM of $2.1 trillion as of March 31, 2026, increased 6% compared with March 31, 2025, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by cumulative net outflows.

Net long-term strategy outflows were $7 billion in the first quarter of 2026, driven by index and equity investments, partially offset by inflows of fixed income and liability-driven investments. Short-term strategy outflows were $10 billion in the first quarter
BNY 17

of 2026. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $825 million increased 6% compared with the first quarter of 2025. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $550 million increased 6% compared with the first quarter of 2025, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows.

Wealth Management revenue of $275 million increased 5% compared with the first quarter of 2025, primarily reflecting higher market values and net interest income, partially offset by changes in product mix.

Revenue generated in the Investment and Wealth Management business segment included 29% from non-U.S. sources in the first quarter of 2026, compared with 28% in the first quarter of 2025.

Noninterest expense of $726 million increased 2% compared with the first quarter of 2025, primarily reflecting the unfavorable impact of the weaker U.S. dollar, employee merit increases and higher investments, partially offset by efficiency savings.

Other segment

(in millions)	1Q26	1Q25
Fee revenue	$(23)	$(28)
Investment and other revenue	50	62
Total fee and other revenue	27	34
Net interest income (expense)	(11)	(9)
Total revenue	16	25
Provision for credit losses	1	4
Noninterest expense	89	88
(Loss) before income taxes	$(74)	$(67)

Average loans	$1,639	$1,800

See page 19 of our 2025 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $9 million compared with the first quarter of 2025, primarily driven by net investment securities losses, partially offset by higher renewable energy investment gains.

Noninterest expense increased $1 million compared with the first quarter of 2025.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report. Our critical accounting estimates are those related to the allowance for credit losses, goodwill and other intangibles and litigation and regulatory contingencies, as referenced below.

Critical accounting estimates	Reference
Allowance for credit losses	2025 Annual Report, pages 22-23, and “Allowance for credit losses.”
Goodwill and other intangibles	2025 Annual Report, pages 23-24. Also see below.
Litigation and regulatory contingencies	“Legal proceedings” in Note 15 of the Notes to Consolidated Financial Statements.

Goodwill and other intangibles

BNY’s business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. An interim goodwill impairment test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

In the first quarter of 2026, due to the results of the fourth quarter 2025 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying
18 BNY

value by approximately 6%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of March 31, 2026. The discount rate applied to these cash flows was 10%.

As of March 31, 2026, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by approximately 5%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

Determining the fair value of a reporting unit is subject to uncertainty, as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.

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

At March 31, 2026, total assets were $562 billion, compared with $472 billion at Dec. 31, 2025. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks and loans which were temporarily elevated reflecting a single-day increase as a result of delayed processing of certain payments. Deposits totaled $417 billion at March 31, 2026, compared with $332 billion at Dec. 31, 2025. The increase primarily reflects higher noninterest-bearing deposits. Total interest-bearing deposits as a percentage of total interest-earning assets were 59% at March 31, 2026 and 66% at Dec. 31, 2025.

At March 31, 2026, available funds totaled $234 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $176 billion at Dec. 31, 2025. Total available funds as a percentage of total assets were 42% at March 31, 2026 and 37% at Dec. 31, 2025. For additional information on our available funds, see “Liquidity and dividends.”

Investment securities were $156 billion, or 28% of total assets, at March 31, 2026, compared with $150 billion, or 32% of total assets, at Dec. 31, 2025. The increase primarily reflects higher agency residential mortgage-backed securities (“RMBS”) and U.S. Treasury securities, partially offset by unrealized pre-tax losses in the first three months of 2026 and lower non-U.S. government securities. For additional information on our investment securities portfolio, see “Investment securities” and Note 2 of the Notes to Consolidated Financial Statements.

Loans were $101 billion, or 18% of total assets, at March 31, 2026, compared with $81 billion, or 17% of total assets, at Dec. 31, 2025. The increase was primarily driven by higher loans in the financial institutions portfolio, overdrafts and margin loans. For additional information on our loan portfolio, see “Loans” and Note 3 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $33 billion at March 31, 2026 and $32 billion at Dec. 31, 2025. Issuances were partially offset by maturities and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $45 billion at March 31, 2026 and $44 billion at Dec. 31, 2025. For additional information, see “Capital.”
BNY 19

Country risk exposure

The following table presents BNY’s top 10 exposures by country (excluding the U.S.) as of March 31, 2026, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

The country risk exposure below reflects the Company’s risk to an immediate default of the counterparty or obligor based on the country of residence of the entity which incurs the liability. If there is credit risk mitigation, the country of residence of the entity providing the risk mitigation is the country of risk. The country of risk for investment securities is generally based on the domicile of the issuer of the security. The country risk exposure below does not reflect exposure that might arise from certain commitments and contingent liabilities set forth in Note 15 of the Notes to Consolidated Financial Statements.

Country risk exposure at March 31, 2026	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Investment securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$12.1	$0.6		$2.1	$7.0	$2.6	$24.4
Germany	16.7	0.4		0.7	3.7	0.2	21.7
Japan	6.3	0.6		0.1	0.5	0.3	7.8
Canada	—	1.1		0.3	4.1	2.0	7.5
Netherlands	1.3	—		0.5	3.2	0.3	5.3
Luxembourg	0.2	0.5		1.5	—	2.9	5.1
Belgium	1.4	1.9		0.1	1.3	0.1	4.8
South Korea	0.1	0.3		2.4	0.2	1.2	4.2
Ireland	0.1	0.2		0.9	—	2.6	3.8
Australia	—	1.4		0.4	1.0	0.6	3.4
Total Top 10 country exposure	$38.2	$7.0		$9.0	$21.0	$12.8	$88.0	(d)

Select country exposure:
Brazil	$—	$—		$1.1	$0.1	$0.4	$1.6
Russia	—	1.4	(e)	—	—	—	1.4
(a)    Lending includes loans, acceptances, issued letters of credit, net of participations, and lending-related commitments.
(b)    Investment securities include both the available-for-sale and held-to-maturity portfolios.
(c)    Other exposure includes over-the-counter (“OTC”) derivative and securities financing transactions, net of collateral.
(d)    The top 10 country exposure comprises approximately 65% of our total non-U.S. exposure.
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

Russian securities included in our AUC/A and AUM at March 31, 2026 continue to be insignificant as a percentage of the total AUC/A and AUM, respectively. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

20 BNY

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information can indicate the degree of credit risk to which we are exposed. Significant changes in ratings classifications could indicate increased credit risk for us and could be accompanied by an increase in the allowance for credit losses and/or a reduction in the fair value of our investment securities portfolio.

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio	Dec. 31, 2025	1Q26 change in unrealized gain (loss)	March 31, 2026		Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$45,383	$(232)	$51,648	$49,103	95%	$(2,545)		23%	100%	—%	—%	—%	—%
U.S. Treasury	33,386	(142)	35,990	35,783	99	(207)		38	100	—	—	—	—
Non-U.S. government (d)	34,224	(237)	33,695	33,435	99	(260)		24	84	16	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	9,600	5	9,603	9,380	98	(223)		45	100	—	—	—	—
Foreign covered bonds (e)	8,806	(36)	8,761	8,707	99	(54)		38	100	—	—	—	—
Collateralized loan obligations	7,958	(12)	8,349	8,337	100	(12)		100	100	—	—	—	—
U.S. government agencies	4,029	(7)	4,176	4,003	96	(173)		27	100	—	—	—	—
Non-agency commercial MBS	2,196	(2)	2,180	2,094	96	(86)		45	100	—	—	—	—
Non-agency RMBS	1,515	(2)	1,645	1,529	93	(116)		48	100	—	—	—	—
Other asset-backed securities	376	1	367	347	95	(20)		21	100	—	—	—	—
Other debt securities	10	1	11	11	100	—		—	—	—	—	—	100
Total investment securities	$147,483	$(663)	$156,425	$152,729	98%	$(3,696)	(f)	34%	96%	4%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $1,099 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, Germany, France, the Netherlands and Canada.
(e)    Primarily consists of exposure to Canada, the UK, Australia, Germany, the Netherlands and Singapore.
(f)    At March 31, 2026, includes a pre-tax net unrealized loss of $810 million related to available-for-sale securities, net of hedges, and $2,886 million related to held-to-maturity securities. The after-tax unrealized loss, net of hedges, related to available-for-sale securities was $610 million and the after-tax unrealized loss related to held-to-maturity securities was $2,201 million.

The fair value of our investment securities portfolio was $152.7 billion at March 31, 2026, compared with $147.5 billion at Dec. 31, 2025. The increase primarily reflects higher agency RMBS and U.S. Treasury securities, partially offset by unrealized pre-tax losses in the first three months of 2026 and lower non-U.S. government securities.

At March 31, 2026, the investment securities portfolio had a net unrealized loss, including the impact of related hedges, of $3.7 billion, compared with $3.0 billion at Dec. 31, 2025. The increase in the unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates.

The fair value of the available-for-sale securities totaled $106.8 billion at March 31, 2026, or 70% of the investment securities portfolio. The fair value of the held-to-maturity securities totaled $45.9 billion at
March 31, 2026, or 30% of the investment securities portfolio.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $610 million at March 31, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

At March 31, 2026, 96% of the investment securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2025.

See Note 2 of the Notes to Consolidated Financial Statements for the pre-tax net investment securities gains (losses) by security type. See Note 12 of the Notes to Consolidated Financial Statements for investment securities by level in the fair value hierarchy.
BNY 21

The following table presents the net premium (discount) and net amortization (accretion) related to the investment securities portfolio.

Net premium (discount) and net amortization (accretion) related to the investment securities portfolio (a)
(in millions)	1Q26	1Q25
Net purchase premium (discount) that is amortizable (accretable)	$(2,834)	$(1,285)
Net amortization (accretion) (b)	$(78)	$(24)
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income and is recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, net (accretion) was $(125) million in the first quarter of 2026 and $(82) million in the first quarter of 2025.

Loans

Total exposure – consolidated	March 31, 2026			Dec. 31, 2025
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions (a)	$25.5	$28.4	$53.9	$13.3	$30.3	$43.6
Commercial	1.4	13.2	14.6	1.7	12.9	14.6
Wealth management loans	9.6	0.7	10.3	9.5	0.8	10.3
Wealth management mortgages	8.8	0.2	9.0	8.6	0.2	8.8
Commercial real estate	6.8	3.3	10.1	6.7	3.2	9.9
Other residential mortgages	1.4	—	1.4	1.8	—	1.8
Overdrafts (a)	8.6	—	8.6	2.8	—	2.8
Capital call financing	5.5	3.3	8.8	5.3	3.5	8.8
Other	4.6	—	4.6	4.6	—	4.6
Margin loans	29.1	0.3	29.4	26.3	0.3	26.6
Total	$101.3	$49.4	$150.7	$80.6	$51.2	$131.8
(a)    The balances at March 31, 2026 were temporarily elevated reflecting a single-day increase in overnight loans as a result of delayed processing of certain payments.

At March 31, 2026, our total lending-related exposure was $150.7 billion, an increase of 14%, compared with Dec. 31, 2025, primarily reflecting higher exposure in the financial institutions portfolio, overdrafts and margin loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 45% of our total exposure at March 31, 2026 and 44% at Dec. 31, 2025. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	March 31, 2026					Dec. 31, 2025
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$14.5	$13.0	$27.5	99%	99%	$3.5	$15.1	$18.6
Asset managers	2.2	8.0	10.2	98	69	1.8	7.6	9.4
Banks	8.1	1.6	9.7	86	92	7.7	1.6	9.3
Insurance	—	4.2	4.2	100	8	—	4.5	4.5
Government	—	0.6	0.6	100	25	—	0.6	0.6
Other	0.7	1.0	1.7	100	21	0.3	0.9	1.2
Total	$25.5	$28.4	$53.9	97%	82%	$13.3	$30.3	$43.6

22 BNY

The financial institutions portfolio exposure was $53.9 billion at March 31, 2026, an increase of 24% compared with Dec. 31, 2025, primarily reflecting higher exposure in the securities industry portfolio.

Financial institution exposures are high-quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2026. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 82% of the exposures at March 31, 2026 expiring within one year. At March 31, 2026, 40% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2025.

In addition, 70% of the financial institutions exposure was secured at March 31, 2026. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At March 31, 2026, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $9.3 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 17% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 92% due in less than one year. The investment grade percentage of our banks exposure was 86% at March 31, 2026, compared with 83% at Dec. 31, 2025. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2026. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	March 31, 2026					Dec. 31, 2025
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.5	$4.3	$4.8	100%	28%	$0.7	$4.0	$4.7
Services and other	0.8	3.7	4.5	97	28	0.8	4.0	4.8
Energy and utilities	0.1	4.4	4.5	93	11	0.2	4.1	4.3
Media and telecom	—	0.8	0.8	89	27	—	0.8	0.8
Total	$1.4	$13.2	$14.6	96%	23%	$1.7	$12.9	$14.6

The commercial portfolio exposure was $14.6 billion at March 31, 2026, unchanged compared with Dec. 31, 2025, reflecting higher exposure in the energy and utilities and manufacturing portfolios, offset by lower exposure in the services and other portfolio.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services.
The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	March 31, 2025
Financial institutions	97%	96%	96%	96%	96%
Commercial	96%	97%	96%	95%	96%
BNY 23

Wealth management loans

Our wealth management loan exposure was $10.3 billion at March 31, 2026, unchanged compared with Dec. 31, 2025. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $9.0 billion at March 31, 2026, compared with $8.8 billion at Dec. 31, 2025. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Less than 1% of the mortgages were past due at March 31, 2026.

At March 31, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	March 31, 2026		Dec. 31, 2025
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.6	89%	$4.2	87%
Office	2.2	72	2.4	74
Retail	0.8	53	0.8	55
Mixed use	0.8	28	0.8	28
Healthcare	0.7	40	0.6	35
Hotels	0.6	38	0.6	38
Other	0.4	62	0.5	63
Total commercial real estate	$10.1	70%	$9.9	69%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at March 31, 2026 and $9.9 billion at Dec. 31, 2025. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.
At March 31, 2026, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.

At March 31, 2026, our commercial real estate portfolio consisted of the following concentrations: New York metro – 34%; REITs and real estate operating companies – 30%; and other – 36%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.4 billion at March 31, 2026, compared with $1.8 billion at Dec. 31, 2025.

24 BNY

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

Margin loans

Margin loan exposure of $29.4 billion at March 31, 2026, compared with $26.6 billion at Dec. 31, 2025 was collateralized with marketable securities. Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $14 billion at March 31, 2026 and $12 billion at Dec. 31, 2025, related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table presents the changes in our allowance for credit losses.

Allowance for credit losses activity	March 31, 2026	Dec. 31, 2025
(dollars in millions)
Beginning balance of allowance for credit losses	$344	$368
Provision for credit losses	(7)	(26)
Net (charge-offs) recoveries:
Loans:
Commercial real estate	11	1
Other residential mortgages	—	1
Other financial instruments	(1)	—
Net (charge-offs) recoveries	10	2
Ending balance of allowance for credit losses	$347	$344

Allowance for loan losses	$237	$245
Allowance for lending-related commitments	85	74
Allowance for other financial instruments (a)	25	25
Total allowance for credit losses	$347	$344

Total loans, at period end	$101,261	$80,615

Allowance for loan losses as a percentage of total loans	0.23%	0.30%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.32%	0.40%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $7 million in the first quarter of 2026, primarily driven by improvements in commercial real estate exposure, partially offset by changes in the macroeconomic and other factors.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2025 Annual Report, we have allocated our
BNY 25

allowance for loans and lending-related commitments as presented below.

Allocation of allowance for loan losses and lending-related commitments (a)
	March 31, 2026		Dec. 31, 2025
(dollars in millions)	$	%	$	%
Commercial real estate	$248	78%	$262	82%
Financial institutions	32	10	25	8
Commercial	12	4	10	3
Capital call financing	10	3	8	2
Wealth management mortgages	8	2	7	2
Wealth management loans	8	2	5	2
Other residential mortgages	4	1	2	1
Total	$322	100%	$319	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at March 31, 2026 and Dec. 31, 2025. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $43 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $74 million. Our multi-scenario-based macroeconomic forecast used in determining the March 31, 2026 allowance for credit losses consisted of three scenarios. The baseline scenario reflects positive, but declining gross domestic product (“GDP”) growth through 2026 before moderating, and largely stable unemployment and commercial real estate prices through the end of 2026. The upside scenario reflects higher GDP growth through mid-2026 before declining for the remainder of 2026, declining unemployment through 2026 and slightly increasing commercial real estate prices through 2026 compared with the baseline. The downside scenario contemplates negative GDP growth and rapidly increasing unemployment through 2026, and sharply lower commercial real estate prices through 2026 compared with the baseline. At March 31, 2026, we placed the largest and equal weighting on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at March 31, 2026, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $101 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2026	Dec. 31, 2025
(dollars in millions)
Nonperforming loans:
Commercial real estate	$32	$106
Other residential mortgages	18	17
Wealth management mortgages	16	17
Total nonperforming loans	66	140
Other assets owned	3	3
Total nonperforming assets	$69	$143
Nonperforming assets ratio	0.07%	0.18%
Allowance for loan losses/nonperforming loans	359.1	175.0
Allowance for loan losses/nonperforming assets	343.5	171.3
Allowance for loan losses and lending-related commitments/nonperforming loans	487.9	227.9
Allowance for loan losses and lending-related commitments/nonperforming assets	466.7	223.1

Deposits

Total deposits were $417.1 billion at March 31, 2026, an increase of 26%, compared with $331.9 billion at Dec. 31, 2025. Total deposits increased reflecting higher noninterest-bearing deposits, as well as the temporary single-day increase as a result of delayed processing of certain payments.

Noninterest-bearing deposits were $127.7 billion at March 31, 2026, compared with $60.0 billion at Dec. 31, 2025. Interest-bearing deposits were primarily
26 BNY

demand deposits and totaled $289.4 billion at March 31, 2026, compared with $271.9 billion at Dec. 31, 2025.

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

Federal funds purchased and securities sold under repurchase agreements include repurchase agreement activity with the Fixed Income Clearing Corporation (“FICC”), where we record interest expense on a gross basis, but the ending and average balances reflect the impact of offsetting under enforceable netting agreements. This activity primarily relates to government securities collateralized resale and repurchase agreements executed with clients that are novated to, and settle with, the FICC.

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

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Securities Services businesses, borrowings under lines of credit by our Pershing subsidiaries and borrowings from the
Federal Home Loan Bank. Overdrafts typically relate to timing differences for settlements.

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

Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also can affect BNY’s liquidity risk profile and are considered in our liquidity risk framework. For additional information, see “Risk Management – Liquidity Risk” in our 2025 Annual Report.

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

BNY 27

The following table presents our total available funds at period end and on an average basis.

Available funds	March 31, 2026	Dec. 31, 2025	Average
(dollars in millions)			1Q26	1Q25
Cash and due from banks	$6,390	$5,111	$5,826	$4,722
Interest-bearing deposits with the Federal Reserve and other central banks	170,202	116,009	97,886	86,038
Interest-bearing deposits with banks	13,544	10,397	12,049	10,083
Federal funds sold and securities purchased under resale agreements	43,660	44,892	42,848	41,166
Total available funds	$233,796	$176,409	$158,609	$142,009
Total available funds as a percentage of total assets	42%	37%	34%	34%

Total available funds were $233.8 billion at March 31, 2026, compared with $176.4 billion at Dec. 31, 2025. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $24.3 billion for the first three months of 2026, compared with $21.2 billion for the first three months of 2025. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements and commercial paper.

Average interest-bearing domestic deposits were $161.7 billion for the first three months of 2026, compared with $141.7 billion for the first three months of 2025. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $101.8 billion for the first three months of 2026, compared with $92.7 billion for the first three months of 2025. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $17.6 billion for the first three months of 2026 and $15.1 billion for the first three months of 2025. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $32.5 billion for the first three months of 2026 and $31.2 billion for the first three months of 2025.

Average noninterest-bearing deposits increased to $54.9 billion for the first three months of 2026 from $48.1 billion for the first three months of 2025, primarily reflecting client activity.

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

28 BNY

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at March 31, 2026	Moody’s		S&P	Fitch		Morningstar DBRS

Parent:
Long-term senior debt	Aa3		A	AA-		AA
Subordinated debt	A2		A-	A		AA (low)
Preferred stock	Baa1		BBB	BBB+		A
Outlook – Parent	Stable		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA		AA (high)
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)
Commercial paper	P-1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA	(a)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)

Outlook – Banks	Stable		Stable	Stable		Stable
(a)    Represents senior debt issuer default rating.
NR – Not rated.

Long-term debt totaled $32.6 billion at March 31, 2026 and $31.9 billion at Dec. 31, 2025. Issuances totaling $1.6 billion were partially offset by maturities of $700 million and a decrease in the fair value of hedged long-term debt. Long-term debt of $2.0 billion will mature in the remainder of 2026.

In April 2026, the Parent issued $750 million of fixed-to-floating rate callable senior notes maturing in 2032 with an annual fixed rate interest rate of 4.540% from issuance to, but excluding, April 23, 2031, and then an annual interest rate of the compounded secured overnight financing rate (“SOFR”) plus 89.5 basis points. The Parent also issued $750 million of fixed-to-floating rate callable senior notes maturing in 2037 with an annual fixed rate interest rate of 5.085% from issuance to, but excluding, April 23, 2036, and then an annual interest rate of the compounded SOFR plus 117.7 basis points.

Also in April 2026, The Bank of New York Mellon redeemed $750 million of fixed-to-floating rate callable senior bank notes due April 20, 2027 with an annual fixed rate interest rate of 4.587% and $500 million of floating rate callable senior bank notes due April 20, 2027 with an annual interest rate of SOFR plus 71 basis points, and the Parent redeemed $1.5 billion of fixed-to-floating rate callable senior notes due April 26, 2027 with an annual fixed rate interest rate of 4.947%.

In March 2026, the Parent issued Series M Noncumulative Perpetual Preferred Stock. See “Capital” and Note 10 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At both March 31, 2026 and Dec. 31, 2025, $2.5 billion of notes were outstanding. At March 31, 2026 and Dec. 31, 2025, $4.1 billion and $4.9 billion, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. There was $1.0 billion and $2.0 billion of commercial paper outstanding at March 31, 2026 and Dec. 31, 2025, respectively. The average commercial paper outstanding was $1.9 billion for the first three months of 2026 and $1.3 billion for the first three months of 2025.

BNY 29

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements, both in our 2025 Annual Report. At March 31, 2026, nonbank subsidiaries of the Parent had liquid assets of approximately $4.4 billion.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the first quarter of 2026. Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million, and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $100 million. Both of these lines are guaranteed by the Parent. Average borrowings across these lines were less than $1 million in the first quarter of 2026.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 70% of total revenue in the first quarter of 2026, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 116.3% at March 31, 2026 and 118.6% at Dec. 31, 2025, and within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In February 2026, a quarterly dividend of $0.53 per common share was paid to common shareholders.
Our common stock dividend payout ratio was 24% for the first quarter of 2026.

In the first quarter of 2026, we repurchased 8.3 million common shares at an average price of $119.06 per common share, for a total cost of $983 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	March 31, 2026	Dec. 31, 2025
(dollars in billions)
Cash (a)	$169	$115
Securities (b)	115	113
Total consolidated HQLA (c)	$284	$228

Total consolidated HQLA – average (c)	$212	$209
Average consolidated LCR	111%	112%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $223 billion at March 31, 2026 and $165 billion at Dec. 31, 2025, and averaged $150 billion for the first quarter of 2026 and $147 billion for the fourth quarter of 2025.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the first quarter of 2026.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 131% for the first quarter of 2026 and 130% for the fourth quarter of 2025.

30 BNY

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the first quarter of 2026.

Statement of cash flows

The following summarizes the activity reflected on the consolidated statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that, in addition to the traditional cash flow analysis, the discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

Net cash used for operating activities was $3.0 billion in the three months ended March 31, 2026, compared with net cash provided by operating activities of $412 million in the three months ended March 31, 2025. In the three months ended March 31, 2026, cash flows used for operating activities primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings.
In the three months ended March 31, 2025, cash flows provided by operating activities primarily resulted from changes in trading assets and liabilities and earnings, partially offset by changes in accruals and other, net.

Net cash used for investing activities was $83.7 billion in the three months ended March 31, 2026, compared with $18.8 billion in the three months ended March 31, 2025. In the three months ended March 31, 2026, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, loans and investment securities. In the three months ended March 31, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks and investment securities.

Net cash provided by financing activities was $88.3 billion in the three months ended March 31, 2026, compared with $21.1 billion in the three months ended March 31, 2025. In the three months ended March 31, 2026, and the three months ended March 31, 2025, net cash provided by financing activities primarily resulted from changes in deposits.

Capital

Capital data	March 31, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	8.0%	9.4%
BNY common shareholders’ equity to total assets ratio	7.0%	8.4%
Total BNY shareholders’ equity	$44,783	$44,313
Total BNY common shareholders’ equity	$39,452	$39,477
BNY tangible common shareholders’ equity – Non-GAAP (a)	$21,795	$21,777
Book value per common share	$57.48	$57.36
Tangible book value per common share – Non-GAAP (a)	$31.75	$31.64
Closing stock price per common share	$118.63	$116.09
Market capitalization	$81,425	$79,897
Common shares outstanding	686,379	688,236

Quarterly:
Cash dividends per common share	$0.53	$0.53
Common dividend payout ratio	24%	26%
Common dividend yield (annualized)	1.8%	1.8%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 39 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $44.8 billion at March 31, 2026 and $44.3 billion at Dec. 31, 2025. The increase primarily reflects capital generated through earnings and the net increase in preferred stock, partially offset by capital returned through common stock repurchases and dividends and a net decrease in accumulated other comprehensive income.

BNY 31

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $610 million at March 31, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

In March 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series M Noncumulative Perpetual Preferred Stock. Holders of the Series M preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2026. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. At March 31, 2026, the maximum amount yet to be purchased under this authorization was $814 million. In April 2026, we announced a new share repurchase authorization providing for the repurchase of $10.0 billion of common shares in addition to any remaining capacity under the existing April 2024 authorization. In the first three months of 2026, we repurchased 8.3 million common shares at an average price of $119.06 per common share for a total cost of $983 million.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of March 31, 2026 and Dec. 31, 2025, BNY and our U.S. bank subsidiaries were “well capitalized.”

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in “Supervision and Regulation – Regulated Entities of BNY and Ancillary Regulatory Requirements” and “Risk Factors – Capital and Liquidity Risk – Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules more generally, could result in limitations on our activities and adversely affect our business and financial condition,” both of which are in our 2025 Annual Report.

The U.S. banking agencies’ capital rules are based on the framework adopted by the Basel Committee on Banking Supervision (“BCBS”), as amended from time to time. For additional information on these capital requirements, see “Supervision and Regulation” in our 2025 Annual Report.
32 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2026					Dec. 31, 2025
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.7%	13.0%
Tier 1 capital ratio	6%		10		15.9	16.0
Total capital ratio	10		12		16.6	16.7
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.0%	11.9%
Tier 1 capital ratio	6%		10		13.8	14.6
Total capital ratio	10		12		14.6	15.4
Tier 1 leverage ratio	N/A	(c)	4		6.0	6.0
SLR (d)	N/A	(c)	5		6.6	6.7

The Bank of New York Mellon regulatory capital ratios: (b)(e)
CET1 ratio	6.5%		7%		14.4%	16.3%
Tier 1 capital ratio	8		8.5		14.4	16.3
Total capital ratio	10		10.5		14.6	16.6
Tier 1 leverage ratio	5		4		6.1	6.5
SLR (d)	6		3		7.2	7.7
(a)    Minimum requirements for March 31, 2026 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
(e)    The Bank of New York Mellon’s effective capital ratios under the U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches, which for the periods presented was the Standardized Approach.
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.0% at March 31, 2026 and 11.9% at Dec. 31, 2025. The decrease primarily reflects higher RWAs driven by a single-day increase in overnight loan balances on the last day of the quarter, along with higher client activity in agency securities lending and foreign exchange.

The Tier 1 leverage ratio was 6.0% at March 31, 2026 and 6.0% at Dec. 31, 2025. The slight decrease reflects higher average assets, largely offset by the increase in Tier 1 capital due to the issuance of preferred stock.

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
BNY 33

relate to businesses in which we operate, and as a result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs, the average assets used for leverage capital purposes and leverage exposure used for SLR purposes.

Capital components and risk-weighted assets
	March 31, 2026	Dec. 31, 2025
(in millions)
CET1:
Common shareholders’ equity	$39,452	$39,477
Adjustments for:
Goodwill and intangible assets (a)	(17,657)	(17,700)
Net pension fund assets	(381)	(375)
Embedded goodwill	(254)	(258)
Deferred tax assets	(53)	(54)
Other	1	(4)
Total CET1	21,108	21,086
Other Tier 1 capital:
Preferred stock	5,331	4,836
Other	(4)	(13)
Total Tier 1 capital	$26,435	$25,909
Tier 2 capital:
Subordinated debt	$1,148	$1,148
Allowance for credit losses	347	344
Other	(3)	(11)
Total Tier 2 capital – Standardized Approach	1,492	1,481
Less: Allowance for credit losses	347	344
Total Tier 2 capital – Advanced Approaches	$1,145	$1,137
Total capital:
Standardized Approach	$27,927	$27,390
Advanced Approaches	$27,580	$27,046

Risk-weighted assets:
Standardized Approach	$191,849	$177,677
Advanced Approaches:
Credit Risk	$96,549	$91,942
Market Risk	3,869	4,201
Operational Risk	66,050	66,275
Total Advanced Approaches	$166,468	$162,418

Average assets for Tier 1 leverage ratio	$443,556	$432,803
Total leverage exposure for SLR	$402,251	$388,529
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	1Q26
(in millions)
CET1 – Beginning of period	$21,086
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,562
Goodwill and intangible assets, net of related deferred tax liabilities	43
Gross CET1 generated	1,605
Capital returned:
Common stock repurchases	(983)
Common stock dividends (a)	(376)
Total capital returned	(1,359)
Other comprehensive gain (loss):
Unrealized gain (loss) on assets available-for-sale	(369)
Foreign currency translation	(87)
Unrealized gain (loss) on cash flow hedges	(19)
Defined benefit plans	14
Total other comprehensive gain (loss)	(461)
Additional paid-in capital (b)	235
Other additions (deductions):
Net pension fund assets	(6)
Embedded goodwill	4
Deferred tax assets	1
Other	3
Total other additions	2
Net CET1 generated	22
CET1 – End of period	$21,108
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at March 31, 2026 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at March 31, 2026
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	5	bps	6	bps
Advanced Approaches	6		8

Tier 1 capital:
Standardized Approach	5		7
Advanced Approaches	6		10

Total capital:
Standardized Approach	5		8
Advanced Approaches	6		10

Tier 1 leverage	2		1

SLR	2		2
34 BNY

Stress capital buffer

In August 2025, the Federal Reserve announced that BNY’s SCB requirement would remain at 2.5%, equal to the regulatory floor, effective on Oct. 1, 2025, under the current capital plan rule. In February 2026, the Federal Reserve indicated that BNY’s SCB requirement of 2.5% would be effective through Sept. 30, 2027. See “Supervision and Regulation” in our 2025 Annual Report for additional information.

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

External TLAC consists of the Parent’s Tier 1 capital and eligible unsecured LTD issued by it that has a remaining term to maturity of at least one year and satisfies certain other conditions. Eligible LTD consists of the unpaid principal balance of eligible unsecured debt securities, subject to haircuts for amounts due to be paid within two years, that satisfy certain other conditions. Debt issued prior to Dec. 31, 2016, has been permanently grandfathered to the extent these instruments otherwise would be ineligible only due to containing impermissible acceleration rights or being governed by foreign law.

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	March 31, 2026
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	28.2%
As a percentage of total leverage exposure	7.5%	9.5%	13.4%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	13.3%
As a percentage of total leverage exposure	4.5%	N/A	6.4%
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

BNY 35

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

See Note 14 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	1Q26			March 31, 2026
(in millions)	Average	Minimum	Maximum
Interest rate	$18.6	$14.2	$24.7	$23.1
Foreign exchange	20.2	16.1	25.4	23.8
Equity	0.1	—	0.5	0.2
Credit	0.8	0.5	1.5	1.2
Diversification	(37.8)	N/M	N/M	(45.2)
Overall portfolio	1.9	1.0	4.2	3.1

VaR (a)	1Q25			March 31, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$2.6	$2.1	$3.3	$2.6
Foreign exchange	2.5	1.7	3.3	2.9
Equity	0.2	—	0.5	0.3
Credit	1.4	1.0	1.8	1.3
Diversification	(5.0)	N/M	N/M	(4.8)
Overall portfolio	1.7	1.3	2.4	2.3
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

During the first quarter of 2026, interest rate risk generated 47% of average gross VaR, foreign exchange risk generated 51% of average gross VaR, credit risk generated 2% of average gross VaR and equity risk generated less than 1% of average gross VaR. During the first quarter of 2026, our daily trading loss exceeded our calculated VaR amount of the overall portfolio on one occasion.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The shift in the number of trading days when trading revenue was between $2.5 and $5.0 million and more than $5 million increased compared with the fourth quarter of 2025 primarily due to higher foreign exchange volumes and higher client activity in our fixed income and equity trading business.
36 BNY

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025	March 31, 2025
Revenue range:	Number of days
Less than $(2.5)	—	—	—	1	1
$(2.5) – $0	1	—	2	2	4
$0 – $2.5	6	16	15	10	16
$2.5 – $5.0	22	32	31	28	17
More than $5.0	32	16	16	22	23
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $16.5 billion at March 31, 2026 and $14.3 billion at Dec. 31, 2025.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $4.7 billion at March 31, 2026 and $6.1 billion at Dec. 31, 2025.

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

At March 31, 2026, our OTC derivative assets, including those in hedging relationships, of $3.6 billion included a credit valuation adjustment (“CVA”) deduction of $7 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.4 billion included a debit valuation adjustment (“DVA”) of $7 million related to our own credit spread. Net of hedges, the CVA increased by less than $1 million and the DVA increased by less than $1 million in the first quarter of 2026, which increased investment and other revenue – other trading revenue by $1 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by $1 million in the first quarter of 2025.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	March 31, 2026		Dec. 31, 2025
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$3,143	97%	$1,078	95%
Non-investment grade	90	3%	62	5%
Total	$3,233	100%	$1,140	100%

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
BNY 37

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	March 31, 2026	Dec. 31, 2025	March 31, 2025
Up 200 bps rate shock vs. baseline	$7	$(19)	$26
Up 100 bps rate shock vs. baseline	46	30	58
Long-term up 100 bps, short-term unchanged	107	116	104
Short-term up 100 bps, long-term unchanged	(61)	(86)	(46)
Long-term down 100 bps, short-term unchanged	(115)	(126)	(113)
Short-term down 100 bps, long-term unchanged	(13)	(5)	(31)
Down 100 bps rate shock vs. baseline	(128)	(131)	(144)
Down 200 bps rate shock vs. baseline	(333)	(372)	(372)

At March 31, 2026, the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income were relatively unchanged compared with Dec. 31, 2025, reflecting balanced interest rate positioning.

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

For a discussion of factors impacting the growth or contraction of deposits, see “Risk Factors – Capital and Liquidity Risk – Our business, financial condition and results of operations could be adversely affected if we do not effectively manage our liquidity” in our 2025 Annual Report.
38 BNY

Supplemental information – Explanation of GAAP and Non-GAAP financial measures

BNY has included in this Form 10-Q certain Non-GAAP financial measures on a tangible basis as a supplement to GAAP information, which exclude goodwill and intangible assets, net of deferred tax liabilities. We believe that the return on tangible common shareholders’ equity – Non-GAAP is additional useful information for investors because it presents a measure of those assets that can generate income, and the tangible book value per common share – Non-GAAP is additional useful information because it presents the level of tangible assets in relation to shares of common stock outstanding.

BNY has included revenue measures excluding notable items, including disposal gains. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment, are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Income before taxes, net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common shareholders’ equity, return on tangible common shareholders’ equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

Reconciliation of Non-GAAP measures, excluding notable items				%
(dollars in millions, except per share amounts)	1Q26		1Q25	change
Total revenue – GAAP	$5,409		$4,792	13%
Less: Disposal gains (losses) (a)	—		40
Adjusted total revenue – Non-GAAP	$5,409		$4,752	14%

Total noninterest expense – GAAP	$3,400		$3,252	5%
Less: Severance expense (b)	18		32
Litigation reserves (b)	3		2
FDIC special assessment (b)	(7)		6
Adjusted total noninterest expense – Non-GAAP	$3,386		$3,212	5%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,562		$1,149	36%
Less: Disposal gains (losses) (a)	—		32
Severance expense (b)	(14)		(25)
Litigation reserves (b)	(3)		(1)
FDIC special assessment (b)	6		(5)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,573		$1,148	37%

Diluted earnings per common share – GAAP	$2.24		$1.58	42%
Less: Disposal gains (losses) (a)	—		0.04
Severance expense (b)	(0.02)		(0.03)
Litigation reserves (b)	—		—
FDIC special assessment (b)	0.01		(0.01)
Total diluted earnings per common share impact of notable items	(0.02)	(c)	—
Adjusted diluted earnings per common share – Non-GAAP	$2.25	(c)	$1.58	42%
(a)    Reflected in investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.
(c)    Does not foot due to rounding.
BNY 39

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	1Q26	4Q25	1Q25
Income before taxes – GAAP	$2,016	$1,845	$1,522
Impact of notable items (a)	(14)	(51)	—
Adjusted income before taxes, excluding notable items – Non-GAAP	$2,030	$1,896	$1,522

Total revenue – GAAP	$5,409	$5,179	$4,792
Impact of notable items (a)	—	—	40
Adjusted total revenue, excluding notable items – Non-GAAP	$5,409	$5,179	$4,752

Pre-tax operating margin – GAAP (b)	37%	36%	32%
Adjusted pre-tax operating margin – Non-GAAP (b)	38%	37%	32%
(a)    See page 39 for details of notable items and line items impacted. Notable items in the fourth quarter of 2025 include severance expense, litigation reserves and an adjustment for the FDIC special assessment.
(b)    Income before taxes divided by total revenue.

The following table presents the reconciliation of the return on common shareholders’ equity and tangible common shareholders’ equity.

Return on common shareholders’ equity and tangible common shareholders’ equity reconciliation	1Q26	4Q25	1Q25
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,562	$1,427	$1,149
Add: Amortization of intangible assets	9	11	11
Less: Tax impact of amortization of intangible assets	2	3	3
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,569	1,435	1,157
Impact of notable items (a)	(11)	(43)	1
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,580	$1,478	$1,156

Average common shareholders’ equity	$39,448	$39,142	$36,980
Less: Average goodwill	16,774	16,777	16,615
Average intangible assets	2,819	2,827	2,849
Add: Deferred tax liability – tax deductible goodwill	1,226	1,227	1,226
Deferred tax liability – intangible assets	660	662	666
Average tangible common shareholders’ equity – Non-GAAP	$21,741	$21,427	$19,408

Return on common shareholders’ equity – GAAP (b)	16.1%	14.5%	12.6%
Adjusted return on common shareholders’ equity – Non-GAAP (b)	16.2%	14.9%	12.6%
Return on tangible common shareholders’ equity – Non-GAAP (b)	29.3%	26.6%	24.2%
Adjusted return on tangible common shareholders’ equity – Non-GAAP (b)	29.5%	27.4%	24.2%
(a)    See page 39 for details of notable items and line items impacted. Notable items in the fourth quarter of 2025 include severance expense, litigation reserves and an adjustment for the FDIC special assessment.
(b)    Returns are annualized.

40 BNY

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	March 31, 2026	Dec. 31, 2025	March 31, 2025
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$44,783	$44,313	$43,119
Less: Preferred stock	5,331	4,836	5,331
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	39,452	39,477	37,788
Less: Goodwill	16,734	16,767	16,661
Intangible assets	2,809	2,822	2,846
Add: Deferred tax liability – tax deductible goodwill	1,226	1,227	1,226
Deferred tax liability – intangible assets	660	662	666
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$21,795	$21,777	$20,173

Period-end common shares outstanding (in thousands)	686,379	688,236	715,434

Book value per common share – GAAP	$57.48	$57.36	$52.82
Tangible book value per common share – Non-GAAP	$31.75	$31.64	$28.20

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			%
(dollars in millions)	1Q26	1Q25	change
Investment management and performance fees – GAAP	$785	$739	6%
Impact of changes in foreign currency exchange rates	—	14
Adjusted investment management and performance fees – Non-GAAP	$785	$753	4%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			%
(dollars in millions)	1Q26	1Q25	change
Investment management and performance fees – GAAP	$786	$740	6%
Impact of changes in foreign currency exchange rates	—	14
Adjusted investment management and performance fees – Non-GAAP	$786	$754	4%

BNY 41

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of March 31, 2026.

Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

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

This ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027 with early adoption permitted. BNY is currently evaluating this guidance and the impact on the expense disclosures.

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and Regulation” in our 2025 Annual Report. The following discussion summarizes certain regulatory and other developments that may affect BNY.

Changes to the Capital Rule

On March 19, 2026, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the Office of the Comptroller of the Currency (the “OCC”) (collectively, the “Agencies”) issued proposed rules that would substantially revise the capital requirements applicable to large banking organizations and to banking organizations with significant trading activity, including BNY. The proposed rules would implement international capital standards most recently issued by the BCBS and would replace the Agencies’ July 2023 proposals. Separately, on March 19, 2026, the Federal Reserve proposed revisions to the capital surcharge calculation methodology applicable to G-SIBs, including BNY.

The primary structural change the proposed rules would implement is to streamline the risk-based capital requirements applicable to G-SIBs like BNY. Currently, these organizations are subject to two sets of risk-based capital ratio requirements, one based on the standardized approach, and one based on the advanced approaches, and are required to abide by the more restrictive requirements. Under the proposed rules, Category I and II banking organizations, including BNY, would instead be subject to a single set of risk-based capital requirements based on the Expanded Risk-Based Approach (“ERBA”). The Agencies stated ERBA would improve risk sensitivity relative to the current U.S. capital rules. The proposals would also apply operational risk-based capital requirements for banking organizations subject to ERBA. The proposed revisions to the G-SIB surcharge framework would, among other changes, increase its risk sensitivity and index certain inputs to nominal GDP growth. The proposals would also result in several other changes including more standardized operational-risk formula and revisions to
42 BNY

the treatment of securities finance transactions. BNY is evaluating the impact of these proposals.

Developments in Anti-Money Laundering and Countering The Financing of Terrorism Regulation

On April 7, 2026, the FDIC, National Credit Union Administration, and OCC issued a notice of proposed rulemaking to revise anti-money laundering (“AML”) and countering the financing of terrorism (“CFT”) program requirements. The proposed rule would require institutions to establish and maintain a risk-based set of internal policies, procedures, and controls to address AML and CFT concerns. The proposal also would require institutions to revise their AML and CFT controls as their risk profiles change, and to concentrate on higher-risk activities and deprioritize lower-risk activities. The proposal clarifies that banks may share any information with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to AML and CFT supervisory and enforcement actions. FinCEN issued a related rule on April 7, 2026, which also encourages prioritization of higher-risk activities. The proposals would require Federal banking regulators to consult with FinCEN prior to taking certain types of supervisory or enforcement actions related to AML/CFT. BNY is assessing the impact of the proposals.

Digital Asset Regulatory Developments

On Feb. 25, 2026, the OCC issued a notice of proposed rulemaking to implement provisions of the “Guiding and Establishing National Innovation for U.S. Stablecoins Act” or the “GENIUS Act”, which would establish requirements for OCC-licensed payment stablecoin issuers and provides for certain requirements related to, among other things, reserve assets, custody, redemption, capital, and risk management standards. On April 7, 2026, the FDIC issued a notice of proposed rulemaking to implement provisions of the GENIUS Act, which would establish requirements for FDIC-supervised permitted payment stablecoin issuers and insured depository institutions. BNY is assessing the impact of the proposals.

Website information

Our website is www.bny.com. We currently make available the following information under the Investor Relations portion of our website. With respect to filings with the Securities and Exchange Commission (the “SEC”), we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
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
BNY 43

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended
	March 31, 2026	March 31, 2025
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,652	$2,411
Investment management and performance fees	785	739
Foreign exchange revenue	232	156
Financing-related fees	62	60
Distribution and servicing fees	37	37
Total fee revenue	3,768	3,403
Investment and other revenue	271	230
Total fee and other revenue	4,039	3,633
Net interest income
Interest income	5,824	6,123
Interest expense	4,454	4,964
Net interest income	1,370	1,159
Total revenue	5,409	4,792
Provision for credit losses	(7)	18
Noninterest expense
Staff	1,888	1,834
Software and equipment	556	513
Professional, legal and other purchased services	388	366
Sub-custodian and clearing	151	131
Net occupancy	123	136
Distribution and servicing	73	65
Business development	50	48
Bank assessment charges	24	38
Amortization of intangible assets	9	11
Other	138	110
Total noninterest expense	3,400	3,252
Income
Income before income taxes	2,016	1,522
Provision for income taxes	386	300
Net income	1,630	1,222
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	2	(2)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,632	1,220
Preferred stock dividends	(70)	(71)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,562	$1,149

Average common shares and equivalents outstanding:
Basic	691,178	720,951
Common stock equivalents	6,986	6,447
Diluted	698,164	727,398

Anti-dilutive securities (a)	978	662

Earnings per share applicable to common shareholders:
Basic	$2.26	$1.59
Diluted	$2.24	$1.58
(a)    Represents restricted stock, restricted stock units and stock options outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
44 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
	March 31, 2026	March 31, 2025
(in millions)
Net income	$1,630	$1,222
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(88)	207
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(406)	333
Reclassification adjustment	37	—
Total unrealized gain (loss) on assets available-for-sale	(369)	333
Defined benefit plans:
Net gain (loss) arising during the period	2	(5)
Foreign exchange adjustment	1	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	11	6
Total defined benefit plans	14	1
Net unrealized gain (loss) on cash flow hedges	(19)	3
Total other comprehensive income (loss), net of tax (a)	(462)	544
Total comprehensive income	1,168	1,766
Net (income) loss attributable to noncontrolling interests	2	(2)
Other comprehensive (income) loss attributable to noncontrolling interests	1	(3)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,171	$1,761
(a)    Other comprehensive income attributable to The Bank of New York Mellon Corporation shareholders was $(461) million for the quarter ended March 31, 2026 and $541 million for the quarter ended March 31, 2025.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 45

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	March 31, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $20 and $19	$6,390	$5,111
Interest-bearing deposits with the Federal Reserve and other central banks	170,202	116,009
Interest-bearing deposits with banks, net of allowance for credit losses of $2 and $3 (includes restricted of $3,096 and $2,848)	13,544	10,397
Federal funds sold and securities purchased under resale agreements	43,660	44,892
Investment securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $45,944 and $45,377)	48,830	48,094
Available-for-sale, at fair value (amortized cost of $107,595 and $102,422, net of allowance for credit losses of $— and $—)	106,785	102,106
Total investment securities	155,615	150,200
Trading assets	16,488	14,276
Loans	101,261	80,615
Allowance for credit losses	(237)	(245)
Net loans	101,024	80,370
Premises and equipment	3,796	3,581
Accrued interest receivable	1,402	1,435
Goodwill	16,734	16,767
Intangible assets	2,809	2,822
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $1,872 and $1,666, at fair value)	29,853	26,440
Total assets	$561,517	$472,300
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$127,669	$59,979
Interest-bearing deposits in U.S. offices	184,205	169,125
Interest-bearing deposits in non-U.S. offices	105,206	102,790
Total deposits	417,080	331,894
Federal funds purchased and securities sold under repurchase agreements	19,506	18,992
Trading liabilities	4,747	6,135
Payables to customers and broker-dealers	24,754	21,872
Commercial paper	1,002	2,003
Other borrowed funds	175	422
Accrued taxes and other expenses	4,449	5,544
Other liabilities (including allowance for credit losses on lending-related commitments of $85 and $74, also includes $600 and $617, at fair value)	11,903	8,757
Long-term debt	32,582	31,873
Total liabilities	516,198	427,492
Temporary equity
Redeemable noncontrolling interests	81	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 53,826 and 48,826 shares	5,331	4,836
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,423,366,413 and 1,416,966,905 shares	14	14
Additional paid-in capital	30,142	29,907
Retained earnings	47,582	46,396
Accumulated other comprehensive loss, net of tax	(3,496)	(3,035)
Less: Treasury stock of 736,987,368 and 728,730,568 common shares, at cost	(34,790)	(33,805)
Total The Bank of New York Mellon Corporation shareholders’ equity	44,783	44,313
Nonredeemable noncontrolling interests of consolidated investment management funds	455	408
Total permanent equity	45,238	44,721
Total liabilities, temporary equity and permanent equity	$561,517	$472,300

See accompanying unaudited Notes to Consolidated Financial Statements.
46 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Operating activities
Net income	$1,630	$1,222
Net (income) loss attributable to noncontrolling interests	2	(2)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,632	1,220
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(7)	18
Pension plan contributions	(1)	(1)
Depreciation and amortization	415	446
Deferred tax expense	(6)	83
Net investment securities losses	50	—
Change in trading assets and liabilities	(3,570)	1,709
Change in accruals and other, net	(1,526)	(3,063)
Net cash (used for) provided by operating activities	(3,013)	412
Investing activities
Net change in:
Interest-bearing deposits with banks	(3,010)	(458)
Interest-bearing deposits with the Federal Reserve and other central banks	(54,679)	(11,401)
Federal funds sold and securities purchased under resale agreements	1,223	(164)
Held-to-maturity securities:
Purchases	(3,043)	(1,262)
Proceeds from paydowns and maturities	2,100	1,597
Available-for-sale securities:
Purchases	(11,489)	(12,719)
Proceeds from sales	3,031	2,037
Proceeds from paydowns and maturities	3,624	3,632
Net change in loans	(20,675)	222
Purchases of premises and equipment/capitalized software	(617)	(320)
Other, net	(188)	32
Net cash (used for) investing activities	(83,723)	(18,804)
Financing activities
Net change in:
Deposits	86,206	16,589
Federal funds purchased and securities sold under repurchase agreements	525	1,565
Payables to customers and broker-dealers	2,882	2,171
Commercial paper	(1,001)	1,361
Other borrowed funds	(232)	(22)
Net proceeds from the issuance of long-term debt	1,546	1,247
Repayments, redemptions and repurchases of long-term debt	(700)	(1,650)
Issuance of common stock	5	4
Treasury stock acquired	(983)	(746)
Issuance of preferred stock	495	988
Cash dividends paid	(434)	(414)
Other, net	(6)	7
Net cash provided by financing activities	88,303	21,100
Effect of exchange rate changes on cash	(40)	126
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	1,527	2,834
Cash and due from banks and restricted cash at beginning of period	7,959	5,577
Cash and due from banks and restricted cash at end of period	$9,486	$8,411
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,390	$5,354
Restricted cash at end of period	3,096	3,057
Cash and due from banks and restricted cash at end of period	$9,486	$8,411
Supplemental disclosures
Interest paid	$4,361	$4,913
Income taxes paid	200	214
Income taxes refunded	125	9

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended
(in millions, except per share amount)	March 31, 2026	March 31, 2025
Preferred stock
Balance at beginning of period	$4,836	$4,343
Issuance	495	988
Balance at end of period	$5,331	$5,331
Common stock
Balance at beginning and end of period	$14	$14
Additional paid-in capital
Balance at beginning of period	$29,907	$29,321
Stock-based compensation	226	204
Common stock issued under employee benefit plans	9	7
Other net changes in noncontrolling interests	—	3
Balance at end of period	$30,142	$29,535
Retained earnings
Balance at beginning of period	$46,396	$42,537
Net income	1,632	1,220
Common stock dividends ($0.53 and $0.47 per share) (a)	(376)	(343)
Preferred stock dividends	(70)	(71)
Balance at end of period	$47,582	$43,343
Accumulated other comprehensive income (loss), net of tax
Balance at beginning of period	$(3,035)	$(4,656)
Other comprehensive income (loss)	(461)	541
Balance at end of period	$(3,496)	$(4,115)
Treasury stock
Balance at beginning of period	$(33,805)	$(30,241)
Repurchase of common stock	(983)	(746)
Excise tax on share repurchases	(2)	(2)
Balance at end of period	$(34,790)	$(30,989)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$44,783	$43,119
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$408	$359
Other net changes in noncontrolling interests	49	49
Net income	(2)	2
Balance at end of period	$455	$410
Total permanent equity (b)	$45,238	$43,529
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$87	$87
Other net changes in noncontrolling interests	(5)	4
Other comprehensive income (loss)	(1)	3
Balance at end of period	$81	$94
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,452 million at March 31, 2026 and $37,788 million at March 31, 2025.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY

Notes to Consolidated Financial Statements

Note 1–Basis of presentation

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not to its subsidiaries.

Basis of presentation

The accounting and financial reporting policies of BNY, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2025 (the “2025 Annual Report”).

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made. These financial statements should be read in conjunction with our Consolidated Financial Statements included in our 2025 Annual Report.

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

Note 2–Investment securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of investment securities at March 31, 2026 and Dec. 31, 2025.

Investment securities at March 31, 2026		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$28,491	$33	$79	$28,445
Non-U.S. government (a)	28,311	34	244	28,101
Agency residential mortgage-backed securities (“RMBS”)	23,730	102	325	23,507
Foreign covered bonds	8,066	16	66	8,016
Agency commercial mortgage-backed securities (“MBS”)	6,770	11	120	6,661
Collateralized loan obligations (“CLOs”)	6,551	1	11	6,541
Non-agency commercial MBS	2,180	—	86	2,094
U.S. government agencies	1,540	5	1	1,544
Non-agency RMBS	1,647	1	119	1,529
Other asset-backed securities (“ABS”)	367	1	21	347
Total available-for-sale securities excluding portfolio level basis adjustments	107,653	204	1,072	106,785
Portfolio level basis adjustments (b)	(58)	—	(58)	—
Total available-for-sale securities	$107,595	$204	$1,014	$106,785
Held-to-maturity:
Agency RMBS	$27,974	$23	$2,401	$25,596
U.S. Treasury	7,499	2	163	7,338
Non-U.S. government (a)	5,384	1	51	5,334
Agency commercial MBS	2,833	1	115	2,719
U.S. government agencies	2,636	—	177	2,459
CLOs	1,798	1	3	1,796
Foreign covered bonds	695	—	4	691
Other debt securities	11	—	—	11
Total held-to-maturity securities	$48,830	$28	$2,914	$45,944
Total investment securities	$156,425	$232	$3,928	$152,729
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 14 for additional information on our hedging activities.

BNY 49

Notes to Consolidated Financial Statements (continued)

Investment securities at Dec. 31, 2025		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
Available-for-sale:
Non-U.S. government (a)	$28,593	$122	$147	$28,568
U.S. Treasury	25,621	115	25	25,711
Agency RMBS	21,261	202	243	21,220
Foreign covered bonds	8,088	37	57	8,068
Agency commercial MBS	6,891	12	123	6,780
CLOs	6,117	4	3	6,118
Non-agency commercial MBS	2,280	1	85	2,196
U.S. government agencies	1,542	12	—	1,554
Non-agency RMBS	1,631	2	118	1,515
Other ABS	397	1	22	376
Total available-for-sale securities excluding portfolio level basis adjustments	102,421	508	823	102,106
Portfolio level basis adjustments (b)	1	(1)	—	—
Total available-for-sale securities	$102,422	$507	$823	$102,106
Held-to-maturity:
Agency RMBS	$26,432	$48	$2,317	$24,163
U.S. Treasury	7,830	18	173	7,675
Non-U.S. government (a)	5,654	22	20	5,656
Agency commercial MBS	2,937	3	120	2,820
U.S. government agencies	2,653	—	178	2,475
CLOs	1,841	2	3	1,840
Foreign covered bonds	736	2	—	738
Other debt securities	11	—	1	10
Total held-to-maturity securities	$48,094	$95	$2,812	$45,377
Total investment securities	$150,516	$602	$3,635	$147,483
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 14 for additional information on our hedging activities.

The following table presents the realized gains and losses, on a gross basis.

Net investment securities gains (losses)
(in millions)	1Q26	1Q25
Realized gross gains	$5	$4
Realized gross losses	(55)	(4)
Total net investment securities gains (losses)	$(50)	$—

The following table presents pre-tax net investment securities gains (losses) by type.

Net investment securities gains (losses)
(in millions)	1Q26	1Q25
Non-U.S. government	$(21)	$—
Foreign covered bonds	(11)	—
Other	(18)	—
Total net investment securities gains (losses)	$(50)	$—

Allowance for credit losses – Investment securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to investment securities was less than $1 million at March 31, 2026 and Dec. 31, 2025 and related to other debt securities.

Credit quality indicators – Investment securities

At March 31, 2026, the gross unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

50 BNY

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at March 31, 2026	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Non-U.S. government (a)	$15,329	$139	$2,360	$105	$17,689	$244
Agency RMBS	10,979	109	5,290	216	16,269	325
U.S. Treasury	5,917	21	9,770	58	15,687	79
CLOs	4,917	10	214	1	5,131	11
Agency commercial MBS	1,007	9	3,657	111	4,664	120
Foreign covered bonds	2,482	27	810	39	3,292	66
Non-agency commercial MBS	133	—	1,786	86	1,919	86
Non-agency RMBS	297	—	845	119	1,142	119
U.S. government agencies	213	1	78	—	291	1
Other ABS	18	—	272	21	290	21
Total securities available-for-sale	$41,292	$316	$25,082	$756	$66,374	$1,072
(a)    Includes supranational securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$3,614	$26	$5,818	$217	$9,432	$243
Non-U.S. government (a)	4,120	17	3,195	130	7,315	147
Agency commercial MBS	420	1	4,303	122	4,723	123
Foreign covered bonds	1,191	5	1,338	52	2,529	57
CLOs	2,280	3	—	—	2,280	3
U.S. Treasury	378	1	1,671	24	2,049	25
Non-agency commercial MBS	78	—	1,881	85	1,959	85
Non-agency RMBS	267	2	807	116	1,074	118
Other ABS	14	—	294	22	308	22
Total securities available-for-sale	$12,362	$55	$19,307	$768	$31,669	$823
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

Held-to-maturity securities portfolio at March 31, 2026			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$27,974	$(2,378)	100%	—%	—%	—%	—%
U.S. Treasury	7,499	(161)	100	—	—	—	—
Non-U.S. government (b)(c)	5,384	(50)	88	12	—	—	—
Agency commercial MBS	2,833	(114)	100	—	—	—	—
U.S. government agencies	2,636	(177)	100	—	—	—	—
CLOs	1,798	(2)	100	—	—	—	—
Foreign covered bonds	695	(4)	100	—	—	—	—
Other debt securities	11	—	—	—	—	—	100
Total held-to-maturity securities	$48,830	$(2,886)	98%	2%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, France, Germany and Austria.
BNY 51

Notes to Consolidated Financial Statements (continued)

Held-to-maturity securities portfolio at Dec. 31, 2025			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$26,432	$(2,269)	100%	—%	—%	—%	—%
U.S. Treasury	7,830	(155)	100	—	—	—	—
Non-U.S. government (b)(c)	5,654	2	86	14	—	—	—
Agency commercial MBS	2,937	(117)	100	—	—	—	—
U.S. government agencies	2,653	(178)	100	—	—	—	—
CLOs	1,841	(1)	100	—	—	—	—
Foreign covered bonds	736	2	100	—	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$48,094	$(2,717)	98%	2%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands and France.

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio.

Maturity distribution and yields on investment securities at March 31, 2026
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$1,877	2.49%	$24,363	3.27%	$301	4.22%	$1,904	2.94%	$28,445	3.21%
Non-U.S. government (b)	4,120	3.68	20,177	3.29	3,626	3.33	178	3.26	28,101	3.35
Foreign covered bonds	1,806	3.60	5,601	3.20	609	3.16	—	—	8,016	3.28
U.S. government agencies	80	3.76	996	3.42	468	2.57	—	—	1,544	3.18
Mortgage-backed securities:
Agency RMBS									23,507	3.97
Agency commercial MBS									6,661	3.12
Non-agency commercial MBS									2,094	2.80
Non-agency RMBS									1,529	3.41
CLOs									6,541	4.82
Other ABS									347	2.43
Total securities available-for-sale	$7,883	3.38%	$51,137	3.27%	$5,004	3.29%	$2,082	2.97%	$106,785	3.50%
Held-to-maturity:
U.S. Treasury	$3,606	1.28%	$3,893	1.17%	$—	—%	$—	—%	$7,499	1.22%
Non-U.S. government (b)	1,078	2.48	4,272	2.70	34	2.65	—	—	5,384	2.65
U.S. government agencies	445	1.24	1,885	1.57	280	1.89	26	2.22	2,636	1.56
Foreign covered bonds	221	2.52	474	2.59	—	—	—	—	695	2.57
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									27,974	2.61
Agency commercial MBS									2,833	2.71
CLOs									1,798	4.99
Total securities held-to-maturity	$5,350	1.57%	$10,524	1.93%	$325	2.07%	$26	2.22%	$48,830	2.44%
Total investment securities	$13,233	2.65%	$61,661	3.04%	$5,329	3.22%	$2,108	2.96%	$155,615	3.17%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

52 BNY

Notes to Consolidated Financial Statements (continued)

Pledged assets

At March 31, 2026, BNY had pledged assets of $148 billion, including $93 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at March 31, 2026 included $122 billion of securities, $19 billion of loans, $6 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes. BNY regularly moves assets in and out of its pledged assets account at the Federal Reserve as there have been no borrowings.

At Dec. 31, 2025, BNY had pledged assets of $147 billion, including $90 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Dec. 31, 2025 included $122 billion of securities, $17 billion of loans, $7 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At March 31, 2026 and Dec. 31, 2025, pledged assets included $22 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At March 31, 2026 and Dec. 31, 2025, the market value of the securities received that can be sold or repledged was $364 billion and $349 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2026 and Dec. 31, 2025, the market value of securities collateral sold or repledged was $309 billion and $306 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At March 31, 2026 and Dec. 31, 2025, cash segregated under federal and other regulations or requirements was $3 billion and $3 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $2 billion at March 31, 2026 and $3 billion at Dec. 31, 2025. Restricted securities were sourced from securities purchased under resale agreements and securities borrowings and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 3–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	March 31, 2026	Dec. 31, 2025
(in millions)
Commercial	$1,444	$1,748
Commercial real estate	6,838	6,710
Financial institutions (a)	25,456	13,309
Wealth management loans	9,584	9,520
Wealth management mortgages	8,789	8,586
Other residential mortgages	1,433	1,820
Capital call financing	5,453	5,336
Other	4,597	4,533
Overdrafts (a)	8,604	2,800
Margin loans	29,063	26,253
Total loans (b)	$101,261	$80,615
(a)    The balances at March 31, 2026 were temporarily elevated reflecting a single-day increase in overnight loans as a result of delayed processing of certain payments.
(b)    Net of unearned income of $75 million at March 31, 2026 and $86 million at Dec. 31, 2025, primarily related to other loans.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
BNY 53

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

Allowance for credit losses activity for the quarter ended March 31, 2026				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$10	$262	$25	$5	$7	$2	$8	$319
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	11	—	—	—	—	—	11
Net (charge-offs) recoveries	—	11	—	—	—	—	—	11
Provision (a)	2	(25)	7	3	1	2	2	(8)
Ending balance	$12	$248	$32	$8	$8	$4	$10	$322
Allowance for:
Loan losses	$2	$195	$14	$6	$8	$4	$8	$237
Lending-related commitments	10	53	18	2	—	—	2	85
Individually evaluated for impairment:
Loan balance (b)	$—	$32	$—	$—	$7	$4	$—	$43
Allowance for loan losses	—	12	—	—	—	—	—	12
(a)    Does not include the provision for credit losses related to other financial instruments of $1 million for the quarter ended March 31, 2026.
(b)    Includes collateral-dependent loans of $43 million with $38 million of collateral value.

Allowance for credit losses activity for the quarter ended March 31, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	(10)	—	—	—	1	—	(9)
Provision (a)	(5)	21	(3)	—	—	(1)	1	13
Ending balance	$15	$326	$16	$1	$6	$2	$4	$370
Allowance for:
Loan losses	$5	$271	$7	$1	$6	$2	$3	$295
Lending-related commitments	10	55	9	—	—	—	1	75
Individually evaluated for impairment:
Loan balance (b)	$—	$275	$—	$—	$3	$1	$—	$279
Allowance for loan losses	—	75	—	—	—	—	—	75
(a)    Does not include the provision for credit losses related to other financial instruments of $5 million for the quarter ended March 31, 2025.
(b)    Includes collateral-dependent loans of $279 million with $256 million of collateral value.

54 BNY

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	March 31, 2026			Dec. 31, 2025
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Commercial real estate	$32	$—	$32	$106	$—	$106
Other residential mortgages	14	4	18	16	1	17
Wealth management mortgages	9	7	16	9	8	17
Total nonperforming loans	55	11	66	131	9	140
Other assets owned	—	3	3	—	3	3
Total nonperforming assets	$55	$14	$69	$131	$12	$143

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	March 31, 2026				Dec. 31, 2025
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$70	$2	$—	$72	$63	$8	$—	$71
Commercial real estate	42	—	—	42	7	3	—	10
Wealth management mortgages	28	—	—	28	49	2	—	51
Other residential mortgages	8	1	—	9	23	4	—	27
Total past due loans	$148	$3	$—	$151	$142	$17	$—	$159

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

There were no loan modifications in the first quarter of 2026. At March 31, 2026, none of the loans that were modified in the previous 12 months are past due by more than 90 days.

In the fourth quarter of 2025, we modified one commercial real estate loan, with a recorded investment of $42 million by extending the maturity date. Also in the fourth quarter of 2025, we modified one residential mortgage loan, with an aggregate recorded investment of less than $1 million, by providing payment modifications.

In the first quarter of 2025, we modified one wealth management mortgage loan, with a recorded investment of $1 million, by providing payment modifications.
BNY 55

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							March 31, 2026
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	1Q26	2025	2024	2023	2022	Prior to 2022			Total (a)
Commercial:
Investment grade	$3	$50	$54	$32	$16	$152	$1,051	$—	$1,358
Non-investment grade	14	—	11	—	—	—	61	—	86
Total commercial	17	50	65	32	16	152	1,112	—	1,444	$1
Commercial real estate:
Investment grade	381	915	413	462	564	1,572	191	—	4,498
Non-investment grade	70	305	235	183	687	776	84	—	2,340
Total commercial real estate	451	1,220	648	645	1,251	2,348	275	—	6,838	26
Financial institutions:
Investment grade	208	520	206	75	10	—	22,746	—	23,765
Non-investment grade	28	84	—	—	—	—	1,579	—	1,691
Total financial institutions	236	604	206	75	10	—	24,325	—	25,456	97
Wealth management loans:
Investment grade	53	11	—	28	7	140	8,980	175	9,394
Non-investment grade	—	—	—	—	19	—	171	—	190
Total wealth management loans	53	11	—	28	26	140	9,151	175	9,584	48
Wealth management mortgages	125	614	448	701	1,468	5,413	20	—	8,789	24
Other residential mortgages	5	383	102	137	478	328	—	—	1,433	6
Capital call financing	—	230	130	—	—	—	5,093	—	5,453	20
Other loans	—	—	—	—	—	91	4,506	—	4,597	8
Margin loans	14,070	—	—	—	—	—	14,993	—	29,063	44
Total loans (b)	$14,957	$3,112	$1,599	$1,618	$3,249	$8,472	$59,475	$175	$92,657	$274
(a)    Excludes overdrafts of $8,604 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    There were no gross write-offs in the first three months of 2026.

56 BNY

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2025
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	2025	2024	2023	2022	2021	Prior to 2021			Total (a)
Commercial:
Investment grade	$55	$55	$45	$16	$49	$104	$1,357	$—	$1,681
Non-investment grade	—	11	—	—	—	—	56	—	67
Total commercial	55	66	45	16	49	104	1,413	—	1,748	$1
Commercial real estate: (b)
Investment grade	989	412	499	617	343	1,280	156	—	4,296
Non-investment grade	262	287	166	707	219	720	53	—	2,414
Total commercial real estate	1,251	699	665	1,324	562	2,000	209	—	6,710	25
Financial institutions:
Investment grade	686	373	75	10	24	—	10,552	—	11,720
Non-investment grade	119	—	—	—	—	—	1,470	—	1,589
Total financial institutions	805	373	75	10	24	—	12,022	—	13,309	112
Wealth management loans:
Investment grade	14	—	28	27	52	93	9,003	175	9,392
Non-investment grade	—	—	—	—	—	—	128	—	128
Total wealth management loans	14	—	28	27	52	93	9,131	175	9,520	49
Wealth management mortgages (b)	633	270	647	1,486	1,724	3,812	14	—	8,586	24
Other residential mortgages (b)	416	324	242	492	171	175	—	—	1,820	6
Capital call financing	230	130	—	—	—	—	4,976	—	5,336	24
Other loans	—	—	—	—	7	85	4,441	—	4,533	8
Margin loans	12,457	—	—	—	—	—	13,796	—	26,253	37
Total loans	$15,861	$1,862	$1,702	$3,355	$2,589	$6,269	$46,002	$175	$77,815	$286
(a)    Excludes overdrafts of $2,800 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to commercial real estate loans were $25 million, wealth management mortgage loans were $1 million and other residential mortgage loans were less than $1 million in 2025.

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

Financial institutions

Financial institution exposures are high quality, with 97% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2026. In addition, 70% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 82% expiring within one year.

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
BNY 57

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. Delinquency rate is a key indicator of credit quality in our wealth management portfolio. At March 31, 2026, less than 1% of the mortgages were past due.

At March 31, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 11%; Massachusetts – 8%; and other – 47%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.4 billion at March 31, 2026 and $1.8 billion at Dec. 31, 2025. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.
Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $29.1 billion of secured margin loans at March 31, 2026, compared with $26.3 billion at Dec. 31, 2025. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $8.6 billion at March 31, 2026 and $2.8 billion at Dec. 31, 2025. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at March 31, 2026 and Dec. 31, 2025 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at March 31, 2026 and Dec. 31, 2025.

58 BNY

Notes to Consolidated Financial Statements (continued)

Note 4–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2025
Goodwill	$7,388	$1,481	$8,578	$17,447
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,388	$1,481	$7,898	$16,767
Business realignment (a)	(59)	59	—	—
Foreign currency translation	(11)	(2)	(20)	(33)
Balance at March 31, 2026
Goodwill	$7,318	$1,538	$8,558	$17,414
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,318	$1,538	$7,878	$16,734
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment.

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
In the first quarter of 2026, due to the results of the fourth quarter 2025 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. No additional goodwill impairment was recognized.

BNY 59

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2025	$164	$371	$1,438	$849	$2,822
Business realignment (a)	(44)	44	—	—	—
Amortization	(5)	(1)	(3)	—	(9)
Foreign currency translation	(1)	—	(3)	—	(4)
Balance at March 31, 2026	$114	$414	$1,432	$849	$2,809
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(6)	(1)	(4)	—	(11)
Foreign currency translation	1	—	5	—	6
Balance at March 31, 2025	$181	$373	$1,443	$849	$2,846

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2026			Dec. 31, 2025
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$731	$(618)	$113	$779	$(616)	$163
Customer contracts – Market and Wealth Services	316	(272)	44	269	(268)	1
Customer relationships – Investment and Wealth Management	512	(469)	43	512	(467)	45
Other	40	(16)	24	40	(15)	25
Total subject to amortization	$1,599	$(1,375)	$224	$1,600	$(1,366)	$234
Not subject to amortization: (b)
Trade names	$1,293	N/A	$1,293	$1,294	N/A	$1,294
Customer relationships	1,292	N/A	1,292	1,294	N/A	1,294
Total not subject to amortization	$2,585	N/A	$2,585	$2,588	N/A	$2,588
Total intangible assets	$4,184	$(1,375)	$2,809	$4,188	$(1,366)	$2,822
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2026	$28
2027	31
2028	27
2029	24
2030	19
Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.
60 BNY

Notes to Consolidated Financial Statements (continued)

Note 5–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	March 31, 2026	Dec. 31, 2025
(in millions)
Corporate/bank-owned life insurance	$5,641	$5,647
Accounts receivable (a)	5,225	4,829
Fails to deliver	3,830	1,197
Tax credit investments	3,043	3,151
Software	2,711	2,707
Prepaid pension assets	2,547	2,361
Prepaid expense	1,018	854
Equity method investments	960	953
Assets of consolidated investment management funds	959	864
Other equity investments (b)	785	701
Cash collateral receivable on derivative transactions	611	474
Fair value of hedging derivatives	532	358
Federal Reserve Bank stock	487	484
Income taxes receivable	307	554
Seed capital (c)	153	207
Other (d)	1,044	1,099
Total other assets	$29,853	$26,440
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At March 31, 2026 and Dec. 31, 2025, other assets include $58 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $518 million at March 31, 2026 and $438 million at Dec. 31, 2025, and are included in other equity investments in the table above.

The following table presents the adjustments to the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities			Life-to- date
(in millions)	1Q26	1Q25
Upward adjustments	$26	$12	$394
Downward adjustments	—	—	(102)
Net adjustments	$26	$12	$292

Tax credit investments

BNY invests in or provides funding to affordable housing and renewable energy projects that are designed to generate an after-tax return, primarily through the realization of income tax credits and other income tax benefits, and in certain cases, cash distributions based on the operations of the project. Using the proportional amortization method, the cost of these investments is amortized in proportion to the income tax credits and other income tax benefits received. The net amortization and income tax credits and other income tax benefits are recognized in the consolidated income statement as a component of the provision for income taxes. Our tax credit investments totaled $3.0 billion at March 31, 2026 and $3.2 billion at Dec. 31, 2025 and are included in other assets on the consolidated balance sheet.

Commitments to fund future investments totaled $871 million at March 31, 2026 and $946 million at Dec. 31, 2025 and are recorded in other liabilities on the consolidated balance sheet. At March 31, 2026, a majority of the commitments are expected to be funded over the next five years.

The table below presents the amortization and income tax credits and other income tax benefits related to our tax credit investments.

(in millions)	1Q26	1Q25
Tax credits and other tax benefits	$136	$142
Amortization expense	$122	$126

BNY 61

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	March 31, 2026		Dec. 31, 2025
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$7	$—	$6	$—
Private equity investments (b)	138	80	139	75
Other	10	—	10	—
Total	$155	$80	$155	$75
(a)    Seed capital investments at March 31, 2026 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
(b)    Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

Note 6–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in the fee schedules. See Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for information on the nature of our services and revenue recognition. See Note 23 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for additional information on our principal business segments — Securities Services,
Market and Wealth Services and Investment and Wealth Management — and the primary services provided.

Disaggregation of contract revenue

Contract revenue is included in fee and other revenue on the consolidated income statement. The following table presents fee and other revenue related to contracts with customers, disaggregated by type of fee revenue, for each business segment. Business segment data has been determined on an internal management basis of accounting, rather than GAAP, which is used for consolidated financial reporting.

62 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	March 31, 2026					March 31, 2025
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees (a)	$1,421	$1,177	$26	$(16)	$2,608	$1,297	$1,079	$25	$(18)	$2,383
Investment management and performance fees	—	3	781	(4)	780	—	3	748	(3)	748
Financing-related fees	19	10	—	—	29	15	8	—	—	23
Distribution and servicing fees	1	(34)	70	—	37	1	(33)	68	—	36
Investment and other revenue	74	72	(113)	(2)	31	67	67	(103)	2	33
Total fee and other revenue – contract revenue	1,515	1,228	764	(22)	3,485	1,380	1,124	738	(19)	3,223
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (a)(b)(c)	406	93	8	49	556	278	77	—	53	408
Total fee and other revenue	$1,921	$1,321	$772	$27	$4,041	$1,658	$1,201	$738	$34	$3,631
(a)    Prior period results were revised in the first quarter of 2026 to reflect the realignment of clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(2) million in the first quarter of 2026 and $2 million in the first quarter of 2025.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.0 billion at March 31, 2026 and $2.9 billion at Dec. 31, 2025.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $46 million at March 31, 2026 and $37 million at Dec. 31, 2025. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $229 million at March 31, 2026 and $180 million at Dec. 31, 2025. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first quarter of 2026 relating to contract liabilities as of Dec. 31, 2025 was $50 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.
Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management business, and totaled $48 million at March 31, 2026 and $47 million at Dec. 31, 2025. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $3 million in the first quarter of 2026 and $3 million in the first quarter of 2025.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $133 million at March 31, 2026 and $128 million at Dec. 31, 2025. These capitalized costs are amortized on a straight-line basis over the expected contract period.
BNY 63

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

Note 7–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended
(in millions)	March 31, 2026	March 31, 2025
Interest income
Deposits with the Federal Reserve and other central banks	$781	$826
Deposits with banks	68	84
Federal funds sold and securities purchased under resale agreements	2,567	2,922
Loans	1,020	999
Investment securities	1,298	1,211
Trading securities	90	81
Total interest income	5,824	6,123
Interest expense
Deposits	1,554	1,722
Federal funds purchased and securities sold under repurchase agreements	2,298	2,610
Trading liabilities	27	23
Other borrowed funds	4	4
Commercial paper	19	14
Customer payables	151	157
Long-term debt	401	434
Total interest expense	4,454	4,964
Net interest income	1,370	1,159
Provision for credit losses	(7)	18
Net interest income after provision for credit losses	$1,377	$1,141

Note 8–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	March 31, 2026			March 31, 2025
(in millions)	Domestic pension benefits	Foreign pension benefits	Healthcare benefits	Domestic pension benefits	Foreign pension benefits	Healthcare benefits
Service cost	$—	$4	$—	$—	$3	$—
Interest cost	44	12	1	46	10	1
Expected return on assets	(88)	(20)	(2)	(91)	(19)	(2)
Other	14	—	1	8	(1)	1
Net periodic benefit (credit)	$(30)	$(4)	$—	$(37)	$(7)	$—

64 BNY

Notes to Consolidated Financial Statements (continued)

Note 9–Variable interest entities

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of March 31, 2026 and Dec. 31, 2025. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds (a)
	March 31, 2026	Dec. 31, 2025
(in millions)
Trading assets	$935	$841
Other assets	24	23
Total assets	$959	$864
Other liabilities	$7	$1
Total liabilities	$7	$1
Nonredeemable noncontrolling interests	$455	$408
(a)    Includes voting model entities (“VMEs”) with assets of $51 million, liabilities of $1 million and nonredeemable noncontrolling interests of less than $1 million at March 31, 2026. There were no VMEs at Dec. 31, 2025.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.

Non-consolidated VIEs

As of March 31, 2026 and Dec. 31, 2025, assets and liabilities related to the VIEs where we are not the primary beneficiary are included in other assets and other liabilities on the consolidated balance sheet and primarily relate to our tax credit investments.

The maximum loss exposure presented below relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	March 31, 2026	Dec. 31, 2025
(in millions)
Other assets	$3,123	$3,258
Other liabilities	871	946
Maximum loss exposure	3,995	4,205

BNY 65

Notes to Consolidated Financial Statements (continued)

Note 10–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at March 31, 2026 and Dec. 31, 2025.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		March 31, 2026	Dec. 31, 2025	March 31, 2026	Dec. 31, 2025
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	5,825	5,825	576	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	5,000	494	494
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	5,000	494	494
Series L	5.950% to but excluding Dec. 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.271%	5,000	5,000	495	495
Series M	5.625% to but excluding March 20, 2031, then a floating rate equal to the five-year treasury rate plus 2.034%	5,000	—	495	—
Total		53,826	48,826	$5,331	$4,836
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series H, Series I, Series J, Series K, Series L and Series M preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		1Q26		1Q25
			Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,105.18	$6	$1,295.17	$7
Series F	100		2,312.50	23	2,312.50	23
Series G	100		N/A	N/A	2,350.00	24
Series H	100		925.00	5	925.00	5
Series I	100		937.50	12	937.50	12
Series J	100		3,150.00	16	N/A	N/A
Series K	4,000		1,537.50	8	N/A	N/A
Total				$70		$71
(a)    Represents Normal Preferred Capital Securities.
N/A - Not applicable.

In March 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series M Noncumulative Perpetual Preferred Stock. Holders of the Series M preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2026.

All of the outstanding shares of the Series M preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series M preferred stock to the holders of record of the depositary shares.

The Series M preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common
66 BNY

Notes to Consolidated Financial Statements (continued)

stock or any other class or series of our other securities. We may, at our option, redeem the shares of the Series M preferred stock on any dividend payment date, in whole or in part, on or after the dividend payment date in March 2031. The Series M preferred stock can be redeemed, in whole but not in part, at any time within 90 days following a regulatory capital treatment event. Redemption of the preferred stock is subject to the prior approval of the Federal Reserve.

All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, a 100%-owned finance subsidiary of the Parent, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. The Parent’s obligations under the trust and other agreements relating to Mellon Capital IV have the effect of providing a full and unconditional guarantee, on a subordinated basis, of payments due on the Normal Preferred Capital Securities. No other subsidiary of the Parent guarantees the securities of Mellon Capital IV.

For additional information on our preferred stock, see Note 14 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Note 11–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	March 31, 2026			March 31, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(45)	$(43)	$(88)	$118	$89	$207
Total foreign currency translation	(45)	(43)	(88)	118	89	207
Unrealized gain on assets available-for-sale:
Unrealized gain arising during period	(541)	135	(406)	440	(107)	333
Reclassification adjustment (b)	50	(13)	37	—	—	—
Net unrealized gain (loss) on assets available-for-sale	(491)	122	(369)	440	(107)	333
Defined benefit plans:
Net (loss) arising during the period	2	—	2	(7)	2	(5)
Foreign exchange adjustment	1	—	1	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	15	(4)	11	8	(2)	6
Total defined benefit plans	18	(4)	14	1	—	1
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge (loss) gain arising during period	(31)	7	(24)	1	—	1
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	3	(1)	2	4	(1)	3
FX contracts – investment and other revenue	2	—	2	(1)	—	(1)
Interest rate contracts - interest expense	1	—	1	—	—	—
Total reclassifications to net income	6	(1)	5	3	(1)	2
Net unrealized (loss) gain on cash flow hedges	(25)	6	(19)	4	(1)	3
Total other comprehensive income	$(543)	$81	$(462)	$563	$(19)	$544
(a)    Includes the impact of hedges of net investments in foreign subsidiaries. See Note 14 for additional information.
(b)    The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net investment securities gains (losses) in investment and other revenue on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as other expense on the consolidated income statement.

BNY 67

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended March 31, 2026
Balance, beginning of period	$(1,451)	$(1,295)	$(35)	$(241)	$(13)	$(3,035)
Net change	(87)	13	1	(369)	(19)	(461)
Balance, end of period	$(1,538)	$(1,282)	$(34)	$(610)	$(32)	$(3,496)

Quarter ended March 31, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	204	7	(6)	333	3	541
Balance, end of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(9) million at March 31, 2026 and $(5) million at March 31, 2025 associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

Note 12–Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY’s own creditworthiness is considered when valuing liabilities. See Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for
information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2026 and Dec. 31, 2025, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.

68 BNY

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2026					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$27,487	$958	$—	$—	$28,445
Non-U.S. government (b)	6,809	21,292	—	—	28,101
Agency RMBS	—	23,507	—	—	23,507
Foreign covered bonds	—	8,016	—	—	8,016
Agency commercial MBS	—	6,661	—	—	6,661
CLOs	—	6,541	—	—	6,541
Non-agency commercial MBS	—	2,094	—	—	2,094
U.S. government agencies	—	1,544	—	—	1,544
Non-agency RMBS	—	1,529	—	—	1,529
Other ABS	—	347	—	—	347
Total available-for-sale securities	34,296	72,489	—	—	106,785
Trading assets:
Debt instruments	2,122	3,777	—	—	5,899
Equity instruments	7,529	—	—	—	7,529
Derivative assets not designated as hedging:
Interest rate	13	830	—	—	843
Foreign exchange	—	8,812	—	—	8,812
Equity and other contracts	4	306	—	—	310
Netting agreements				(6,905)	(6,905)
Total derivative assets not designated as hedging	17	9,948	—	(6,905)	3,060
Total trading assets	9,668	13,725	—	(6,905)	16,488
Other assets:
Derivative assets designated as hedging:
Interest rate	—	302	—	—	302
Foreign exchange	—	230	—	—	230
Total derivative assets designated as hedging	—	532	—	—	532
Other assets (c)	582	603	—	—	1,185
Total other assets	582	1,135	—	—	1,717
Assets measured at NAV (c)					155
Total assets	$44,546	$87,349	$—	$(6,905)	$125,145
Percentage of total assets prior to netting	34%	66%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,221	$26	$—	$—	$2,247
Equity instruments	187	—	—	—	187
Derivative liabilities not designated as hedging:
Interest rate	9	955	—	—	964
Foreign exchange	—	8,724	—	—	8,724
Equity and other contracts	—	29	—	—	29
Netting agreements				(7,404)	(7,404)
Total derivative liabilities not designated as hedging	9	9,708	—	(7,404)	2,313
Total trading liabilities	2,417	9,734	—	(7,404)	4,747
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	13	—	—	13
Foreign exchange	—	39	—	—	39
Total derivative liabilities designated as hedging	—	52	—	—	52
Other liabilities	542	6	—	—	548
Total other liabilities	542	58	—	—	600
Total liabilities	$2,959	$9,792	$—	$(7,404)	$5,347
Percentage of total liabilities prior to netting	23%	77%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 69

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2025					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
Non-U.S. government (b)	$7,196	$21,372	$—	$—	$28,568
U.S. Treasury	24,755	956	—	—	25,711
Agency RMBS	—	21,220	—	—	21,220
Foreign covered bonds	—	8,068	—	—	8,068
Agency commercial MBS	—	6,780	—	—	6,780
CLOs	—	6,118	—	—	6,118
Non-agency commercial MBS	—	2,196	—	—	2,196
U.S. government agencies	—	1,554	—	—	1,554
Non-agency RMBS	—	1,515	—	—	1,515
Other ABS	—	376	—	—	376
Total available-for-sale securities	31,951	70,155	—	—	102,106
Trading assets:
Debt instruments	2,426	3,778	—	—	6,204
Equity instruments	7,040	—	—	—	7,040
Derivative assets not designated as hedging:
Interest rate	5	713	—	—	718
Foreign exchange	—	5,517	—	—	5,517
Equity and other contracts	—	21	—	—	21
Netting agreements				(5,224)	(5,224)
Total derivative assets not designated as hedging	5	6,251	—	(5,224)	1,032
Total trading assets	9,471	10,029	—	(5,224)	14,276
Other assets:
Derivative assets designated as hedging:
Interest rate	—	305	—	—	305
Foreign exchange	—	53	—	—	53
Total derivative assets designated as hedging	—	358	—	—	358
Other assets (c)	575	578	—	—	1,153
Total other assets	575	936	—	—	1,511
Assets measured at NAV (c)					155
Total assets	$41,997	$81,120	$—	$(5,224)	$118,048
Percentage of total assets prior to netting	34%	66%	—%

Liabilities:
Trading liabilities:
Debt instruments	$3,303	$41	$—	$—	$3,344
Equity instruments	241	—	—	—	241
Derivative liabilities not designated as hedging:
Interest rate	3	970	—	—	973
Foreign exchange	—	5,351	—	—	5,351
Equity and other contracts	1	56	—	—	57
Netting agreements				(3,831)	(3,831)
Total derivative liabilities not designated as hedging	4	6,377	—	(3,831)	2,550
Total trading liabilities	3,548	6,418	—	(3,831)	6,135
Other liabilities:
Derivative liabilities designated as hedging:
Foreign exchange	—	81	—	—	81
Total derivative liabilities designated as hedging	—	81	—	—	81
Other liabilities	535	1	—	—	536
Total other liabilities	535	82	—	—	617
Total liabilities	$4,083	$6,500	$—	$(3,831)	$6,752
Percentage of total liabilities prior to netting	39%	61%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
70 BNY

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	March 31, 2026						Dec. 31, 2025
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2026	$1,524	100%	—%	—%	—%	—%	$1,509	100%	—%	—%	—%	—%
2007 and earlier	5	—	100	—	—	—	6	—	100	—	—	—
Total non-agency RMBS	$1,529	100%	—%	—%	—%	—%	$1,515	100%	—%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2026	$2,094	100%	—%	—%	—%	—%	$2,196	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$1,893	100%	—%	—%	—%	—%	$1,923	100%	—%	—%	—%	—%
UK	1,171	100	—	—	—	—	1,057	100	—	—	—	—
Australia	944	100	—	—	—	—	882	100	—	—	—	—
Germany	759	100	—	—	—	—	793	100	—	—	—	—
Singapore	559	100	—	—	—	—	607	100	—	—	—	—
Netherlands	521	100	—	—	—	—	531	100	—	—	—	—
Other	2,169	100	—	—	—	—	2,275	100	—	—	—	—
Total foreign covered bonds	$8,016	100%	—%	—%	—%	—%	$8,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$4,440	100%	—%	—%	—%	—%	$4,702	100%	—%	—%	—%	—%
Germany	2,216	100	—	—	—	—	2,045	100	—	—	—	—
Canada	1,839	88	12	—	—	—	1,835	90	10	—	—	—
France	1,749	30	70	—	—	—	2,037	31	69	—	—	—
Netherlands	1,592	100	—	—	—	—	1,825	100	—	—	—	—
Austria	904	100	—	—	—	—	742	100	—	—	—	—
Finland	839	100	—	—	—	—	688	100	—	—	—	—
Spain	636	—	100	—	—	—	628	—	100	—	—	—
Japan	459	—	100	—	—	—	470	—	100	—	—	—
Belgium	418	100	—	—	—	—	371	100	—	—	—	—
Other (c)	1,454	53	36	3	8	—	1,490	56	33	3	8	—
Supranational	11,555	86	14	—	—	—	11,735	87	13	—	—	—
Total non-U.S. government	$28,101	83%	17%	—%	—%	—%	$28,568	83%	17%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At March 31, 2026 and Dec. 31, 2025, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $112 million at March 31, 2026 and $112 million at Dec. 31, 2025.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of March 31, 2026 and Dec. 31, 2025 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2026 and/or 2025 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	March 31, 2026				Dec. 31, 2025
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$20	$—	$20	$—	$21	$—	$21
Other assets (b)	—	520	—	520	—	440	—	440
Total assets at fair value on a nonrecurring basis	$—	$540	$—	$540	$—	$461	$—	$461
(a)    The fair value of these loans was unchanged in the first quarter of 2026 and the fourth quarter of 2025 based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
BNY 71

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2026 and Dec. 31, 2025, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$170,202	$—	$170,202	$170,202
Interest-bearing deposits with banks	—	13,546	—	13,546	13,544
Federal funds sold and securities purchased under resale agreements	—	43,660	—	43,660	43,660
Securities held-to-maturity	9,559	36,385	—	45,944	48,830
Loans (a)	—	100,163	—	100,163	100,933
Other financial assets	6,390	2,508	—	8,898	8,898
Total	$15,949	$366,464	$—	$382,413	$386,067
Liabilities:
Noninterest-bearing deposits	$—	$127,669	$—	$127,669	$127,669
Interest-bearing deposits	—	283,275	—	283,275	289,411
Federal funds purchased and securities sold under repurchase agreements	—	19,506	—	19,506	19,506
Payables to customers and broker-dealers	—	24,754	—	24,754	24,754
Commercial paper	—	1,002	—	1,002	1,002
Borrowings	—	1,037	—	1,037	1,037
Long-term debt	—	32,629	—	32,629	32,582
Total	$—	$489,872	$—	$489,872	$495,961
(a)    Does not include certain other loans.

Summary of financial instruments	Dec. 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$116,009	$—	$116,009	$116,009
Interest-bearing deposits with banks	—	10,398	—	10,398	10,397
Federal funds sold and securities purchased under resale agreements	—	44,892	—	44,892	44,892
Securities held-to-maturity	10,014	35,363	—	45,377	48,094
Loans (a)	—	79,418	—	79,418	80,278
Other financial assets	5,111	2,449	—	7,560	7,560
Total	$15,125	$288,529	$—	$303,654	$307,230
Liabilities:
Noninterest-bearing deposits	$—	$59,979	$—	$59,979	$59,979
Interest-bearing deposits	—	265,730	—	265,730	271,915
Federal funds purchased and securities sold under repurchase agreements	—	18,992	—	18,992	18,992
Payables to customers and broker-dealers	—	21,872	—	21,872	21,872
Commercial paper	—	2,003	—	2,003	2,003
Borrowings	—	1,191	—	1,191	1,191
Long-term debt	—	32,256	—	32,256	31,873
Total	$—	$402,023	$—	$402,023	$407,825
(a)    Does not include certain other loans.

72 BNY

Notes to Consolidated Financial Statements (continued)

Note 13–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	March 31, 2026	Dec. 31, 2025
(in millions)
Assets of consolidated investment management funds:
Trading assets	$935	$841
Other assets	24	23
Total assets of consolidated investment management funds	$959	$864
Liabilities of consolidated investment management funds:
Other liabilities	$7	$1
Total liabilities of consolidated investment management funds	$7	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $8 million at March 31, 2026 and $9 million at Dec. 31, 2025, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

Note 14–Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the first quarter of 2026.

Hedging derivatives

We utilize interest rate swap agreements, including forward starting swaps, to manage our exposure to interest rate fluctuations. We enter into fair value hedges as an interest rate risk management strategy to reduce fair value variability by converting certain fixed rate interest payments associated with available-for-sale securities, loans and long-term debt to floating interest rates. We also utilize interest rate swaps and forward exchange contracts as cash flow hedges to manage our exposure to interest rate and foreign exchange rate changes. In designating interest rate swaps as hedges, we utilize both partial-term and full-term hedge strategies. In addition, the Company utilizes portfolio layer method hedge strategies to manage interest rate risk of certain closed portfolios of fixed rate securities and loans. Throughout the period of a portfolio layer method hedge, basis adjustments are maintained at the portfolio level and are only allocated to individual assets in certain circumstances. These include instances in which the hedged portfolio amount falls below the designated hedged layer notional amount, or in instances of voluntary de-designation.
BNY 73

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, U.S. government agency, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At March 31, 2026, $55.6 billion designated par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $55.4 billion.

At March 31, 2026, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $2.9 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The Company also utilizes interest rate swaps as a cash flow hedge to convert floating interest receipts to a fixed rate. At March 31, 2026, $2.4 billion of interest rate swaps, with terms of less than three years, were designated as cash flow hedges of loans and securities. For qualifying cash flow hedges, changes in the derivative fair value are recorded in OCI and then transferred to earnings in the period in which the hedged forecasted transaction impacts earnings. In the first quarter of 2026 and first quarter of 2025, the Company did not experience any hedged forecasted transactions that failed to occur. Over the next 12 months, we expect that $6 million of net after-tax losses in OCI will be reclassified to net interest income associated with cash flow hedges.

At March 31, 2026, $29.9 billion par value of long-term debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $29.9 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, Polish zloty, British pound, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of March 31, 2026, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $801 million (notional), with a net pre-tax gain of $26 million recorded in accumulated OCI. Over the next 12 months, a gain of $27 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At March 31, 2026, forward foreign exchange contracts with notional amounts totaling $11.0 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value hedging activities recognized in the consolidated income statement.

Income statement impact of fair value hedges
(in millions)	Location of gains (losses)	1Q26	1Q25
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$218	$(398)
Hedged item	Interest income	(218)	398
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(142)	411
Hedged item	Interest expense	142	(411)
Interest rate fair value hedges of loans
Derivative	Interest income	(5)	(11)
Hedged item	Interest income	5	11
Gain (loss) recognized in the consolidated income statement due to fair value hedging relationships		$—	$—

74 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax impact of hedging derivatives used in net investment and cash flow hedging relationships.

Impact of derivative instruments used in net investment and cash flow hedging relationships
(in millions)
	Gain or (loss) recognized in accumulated OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income
	1Q26	1Q25		1Q26	1Q25
Net investment hedges
FX contracts	$222	$(376)	Investment and other revenue	$—	$21

Cash flow hedges
FX contracts	$(16)	$1	Staff expense and investment and other revenue	$(5)	$(3)
Interest rate contracts	(15)	—	Net interest income	(1)	—
Total	$(31)	$1		$(6)	$(3)

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	March 31, 2026	Dec. 31, 2025	March 31, 2026	Dec. 31, 2025
Available-for-sale securities (b)	$52,428	$46,420	$(1,099)	$(910)
Loans (c)	$2,891	$2,939	$(4)	$(9)
Long-term debt	$29,483	$28,375	$(405)	$(264)
(a)    Includes $283 million and $332 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at March 31, 2026 and Dec. 31, 2025, respectively, and $12 million and $10 million of basis adjustment increases on discontinued hedges associated with long-term debt at March 31, 2026 and Dec. 31, 2025, respectively.
(b)    At March 31, 2026 and Dec. 31, 2025, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $17.9 billion and $15.1 billion, respectively, of which the notional amount hedged was $11.9 billion and $8.9 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of March 31, 2026 and Dec. 31, 2025 were a decrease of $58 million and an increase of $1 million, respectively.
(c)    At March 31, 2026 and Dec. 31, 2025, loans included in closed portfolios subject to portfolio layer method hedging were $2.9 billion and $2.9 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of March 31, 2026 and Dec. 31, 2025 were a decrease of $4 million and $9 million, respectively.
BNY 75

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivatives portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	March 31, 2026	Dec. 31, 2025	March 31, 2026	Dec. 31, 2025	March 31, 2026	Dec. 31, 2025
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$89,126	$74,525	$302	$305	$13	$—
Foreign exchange contracts	11,847	11,817	230	53	39	81
Total derivatives designated as hedging instruments			$532	$358	$52	$81
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$210,564	$202,299	$843	$718	$964	$973
Foreign exchange contracts	1,486,448	1,131,252	8,812	5,517	8,724	5,351
Equity contracts	6,199	6,366	310	21	18	44
Credit contracts	249	279	—	—	11	13
Total derivatives not designated as hedging instruments			$9,965	$6,256	$9,717	$6,381
Total derivatives fair value (d)			$10,497	$6,614	$9,769	$6,462
Effect of master netting agreements (e)			(6,905)	(5,224)	(7,404)	(3,831)
Fair value after effect of master netting agreements			$3,592	$1,390	$2,365	$2,631
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,462 million and $1,961 million, respectively, at March 31, 2026, and $2,107 million and $714 million, respectively, at Dec. 31, 2025.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	1Q26	1Q25
Foreign exchange revenue	$232	$156
Other trading revenue	94	71

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded losses of $7 million in the first quarter of 2026 and $8 million in the first quarter of 2025.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit, independent from trading, on a daily basis. Based on certain
76 BNY

Notes to Consolidated Financial Statements (continued)

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

Additional disclosures concerning derivative financial instruments are provided in Note 12.

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

	March 31, 2026	Dec. 31, 2025
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,536	$381
Collateral posted	$1,949	$1,009
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

Potential close-out exposures (fair value) (a)
	March 31, 2026	Dec. 31, 2025
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$13	$61
Baa2/BBB	$366	$252
Ba1/BB+	$1,895	$714
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2026 and Dec. 31, 2025, existing collateral arrangements would have required us to post additional collateral of $89 million and $76 million, respectively.
BNY 77

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2026					Amount not offset on the balance sheet
	Gross assets recognized	Amounts offset on the balance sheet		Net assets recognized on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,002	$793		$209	$45	$164
Foreign exchange contracts	8,501	5,920		2,581	122	2,459
Equity and other contracts	287	192		95	—	95
Total derivatives subject to netting arrangements	9,790	6,905		2,885	167	2,718
Total derivatives not subject to netting arrangements	707	—		707	—	707
Total derivatives	10,497	6,905		3,592	167	3,425
Reverse repurchase agreements	279,709	255,171	(b)	24,538	24,499	39
Securities borrowing	30,029	10,907		19,122	18,529	593
Total	$320,235	$272,983		$47,252	$43,195	$4,057
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

Offsetting of derivative assets and financial assets at Dec. 31, 2025					Amount not offset on the balance sheet
	Gross assets recognized	Amounts offset on the balance sheet		Net assets recognized on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$874	$685		$189	$68	$121
Foreign exchange contracts	5,218	4,523		695	102	593
Equity and other contracts	17	16		1	1	—
Total derivatives subject to netting arrangements	6,109	5,224		885	171	714
Total derivatives not subject to netting arrangements	505	—		505	—	505
Total derivatives	6,614	5,224		1,390	171	1,219
Reverse repurchase agreements	281,361	254,532	(b)	26,829	26,807	22
Securities borrowing	26,731	8,668		18,063	17,381	682
Total	$314,706	$268,424		$46,282	$44,359	$1,923
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

78 BNY

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at March 31, 2026				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Amounts offset on the balance sheet			Amount not offset on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$774	$477		$297	$30	$267
Foreign exchange contracts	8,332	6,912		1,420	387	1,033
Equity and other contracts	15	15		—	—	—
Total derivatives subject to netting arrangements	9,121	7,404		1,717	417	1,300
Total derivatives not subject to netting arrangements	648	—		648	—	648
Total derivatives	9,769	7,404		2,365	417	1,948
Repurchase agreements	270,126	255,171	(b)	14,955	14,955	—
Securities lending	15,458	10,907		4,551	4,467	84
Total	$295,353	$273,482		$21,871	$19,839	$2,032
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

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2025				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Amounts offset on the balance sheet			Amount not offset on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$740	$456		$284	$44	$240
Foreign exchange contracts	5,040	3,348		1,692	79	1,613
Equity and other contracts	31	27		4	3	1
Total derivatives subject to netting arrangements	5,811	3,831		1,980	126	1,854
Total derivatives not subject to netting arrangements	651	—		651	—	651
Total derivatives	6,462	3,831		2,631	126	2,505
Repurchase agreements	269,352	254,532	(b)	14,820	14,820	—
Securities lending	12,840	8,668		4,172	4,005	167
Total	$288,654	$267,031		$21,623	$18,951	$2,672
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
BNY 79

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	March 31, 2026					Dec. 31, 2025
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$191,031	$100	$1,361	$1,918	$194,410	$207,600	$475	$1,420	$2,101	$211,596
Agency RMBS	68,591	150	236	270	69,247	51,130	136	237	441	51,944
Corporate bonds	71	87	952	886	1,996	119	55	1,256	557	1,987
Sovereign debt/sovereign guaranteed	861	111	122	—	1,094	541	416	—	—	957
State and political subdivisions	30	17	268	531	846	17	25	361	328	731
U.S. government agencies	152	—	13	77	242	72	4	3	61	140
Other debt securities	247	291	201	104	843	71	370	246	136	823
Equity securities	—	9	869	570	1,448	—	15	628	531	1,174
Total	$260,983	$765	$4,022	$4,356	$270,126	$259,550	$1,496	$4,151	$4,155	$269,352
Securities lending:
U.S. Treasury	$1,304	$—	$—	$—	$1,304	$754	$—	$—	$—	$754
Corporate bonds	725	—	—	—	725	783	—	—	—	783
Agency RMBS	56	—	—	—	56	102	—	—	—	102
U.S. government agencies	17	—	—	—	17	2	—	—	—	2
Equity securities	13,356	—	—	—	13,356	11,199	—	—	—	11,199
Total	$15,458	$—	$—	$—	$15,458	$12,840	$—	$—	$—	$12,840
Total secured borrowings	$276,441	$765	$4,022	$4,356	$285,584	$272,390	$1,496	$4,151	$4,155	$282,192

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

Note 15–Commitments and contingent liabilities

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

80 BNY

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	March 31, 2026	Dec. 31, 2025
(in millions)
Lending commitments	$47,783	$49,433
Standby letters of credit (“SBLC”) (a)	1,571	1,659
Commercial letters of credit	28	78
Securities lending indemnifications (b)(c)	699,472	666,395
(a)Net of participations totaling $103 million at March 31, 2026 and $111 million at Dec. 31, 2025.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $73 billion at March 31, 2026 and $74 billion at Dec. 31, 2025.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $73 billion at March 31, 2026 and $65 billion at Dec. 31, 2025.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $26.3 billion in less than one year, $20.9 billion in one to five years and $584 million in over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $74 million at March 31, 2026 and $212 million at Dec. 31, 2025. At March 31, 2026, $1.2 billion of the SBLCs will expire within one year, $415 million in one to five years and none in over five years.

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

Standby letters of credit	March 31, 2026	Dec. 31, 2025

Investment grade	76%	78%
Non-investment grade	24%	22%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $28 million at March 31, 2026 and $78 million at Dec. 31, 2025.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $85 million at March 31, 2026 and $74 million at Dec. 31, 2025.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $741 billion at March 31, 2026 and $706 billion at Dec. 31, 2025.
BNY 81

Notes to Consolidated Financial Statements (continued)

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities. BNY and CIBC severally indemnify securities lenders against specific types of borrower default. Previously, BNY, CIBC and CIBC Mellon jointly and severally indemnified securities lenders against specific types of borrower default. At March 31, 2026 and Dec. 31, 2025, $73 billion and $74 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $77 billion and $78 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At March 31, 2026, we had no unsettled repurchase agreements and $93.9 billion of unsettled reverse repurchase agreements. At Dec. 31, 2025, we had no unsettled repurchase agreements and $71.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at March 31, 2026. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	March 31, 2026
	Loans	Unfunded commitments	Total exposure
Securities industry	$14.5	$13.0	$27.5
Asset managers	2.2	8.0	10.2
Banks	8.1	1.6	9.7
Insurance	—	4.2	4.2
Government	—	0.6	0.6
Other	0.7	1.0	1.7
Total	$25.5	$28.4	$53.9

Commercial portfolio exposure (in billions)	March 31, 2026
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.5	$4.3	$4.8
Services and other	0.8	3.7	4.5
Energy and utilities	0.1	4.4	4.5
Media and telecom	—	0.8	0.8
Total	$1.4	$13.2	$14.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash and/or securities.

Sponsored member repo program

BNY is a sponsoring member in the FICC sponsored member program, where we submit eligible repurchase and reverse repurchase transactions in U.S. Treasury and agency securities (“Sponsored Member Transactions”) between BNY and our sponsored member clients for novation and clearing through FICC pursuant to the FICC Government Securities Division rulebook (the “FICC Rules”). We also guarantee to FICC the prompt and full payment and performance of our sponsored member clients’ respective obligations under the FICC Rules in connection with such clients’ Sponsored Member Transactions. We minimize our credit exposure under this guaranty by obtaining a security interest in our sponsored member clients’ collateral and rights under Sponsored Member Transactions. See “Offsetting assets and liabilities” in Note 14 for additional information on our repurchase and reverse repurchase agreements.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these
82 BNY

Notes to Consolidated Financial Statements (continued)

indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2026 and Dec. 31, 2025, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At March 31, 2026 and Dec. 31, 2025, we did not record any material liabilities under these arrangements.

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
BNY 83

Notes to Consolidated Financial Statements (continued)

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

The following describes certain judicial, regulatory and arbitration proceedings involving BNY:

Mortgage-Securitization Trusts Proceedings
BNY has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. Two actions commenced in December 2015 and February 2017 are pending in New York federal court. In New York state court, three actions are pending: two related cases commenced in September 2021 and October 2022, and one case commenced in December 2021.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed two putative class action proceedings against Pershing LLC: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. Three lawsuits remain against Pershing LLC in Louisiana and New Jersey federal courts, which were filed in January 2010, October 2015 and May 2016. The purchasers allege that Pershing LLC, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing LLC. On Nov. 12, 2021, the court dismissed the class action against The Bank of New York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On Aug. 5, 2025, the trial court denied plaintiffs’ motion for class certification. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings and these are all resolved.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On April 7, 2025, the court found DTVM, Ativos and two other defendants jointly and severally liable for approximately $3 million. DTVM and Ativos appealed on Sept. 9, 2025, and the appeal was denied on March 19, 2026. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Feb. 26, 2025, ADCAP filed a lawsuit in New York state court against The Bank of
84 BNY

Notes to Consolidated Financial Statements (continued)

New York Mellon Corporation, claiming that it is also liable for Postalis investment losses. On Feb. 27, 2025, we removed the lawsuit to New York federal court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. DTVM appealed and, on June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. DTVM and Ativos further appealed, but their appeal was denied on Dec. 3, 2024. The judgment was paid and the lawsuit was closed on March 5, 2026. On Aug. 24, 2022, the court dismissed one of the other lawsuits. Postalis appealed that decision, but Postalis’s appeal was denied on Oct. 24, 2023. Postalis further appealed; that further appeal was denied on Oct. 22, 2024. On Feb. 28, 2026, the court dismissed the third lawsuit. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. DTVM appealed, but that appeal was denied on Aug. 21, 2023. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On July 30, 2025, TCU rendered a decision in another of the proceedings, finding DTVM, Ativos and former Postalis directors jointly and severally liable for approximately $185 million. On Sept. 15, 2025, DTVM and Ativos filed an administrative appeal. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the Arbitration Court’s jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund appealed. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos appealed; that appeal was denied on April 8, 2024. DTVM and Ativos have further appealed. The arbitration continued during the further appeal, and on Sept. 29, 2025, the panel found DTVM and Ativos partially liable. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. Postalis has filed a further appeal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another
BNY 85

Notes to Consolidated Financial Statements (continued)

investment fund for which DTVM was administrator and the other defendant was manager.

German Tax Matters
German authorities are investigating past “cum/ex” trading, which involved the purchase of equity securities on or shortly before the dividend date, but settled after that date, potentially resulting in an unwarranted refund of withholding tax. German authorities have taken the view that past cum/ex trading may have resulted in tax avoidance or evasion. European subsidiaries of BNY have been informed by German authorities about investigations into potential cum/ex trading by certain third-party investment funds, where one of the subsidiaries had acquired entities that served as depositary and/or fund manager for those third-party investment funds. We have received information requests from the authorities relating to pre-acquisition activity and are cooperating fully with those requests. In August 2019, the District Court of Bonn ordered that one of these subsidiaries be joined as a secondary party in connection with the prosecution of unrelated individual defendants. Trial commenced in September 2019. In March 2020, the court stated that it would refrain from taking action against the subsidiary in order to expedite the conclusion of the trial. The court convicted the unrelated individual defendants, and determined that the cum/ex trading activities of the relevant third-party investment funds were unlawful. In November and December 2020 and February 2023, we received secondary liability notices from the German tax authorities totaling approximately $150 million (at then-prevailing exchange rates) related to pre-acquisition activity in various funds for which the entities we acquired were depositary and/or fund manager. Substantially all of the secondary liability notices have been resolved. In connection with the acquisition of the subject entities, we obtained an indemnity for liabilities from the sellers that we have pursued as necessary.

Off-Channel Business-Related Communications
The Company responded to requests for information from the SEC and the Commodity Futures Trading Commission (“CFTC”) concerning compliance with recordkeeping obligations relating to business communications transmitted on unapproved electronic communication platforms. SEC and CFTC have been conducting similar inquiries into recordkeeping practices at other financial institutions. On Aug. 14, 2024, the SEC issued an order under which the Company agreed to pay a $40 million penalty and to certain undertakings to resolve the SEC matter. The fine has been paid, and the Company is complying with the other settlement terms. On Sept. 4, 2025, the CFTC issued an order under which the Company agreed to pay $500,000. The fine has been paid, and the Company is complying with the other settlement terms.

Pershing LLC Rule 15c3-3 Matter
The Company has been responding to investigative requests for information and records from the SEC concerning Pershing LLC’s compliance with its obligations under SEC Rule 15c3-3, among other regulatory rules and statutes. The Company continues to cooperate with the inquiry.

Lawsuits in the Russian Federation
The Company is defending various lawsuits in Russian courts seeking to recover assets held by BNY but blocked by international sanctions laws. The Company also is a co-defendant in a lawsuit by the Deputy Prosecutor General of the Russian Federation seeking to recover $251 million that allegedly was improperly seized by Ukraine from BNY accounts in Ukraine for a subsidiary of PJSC Sberbank, a Russian bank. The Russian court issued a judgment against BNY and its co-defendants on Sept. 11, 2025, which BNY appealed on Oct. 13, 2025. In a related matter, a Russian bailiff has applied to a Russian court to collect from BNY part of a $513 million judgment that PJSC Sberbank obtained against its former subsidiary and various Ukraine agencies due to the seizure.

Note 16–Business segments

We have an internal information system that produces performance data along product and service lines for our three principal business segments and the Other segment. The primary products and services and types of revenue for our principal businesses and a description of the Other segment are presented in Note 23 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Business accounting principles

Our business segment data has been determined on an internal management basis of accounting, rather than GAAP, which is used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.
86 BNY

Notes to Consolidated Financial Statements (continued)

Our business segments are consistent with the structure used by the Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes, and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when evaluating the performance of each business segment and in making decisions about allocating capital and other resources to each business segment.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions (formerly Pershing) line of business in the Market and Wealth Services business segment. Prior period amounts were revised for comparability.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

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
•Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the investment securities portfolio are generally included in the Other segment.
•Client deposits serve as the primary funding source for our investment securities portfolio. We typically allocate all interest income to the businesses generating the deposits.
•Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Segments with a net liability position have been allocated assets.
•Goodwill and intangible assets are reflected within individual businesses.

BNY 87

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2026	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,921	$1,321	$772	(a)	$27	$4,041	(a)
Net interest income	757	571	53		(11)	1,370
Total revenue	2,678	1,892	825	(a)	16	5,411	(a)
Provision for credit losses	(11)	(6)	9		1	(7)
Noninterest expense	1,648	937	726		89	3,400
Income (loss) before income taxes	$1,041	$961	$90	(a)	$(74)	$2,018	(a)
Pre-tax operating margin (b)	39%	51%	11%		N/M	37%
Average assets	$218,500	$147,689	$27,261		$68,478	$461,928
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(2) million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended March 31, 2025	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$1,658	$1,201	$738	(a)	$34	$3,631	(a)
Net interest income (expense)	630	497	41		(9)	1,159
Total revenue	2,288	1,698	779	(a)	25	4,790	(a)
Provision for credit losses	8	4	2		4	18
Noninterest expense	1,569	881	714		88	3,252
Income (loss) before income taxes	$711	$813	$63	(a)	$(67)	$1,520	(a)
Pre-tax operating margin (b)	31%	48%	8%		N/M	32%
Average assets	$194,418	$129,727	$26,402		$65,297	$415,844
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $2 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 17–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Three months ended March 31,
(in millions)	2026	2025
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	95	51
Change in liabilities of consolidated investment management funds	6	8
Change in nonredeemable noncontrolling interests of consolidated investment management funds	47	51
Investment securities purchased not settled	1,076	102
Premises and equipment/operating lease obligations	113	7
Excise tax on share repurchases	2	2

88 BNY

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY 89

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

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY, are not guarantees of future results or occurrences, are inherently uncertain and are based upon current beliefs and expectations of future events, many of which are, by their nature, difficult to predict, outside of our control and subject to change. By identifying these statements in this manner, we are alerting investors to the possibility that our actual results may differ, possibly materially, from the anticipated results expressed or implied in these forward-looking statements as a result of a number of important factors, including those factors described in “Risk Factors” in our 2025 Annual Report, such as:
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
90 BNY

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
•impacts from geopolitical events, acts of terrorism, war, extreme weather and other natural disasters, pandemics and other similar events may
BNY 91

Forward-looking Statements (continued)

have a negative impact on our business and operations;
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

Investors should not place undue reliance on any forward-looking statement and should consider all risk factors discussed in the 2025 Annual Report and any subsequent reports filed with the SEC by BNY pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY’s website or any other website referenced herein are not part of this report.
92 BNY

Part II – Other Information

Item 1. Legal Proceedings.
The information required by this Item is set forth in the “Legal proceedings” section in Note 15 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the first quarter of 2026. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – first quarter of 2026			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2026
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
January 2026	1,378	$120.58	1,378	$1,631
February 2026	5,702	118.86	5,702	953
March 2026	1,177	118.26	1,177	814
First quarter of 2026 (a)	8,257	$119.06	8,257	$814	(b)
(a)    Includes 2.7 million shares repurchased at a purchase price of $312 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $119.77.
(b)    Represents the maximum value of the shares to be repurchased under the share repurchase plan announced in April 2024 and includes shares repurchased in connection with employee benefit plans.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. In April 2026, we announced a new share repurchase authorization providing for the repurchase of $10.0 billion of common shares in addition to any remaining capacity under the existing April 2024 authorization.

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
Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.
BNY 93

Index to Exhibits

Exhibit	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Aug. 1, 2016, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series H Noncumulative Perpetual Preferred Stock, dated Nov. 2, 2020.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 3, 2020, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 18, 2021, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 10, 2025, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 14, 2025, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series L Noncumulative Perpetual Preferred Stock, dated Sept. 9, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Sept. 10, 2025, and incorporated herein by reference.
3.10	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series M Noncumulative Perpetual Preferred Stock, dated March 4, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 5, 2026, and incorporated herein by reference.
3.11	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 31, 2025.	Previously filed as Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) on Oct. 31, 2025, and incorporated herein by reference.
94 BNY

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2026. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY 95

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 1, 2026	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

96 BNY