Form 10-Q
period 2026-06-30
Bank of New York Mellon Corp
filed 2026-07-31
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BNY	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV	BNY/P	New York Stock Exchange
(fully and unconditionally guaranteed by The Bank of New York Mellon Corporation)
Depositary Shares, each representing a 1/4,000th interest in a share of Series K Noncumulative	BNY PRK	New York Stock Exchange
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

As of June 30, 2026, 678,504,142 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2026 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key second quarter 2026 and subsequent events	4
Highlights of second quarter 2026 results	4
Fee and other revenue	6
Net interest income	8
Noninterest expense	11
Income taxes	11
Review of business segments	11
Critical accounting estimates	20
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	44
Website information	45

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	46
Consolidated Comprehensive Income Statement (unaudited)	47
Consolidated Balance Sheet (unaudited)	48
Consolidated Statement of Cash Flows (unaudited)	49
Consolidated Statement of Changes in Equity (unaudited)	50

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,696	$1,562	$1,391	$3,258	$2,540
Basic earnings per share	$2.47	$2.26	$1.95	$4.73	$3.54
Diluted earnings per share	$2.45	$2.24	$1.93	$4.68	$3.51

Fee and other revenue	$4,252	$4,039	$3,825	$8,291	$7,458
Net interest income	1,446	1,370	1,203	2,816	2,362
Total revenue	$5,698	$5,409	$5,028	$11,107	$9,820

Return on common shareholders’ equity (annualized)	17.2%	16.1%	14.7%	16.6%	13.7%
Return on tangible common shareholders’ equity (annualized) – Non-GAAP (a)	31.3%	29.3%	27.8%	30.3%	26.0%

Fee revenue as a percentage of total revenue	71%	70%	72%	70%	72%

Non-U.S. revenue as a percentage of total revenue	37%	36%	36%	36%	35%

Pre-tax operating margin	39.8%	37.3%	36.6%	38.6%	34.2%

Net interest margin	1.45%	1.38%	1.27%	1.42%	1.29%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.45%	1.38%	1.27%	1.42%	1.29%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$62.6	$59.4	$55.8	$62.6	$55.8
Assets under management (“AUM”) at period end (in trillions) (d)	$2.2	$2.1	$2.1	$2.2	$2.1

Average common shares and equivalents outstanding (in thousands):
Basic	686,125	691,178	714,799	688,759	718,039
Diluted	692,223	698,164	720,007	695,514	723,826

Selected average balances:
Interest-earning assets	$397,635	$396,310	$375,542	$396,977	$365,172
Total assets	$464,770	$461,928	$438,608	$463,357	$427,289
Interest-bearing deposits	$259,221	$263,497	$250,688	$261,347	$242,586
Noninterest-bearing deposits	$54,815	$54,949	$49,610	$54,882	$48,880
Long-term debt	$31,029	$32,542	$31,805	$31,781	$31,512
Preferred stock	$5,274	$4,984	$5,331	$5,130	$4,949
Total The Bank of New York Mellon Corporation common shareholders’ equity	$39,535	$39,448	$37,892	$39,492	$37,438

Other information at period end:
Cash dividends per common share	$0.53	$0.53	$0.47	$1.06	$0.94
Common dividend payout ratio	22%	24%	25%	23%	27%
Common dividend yield (annualized)	1.5%	1.8%	2.1%	1.5%	2.1%
Closing stock price per common share	$144.61	$118.63	$91.11	$144.61	$91.11
Market capitalization	$98,118	$81,425	$64,254	$98,118	$64,254
Book value per common share	$58.82	$57.48	$54.76	$58.82	$54.76
Tangible book value per common share – Non-GAAP (a)	$32.81	$31.75	$29.57	$32.81	$29.57
Full-time employees	46,500	47,200	49,900	46,500	49,900
Common shares outstanding (in thousands)	678,504	686,379	705,241	678,504	705,241
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	June 30, 2026	Dec. 31, 2025
Average liquidity coverage ratio (“LCR”)	111%	112%
Average net stable funding ratio (“NSFR”)	130%	130%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.4%	13.0%
Tier 1 capital ratio	15.1	16.0
Total capital ratio	15.8	16.7
Standardized Approach:
CET1 ratio	11.0%	11.9%
Tier 1 capital ratio	13.4	14.6
Total capital ratio	14.2	15.4

Tier 1 leverage ratio	5.9%	6.0%
Supplementary leverage ratio (“SLR”)	6.3	6.7

BNY shareholders’ equity to total assets ratio	8.5%	9.4%
BNY common shareholders’ equity to total assets ratio	7.6	8.4
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $2.2 trillion at June 30, 2026, $2.1 trillion at March 31, 2026 and $2.0 trillion at June 30, 2025.
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

Overview

BNY is a global financial services platforms company at the heart of the world’s capital markets. For more than 240 years BNY has partnered alongside clients, using its expertise and platforms to help them operate more efficiently and accelerate growth. Today BNY serves over 90% of Fortune 100 companies and nearly all the top 100 banks globally. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals. As of June 30, 2026, BNY oversees $62.6 trillion in assets under custody and/or administration and $2.2 trillion in assets under management.

BNY is the corporate brand of The Bank of New York Mellon Corporation (NYSE: BNY). Headquartered in New York City, BNY has been named among Fortune’s World’s Most Admired Companies and Fast Company’s Best Workplaces for Innovators. Additional information is available on www.bny.com. Follow on LinkedIn or visit the BNY Newsroom for the latest company news.

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

Clearance and Collateral Management

Key second quarter 2026 and subsequent events

Increase in cash dividend on common stock

In July 2026, our Board of Directors approved a 19% increase in the quarterly cash dividend on our common stock, from $0.53 to $0.63 per share. The increased quarterly cash dividend is expected to be paid on Aug. 7, 2026.

Highlights of second quarter 2026 results

We reported net income applicable to common shareholders of $1.7 billion, or $2.45 per diluted common share, in the second quarter of 2026, including the impact of notable items. Notable items in the second quarter of 2026 include severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $1.7 billion (Non-GAAP), or $2.46 (Non-GAAP) per diluted common share, in the second quarter of 2026. Net income applicable to common shareholders was $1.4 billion, or $1.93 per diluted common share, in the second quarter of 2025,
4 BNY

including the impact of notable items. Notable items in the second quarter of 2025 include severance expense and reductions in litigation reserves and the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1.4 billion (Non-GAAP), or $1.94 (Non-GAAP) per diluted common share, in the second quarter of 2025.

The highlights below are based on the second quarter of 2026 compared with the second quarter of 2025, unless otherwise noted.
•Total revenue increased 13%, primarily reflecting:
•Fee revenue increased 11%, primarily reflecting net new business, higher market values and higher client activity, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue increased primarily reflecting improved seed capital results. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 20%, primarily reflecting the reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression. (See “Net interest income” on page 8.)
•The provision for credit losses was a benefit of $8 million, primarily reflecting improvements in commercial real estate exposure, partially offset by changes in macroeconomic and other factors. (See “Allowance for credit losses” on page 27.)
•Noninterest expense increased 7%, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings. (See “Noninterest expense” on page 11.)
•Effective tax rate of 21.0%. (See “Income taxes” on page 11.)
•Return on common shareholders’ equity (“ROE”) was 17.2% for the second quarter of 2026.
•Return on tangible common shareholders’ equity (“ROTCE”) was 31.3% (Non-GAAP) for the second quarter of 2026.

See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $62.6 trillion increased 12%, primarily reflecting higher market values and net client inflows, partially offset by the unfavorable impact of a stronger U.S. dollar.
•AUM of $2.2 trillion increased 6%, primarily reflecting higher market values, partially offset by the unfavorable impact of the stronger U.S. dollar and cumulative net outflows.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.0% at June 30, 2026, unchanged compared with March 31, 2026, reflecting capital generated through earnings, partially offset by capital returned through common stock repurchases and dividends and higher risk-weighted assets (“RWA”). (See “Capital” beginning on page 33.)
•Our Tier 1 leverage ratio was 5.9% at June 30, 2026, a decrease compared with March 31, 2026, primarily reflecting higher average assets. (See “Capital” beginning on page 33.)
•Returned $1.5 billion to common shareholders, including $1.1 billion of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue			%			%
(dollars in millions, unless otherwise noted)	2Q26	2Q25	change	YTD26	YTD25	change
Investment services fees	$2,909	$2,583	13%	$5,561	$4,994	11%
Investment management and performance fees (a)	796	758	5	1,581	1,497	6
Foreign exchange revenue	229	213	8	461	369	25
Financing-related fees	64	51	25	126	111	14
Distribution and servicing fees	38	36	6	75	73	3
Total fee revenue	4,036	3,641	11	7,804	7,044	11
Investment and other revenue	216	184	N/M	487	414	N/M
Total fee and other revenue	$4,252	$3,825	11%	$8,291	$7,458	11%

Fee revenue as a percentage of total revenue	71%	72%		70%	72%

AUC/A at period end (in trillions) (b)	$62.6	$55.8	12%
AUM at period end (in billions) (c)	$2,226	$2,106	6%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $2.2 trillion at June 30, 2026 and $2.0 trillion at June 30, 2025.
(c)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 11% compared with the second quarter of 2025, primarily reflecting higher investment services fees, investment management and performance fees and foreign exchange revenue.

Investment and other revenue increased $32 million compared with the second quarter of 2025, primarily reflecting improved seed capital results.

Investment services fees

Investment services fees increased 13% compared with the second quarter of 2025, primarily reflecting net new business, higher client activity and higher market values.

AUC/A totaled $62.6 trillion at June 30, 2026, an increase of 12% compared with June 30, 2025, primarily reflecting higher market values and net client inflows, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 39% equity securities and 61% fixed income securities at June 30, 2026, and 37% equity securities and 63% fixed income securities at June 30, 2025.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.

Investment management and performance fees

Investment management and performance fees increased 5% compared with the second quarter of 2025, primarily reflecting higher market values, partially offset by the mix of AUM flows. Performance fees were $3 million in the second quarter of 2026 and $10 million in the second quarter of 2025. On a constant currency basis, investment management and performance fees increased 5% (Non-GAAP) compared with the second quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $2.2 trillion at June 30, 2026, an increase of 6% compared with June 30, 2025, primarily reflecting higher market values, partially offset by the unfavorable impact of the stronger U.S. dollar and cumulative net outflows.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized
6 BNY

on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 8% compared with the second quarter of 2025, primarily reflecting higher client volumes, partially offset by the impact of corporate treasury activity. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees increased 25% compared with the second quarter of 2025, primarily reflecting higher underwriting fees.

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

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	2Q26	2Q25	YTD26	YTD25
Income (loss) from consolidated investment management funds	$60	$35	$54	$41
Seed capital gains (losses) (a)	12	8	9	2
Other trading revenue	59	59	153	130
Renewable energy investments gains	11	15	55	30
Corporate/bank-owned life insurance	43	35	91	73
Other investments gains (losses) (b)	19	26	127	50
Disposal gains (losses)	—	—	—	40
Expense reimbursements from joint venture	31	34	63	65
Other income	6	7	10	18
Net investment securities gains (losses)	(25)	(35)	(75)	(35)
Total investment and other revenue	$216	$184	$487	$414
(a)    Includes gains (losses) on investments in BNY funds which hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

The increase in total investment and other revenue compared with the second quarter of 2025 primarily reflects improved seed capital results.

Year-to-date 2026 compared with year-to-date 2025

Fee revenue increased 11% compared with the first six months of 2025, primarily reflecting higher investment services fees, foreign exchange revenue and investment management and performance fees. The 11% increase in investment services fees
BNY 7

primarily reflects net new business, higher client activity and higher market values. Investment management and performance fees increased 6%, primarily reflecting higher market values, partially offset by the mix of AUM flows. The 25% increase in foreign exchange revenue primarily reflects higher client volumes.
Investment and other revenue increased $73 million compared with the first six months of 2025, primarily reflecting investment-related gains and improved seed capital results, partially offset by higher net investment securities losses and the impact of a disposal gain recorded in the first six months of 2025.

Net interest income

Net interest income			%				%
(dollars in millions)	2Q26	2Q25	change		YTD26	YTD25	change
Net interest income	$1,446	$1,203	20%		$2,816	$2,362	19%
Add: Tax equivalent adjustment	—	1	N/M		—	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,446	$1,204	20%		$2,816	$2,363	19%

Average interest-earning assets	$397,635	$375,542	6%		$396,977	$365,172	9%

Net interest margin	1.45%	1.27%	18	bps	1.42%	1.29%	13	bps
Net interest margin (FTE) – Non-GAAP (a)	1.45%	1.27%	18	bps	1.42%	1.29%	13	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 20% compared with the second quarter of 2025, primarily reflecting the reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression.

Net interest margin increased 18 basis points compared with the second quarter of 2025, primarily reflecting the factors mentioned above.

Average interest-earning assets increased 6% compared with the second quarter of 2025, primarily reflecting higher average loan balances and average investment securities, partially offset by lower average interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the second quarter of 2026. Approximately 50% of the average non-U.S. dollar deposits in the second quarter of 2026 were euro-denominated.

Year-to-date 2026 compared with year-to-date 2025

Net interest income increased 19% compared with the first six months of 2025, primarily driven by the reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 9% compared with the first six months of 2025, primarily reflecting higher average loan balances and average investment securities.

8 BNY

Average balances and interest rates	Quarter ended
	June 30, 2026			June 30, 2025
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$89,954	$721	3.17%	$99,426	$937	3.73%
Interest-bearing deposits with banks	12,657	79	2.49	11,199	87	3.10
Federal funds sold and securities purchased under resale agreements (a)	45,056	2,598	23.13	39,522	3,176	32.23
Investment securities:
U.S. government obligations	36,407	325	3.59	29,279	265	3.63
U.S. government agency obligations	65,096	558	3.43	62,874	529	3.36
Other securities	54,853	480	3.50	54,610	487	3.58
Total investment securities	156,356	1,363	3.49	146,763	1,281	3.49
Trading securities (b)	8,025	90	4.51	7,367	90	4.84
Loans	85,587	1,089	5.10	71,265	1,032	5.81
Total interest-earning assets (b)	$397,635	$5,940	5.98%	$375,542	$6,603	7.03%
Noninterest-earning assets	67,135			63,066
Total assets	$464,770			$438,608

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$259,221	$1,504	2.33%	$250,688	$1,840	2.95%
Federal funds purchased and securities sold under repurchase agreements (a)	28,629	2,393	33.52	17,485	2,875	65.95
Trading liabilities	2,271	26	4.47	2,821	35	4.94
Payables to customers and broker-dealers	17,957	166	3.72	15,494	162	4.19
Commercial paper	1,772	18	4.13	2,511	29	4.56
Other borrowed funds	415	4	4.24	432	6	5.06
Long-term debt	31,029	383	4.88	31,805	452	5.64
Total interest-bearing liabilities	$341,294	$4,494	5.28%	$321,236	$5,399	6.74%
Total noninterest-bearing deposits	54,815			49,610
Other noninterest-bearing liabilities	23,330			24,073
Total liabilities	419,439			394,919
Total The Bank of New York Mellon Corporation shareholders’ equity	44,809			43,223
Noncontrolling interests	522			466
Total liabilities and equity	$464,770			$438,608
Net interest income (FTE) – Non-GAAP (b)(c)		$1,446			$1,204
Net interest margin (FTE) – Non-GAAP (b)(c)			1.45%			1.27%
Less: Tax equivalent adjustment		—			1
Net interest income – GAAP		$1,446			$1,203
Net interest margin – GAAP			1.45%			1.27%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $234 billion for the second quarter of 2026 and $247 billion for the second quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 3.74% for the second quarter of 2026 and 4.45% for the second quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 3.66% for the second quarter of 2026 and 4.36% for the second quarter of 2025. We believe providing rates excluding the impact of netting is useful to investors, as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 8 for the reconciliation of this Non-GAAP measure.

BNY 9

Average balances and interest rates	Year-to-date
	June 30, 2026			June 30, 2025
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$93,898	$1,502	3.18%	$92,769	$1,763	3.78%
Interest-bearing deposits with banks	12,355	147	2.40	10,644	171	3.23
Federal funds sold and securities purchased under resale agreements (a)	43,958	5,165	23.69	40,340	6,098	30.48
Investment securities:
U.S. government obligations	35,470	624	3.55	27,954	495	3.56
U.S. government agency obligations	64,538	1,084	3.36	63,192	1,048	3.32
Other securities	55,127	953	3.48	53,015	949	3.60
Total investment securities	155,135	2,661	3.44	144,161	2,492	3.47
Trading securities (b)	8,296	180	4.38	6,786	171	5.05
Loans	83,335	2,109	5.10	70,472	2,031	5.80
Total interest-earning assets (b)	$396,977	$11,764	5.96%	$365,172	$12,726	7.01%
Noninterest-earning assets	66,380			62,117
Total assets	$463,357			$427,289

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$261,347	$3,058	2.36%	$242,586	$3,562	2.96%
Federal funds purchased and securities sold under repurchase agreements (a)	24,069	4,691	39.30	17,525	5,485	63.11
Trading liabilities	2,417	53	4.31	2,444	58	4.78
Payables to customers and broker-dealers	17,798	317	3.60	15,320	319	4.20
Commercial paper	1,858	37	4.05	1,899	43	4.55
Other borrowed funds	370	8	4.57	360	10	5.41
Long-term debt	31,781	784	4.91	31,512	886	5.60
Total interest-bearing liabilities	$339,640	$8,948	5.31%	$311,646	$10,363	6.70%
Total noninterest-bearing deposits	54,882			48,880
Other noninterest-bearing liabilities	23,721			23,941
Total liabilities	418,243			384,467
Total The Bank of New York Mellon Corporation shareholders’ equity	44,622			42,387
Noncontrolling interests	492			435
Total liabilities and equity	$463,357			$427,289
Net interest income (FTE) – Non-GAAP (b)(c)		$2,816			$2,363
Net interest margin (FTE) – Non-GAAP (b)(c)			1.42%			1.29%
Less: Tax equivalent adjustment		—			1
Net interest income – GAAP		$2,816			$2,362
Net interest margin – GAAP			1.42%			1.29%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $233 billion for the first six months of 2026 and $236 billion for the first six months of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 3.76% for the first six months of 2026 and 4.45% for the first six months of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 3.68% for the first six months of 2026 and 4.37% for the first six months of 2025. We believe providing rates excluding the impact of netting is useful to investors as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 8 for the reconciliation of this Non-GAAP measure.

10 BNY

Noninterest expense

Noninterest expense			%			%
(dollars in millions)	2Q26	2Q25	change	YTD26	YTD25	change
Staff	$1,785	$1,768	1%	$3,673	$3,602	2%
Software and equipment	569	527	8	1,125	1,040	8
Professional, legal and other purchased services	441	388	14	829	754	10
Sub-custodian and clearing	162	150	8	313	281	11
Net occupancy	143	132	8	266	268	(1)
Distribution and servicing	76	63	21	149	128	16
Business development	68	53	28	118	101	17
Bank assessment charges	32	22	N/M	56	60	N/M
Amortization of intangible assets	10	11	(9)	19	22	(14)
Other	153	92	66	291	202	44
Total noninterest expense	$3,439	$3,206	7%	$6,839	$6,458	6%

Full-time employees at period-end	46,500	49,900	(7)%
N/M – Not meaningful.

Noninterest expense increased 7% compared with the second quarter of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Noninterest expense increased 6% compared with the first six months of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Income taxes

BNY recorded an income tax provision of $475 million (21.0% effective tax rate) in the second quarter of 2026 and $404 million (22.0% effective tax rate) in the second quarter of 2025. The income tax provision was $861 million (20.1% effective tax rate) in the first six months of 2026 and $704 million (20.9% effective tax rate) in the first six months of 2025.

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

BNY 11

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the second quarter of 2026. In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions line of business in the Market and Wealth Services business segment. Business segment results for the three- and six-months ended June 30, 2025 have been revised to reflect this change.

The results of our business segments may be influenced by client and other activities that vary by quarter. In the first quarter, staff expense typically increases, reflecting the vesting of long-term stock awards for retirement-eligible employees. The timing of our annual employee salary increases also impacts staff expense. The annual employee salary increases are effective in March. In the second quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments. In the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment and Wealth Management business segment, performance fees are typically higher in the fourth quarter, as that quarter represents the end of the measurement period for many of the performance fee-eligible relationships.
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

Fee revenue in the Investment and Wealth Management business segment, and, to a lesser extent, in the Securities Services and Market and Wealth Services business segments, is impacted by global market fluctuations. At June 30, 2026, we estimated that a 5% change in global equity markets, spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.05 to $0.08.

See Note 16 of the Notes to Consolidated Financial Statements for the consolidating schedules, which show the contribution of our business segments to our overall profitability.
12 BNY

Securities Services business segment

			%			%
(dollars in millions, unless otherwise noted)	2Q26	2Q25	change	YTD26	YTD25	change
Revenue:
Investment services fees:
Asset Servicing (a)	$1,209	$1,082	12%	$2,379	$2,132	12%
Issuer Services	463	376	23	741	643	15
Total investment services fees	1,672	1,458	15	3,120	2,775	12
Foreign exchange revenue	203	175	16	399	311	28
Other fees (b)	77	60	28	151	125	21
Total fee revenue	1,952	1,693	15	3,670	3,211	14
Investment and other revenue	94	94	N/M	297	234	N/M
Total fee and other revenue	2,046	1,787	14	3,967	3,445	15
Net interest income	782	675	16	1,539	1,305	18
Total revenue	2,828	2,462	15	5,506	4,750	16
Provision for credit losses	(5)	(13)	N/M	(16)	(5)	N/M
Noninterest expense (a)	1,722	1,605	7	3,370	3,174	6
Income before income taxes (a)	$1,111	$870	28%	$2,152	$1,581	36%

Pre-tax operating margin (a)	39.3%	35.3%		39.1%	33.3%

Securities lending revenue (c)	$78	$56	39%	$150	$108	39%

Total revenue by line of business:
Asset Servicing (a)	$2,121	$1,858	14%	$4,291	$3,632	18%
Issuer Services	707	604	17	1,215	1,118	9
Total revenue by line of business	$2,828	$2,462	15%	$5,506	$4,750	16%

Selected average balances:
Average loans	$13,180	$11,327	16%	$12,725	$11,337	12%
Average deposits (a)	$194,183	$185,823	4%	$195,976	$180,865	8%

Selected metrics:
AUC/A at period end (in trillions) (a)(d)	$45.3	$39.9	14%
Market value of securities on loan at period end (in billions) (e)	$645	$516	25%

Issuer Services:
Total debt serviced at period end (in trillions)	$15.2	$14.3	6%
Number of Depositary Receipts programs at period end	1,655	1,568	6%
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business to the Wealth Solutions line of business in the Market and Wealth Services business segment. Prior period amounts were revised for comparability.
(b)    Other fees primarily include financing-related fees.
(c)    Included in investment services fees reported in the Asset Servicing line of business.
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $2.2 trillion at June 30, 2026 and $2.0 trillion at June 30, 2025.
(e)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $71 billion at June 30, 2026 and $68 billion at June 30, 2025.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers, with $45.3 trillion of AUC/A at June 30, 2026. For information on the drivers of the Securities Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody, fund administrator and front-to-back outsourcing service providers. We offer services for the safekeeping of assets in capital
BNY 13

markets globally as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities, data and analytics solutions and digital asset custody and administration services for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $6.7 trillion in 36 markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $45.3 trillion increased 14% compared with June 30, 2025, primarily reflecting higher market values and net client inflows, partially offset by the unfavorable impact of a stronger U.S. dollar.

Total revenue of $2.8 billion increased 15% compared with the second quarter of 2025. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $2.1 billion increased 14% compared with the second quarter of 2025, primarily reflecting higher net interest income, client activity, market values and foreign exchange revenue.

Issuer Services revenue of $707 million increased 17% compared with the second quarter of 2025, primarily reflecting higher Corporate Trust revenue.

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

Noninterest expense of $1.7 billion increased 7% compared with the second quarter of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $5.5 billion increased 16% compared with the first six months of 2025. Asset Servicing revenue of $4.3 billion increased 18% compared with the first six months of 2025, primarily reflecting higher net interest income and client activity, first quarter 2026 investment gains and higher foreign exchange revenue and market values. Issuer Services revenue of $1.2 billion increased 9%, primarily reflecting higher Corporate Trust revenue, partially offset by a first quarter 2025 disposal gain.

Noninterest expense of $3.4 billion increased 6% compared with the first six months of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

14 BNY

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)			%			%
	2Q26	2Q25	change	YTD26	YTD25	change
Revenue:
Investment services fees:
Wealth Solutions (a)	$551	$525	5%	$1,095	$1,040	5%
Payments and Trade	224	209	7	444	418	6
Clearance and Collateral Management	453	385	18	883	747	18
Total investment services fees	1,228	1,119	10	2,422	2,205	10
Foreign exchange revenue	34	30	13	70	59	19
Other fees (b)	71	63	13	141	128	10
Total fee revenue	1,333	1,212	10	2,633	2,392	10
Investment and other revenue	26	36	N/M	47	57	N/M
Total fee and other revenue	1,359	1,248	9	2,680	2,449	9
Net interest income	611	506	21	1,182	1,003	18
Total revenue	1,970	1,754	12	3,862	3,452	12
Provision for credit losses	(2)	(6)	N/M	(8)	(2)	N/M
Noninterest expense (a)	948	912	4	1,885	1,793	5
Income before income taxes (a)	$1,024	$848	21%	$1,985	$1,661	20%

Pre-tax operating margin (a)	52.0%	48.4%		51.4%	48.1%

Total revenue by line of business:
Wealth Solutions (a)	$806	$751	7%	$1,589	$1,482	7%
Payments and Trade	571	490	17	1,116	967	15
Clearance and Collateral Management	593	513	16	1,157	1,003	15
Total revenue by line of business	$1,970	$1,754	12%	$3,862	$3,452	12%

Selected average balances:
Average loans	$56,258	$44,262	27%	$54,599	$43,627	25%
Average deposits (a)	$102,606	$96,574	6%	$102,823	$94,253	9%

Selected metrics:
AUC/A at period end (in trillions) (a)(c)	$16.9	$15.6	8%

Wealth Solutions:
AUC/A at period end (in trillions) (a)	$3.6	$3.0	20%
Net new assets (U.S. platform) (in billions) (d)	$25	$(10)	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	391	334	17%
Average active clearing accounts (in thousands)	8,730	8,405	4%

Payments and Trade:
Average daily U.S. dollar payment volumes	260,275	246,250	6%

Clearance and Collateral Management:
Average collateral balances (in billions)	$8,199	$7,061	16%
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions line of business. Prior period amounts were revised for comparability.
(b)    Other fees primarily include financing-related fees.
(c)    Consists of AUC/A from the Clearance and Collateral Management and Wealth Solutions lines of business.
(d)    Net new assets represent net flows of assets (e.g., net cash deposits and net securities transfers, including dividends and interest) in customer accounts in Pershing LLC, a U.S. broker-dealer.
N/M – Not meaningful.

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Wealth Solutions, Payments and Trade and Clearance and
Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and
BNY 15

Wealth Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Wealth Solutions provides execution, clearing, custody and technology solutions, delivering operational support to broker-dealers, wealth managers and registered investment advisors (“RIAs”) globally.

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

Review of financial results

AUC/A of $16.9 trillion increased 8% compared with June 30, 2025, primarily reflecting net client inflows and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar.

Total revenue of $2.0 billion increased 12% compared with the second quarter of 2025. The drivers of total revenue by line of business are indicated below.

Wealth Solutions revenue of $806 million increased 7% compared with the second quarter of 2025, primarily reflecting higher net interest income, market values and client activity.

Payments and Trade revenue of $571 million increased 17% compared with the second quarter of 2025, primarily reflecting higher net interest income and net new business.

Clearance and Collateral Management revenue of $593 million increased 16% compared with the second quarter of 2025, primarily reflecting higher collateral balances, clearance volumes and net interest income.

Noninterest expense of $948 million increased 4% compared with the second quarter of 2025, primarily reflecting higher investments, revenue-related expenses and employee salary increases, partially offset by efficiency savings and the absence of second quarter 2025 litigation reserves.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $3.9 billion increased 12% compared with the first six months of 2025. Wealth Solutions revenue of $1.6 billion increased 7%, primarily reflecting higher net interest income, market values and client activity. Payments and Trade revenue of $1.1 billion increased 15%, primarily reflecting higher net interest income and net new business. Clearance and Collateral Management revenue of $1.2 billion increased 15%, primarily reflecting higher collateral balances, clearance volumes and net interest income.

Noninterest expense of $1.9 billion increased 5% compared with the first six months of 2025, primarily reflecting higher investments, revenue-related expenses and employee salary increases, partially offset by efficiency savings.
16 BNY

Investment and Wealth Management business segment

			%			%
(dollars in millions)	2Q26	2Q25	change	YTD26	YTD25	change
Revenue:
Investment management fees	$793	$748	6%	$1,578	$1,483	6%
Performance fees	3	10	N/M	4	15	N/M
Investment management and performance fees (a)	796	758	5	1,582	1,498	6
Distribution and servicing fees	71	69	3	141	137	3
Other fees (b)	(87)	(76)	N/M	(170)	(151)	N/M
Total fee revenue	780	751	4	1,553	1,484	5
Investment and other revenue (c)	29	9	N/M	28	14	N/M
Total fee and other revenue	809	760	6	1,581	1,498	6
Net interest income	54	41	32	107	82	30
Total revenue	863	801	8	1,688	1,580	7
Provision for credit losses	(5)	—	N/M	4	2	N/M
Noninterest expense	686	653	5	1,412	1,367	3
Income before income taxes	$182	$148	23%	$272	$211	29%

Pre-tax operating margin	21.1%	18.5%		16.1%	13.4%

Total revenue by line of business:
Investment Management	$577	$543	6%	$1,127	$1,061	6%
Wealth Management	286	258	11	561	519	8
Total revenue by line of business	$863	$801	8%	$1,688	$1,580	7%

Selected average balances:
Average loans	$14,410	$13,991	3%	$14,322	$13,765	4%
Average deposits	$9,691	$9,216	5%	$9,642	$9,565	1%
(a)    On a constant currency basis, investment management and performance fees increased 5% (Non-GAAP) compared with the second quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
N/M – Not meaningful.

BNY 17

AUM trends							2Q26 vs.
(dollars in billions)	2Q26	1Q26	4Q25	3Q25		2Q25	1Q26	2Q25
AUM by product type: (a)
Equity	$184	$172	$179	$180		$168	7%	10%
Fixed income	267	261	262	257		248	2	8
Index	549	497	517	512		488	10	13
Liability-driven investments	523	530	539	537		588	(1)	(11)
Multi-asset and alternative investments	193	181	186	181		173	7	12
Cash	510	485	495	475		441	5	16
Total AUM	$2,226	$2,126	$2,178	$2,142		$2,106	5%	6%

Changes in AUM: (a)
Beginning balance of AUM	$2,126	$2,178	$2,142	$2,106		$2,008
Net inflows (outflows):
Long-term strategies:
Equity	(6)	(4)	(4)	(8)		(3)
Fixed income	9	3	5	7		5
Liability-driven investments	(14)	1	(15)	(23)		—
Multi-asset and alternative investments	(1)	—	(1)	(1)		(4)
Total long-term active strategies inflows (outflows)	(12)	—	(15)	(25)		(2)
Index	(9)	(7)	(8)	(8)		(22)
Total long-term strategies inflows (outflows)	(21)	(7)	(23)	(33)		(24)
Short-term strategies:
Cash	24	(10)	20	34		7
Total net inflows (outflows)	3	(17)	(3)	1		(17)
Net market impact	94	(23)	40	30		70
Net currency impact	3	(12)	(1)	(10)		45
Other	—	—	—	15	(b)	—
Ending balance of AUM	$2,226	$2,126	$2,178	$2,142		$2,106	5%	6%

Wealth Management client assets (c)	$348	$339	$350	$348		$339	3%	3%
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

Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. Wealth Management has nearly 30 offices in the U.S. and internationally.

Review of financial results

AUM of $2.2 trillion as of June 30, 2026, increased 6% compared with June 30, 2025, primarily reflecting higher market values, partially offset by the unfavorable impact of the stronger U.S. dollar and cumulative net outflows.

Net long-term strategy outflows were $21 billion in the second quarter of 2026, driven by liability-driven, index and equity investments, partially offset by inflows of fixed income investments. Short-term strategy inflows were $24 billion in the second
18 BNY

quarter of 2026. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

Total revenue of $863 million increased 8% compared with the second quarter of 2025. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $577 million increased 6% compared with the second quarter of 2025, primarily reflecting higher market values and improved seed capital results, partially offset by the mix of AUM flows.

Wealth Management revenue of $286 million increased 11% compared with the second quarter of 2025, primarily reflecting higher market values and net interest income, partially offset by changes in product mix.

Revenue generated in the Investment and Wealth Management business segment included 28% from non-U.S. sources in the second quarter of 2026, compared with 29% in the second quarter of 2025.
Noninterest expense of $686 million increased 5% compared with the second quarter of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $1.7 billion increased 7% compared with the first six months of 2025. Investment Management revenue of $1.1 billion increased 6%, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows and lower performance fees. Wealth Management revenue of $561 million increased 8%, primarily reflecting higher market values and net interest income, partially offset by changes in product mix.

Noninterest expense of $1.4 billion increased 3% compared with the first six months of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Other segment

(in millions)	2Q26	2Q25	YTD26	YTD25
Fee revenue	$(29)	$(15)	$(52)	$(43)
Investment and other revenue	36	33	86	95
Total fee and other revenue	7	18	34	52
Net interest income (expense)	(1)	(19)	(12)	(28)
Total revenue	6	(1)	22	24
Provision for credit losses	4	2	5	6
Noninterest expense	83	36	172	124
(Loss) before income taxes	$(81)	$(39)	$(155)	$(106)

Average loans	$1,739	$1,685	$1,689	$1,743

See page 19 of our 2025 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue increased $7 million compared with the second quarter of 2025.

Noninterest expense increased $47 million compared with the second quarter of 2025, primarily reflecting higher staff expenses and the absence of lower litigation reserves in the second quarter of 2025.

BNY 19

Year-to-date 2026 compared with year-to-date 2025

Loss before income taxes increased $49 million compared with the first six months of 2025, primarily driven by higher noninterest expense. Noninterest expense increased $48 million compared with the first six months of 2025, primarily reflecting higher staff expenses and the absence of lower litigation reserves in the first six months of 2025.

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

In the second quarter of 2026, due to the results of the first quarter 2026 interim goodwill and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 6%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of June 30, 2026. The discount rate applied to these cash flows was 10%.

As of June 30, 2026, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by approximately 5%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

In the second quarter of 2026, we also performed our annual goodwill impairment test on the remaining six reporting units using an income approach to estimate fair values of each reporting unit. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2026. As a result of the annual goodwill impairment test, no goodwill impairment was recognized. The fair values of the Company’s remaining six reporting units were substantially in excess of the respective reporting units’ carrying values.

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
20 BNY

the competing needs of maintaining sufficient levels of liquidity and complying with applicable regulations and supervisory expectations while optimizing profitability.

At June 30, 2026, total assets were $525 billion, compared with $472 billion at Dec. 31, 2025. The increase in total assets was primarily driven by higher interest-bearing deposits with the Federal Reserve and other central banks, loans and investment securities. Deposits totaled $371 billion at June 30, 2026, compared with $332 billion at Dec. 31, 2025. The increase primarily reflects higher noninterest-bearing deposits. Total interest-bearing deposits as a percentage of total interest-earning assets were 63% at June 30, 2026 and 66% at Dec. 31, 2025.

At June 30, 2026, available funds totaled $208 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $176 billion at Dec. 31, 2025. Total available funds as a percentage of total assets were 40% at June 30, 2026 and 37% at Dec. 31, 2025. For additional information on our available funds, see “Liquidity and dividends.”

Investment securities were $156 billion, or 30% of total assets, at June 30, 2026, compared with $150 billion, or 32% of total assets, at Dec. 31, 2025. The increase primarily reflects higher agency residential mortgage-backed securities (“RMBS”) and U.S. Treasury securities, partially offset by lower non-U.S. government securities and unrealized pre-tax losses in the first six months of 2026. For additional information on our investment securities portfolio, see “Investment securities” and Note 2 of the Notes to Consolidated Financial Statements.

Loans were $89 billion, or 17% of total assets, at June 30, 2026, compared with $81 billion, or 17% of total assets, at Dec. 31, 2025. The increase was primarily driven by higher margin loans, financial institutions loans and overdrafts. For additional information on our loan portfolio, see “Loans” and Note 3 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $30 billion at June 30, 2026 and $32 billion at Dec. 31, 2025. Maturities, redemptions and a decrease in the fair value of hedged long-term debt were partially offset by issuances. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $45 billion at June 30, 2026 and $44 billion at Dec. 31, 2025. For additional information, see “Capital.”

Country risk exposure

The following table presents BNY’s top 10 exposures by country (excluding the U.S.) as of June 30, 2026, as well as certain countries with higher risk profiles. The exposure is presented on an internal risk management basis and has not been reduced by the allowance for credit losses. We monitor our exposure to these and other countries as part of our internal country risk management process.

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
BNY 21

Country risk exposure at June 30, 2026	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Investment securities (b)	Other (c)
Top 10 country exposure:
Germany	$19.4	$0.3		$0.7	$3.6	$0.3	$24.3
United Kingdom (“UK”)	11.0	0.3		2.3	6.9	2.6	23.1
Japan	6.4	1.0		—	0.4	0.3	8.1
Canada	—	1.0		0.1	3.9	1.8	6.8
Netherlands	1.3	—		0.4	3.2	0.4	5.3
South Korea	—	0.3		2.7	0.2	1.4	4.6
Luxembourg	0.2	0.4		1.3	—	2.6	4.5
Belgium	1.4	1.4		0.1	1.4	0.1	4.4
France	—	0.1		0.2	2.9	0.2	3.4
Ireland	0.1	0.3		0.5	—	2.5	3.4
Total Top 10 country exposure	$39.8	$5.1		$8.3	$22.5	$12.2	$87.9	(d)

Select country exposure:
Brazil	$—	$—		$1.3	$0.1	$0.1	$1.5
Russia	—	1.6	(e)	—	—	—	1.6
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

Russian securities included in our AUC/A and AUM at June 30, 2026 continue to be insignificant as a percentage of the total AUC/A and AUM, respectively. We will continue to work with multinational clients that depend on our custody and recordkeeping services to manage their exposures.

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

22 BNY

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio	March 31, 2026	2Q26 change in unrealized gain (loss)	June 30, 2026		Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$49,103	$(60)	$52,200	$49,595	95%	$(2,605)		24%	100%	—%	—%	—%	—%
U.S. Treasury	35,783	(59)	36,117	35,851	99	(266)		42	100	—	—	—	—
Non-U.S. government (d)	33,435	120	33,051	32,911	100	(140)		24	82	18	—	—	—
Agency commercial mortgage-backed securities (“MBS”)	9,380	(1)	9,477	9,253	98	(224)		44	100	—	—	—	—
Collateralized loan obligations	8,337	16	8,842	8,846	100	4		100	100	—	—	—	—
Foreign covered bonds (e)	8,707	31	8,594	8,571	100	(23)		38	100	—	—	—	—
U.S. government agencies	4,003	1	4,047	3,875	96	(172)		28	100	—	—	—	—
Non-agency commercial MBS	2,094	4	2,049	1,967	96	(82)		45	100	—	—	—	—
Non-agency RMBS	1,529	3	1,637	1,524	93	(113)		49	100	—	—	—	—
Other asset-backed securities	347	(1)	334	313	94	(21)		20	100	—	—	—	—
Other debt securities	11	—	11	11	100	—		—	—	—	—	—	100
Total investment securities	$152,729	$54	$156,359	$152,717	98%	$(3,642)	(f)	35%	96%	4%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $1,280 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, Germany, France, the Netherlands and Canada.
(e)    Primarily consists of exposure to Canada, the UK, Germany, Australia, the Netherlands and Belgium.
(f)    At June 30, 2026, includes a pre-tax net unrealized loss of $703 million related to available-for-sale securities, net of hedges, and $2,939 million related to held-to-maturity securities. The after-tax unrealized loss, net of hedges, related to available-for-sale securities was $532 million and the after-tax unrealized loss related to held-to-maturity securities was $2,242 million.

The fair value of our investment securities portfolio was $152.7 billion at June 30, 2026, compared with $147.5 billion at Dec. 31, 2025. The increase primarily reflects higher agency RMBS and U.S. Treasury securities, partially offset by lower non-U.S. government securities and unrealized pre-tax losses in the first six months of 2026.

At June 30, 2026, the investment securities portfolio had a net unrealized loss, including the impact of related hedges, of $3.6 billion, compared with $3.0 billion at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates.

The fair value of the available-for-sale securities totaled $107.4 billion at June 30, 2026, or 70% of the investment securities portfolio. The fair value of the held-to-maturity securities totaled $45.3 billion at June 30, 2026, or 30% of the investment securities portfolio.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $532 million at June 30, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

At June 30, 2026, 96% of the investment securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2025.

See Note 2 of the Notes to Consolidated Financial Statements for the pre-tax net investment securities gains (losses) by security type. See Note 12 of the Notes to Consolidated Financial Statements for investment securities by level in the fair value hierarchy.

BNY 23

The following table presents the net premium (discount) and net amortization (accretion) related to the investment securities portfolio.

Net premium (discount) and net amortization (accretion) related to the investment securities portfolio (a)
(in millions)	2Q26	2Q25
Net purchase premium (discount) that is amortizable (accretable)	$(2,937)	$(1,289)
Net amortization (accretion) (b)	$(106)	$(45)
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income and is recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, net (accretion) was $(154) million in the second quarter of 2026 and $(105) million in the second quarter of 2025.

Loans

Total exposure – consolidated	June 30, 2026			Dec. 31, 2025
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$15.3	$29.0	$44.3	$13.3	$30.3	$43.6
Commercial	1.8	13.4	15.2	1.7	12.9	14.6
Wealth management loans	9.8	0.7	10.5	9.5	0.8	10.3
Wealth management mortgages	8.7	0.2	8.9	8.6	0.2	8.8
Commercial real estate	6.7	3.4	10.1	6.7	3.2	9.9
Other residential mortgages	1.7	—	1.7	1.8	—	1.8
Overdrafts	4.1	—	4.1	2.8	—	2.8
Capital call financing	5.5	3.4	8.9	5.3	3.5	8.8
Other	4.9	—	4.9	4.6	—	4.6
Margin loans	30.2	0.3	30.5	26.3	0.3	26.6
Total	$88.7	$50.4	$139.1	$80.6	$51.2	$131.8

At June 30, 2026, our total lending-related exposure was $139.1 billion, an increase of 6%, compared with Dec. 31, 2025, primarily reflecting higher margin loans, overdrafts and exposure in the financial institutions and commercial portfolios.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 43% of our total exposure at June 30, 2026 and 44% at Dec. 31, 2025. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	June 30, 2026					Dec. 31, 2025
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$4.1	$12.7	$16.8	100%	98%	$3.5	$15.1	$18.6
Banks	8.6	1.9	10.5	85	93	7.7	1.6	9.3
Asset managers	1.9	8.3	10.2	98	64	1.8	7.6	9.4
Insurance	—	4.3	4.3	100	8	—	4.5	4.5
Government	—	0.8	0.8	100	—	—	0.6	0.6
Other	0.7	1.0	1.7	100	21	0.3	0.9	1.2
Total	$15.3	$29.0	$44.3	96%	75%	$13.3	$30.3	$43.6
24 BNY

The financial institutions portfolio exposure was $44.3 billion at June 30, 2026, an increase of 2% compared with Dec. 31, 2025, primarily reflecting higher exposure in the banks, asset managers and other portfolios, partially offset by lower exposure in the securities industry portfolio.

Financial institution exposures are high-quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2026. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions, which are continually evaluated and may change over time. For ratings of non-U.S. counterparties, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides, regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

The exposure to financial institutions is generally short term, with 75% of the exposures at June 30, 2026 expiring within one year. At June 30, 2026, 21% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2025.

In addition, 59% of the financial institutions exposure was secured at June 30, 2026. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At June 30, 2026, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $9.1 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 21% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

Our banks portfolio exposure primarily relates to our global trade finance. These exposures are short-term in nature, with 93% due in less than one year. The investment grade percentage of our banks exposure was 85% at June 30, 2026, compared with 83% at Dec. 31, 2025. Our non-investment grade exposures are primarily trade finance loans in Brazil.

The asset managers portfolio exposure is high quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2026. These exposures are generally short-term liquidity facilities, with the majority to regulated mutual funds.

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	June 30, 2026					Dec. 31, 2025
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.4	$5.2	100%	35%	$0.7	$4.0	$4.7
Services and other	0.9	3.8	4.7	97	28	0.8	4.0	4.8
Energy and utilities	0.1	4.4	4.5	96	7	0.2	4.1	4.3
Media and telecom	—	0.8	0.8	89	27	—	0.8	0.8
Total	$1.8	$13.4	$15.2	97%	24%	$1.7	$12.9	$14.6

The commercial portfolio exposure was $15.2 billion at June 30, 2026, an increase of 4% compared with Dec. 31, 2025, reflecting higher exposure in the manufacturing and energy and utilities portfolios.

Our credit strategy is to focus on investment grade clients that are active users of our non-credit services.
The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	June 30, 2026	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025
Financial institutions	96%	97%	96%	96%	96%
Commercial	97%	96%	97%	96%	95%
BNY 25

Wealth management loans

Our wealth management loan exposure was $10.5 billion at June 30, 2026, compared with $10.3 billion at Dec. 31, 2025. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $8.9 billion at June 30, 2026, compared with $8.8 billion at Dec. 31, 2025. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at June 30, 2026.

At June 30, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 12%; Massachusetts – 8%; and other – 46%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	June 30, 2026		Dec. 31, 2025
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.5	88%	$4.2	87%
Office	2.4	73	2.4	74
Mixed use	0.8	28	0.8	28
Retail	0.7	48	0.8	55
Healthcare	0.7	39	0.6	35
Hotels	0.6	37	0.6	38
Other	0.4	61	0.5	63
Total commercial real estate	$10.1	69%	$9.9	69%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.1 billion at June 30, 2026 and $9.9 billion at Dec. 31, 2025. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At June 30, 2026, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.
At June 30, 2026, our commercial real estate portfolio consisted of the following concentrations: New York metro – 34%; REITs and real estate operating companies – 31%; and other – 35%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.7 billion at June 30, 2026, compared with $1.8 billion at Dec. 31, 2025.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and are generally repaid within two business days.

26 BNY

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ rights to call capital.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

Margin loan exposure of $30.5 billion at June 30, 2026, compared with $26.6 billion at Dec. 31, 2025, was collateralized with marketable securities.
Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $14 billion at June 30, 2026 and $12 billion at Dec. 31, 2025, related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table presents the changes in our allowance for credit losses.

Allowance for credit losses activity	Quarter ended		Year-to-date
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(dollars in millions)
Beginning balance of allowance for credit losses	$347	$401	$344	$392
Provision for credit losses	(8)	(17)	(15)	1
Net (charge-offs) recoveries:
Loans:
Other residential mortgages	1	—	1	1
Commercial real estate	—	(5)	11	(15)
Other financial instruments	(1)	—	(2)	—
Net (charge-offs) recoveries	—	(5)	10	(14)
Ending balance of allowance for credit losses	$339	$379	$339	$379

Allowance for loan losses	$222	$275	$222	$275
Allowance for lending-related commitments	90	70	90	70
Allowance for other financial instruments (a)	27	34	27	34
Total allowance for credit losses	$339	$379	$339	$379

Total loans, at period end	$88,741	$73,096	$88,741	$73,096

Allowance for loan losses as a percentage of total loans	0.25%	0.38%	0.25%	0.38%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.35%	0.47%	0.35%	0.47%
(a)    Includes allowance for credit losses on federal funds sold and securities purchased under resale agreements, available-for-sale securities, held-to-maturity securities, accounts receivable, cash and due from banks and interest-bearing deposits with banks.

The provision for credit losses was a benefit of $8 million in the second quarter of 2026, primarily reflecting improvements in commercial real estate exposure, partially offset by changes in the macroeconomic and other factors.

The allowance for loan losses and the allowance for lending-related commitments represent management’s estimate of lifetime expected losses in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. To the extent that actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” in our 2025 Annual Report, we have allocated our allowance for loans and lending-related commitments as presented below.
BNY 27

Allocation of allowance for loan losses and lending-related commitments (a)
	June 30, 2026		Dec. 31, 2025		June 30, 2025
(dollars in millions)	$	%	$	%	$	%
Commercial real estate	$222	71%	$262	82%	$291	84%
Financial institutions	42	13	25	8	25	7
Commercial	15	5	10	3	13	4
Capital call financing	12	4	8	2	7	2
Wealth management mortgages	8	3	7	2	6	1
Wealth management loans	8	3	5	2	1	1
Other residential mortgages	5	1	2	1	2	1
Total	$312	100%	$319	100%	$345	100%
(a)    The allowance allocated to margin loans, overdrafts and other loans was insignificant at June 30, 2026, Dec. 31, 2025 and June 30, 2025. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $45 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $77 million. Our multi-scenario-based macroeconomic forecast used in determining the June 30, 2026 allowance for credit losses consisted of three scenarios. The baseline scenario projects positive, but declining gross domestic product (“GDP”) growth through 2026 before moderating, and largely stable unemployment and commercial real estate prices through 2026. The upside scenario includes positive, but declining GDP growth through 2026 before moderating, steadily decreasing unemployment through 2026 and slightly increasing commercial real estate prices through 2026 compared with the baseline scenario. The downside scenario contemplates negative GDP growth, rapidly increasing unemployment, and a sharp decline in commercial real estate prices through 2026 compared with the baseline scenario. At June 30, 2026, we placed the largest and equal weighting on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at June 30, 2026, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $99 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2026	Dec. 31, 2025
(dollars in millions)
Nonperforming loans:
Wealth management mortgages	$16	$17
Other residential mortgages	15	17
Commercial real estate	—	106
Total nonperforming loans	31	140
Other assets owned	2	3
Total nonperforming assets	$33	$143
Nonperforming assets ratio	0.04%	0.18%
Allowance for loan losses/nonperforming loans	716.1	175.0
Allowance for loan losses/nonperforming assets	672.7	171.3
Allowance for loan losses and lending-related commitments/nonperforming loans	1,006.5	227.9
Allowance for loan losses and lending-related commitments/nonperforming assets	945.5	223.1

Nonperforming assets decreased $110 million compared with Dec. 31, 2025, primarily reflecting lower nonperforming commercial real estate loans.

28 BNY

Deposits

Total deposits were $370.5 billion at June 30, 2026, an increase of 12%, compared with $331.9 billion at Dec. 31, 2025. Total deposits increased reflecting higher noninterest-bearing deposits.

Noninterest-bearing deposits were $86.3 billion at June 30, 2026, compared with $60.0 billion at Dec. 31, 2025. Interest-bearing deposits were primarily demand deposits and totaled $284.2 billion at June 30, 2026, compared with $271.9 billion at Dec. 31, 2025.

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
BNY 29

The following table presents our total available funds at period end and on an average basis.

Available funds	June 30, 2026	Dec. 31, 2025	Average
(dollars in millions)			2Q26	2Q25	YTD26	YTD25
Cash and due from banks	$7,483	$5,111	$6,124	$5,042	$5,975	$4,883
Interest-bearing deposits with the Federal Reserve and other central banks	139,400	116,009	89,954	99,426	93,898	92,769
Interest-bearing deposits with banks	12,276	10,397	12,657	11,199	12,355	10,644
Federal funds sold and securities purchased under resale agreements	48,937	44,892	45,056	39,522	43,958	40,340
Total available funds	$208,096	$176,409	$153,791	$155,189	$156,186	$148,636
Total available funds as a percentage of total assets	40%	37%	33%	35%	34%	35%

Total available funds were $208.1 billion at June 30, 2026, compared with $176.4 billion at Dec. 31, 2025. The increase was primarily due to higher interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $28.7 billion for the first six months of 2026, compared with $22.2 billion for the first six months of 2025. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements.

Average interest-bearing domestic deposits were $159.0 billion for the first six months of 2026, compared with $145.3 billion for the first six months of 2025. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $102.3 billion for the first six months of 2026, compared with $97.3 billion for the first six months of 2025. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $17.8 billion for the first six months of 2026 and $15.3 billion for the first six months of 2025. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.8 billion for the first six months of 2026 and $31.5 billion for the first six months of 2025.

Average noninterest-bearing deposits increased to $54.9 billion for the first six months of 2026 from $48.9 billion for the first six months of 2025, primarily reflecting client activity.

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

30 BNY

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at June 30, 2026	Moody’s		S&P	Fitch		Morningstar DBRS

Parent:
Long-term senior debt	Aa3		A	AA-		AA
Subordinated debt	A2		A-	A		AA (low)
Preferred stock	Baa1		BBB	BBB+		A
Outlook – Parent	Stable		Stable	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-	AA+		AA (high)
Subordinated debt	NR		A	NR		NR
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)
Commercial paper	P-1		A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(a)	AA-	AA+	(a)	AA (high)
Long-term deposits	Aa1		AA-	AA+		AA (high)
Short-term deposits	P-1		A-1+	F1+		R-1 (high)

Outlook – Banks	Stable		Stable	Stable		Stable
(a)    Represents senior debt issuer default rating.
NR – Not rated.

Long-term debt totaled $30.4 billion at June 30, 2026 and $31.9 billion at Dec. 31, 2025. Maturities and redemptions of $4.2 billion and a decrease in the fair value of hedged long-term debt were partially offset by issuances of $3.1 billion. Long-term debt of $1.3 billion will mature in the remainder of 2026.

In June 2026, the Parent redeemed all outstanding shares of its Series H Noncumulative Perpetual Preferred Stock.

In July 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series N Noncumulative Perpetual Preferred Stock. Dividends will accrue at an annual rate of 6.150% to, but excluding, Sept. 20, 2031, and then at a floating rate equal to the five-year Treasury rate plus 1.868%. Holders of the Series N preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing Dec. 20, 2026.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At June 30, 2026 and Dec. 31, 2025, $1.3 billion and $2.5 billion of notes were outstanding, respectively. At June 30, 2026 and Dec. 31, 2025, $3.5 billion and $4.9 billion, respectively, of CDs were outstanding.
The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. Commercial paper outstanding was $4.8 billion and $2.0 billion at June 30, 2026 and Dec. 31, 2025, respectively. The average commercial paper outstanding was $1.9 billion for both the first six months of 2026 and the first six months of 2025.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements, both in our 2025 Annual Report. At June 30, 2026, nonbank subsidiaries of the Parent had liquid assets of approximately $4.4 billion.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the second quarter of 2026. Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million, and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $100 million. Both of these lines are
BNY 31

guaranteed by the Parent. Average borrowings across these lines were less than $1 million in the second quarter of 2026.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 71% of total revenue in the second quarter of 2026, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 117.7% at June 30, 2026 and 118.6% at Dec. 31, 2025, and was within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In May 2026, a quarterly dividend of $0.53 per common share was paid to common shareholders. Our common stock dividend payout ratio was 22% for the second quarter of 2026.

In July 2026, our Board of Directors approved a 19% increase in the quarterly cash dividend on our common stock, from $0.53 to $0.63 per share. The increased quarterly cash dividend is expected to be paid on Aug. 7, 2026.

In the second quarter of 2026, we repurchased 8.0 million common shares at an average price of $137.62 per common share, for a total cost of $1.1 billion.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	June 30, 2026	March 31, 2026
(dollars in billions)
Cash (a)	$138	$169
Securities (b)	113	115
Total consolidated HQLA (c)	$251	$284

Total consolidated HQLA – average (c)	$198	$212
Average consolidated LCR	111%	111%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $186 billion at June 30, 2026 and $223 billion at March 31, 2026, and averaged $142 billion for the second quarter of 2026 and $150 billion for the first quarter of 2026.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the second quarter of 2026.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated NSFR was 130% for the second quarter of 2026 and 131% for the first quarter of 2026.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the second quarter of 2026.

Statement of cash flows

The following summarizes the activity reflected on the consolidated statement of cash flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that, in
32 BNY

addition to the traditional cash flow analysis, the discussion related to liquidity and dividends and asset/liability management herein may provide more useful context in evaluating our liquidity position and related activity.

Net cash used for operating activities was $551 million in the six months ended June 30, 2026, compared with net cash provided by operating activities of $2.6 billion in the six months ended June 30, 2025. In the six months ended June 30, 2026, cash flows used for operating activities primarily resulted from changes in trading assets and liabilities and changes in accruals and other, net, partially offset by earnings. In the six months ended June 30, 2025, cash flows provided by operating activities primarily resulted from earnings and changes in trading assets and liabilities, partially offset by changes in accruals and other, net.

Net cash used for investing activities was $45.5 billion in the six months ended June 30, 2026, compared with $54.6 billion in the six months ended
June 30, 2025. In the six months ended June 30, 2026, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, loans and investment securities. In the six months ended June 30, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, investment securities and federal funds sold and securities purchased under resale agreements.

Net cash provided by financing activities was $49.5 billion in the six months ended June 30, 2026, compared with $54.4 billion in the six months ended June 30, 2025. In the six months ended June 30, 2026, net cash provided by financing activities primarily resulted from changes in deposits and changes in federal funds purchased and securities sold under repurchase agreements. In the six months ended June 30, 2025, net cash provided by financing activities primarily resulted from changes in deposits.

Capital

Capital data	June 30, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	8.5%	9.4%
BNY common shareholders’ equity to total assets ratio	7.6%	8.4%
Total BNY shareholders’ equity	$44,664	$44,313
Total BNY common shareholders’ equity	$39,910	$39,477
BNY tangible common shareholders’ equity – Non-GAAP (a)	$22,263	$21,777
Book value per common share	$58.82	$57.36
Tangible book value per common share – Non-GAAP (a)	$32.81	$31.64
Closing stock price per common share	$144.61	$116.09
Market capitalization	$98,118	$79,897
Common shares outstanding	678,504	688,236

Quarterly:
Cash dividends per common share	$0.53	$0.53
Common dividend payout ratio	22%	26%
Common dividend yield (annualized)	1.5%	1.8%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP measures.

The Bank of New York Mellon Corporation total shareholders’ equity was $44.7 billion at June 30, 2026 and $44.3 billion at Dec. 31, 2025. The increase primarily reflects capital generated through earnings, partially offset by capital returned through common stock repurchases and dividends.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. At March 31, 2026, the maximum amount yet to be purchased under this authorization was $814 million. In April 2026, we announced a new share repurchase authorization providing for the repurchase of $10.0 billion of common shares in addition to any remaining capacity under the existing April 2024 authorization. In the first six months of 2026, we repurchased 16.3 million
BNY 33

common shares at an average price of $128.20 per common share for a total cost of $2.1 billion.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $532 million at June 30, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

In June 2026, the Parent redeemed all outstanding shares of its Series H preferred stock.

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

In July 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series N Noncumulative Perpetual Preferred Stock. Holders of the Series N preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing Dec. 20, 2026.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies (“BHCs”) and banks, including BNY and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our U.S. bank subsidiaries and BNY must, among other things, qualify as “well capitalized.” As of June 30, 2026 and Dec. 31, 2025, BNY and our U.S. bank subsidiaries were “well capitalized.”

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
34 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2026					Dec. 31, 2025
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.4%	13.0%
Tier 1 capital ratio	6%		10		15.1	16.0
Total capital ratio	10		12		15.8	16.7
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.0%	11.9%
Tier 1 capital ratio	6%		10		13.4	14.6
Total capital ratio	10		12		14.2	15.4
Tier 1 leverage ratio	N/A	(c)	4		5.9	6.0
SLR (d)	N/A	(c)	3.5		6.3	6.7

The Bank of New York Mellon regulatory capital ratios: (b)(e)
CET1 ratio	6.5%		7%		14.6%	16.3%
Tier 1 capital ratio	8		8.5		14.6	16.3
Total capital ratio	10		10.5		14.8	16.6
Tier 1 leverage ratio	5		4		6.2	6.5
SLR (d)	3.5		3		7.1	7.7
(a)    Minimum requirements for June 30, 2026 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
(d)    The SLR is based on Tier 1 capital and total leverage exposure, which includes certain off-balance sheet exposures. On April 1, 2026, BNY and our insured depository institution subsidiaries adopted the enhanced supplementary leverage ratio final rule.
(e)    The Bank of New York Mellon’s effective capital ratios under the U.S. capital rules are the lower of the ratios as calculated under the Standardized and Advanced Approaches, which for the periods presented was the Standardized Approach.
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.0% at June 30, 2026 and 11.9% at Dec. 31, 2025. The decrease primarily reflects capital returned through common stock repurchases and dividends and higher RWAs, partially offset by capital generated through earnings.

The Tier 1 leverage ratio was 5.9% at June 30, 2026 and 6.0% at Dec. 31, 2025. The decrease primarily reflects higher average assets.

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
BNY 35

result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs, the average assets used for leverage capital purposes and leverage exposure used for SLR purposes.

Capital components and risk-weighted assets
	June 30, 2026	Dec. 31, 2025
(in millions)
CET1:
Common shareholders’ equity	$39,910	$39,477
Adjustments for:
Goodwill and intangible assets (a)	(17,647)	(17,700)
Net pension fund assets	(388)	(375)
Embedded goodwill	(250)	(258)
Deferred tax assets	(60)	(54)
Other	(1)	(4)
Total CET1	21,564	21,086
Other Tier 1 capital:
Preferred stock	4,754	4,836
Other	(7)	(13)
Total Tier 1 capital	$26,311	$25,909
Tier 2 capital:
Subordinated debt	$1,148	$1,148
Allowance for credit losses	339	344
Other	(6)	(11)
Total Tier 2 capital – Standardized Approach	1,481	1,481
Less: Allowance for credit losses	339	344
Total Tier 2 capital – Advanced Approaches	$1,142	$1,137
Total capital:
Standardized Approach	$27,792	$27,390
Advanced Approaches	$27,453	$27,046

Risk-weighted assets:
Standardized Approach	$196,108	$177,677
Advanced Approaches:
Credit Risk	$99,217	$91,942
Market Risk	4,520	4,201
Operational Risk	70,313	66,275
Total Advanced Approaches	$174,050	$162,418

Average assets for Tier 1 leverage ratio	$446,398	$432,803
Total leverage exposure for SLR	$416,773	$388,529
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	2Q26
(in millions)
CET1 – Beginning of period	$21,108
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,696
Goodwill and intangible assets, net of related deferred tax liabilities	10
Gross CET1 generated	1,706
Capital returned:
Common stock repurchases	(1,103)
Common stock dividends (a)	(371)
Total capital returned	(1,474)
Other comprehensive gain (loss):
Unrealized gain (loss) on assets available-for-sale	65
Foreign currency translation	(40)
Unrealized gain (loss) on cash flow hedges	6
Defined benefit plans	10
Total other comprehensive gain (loss)	41
Additional paid-in capital (b)	206
Other additions (deductions):
Net pension fund assets	(7)
Embedded goodwill	4
Deferred tax assets	(7)
Other	(13)
Total other additions (deductions)	(23)
Net CET1 generated	456
CET1 – End of period	$21,564
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at June 30, 2026 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at June 30, 2026
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	5	bps	6	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	5		7
Advanced Approaches	6		9

Total capital:
Standardized Approach	5		7
Advanced Approaches	6		9

Tier 1 leverage	2		1

SLR	2		2
36 BNY

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

	As a % of RWAs (a)	As a % of total leverage exposure
Eligible external TLAC ratios	Regulatory minimum of 18% plus a buffer (b) equal to the sum of 2.5%, the method 1 G-SIB surcharge (currently 1%), and the countercyclical capital buffer, if any	Regulatory minimum of 7.5% plus a buffer (c) equal to 50% of the method 1 G-SIB surcharge (currently 1%)
Eligible external LTD ratios	Regulatory minimum of 6% plus the greater of the method 1 or method 2 G-SIB surcharge (currently 1.5%)	Regulatory minimum of 2.5% plus a buffer equal to 50% of the method 1 G-SIB surcharge (currently 1%)
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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	June 30, 2026
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	27.1%
As a percentage of total leverage exposure	7.5%	8.0%	12.8%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	12.6%
As a percentage of total leverage exposure	2.5%	3.0%	5.9%
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
BNY 37

•Previous moves in market risk factors may not produce accurate predictions of all future market moves.

See Note 14 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods using the historical simulation VaR model.

VaR (a)	2Q26			June 30, 2026
(in millions)	Average	Minimum	Maximum
Interest rate	$20.6	$17.3	$24.9	$22.9
Foreign exchange	21.6	18.5	25.3	23.5
Equity	0.1	—	0.8	0.1
Credit	1.2	0.9	1.6	1.6
Diversification	(40.6)	N/M	N/M	(44.5)
Overall portfolio	2.9	1.7	4.3	3.6

VaR (a)	2Q25			June 30, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$3.4	$2.6	$4.3	$3.0
Foreign exchange	3.7	2.4	5.2	2.7
Equity	0.2	0.1	1.6	0.1
Credit	1.4	0.9	2.4	1.5
Diversification	(6.1)	N/M	N/M	(5.0)
Overall portfolio	2.6	1.7	4.5	2.3

VaR (a)	YTD26
(in millions)	Average	Minimum	Maximum
Interest rate	$19.6	$14.2	$24.9
Foreign exchange	20.9	16.1	25.4
Equity	0.1	—	0.8
Credit	1.0	0.5	1.6
Diversification	(39.2)	N/M	N/M
Overall portfolio	2.4	1.0	4.3

VaR (a)	YTD25
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.1	$4.3
Foreign exchange	3.1	1.7	5.2
Equity	0.2	—	1.6
Credit	1.4	0.9	2.4
Diversification	(5.6)	N/M	N/M
Overall portfolio	2.1	1.3	4.5
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

During the second quarter of 2026, interest rate risk generated 47% of average gross VaR, foreign exchange risk generated 50% of average gross VaR, credit risk generated 3% of average gross VaR and equity risk generated less than 1% of average gross VaR. During the second quarter of 2026, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The shift in the number of trading days when trading revenue was
38 BNY

more than $5 million and between $2.5 and $5.0 million decreased compared with the first quarter of 2026 primarily reflecting lower results on seed capital hedges.

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	June 30, 2026	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025	June 30, 2025
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	1
$(2.5) – $0	—	1	—	2	2
$0 – $2.5	10	6	16	15	10
$2.5 – $5.0	30	22	32	31	28
More than $5.0	23	32	16	16	22
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $16.8 billion at June 30, 2026 and $14.3 billion at Dec. 31, 2025.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $5.3 billion at June 30, 2026 and $6.1 billion at Dec. 31, 2025.

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

At June 30, 2026, our OTC derivative assets, including those in hedging relationships, of $3.5 billion included a credit valuation adjustment (“CVA”) deduction of $6 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.7 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA increased by $1 million and the DVA increased by $2 million in the second quarter of 2026, which decreased investment and other revenue – other trading revenue by $1 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the second quarter of 2025.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	June 30, 2026		Dec. 31, 2025
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$2,885	98%	$1,078	95%
Non-investment grade	64	2%	62	5%
Total	$2,949	100%	$1,140	100%

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
BNY 39

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

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	June 30, 2026	March 31, 2026	June 30, 2025
Up 200 bps rate shock vs. baseline	$(110)	$7	$106
Up 100 bps rate shock vs. baseline	(16)	46	94
Long-term up 100 bps, short-term unchanged	113	107	98
Short-term up 100 bps, long-term unchanged	(129)	(61)	(4)
Long-term down 100 bps, short-term unchanged	(119)	(115)	(103)
Short-term down 100 bps, long-term unchanged	38	(13)	(79)
Down 100 bps rate shock vs. baseline	(81)	(128)	(182)
Down 200 bps rate shock vs. baseline	(247)	(333)	(419)

At June 30, 2026, the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income compared with March 31, 2026 and June 30, 2025, are more balanced overall, reflecting changes in balance sheet composition and interest rate positioning.

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

BNY has included revenue measures, excluding notable items, including a disposal gain. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Income before taxes, net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common shareholders’ equity, return on tangible common shareholders’ equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

Reconciliation of Non-GAAP measures, excluding notable items			%
(dollars in millions, except per share amounts)	2Q26	2Q25	change
Total revenue – GAAP	$5,698	$5,028	13%

Total noninterest expense – GAAP	$3,439	$3,206	7%
Less: Severance expense (a)	6	34
Litigation reserves (a)	2	(16)
FDIC special assessment (a)	—	(6)
Adjusted total noninterest expense – Non-GAAP	$3,431	$3,194	7%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,696	$1,391	22%
Less: Severance expense (a)	(5)	(27)
Litigation reserves (a)	(2)	16
FDIC special assessment (a)	—	5
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,703	$1,397	22%

Diluted earnings per common share – GAAP	$2.45	$1.93	27%
Less: Severance expense (a)	(0.01)	(0.04)
Litigation reserves (a)	—	0.02
FDIC special assessment (a)	—	0.01
Total diluted earnings per common share impact of notable items	(0.01)	(0.01)
Adjusted diluted earnings per common share – Non-GAAP	$2.46	$1.94	27%
(a)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.
BNY 41

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	2Q26	1Q26	2Q25	YTD26	YTD25
Income before taxes – GAAP	$2,267	$2,016	$1,839	$4,283	$3,361
Impact of notable items (a)	(8)	(14)	(12)	(22)	(12)
Adjusted income before taxes, excluding notable items – Non-GAAP	$2,275	$2,030	$1,851	$4,305	$3,373

Total revenue – GAAP	$5,698	$5,409	$5,028	$11,107	$9,820
Impact of notable items (a)	—	—	—	—	40
Adjusted total revenue, excluding notable items – Non-GAAP	$5,698	$5,409	$5,028	$11,107	$9,780

Pre-tax operating margin – GAAP (b)	39.8%	37.3%	36.6%	38.6%	34.2%
Adjusted pre-tax operating margin – Non-GAAP (b)	39.9%	37.5%	36.8%	38.8%	34.5%
(a)    See page 41 for details of notable items and line items impacted. Notable items in the first quarter of 2026 include severance expense, litigation reserves and an adjustment for the FDIC special assessment. Notable items in the first six months of 2025 include a disposal gain (reflected in investment and other revenue), severance expense, litigation reserves and adjustments for the FDIC special assessment.
(b)    Income before taxes divided by total revenue.

The following table presents the reconciliation of the return on common shareholders’ equity and tangible common shareholders’ equity.

Return on common shareholders’ equity and tangible common shareholders’ equity reconciliation	2Q26	1Q26	2Q25	YTD26	YTD25
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,696	$1,562	$1,391	$3,258	$2,540
Add: Amortization of intangible assets	10	9	11	19	22
Less: Tax impact of amortization of intangible assets	3	2	2	5	5
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,703	1,569	1,400	$3,272	$2,557
Impact of notable items (a)	(7)	(11)	(6)	(18)	(5)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,710	$1,580	$1,406	$3,290	$2,562

Average common shareholders’ equity	$39,535	$39,448	$37,892	$39,492	$37,438
Less: Average goodwill	16,768	16,774	16,748	16,771	16,682
Average intangible assets	2,809	2,819	2,850	2,814	2,849
Add: Deferred tax liability – tax deductible goodwill	1,225	1,226	1,236	1,225	1,236
Deferred tax liability – intangible assets	659	660	668	659	668
Average tangible common shareholders’ equity – Non-GAAP	$21,842	$21,741	$20,198	$21,791	$19,811

Return on common shareholders’ equity – GAAP (b)	17.2%	16.1%	14.7%	16.6%	13.7%
Adjusted return on common shareholders’ equity – Non-GAAP (b)	17.3%	16.2%	14.8%	16.7%	13.7%
Return on tangible common shareholders’ equity – Non-GAAP (b)	31.3%	29.3%	27.8%	30.3%	26.0%
Adjusted return on tangible common shareholders’ equity – Non-GAAP (b)	31.4%	29.5%	27.9%	30.4%	26.1%
(a)    See page 41 for details of notable items and line items impacted. Notable items in the first quarter of 2026 include severance expense, litigation reserves and an adjustment for the FDIC special assessment. Notable items in the first six months of 2025 include a disposal gain (reflected in investment and other revenue), severance expense, litigation reserves and adjustments for the FDIC special assessment.
(b)    Returns are annualized.

42 BNY

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	June 30, 2026	March 31, 2026	Dec. 31, 2025	June 30, 2025
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$44,664	$44,783	$44,313	$43,950
Less: Preferred stock	4,754	5,331	4,836	5,331
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	39,910	39,452	39,477	38,619
Less: Goodwill	16,731	16,734	16,767	16,823
Intangible assets	2,800	2,809	2,822	2,849
Add: Deferred tax liability – tax deductible goodwill	1,225	1,226	1,227	1,236
Deferred tax liability – intangible assets	659	660	662	668
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$22,263	$21,795	$21,777	$20,851

Period-end common shares outstanding (in thousands)	678,504	686,379	688,236	705,241

Book value per common share – GAAP	$58.82	$57.48	$57.36	$54.76
Tangible book value per common share – Non-GAAP	$32.81	$31.75	$31.64	$29.57

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			%
(dollars in millions)	2Q26	2Q25	change
Investment management and performance fees – GAAP	$796	$758	5%
Impact of changes in foreign currency exchange rates	—	1
Adjusted investment management and performance fees – Non-GAAP	$796	$759	5%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			%
(dollars in millions)	2Q26	2Q25	change
Investment management and performance fees – GAAP	$796	$758	5%
Impact of changes in foreign currency exchange rates	—	1
Adjusted investment management and performance fees – Non-GAAP	$796	$759	5%

BNY 43

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of June 30, 2026.

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarter ended March 31, 2026 and “Supervision and Regulation” in our 2025 Annual Report. The following discussion summarizes certain regulatory and other developments that may affect BNY.

Proposed Regulatory Rating Changes

On May 19, 2026, the Federal Financial Institutions Examination Council issued a notice of proposed rulemaking to revise the Uniform Financial Institutions Rating System, which supervisory agencies use to evaluate the safety and soundness of insured depository institutions. The proposal would place greater emphasis on factors that materially affect an institution’s financial condition and risk profile and less emphasis on concerns relating to policies and procedures. BNY is assessing the potential impact of the proposal.

Proposed Rescission of Climate-Related Disclosure Rules

On May 29, 2026, the Securities and Exchange Commission (the “SEC”) proposed to rescind the entirety of the climate-related disclosure rules it adopted in March 2024. The 2024 rules never went into force. BNY is monitoring the developments and assessing the potential impact of any final SEC action.

Proposed New York GENIUS Act Implementation

On June 9, 2026, the New York State Department of Financial Services proposed a rule to align New York’s framework for stablecoin issuers with the federal Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). The proposed rule mirrors federal requirements for, among other things, reserve assets, custody, and risk management standards. BNY is assessing the potential impact of the proposal.

44 BNY

Proposed Changes to Insured Depository Institution Resolution Planning

On June 25, 2026, the FDIC issued a notice of proposed rulemaking that would, among other things, significantly reduce the content required in FDIC resolution planning submissions, with an emphasis on collecting information that most directly supports the FDIC’s readiness to resolve a covered insured depository institution such as The Bank of New York Mellon. BNY is assessing the potential impact of the proposal.

Proposed Changes to Deposit Insurance Assessment Regulations

On June 25, 2026, the FDIC issued a notice of proposed rulemaking that would, among other things: (i) generally decrease the initial base deposit insurance assessment rate schedules for FDIC-insured institutions; and (ii) provide a resolution readiness adjustment for large or highly complex institutions if they successfully demonstrate the ability to populate a virtual data room and/or provide the FDIC temporary access to certain data and system to support the FDIC's readiness for resolution. BNY is assessing the potential impact of the proposal.

Proposed Changes to AML/CFT Program Requirements

On July 7, 2026, the Federal Reserve issued a notice of proposed rulemaking to revise the Anti-Money Laundering and Countering the Financing of Terrorism (“AML/CFT”) program requirements. The proposed rule would require institutions to establish and maintain a risk-based set of internal policies, procedures, and controls to address AML/CFT concerns. The proposal also would require institutions to revise their AML/CFT controls as their risk profiles change, and to concentrate on higher-risk activities and deprioritize lower-risk activities. The proposal invites comment on whether regulated entities should be permitted to share any information with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network related to AML/CFT supervisory and enforcement actions. BNY is assessing the potential impact of the proposal.

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
BNY 45

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended		Year-to-date
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,909	$2,583	$5,561	$4,994
Investment management and performance fees	796	758	1,581	1,497
Foreign exchange revenue	229	213	461	369
Financing-related fees	64	51	126	111
Distribution and servicing fees	38	36	75	73
Total fee revenue	4,036	3,641	7,804	7,044
Investment and other revenue	216	184	487	414
Total fee and other revenue	4,252	3,825	8,291	7,458
Net interest income
Interest income	5,940	6,602	11,764	12,725
Interest expense	4,494	5,399	8,948	10,363
Net interest income	1,446	1,203	2,816	2,362
Total revenue	5,698	5,028	11,107	9,820
Provision for credit losses	(8)	(17)	(15)	1
Noninterest expense
Staff	1,785	1,768	3,673	3,602
Software and equipment	569	527	1,125	1,040
Professional, legal and other purchased services	441	388	829	754
Sub-custodian and clearing	162	150	313	281
Net occupancy	143	132	266	268
Distribution and servicing	76	63	149	128
Business development	68	53	118	101
Bank assessment charges	32	22	56	60
Amortization of intangible assets	10	11	19	22
Other	153	92	291	202
Total noninterest expense	3,439	3,206	6,839	6,458
Income
Income before income taxes	2,267	1,839	4,283	3,361
Provision for income taxes	475	404	861	704
Net income	1,792	1,435	3,422	2,657
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	(31)	(12)	(29)	(14)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,761	1,423	3,393	2,643
Preferred stock dividends	(65)	(32)	(135)	(103)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,696	$1,391	$3,258	$2,540

Average common shares and equivalents outstanding:
Basic	686,125	714,799	688,759	718,039
Common stock equivalents	6,098	5,208	6,755	5,787
Diluted	692,223	720,007	695,514	723,826

Anti-dilutive securities (a)	949	745	943	747

Earnings per share applicable to common shareholders:
Basic	$2.47	$1.95	$4.73	$3.54
Diluted	$2.45	$1.93	$4.68	$3.51
(a)    Represents restricted stock, restricted stock units and stock options outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
46 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended		Year-to-date
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in millions)
Net income	$1,792	$1,435	$3,422	$2,657
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40)	431	(128)	638
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	46	114	(360)	447
Reclassification adjustment	19	25	56	25
Total unrealized gain (loss) on assets available-for-sale	65	139	(304)	472
Defined benefit plans:
Net gain (loss) arising during the period	—	—	2	(5)
Foreign exchange adjustment	—	—	1	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	10	6	21	12
Total defined benefit plans	10	6	24	7
Net unrealized gain (loss) on cash flow hedges	6	(4)	(13)	(1)
Total other comprehensive income (loss), net of tax (a)	41	572	(421)	1,116
Total comprehensive income	1,833	2,007	3,001	3,773
Net (income) loss attributable to noncontrolling interests	(31)	(12)	(29)	(14)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(6)	1	(9)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$1,802	$1,989	$2,973	$3,750
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $41 million for the quarter ended June 30, 2026, $566 million for the quarter ended June 30, 2025, $(420) million for the six months ended June 30, 2026 and $1,107 million for the six months ended June 30, 2025.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	June 30, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $21 and $19	$7,483	$5,111
Interest-bearing deposits with the Federal Reserve and other central banks	139,400	116,009
Interest-bearing deposits with banks, net of allowance for credit losses of $3 and $3 (includes restricted of $3,901 and $2,848)	12,276	10,397
Federal funds sold and securities purchased under resale agreements	48,937	44,892
Investment securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $45,317 and $45,377)	48,256	48,094
Available-for-sale, at fair value (amortized cost of $108,103 and $102,422, net of allowance for credit losses of $— and $—)	107,400	102,106
Total investment securities	155,656	150,200
Trading assets	16,836	14,276
Loans	88,741	80,615
Allowance for credit losses	(222)	(245)
Net loans	88,519	80,370
Premises and equipment	3,910	3,581
Accrued interest receivable	1,473	1,435
Goodwill	16,731	16,767
Intangible assets	2,800	2,822
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $2,125 and $1,666, at fair value)	30,998	26,440
Total assets	$525,019	$472,300
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$86,309	$59,979
Interest-bearing deposits in U.S. offices	178,876	169,125
Interest-bearing deposits in non-U.S. offices	105,356	102,790
Total deposits	370,541	331,894
Federal funds purchased and securities sold under repurchase agreements	26,114	18,992
Trading liabilities	5,299	6,135
Payables to customers and broker-dealers	25,734	21,872
Commercial paper	4,816	2,003
Other borrowed funds	401	422
Accrued taxes and other expenses	4,906	5,544
Other liabilities (including allowance for credit losses on lending-related commitments of $90 and $74, also includes $662 and $617, at fair value)	11,492	8,757
Long-term debt	30,368	31,873
Total liabilities	479,671	427,492
Temporary equity
Redeemable noncontrolling interests	84	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 48,001 and 48,826 shares	4,754	4,836
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,423,508,028 and 1,416,966,905 shares	14	14
Additional paid-in capital	30,348	29,907
Retained earnings	48,907	46,396
Accumulated other comprehensive loss, net of tax	(3,455)	(3,035)
Less: Treasury stock of 745,003,886 and 728,730,568 common shares, at cost	(35,904)	(33,805)
Total The Bank of New York Mellon Corporation shareholders’ equity	44,664	44,313
Nonredeemable noncontrolling interests of consolidated investment management funds	600	408
Total permanent equity	45,264	44,721
Total liabilities, temporary equity and permanent equity	$525,019	$472,300

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$3,422	$2,657
Net (income) loss attributable to noncontrolling interests	(29)	(14)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	3,393	2,643
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(15)	1
Pension plan contributions	(2)	(1)
Depreciation and amortization	813	872
Deferred tax expense (benefit)	(81)	203
Net investment securities losses	75	35
Change in trading assets and liabilities	(3,527)	2,633
Change in accruals and other, net	(1,207)	(3,777)
Net cash provided by (used for) operating activities	(551)	2,609
Investing activities
Net change in:
Interest-bearing deposits with banks	(965)	(576)
Interest-bearing deposits with the Federal Reserve and other central banks	(24,011)	(42,122)
Federal funds sold and securities purchased under resale agreements	(4,049)	(4,377)
Held-to-maturity securities:
Purchases	(5,135)	(2,394)
Proceeds from paydowns and maturities	5,268	3,383
Available-for-sale securities:
Purchases	(19,421)	(18,730)
Proceeds from sales	5,939	5,119
Proceeds from paydowns and maturities	7,217	7,517
Net change in loans	(8,204)	(1,366)
Purchases of premises and equipment/capitalized software	(1,104)	(679)
Other, net	(1,047)	(325)
Net cash provided by (used for) investing activities	(45,512)	(54,550)
Financing activities
Net change in:
Deposits	39,890	49,282
Federal funds purchased and securities sold under repurchase agreements	7,130	1,353
Payables to customers and broker-dealers	3,862	1,200
Commercial paper	2,813	2,061
Other borrowed funds	40	45
Net proceeds from the issuance of long-term debt	3,043	5,737
Repayments, redemptions and repurchases of long-term debt	(4,203)	(3,859)
Issuance of common stock	10	9
Treasury stock acquired	(2,086)	(1,641)
Issuance of preferred stock	495	988
Preferred stock redemption	(583)	—
Cash dividends paid	(887)	(792)
Other, net	(3)	22
Net cash provided by (used for) financing activities	49,521	54,405
Effect of exchange rate changes on cash	(33)	273
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	3,425	2,737
Cash and due from banks and restricted cash at beginning of period	7,959	5,577
Cash and due from banks and restricted cash at end of period	$11,384	$8,314
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$7,483	$5,699
Restricted cash at end of period	3,901	2,615
Cash and due from banks and restricted cash at end of period	$11,384	$8,314
Supplemental disclosures
Interest paid	$9,004	$10,275
Income taxes paid	626	702
Income taxes refunded	266	11
See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended		Year-to-date
(in millions, except per share amount)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Preferred stock
Balance at beginning of period	$5,331	$5,331	$4,836	$4,343
Issuance	—	—	495	988
Redemption	(583)	—	(583)	—
Amortization of preferred stock discount	6	—	6	—
Balance at end of period	$4,754	$5,331	$4,754	$5,331
Common stock
Balance at beginning and end of period	$14	$14	$14	$14
Additional paid-in capital
Balance at beginning of period	$30,142	$29,535	$29,907	$29,321
Stock-based compensation	173	117	399	321
Common stock issued under employee benefit plans	9	6	18	13
Other net changes in noncontrolling interests	—	1	—	4
Other	24	—	24	—
Balance at end of period	$30,348	$29,659	$30,348	$29,659
Retained earnings
Balance at beginning of period	$47,582	$43,343	$46,396	$42,537
Net income	1,761	1,423	3,393	2,643
Common stock dividends ($0.53, $0.47, $1.06 and $0.94 per share) (a)	(371)	(346)	(747)	(689)
Preferred stock dividends	(59)	(32)	(129)	(103)
Amortization of preferred stock discount	(6)	—	(6)	—
Balance at end of period	$48,907	$44,388	$48,907	$44,388
Accumulated other comprehensive income (loss), net of tax
Balance at beginning of period	$(3,496)	$(4,115)	$(3,035)	$(4,656)
Other comprehensive income (loss)	41	566	(420)	1,107
Balance at end of period	$(3,455)	$(3,549)	$(3,455)	$(3,549)
Treasury stock
Balance at beginning of period	$(34,790)	$(30,989)	$(33,805)	$(30,241)
Repurchase of common stock	(1,103)	(895)	(2,086)	(1,641)
Excise tax on share repurchases	(11)	(9)	(13)	(11)
Balance at end of period	$(35,904)	$(31,893)	$(35,904)	$(31,893)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$44,664	$43,950	$44,664	$43,950
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$455	$410	$408	$359
Other net changes in noncontrolling interests	114	56	163	105
Net income	31	12	29	14
Balance at end of period	$600	$478	$600	$478
Total permanent equity (b)	$45,264	$44,428	$45,264	$44,428
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$81	$94	$87	$87
Other net changes in noncontrolling interests	3	11	(2)	15
Other comprehensive income (loss)	—	6	(1)	9
Balance at end of period	$84	$111	$84	$111
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,910 million at June 30, 2026 and $38,619 million at June 30, 2025.

See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

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

Note 2–Investment securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of investment securities at June 30, 2026 and Dec. 31, 2025.

Investment securities at June 30, 2026		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$29,994	$28	$130	$29,892
Non-U.S. government (a)	27,778	46	160	27,664
Agency residential mortgage-backed securities (“RMBS”)	23,250	74	369	22,955
Foreign covered bonds	7,906	18	39	7,885
Collateralized loan obligations (“CLOs”)	7,000	5	2	7,003
Agency commercial mortgage-backed securities (“MBS”)	6,770	10	121	6,659
Non-agency commercial MBS	2,049	1	83	1,967
U.S. government agencies	1,534	7	3	1,538
Non-agency RMBS	1,644	1	121	1,524
Other asset-backed securities (“ABS”)	334	—	21	313
Total available-for-sale securities excluding portfolio level basis adjustments	108,259	190	1,049	107,400
Portfolio level basis adjustments (b)	(156)	—	(156)	—
Total available-for-sale securities	$108,103	$190	$893	$107,400
Held-to-maturity:
Agency RMBS	$29,099	$16	$2,475	$26,640
U.S. Treasury	6,123	—	164	5,959
Non-U.S. government (a)	5,273	4	30	5,247
Agency commercial MBS	2,707	1	114	2,594
U.S. government agencies	2,513	—	176	2,337
CLOs	1,842	2	1	1,843
Foreign covered bonds	688	—	2	686
Other debt securities	11	—	—	11
Total held-to-maturity securities	$48,256	$23	$2,962	$45,317
Total investment securities	$156,359	$213	$3,855	$152,717
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 14 for additional information on our hedging activities.

BNY 51

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

The following table presents the realized gains and losses, on a gross basis.

Net investment securities gains (losses)
(in millions)	2Q26	2Q25	YTD26	YTD25
Realized gross gains	$3	$5	$8	$9
Realized gross losses	(28)	(40)	(83)	(44)
Total net investment securities gains (losses)	$(25)	$(35)	$(75)	$(35)

The following table presents pre-tax net investment securities gains (losses) by type.

Net investment securities gains (losses)
(in millions)	2Q26	2Q25	YTD26	YTD25
Non-U.S. government	$(11)	$(28)	$(32)	$(28)
Foreign covered bonds	(14)	(4)	(25)	(4)
Other	—	(3)	(18)	(3)
Total net investment securities gains (losses)	$(25)	$(35)	$(75)	$(35)

Allowance for credit losses – Investment securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to investment securities was less than $1 million at June 30, 2026 and Dec. 31, 2025 and related to other debt securities.

Credit quality indicators – Investment securities

At June 30, 2026, the gross unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

52 BNY

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at June 30, 2026	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
U.S. Treasury	$10,801	$62	$7,879	$68	$18,680	$130
Agency RMBS	11,024	156	5,100	213	16,124	369
Non-U.S. government (a)	12,690	75	2,576	85	15,266	160
Agency commercial MBS	1,256	14	3,907	107	5,163	121
Foreign covered bonds	2,376	22	301	17	2,677	39
CLOs	1,950	2	104	—	2,054	2
Non-agency commercial MBS	79	—	1,705	83	1,784	83
Non-agency RMBS	397	1	799	120	1,196	121
U.S. government agencies	392	3	53	—	445	3
Other ABS	15	—	249	21	264	21
Total securities available-for-sale	$40,980	$335	$22,673	$714	$63,653	$1,049
(a)    Includes supranational securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$3,614	$26	$5,818	$217	$9,432	$243
Non-U.S. government (a)	4,120	17	3,195	130	7,315	147
Agency commercial MBS	420	1	4,303	122	4,723	123
Foreign covered bonds	1,191	5	1,338	52	2,529	57
CLOs	2,280	3	—	—	2,280	3
U.S. Treasury	378	1	1,671	24	2,049	25
Non-agency commercial MBS	78	—	1,881	85	1,959	85
Non-agency RMBS	267	2	807	116	1,074	118
Other ABS	14	—	294	22	308	22
Total securities available-for-sale	$12,362	$55	$19,307	$768	$31,669	$823
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

Held-to-maturity securities portfolio at June 30, 2026			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$29,099	$(2,459)	100%	—%	—%	—%	—%
U.S. Treasury	6,123	(164)	100	—	—	—	—
Non-U.S. government (b)(c)	5,273	(26)	83	17	—	—	—
Agency commercial MBS	2,707	(113)	100	—	—	—	—
U.S. government agencies	2,513	(176)	100	—	—	—	—
CLOs	1,842	1	100	—	—	—	—
Foreign covered bonds	688	(2)	100	—	—	—	—
Other debt securities	11	—	—	—	—	—	100
Total held-to-maturity securities	$48,256	$(2,939)	98%	2%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, France, Germany and Austria.
BNY 53

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

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio.

Maturity distribution and yields on investment securities at June 30, 2026
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$2,363	2.85%	$25,475	3.36%	$150	4.54%	$1,904	2.94%	$29,892	3.30%
Non-U.S. government (b)	4,443	3.42	19,383	3.33	3,721	3.40	117	3.37	27,664	3.35
Foreign covered bonds	1,622	3.47	5,712	3.32	551	3.12	—	—	7,885	3.33
U.S. government agencies	129	3.37	943	3.46	466	2.57	—	—	1,538	3.18
Mortgage-backed securities:
Agency RMBS									22,955	3.92
Agency commercial MBS									6,659	3.16
Non-agency commercial MBS									1,967	2.75
Non-agency RMBS									1,524	3.51
CLOs									7,003	4.76
Other ABS									313	2.39
Total securities available-for-sale	$8,557	3.27%	$51,513	3.34%	$4,888	3.32%	$2,021	2.97%	$107,400	3.52%
Held-to-maturity:
U.S. Treasury	$2,465	1.31%	$3,658	1.19%	$—	—%	$—	—%	$6,123	1.24%
Non-U.S. government (b)	1,137	2.63	4,102	2.70	34	2.65	—	—	5,273	2.69
U.S. government agencies	408	1.50	1,843	1.53	236	1.86	26	2.22	2,513	1.56
Foreign covered bonds	269	2.53	419	2.60	—	—	—	—	688	2.57
Other debt securities	—	—	—	—	11	4.75	—	—	11	4.75
Mortgage-backed securities:
Agency RMBS									29,099	2.66
Agency commercial MBS									2,707	2.79
CLOs									1,842	4.97
Total securities held-to-maturity	$4,279	1.76%	$10,022	1.93%	$281	2.07%	$26	2.22%	$48,256	2.52%
Total investment securities	$12,836	2.76%	$61,535	3.12%	$5,169	3.26%	$2,047	2.96%	$155,656	3.21%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

54 BNY

Notes to Consolidated Financial Statements (continued)

Pledged assets

At June 30, 2026, BNY had pledged assets of $153 billion, including $92 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at June 30, 2026 included $126 billion of securities, $20 billion of loans, $6 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At June 30, 2026 and Dec. 31, 2025, pledged assets included $26 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms which permit us to sell or repledge the securities to others. At June 30, 2026 and Dec. 31, 2025, the market value of the securities received that can be sold or repledged was $394 billion and $349 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2026 and Dec. 31, 2025, the market value of securities collateral sold or repledged was $331 billion and $306 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At June 30, 2026 and Dec. 31, 2025, cash segregated under federal and other regulations or requirements was $4 billion and $3 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $2 billion at June 30, 2026 and $3 billion at Dec. 31, 2025. Restricted securities were sourced from securities purchased under resale agreements and securities borrowings and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 3–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	June 30, 2026	Dec. 31, 2025
(in millions)
Commercial	$1,802	$1,748
Commercial real estate	6,719	6,710
Financial institutions	15,297	13,309
Wealth management loans	9,745	9,520
Wealth management mortgages	8,721	8,586
Other residential mortgages	1,665	1,820
Capital call financing	5,532	5,336
Other	4,934	4,533
Overdrafts	4,128	2,800
Margin loans	30,198	26,253
Total loans (a)	$88,741	$80,615
(a)    Net of unearned income of $72 million at June 30, 2026 and $86 million at Dec. 31, 2025, primarily related to other loans.

We disclose information related to our loans and asset quality by the class of the financing receivable in the following tables.
BNY 55

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

Allowance for credit losses activity for the quarter ended June 30, 2026				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Total
Beginning balance	$12	$248	$32	$8	$8	$4	$10	$322
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	—	—	—	—	1	—	1
Provision (a)	3	(26)	10	—	—	—	2	(11)
Ending balance	$15	$222	$42	$8	$8	$5	$12	$312
Allowance for:
Loan losses	$3	$170	$22	$6	$7	$5	$9	$222
Lending-related commitments	12	52	20	2	1	—	3	90
Individually evaluated for impairment:
Loan balance (b)	$—	$50	$—	$—	$7	$2	$—	$59
Allowance for loan losses	—	6	—	—	—	—	—	6
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the quarter ended June 30, 2026.
(b)    Includes collateral-dependent loans of $59 million with $75 million of collateral value.

Allowance for credit losses activity for the quarter ended June 30, 2025				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions
Beginning balance	$15	$326	$16	$1	$6	$2	$4	$370
Charge-offs	—	(10)	—	—	—	—	—	(10)
Recoveries	—	5	—	—	—	—	—	5
Net (charge-offs) recoveries	—	(5)	—	—	—	—	—	(5)
Provision (a)	(2)	(30)	9	—	—	—	3	(20)
Ending balance	$13	$291	$25	$1	$6	$2	$7	$345
Allowance for:
Loan losses	$2	$245	$13	$1	$6	$2	$6	$275
Lending-related commitments	11	46	12	—	—	—	1	70
Individually evaluated for impairment:
Loan balance (b)	$—	$198	$—	$—	$1	$—	$—	$199
Allowance for loan losses	—	52	—	—	—	—	—	52
(a)    Does not include the provision for credit losses related to other financial instruments of $3 million for the quarter ended June 30, 2025.
(b)    Includes collateral-dependent loans of $199 million with $169 million of collateral value.

Allowance for credit losses activity for the six months ended June 30, 2026						Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages
Beginning balance	$10	$262	$25	$5	$7	$2	$8	$319
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	11	—	—	—	1	—	12
Net (charge-offs) recoveries	—	11	—	—	—	1	—	12
Provision (a)	5	(51)	17	3	1	2	4	(19)
Ending balance	$15	$222	$42	$8	$8	$5	$12	$312
(a)    Does not include provision for credit losses related to other financial instruments of $4 million for the six months ended June 30, 2026.
56 BNY

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the six months ended June 30, 2025						Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(20)	—	—	—	—	—	(20)
Recoveries	—	5	—	—	—	1	—	6
Net (charge-offs) recoveries	—	(15)	—	—	—	1	—	(14)
Provision (a)	(7)	(9)	6	—	—	(1)	4	(7)
Ending balance	$13	$291	$25	$1	$6	$2	$7	$345
(a)    Does not include provision for credit losses related to other financial instruments of $8 million for the six months ended June 30, 2025.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	June 30, 2026			Dec. 31, 2025
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Wealth management mortgages	$9	$7	$16	$9	$8	$17
Other residential mortgages	13	2	15	16	1	17
Commercial real estate	—	—	—	106	—	106
Total nonperforming loans	22	9	31	131	9	140
Other assets owned	—	2	2	—	3	3
Total nonperforming assets	$22	$11	$33	$131	$12	$143

Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	June 30, 2026				Dec. 31, 2025
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Wealth management loans	$53	$1	$—	$54	$63	$8	$—	$71
Other residential mortgages	16	2	—	18	23	4	—	27
Wealth management mortgages	—	5	—	5	49	2	—	51
Commercial real estate	3	—	—	3	7	3	—	10
Total past due loans	$72	$8	$—	$80	$142	$17	$—	$159

Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.
In the second quarter of 2026, we modified two commercial real estate loans, with an aggregate recorded investment of $67 million and unfunded lending commitment of less than $1 million, by extending the maturity date. At June 30, 2026, none of the loans that were modified in the previous 12 months are past due by more than 90 days.

There were no loan modifications in the second quarter of 2025.
BNY 57

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							June 30, 2026
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost		Accrued interest receivable
(in millions)	YTD26	2025	2024	2023	2022	Prior to 2022			Total (a)
Commercial:
Investment grade	$6	$49	$54	$32	$16	$105	$1,462	$—	$1,724
Non-investment grade	17	—	11	—	—	—	50	—	78
Total commercial	23	49	65	32	16	105	1,512	—	1,802	$1
Commercial real estate:
Investment grade	615	932	498	446	548	1,384	138	—	4,561
Non-investment grade	83	272	88	211	689	731	84	—	2,158
Total commercial real estate	698	1,204	586	657	1,237	2,115	222	—	6,719	26
Financial institutions:
Investment grade	279	491	205	75	10	—	12,564	—	13,624
Non-investment grade	96	36	—	—	—	—	1,541	—	1,673
Total financial institutions	375	527	205	75	10	—	14,105	—	15,297	87
Wealth management loans:
Investment grade	4	11	—	28	26	141	9,131	175	9,516
Non-investment grade	50	—	—	—	—	—	179	—	229
Total wealth management loans	54	11	—	28	26	141	9,310	175	9,745	51
Wealth management mortgages	363	599	428	652	1,440	5,230	9	—	8,721	23
Other residential mortgages	286	427	96	122	460	274	—	—	1,665	10
Capital call financing	2	231	130	—	—	—	5,169	—	5,532	21
Other loans	—	—	—	—	—	89	4,845	—	4,934	8
Margin loans	14,382	—	—	—	—	—	15,816	—	30,198	45
Total loans (b)	$16,183	$3,048	$1,510	$1,566	$3,189	$7,954	$50,988	$175	$84,613	$272
(a)    Excludes overdrafts of $4,128 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    There were no gross write-offs in the first six months of 2026.

58 BNY

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2026. In addition, 59% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 75% expiring within one year.

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
BNY 59

Notes to Consolidated Financial Statements (continued)

but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. The delinquency rate is a key indicator of credit quality in our wealth management portfolio. At June 30, 2026, less than 1% of the mortgages were past due.

At June 30, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 12%; Massachusetts – 8%; and other – 46%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.7 billion at June 30, 2026 and $1.8 billion at Dec. 31, 2025. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.
Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $30.2 billion of secured margin loans at June 30, 2026, compared with $26.3 billion at Dec. 31, 2025. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4.1 billion at June 30, 2026 and $2.8 billion at Dec. 31, 2025. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at June 30, 2026 and Dec. 31, 2025 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at June 30, 2026 and Dec. 31, 2025.

60 BNY

Notes to Consolidated Financial Statements (continued)

Note 4–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2025
Goodwill	$7,388	$1,481	$8,578	$17,447
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,388	$1,481	$7,898	$16,767
Business realignment (a)	(59)	59	—	—
Foreign currency translation	(17)	(1)	(18)	(36)
Balance at June 30, 2026
Goodwill	$7,312	$1,539	$8,560	$17,411
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,312	$1,539	$7,880	$16,731
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions within our lines of business. See Note 16 for additional information.

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

In the second quarter of 2026, due to the results of the first quarter 2026 interim goodwill and annual goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. No additional goodwill impairment was recognized.

In the second quarter of 2026, we also performed our annual goodwill impairment test on the remaining reporting units. As a result of the annual goodwill impairment test, no goodwill impairment was recognized.

BNY 61

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2025	$164	$371	$1,438	$849	$2,822
Business realignment (a)	(44)	44	—	—	—
Amortization	(11)	(2)	(6)	—	(19)
Foreign currency translation	(1)	—	(2)	—	(3)
Balance at June 30, 2026	$108	$413	$1,430	$849	$2,800
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions within our lines of business.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(13)	(1)	(8)	—	(22)
Foreign currency translation	5	—	15	—	20
Balance at June 30, 2025	$178	$373	$1,449	$849	$2,849

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2026			Dec. 31, 2025
(dollars in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$730	$(623)	$107	$779	$(616)	$163
Customer contracts – Market and Wealth Services	316	(273)	43	269	(268)	1
Customer relationships – Investment and Wealth Management	512	(472)	40	512	(467)	45
Other	40	(16)	24	40	(15)	25
Total subject to amortization	$1,598	$(1,384)	$214	$1,600	$(1,366)	$234
Not subject to amortization: (b)
Trade names	$1,293	N/A	$1,293	$1,294	N/A	$1,294
Customer relationships	1,293	N/A	1,293	1,294	N/A	1,294
Total not subject to amortization	$2,586	N/A	$2,586	$2,588	N/A	$2,588
Total intangible assets	$4,184	$(1,384)	$2,800	$4,188	$(1,366)	$2,822
(a)    Excludes fully amortized intangible assets.
(b)    Intangible assets not subject to amortization have an indefinite life.
N/A – Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2026	$37
2027	31
2028	27
2029	24
2030	19

Intangible asset impairment testing

Intangible assets not subject to amortization are tested for impairment annually or more often if events or circumstances indicate they may be impaired.

62 BNY

Notes to Consolidated Financial Statements (continued)

Note 5–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	June 30, 2026	Dec. 31, 2025
(in millions)
Corporate/bank-owned life insurance	$5,623	$5,647
Accounts receivable (a)	5,309	4,829
Fails to deliver	4,080	1,197
Tax credit investments	3,055	3,151
Software	2,733	2,707
Prepaid pension assets	2,605	2,361
Assets of consolidated investment management funds	1,136	864
Prepaid expense	1,066	854
Equity method investments	932	953
Other equity investments (b)	806	701
Fair value of hedging derivatives	572	358
Cash collateral receivable on derivative transactions	543	474
Federal Reserve Bank stock	493	484
Seed capital (c)	166	207
Income taxes receivable	149	554
Other (d)	1,730	1,099
Total other assets	$30,998	$26,440
(a)     Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At June 30, 2026 and Dec. 31, 2025, other assets include $58 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $531 million at June 30, 2026 and $438 million at Dec. 31, 2025, and are included in other equity investments in the table above.

The following table presents the adjustments to the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities					Life-to- date
(in millions)	2Q26	2Q25	YTD26	YTD25
Upward adjustments	$9	$18	$35	$30	$403
Downward adjustments	—	(1)	—	(1)	(102)
Net adjustments	$9	$17	$35	$29	$301

Tax credit investments

BNY invests in or provides funding to affordable housing and renewable energy projects that are designed to generate an after-tax return, primarily through the realization of income tax credits and other income tax benefits, and in certain cases, cash distributions based on the operations of the project. Using the proportional amortization method, the cost of these investments is amortized in proportion to the income tax credits and other income tax benefits received. The net amortization and income tax credits and other income tax benefits are recognized in the consolidated income statement as a component of the provision for income taxes. Our tax credit investments totaled $3.1 billion at June 30, 2026 and $3.2 billion at Dec. 31, 2025 and are included in other assets on the consolidated balance sheet.

Commitments to fund future investments totaled $880 million at June 30, 2026 and $946 million at Dec. 31, 2025 and are recorded in other liabilities on the consolidated balance sheet. At June 30, 2026, a majority of the commitments are expected to be funded over the next five years.

The table below presents the amortization and income tax credits and other income tax benefits related to our tax credit investments.

(in millions)	2Q26	2Q25	YTD26	YTD25
Tax credits and other tax benefits	$146	$134	$282	$276
Amortization expense	$125	$115	$247	$241

BNY 63

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	June 30, 2026		Dec. 31, 2025
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$9	$—	$6	$—
Private equity investments (b)	140	93	139	75
Other	5	—	10	—
Total	$154	$93	$155	$75
(a)    Seed capital investments at June 30, 2026 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
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

64 BNY

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	June 30, 2026					June 30, 2025 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,648	$1,207	$27	$(18)	$2,864	$1,435	$1,113	$26	$(18)	$2,556
Investment management and performance fees	—	3	796	(3)	796	—	3	754	(3)	754
Financing-related fees	19	8	—	—	27	11	3	1	—	15
Distribution and servicing fees	—	(34)	72	—	38	1	(34)	69	1	37
Investment and other revenue	75	73	(116)	(2)	30	72	69	(106)	(3)	32
Total fee and other revenue – contract revenue	1,742	1,257	779	(23)	3,755	1,519	1,154	744	(23)	3,394
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)	304	102	30	30	466	268	94	16	41	419
Total fee and other revenue	$2,046	$1,359	$809	$7	$4,221	$1,787	$1,248	$760	$18	$3,813
(a)    Results for the quarter ended June 30, 2025 were revised to reflect the realignment of clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment in the first quarter of 2026. See Note 16 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $31 million in the second quarter of 2026 and $12 million in the second quarter of 2025.

Disaggregation of contract revenue by business segment
	Year-to-date
	June 30, 2026					June 30, 2025 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$3,069	$2,384	$53	$(34)	$5,472	$2,732	$2,192	$51	$(36)	$4,939
Investment management and performance fees	—	6	1,577	(7)	1,576	—	6	1,502	(6)	1,502
Financing-related fees	38	18	—	—	56	26	11	1	—	38
Distribution and servicing fees	1	(68)	142	—	75	2	(67)	137	1	73
Investment and other revenue	149	145	(229)	(4)	61	139	136	(209)	(1)	65
Total fee and other revenue – contract revenue	3,257	2,485	1,543	(45)	7,240	2,899	2,278	1,482	(42)	6,617
Fee and other revenue – not in scope of ASC 606 (b)(c)	710	195	38	79	1,022	546	171	16	94	827
Total fee and other revenue	$3,967	$2,680	$1,581	$34	$8,262	$3,445	$2,449	$1,498	$52	$7,444
(a)    Results for the six months ended June 30, 2025 were revised to reflect the realignment of clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment in the first quarter of 2026. See Note 16 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $29 million in the first six months of 2026 and $14 million in the first six months of 2025.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.1 billion at June 30, 2026 and $2.9 billion at Dec. 31, 2025.

Contract assets represent accrued revenues that have not yet been billed to customers due to certain contractual terms other than the passage of time and were $66 million at June 30, 2026 and $37 million at Dec. 31, 2025. Accrued revenues recorded as contract assets are usually billed on an annual basis.

Both receivables from customers and contract assets are included in other assets on the consolidated balance sheet.

Contract liabilities represent payments received in advance of providing services under certain contracts
BNY 65

Notes to Consolidated Financial Statements (continued)

and were $226 million at June 30, 2026 and $180 million at Dec. 31, 2025. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first six months of 2026 relating to contract liabilities as of Dec. 31, 2025 was $78 million. Revenue recognized in the second quarter of 2026 relating to contract liabilities as of March 31, 2026 was $68 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management line of business, and totaled $50 million at June 30, 2026 and $47 million at Dec. 31, 2025. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $2 million in the second quarter of 2026, $4 million in the second quarter of 2025, $5 million in the first six months of 2026 and $7 million in the first six months of 2025.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract which enables the fulfillment of the performance obligation, and totaled $140 million at June 30, 2026 and $128 million at Dec. 31, 2025. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 7–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended		Year-to-date
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income
Deposits with the Federal Reserve and other central banks	$721	$937	$1,502	$1,763
Deposits with banks	79	87	147	171
Federal funds sold and securities purchased under resale agreements	2,598	3,176	5,165	6,098
Loans	1,089	1,032	2,109	2,031
Investment securities	1,363	1,281	2,661	2,492
Trading securities	90	89	180	170
Total interest income	5,940	6,602	11,764	12,725
Interest expense
Deposits	1,504	1,840	3,058	3,562
Federal funds purchased and securities sold under repurchase agreements	2,393	2,875	4,691	5,485
Trading liabilities	26	35	53	58
Other borrowed funds	4	6	8	10
Commercial paper	18	29	37	43
Customer payables	166	162	317	319
Long-term debt	383	452	784	886
Total interest expense	4,494	5,399	8,948	10,363
Net interest income	1,446	1,203	2,816	2,362
Provision for credit losses	(8)	(17)	(15)	1
Net interest income after provision for credit losses	$1,454	$1,220	$2,831	$2,361
66 BNY

Notes to Consolidated Financial Statements (continued)

Note 8–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	June 30, 2026			June 30, 2025
(in millions)	Domestic pension benefits	Foreign pension benefits	Healthcare benefits	Domestic pension benefits	Foreign pension benefits	Healthcare benefits
Service cost	$—	$4	$—	$—	$—	$—
Interest cost	44	11	1	46	11	1
Expected return on assets	(90)	(20)	(3)	(91)	(20)	(2)
Other	14	—	1	8	(1)	1
Net periodic benefit (credit)	$(32)	$(5)	$(1)	$(37)	$(10)	$—

Net periodic benefit (credit) cost	Year-to-date
	June 30, 2026			June 30, 2025
(in millions)	Domestic pension benefits	Foreign pension benefits	Healthcare benefits	Domestic pension benefits	Foreign pension benefits	Healthcare benefits
Service cost	$—	$8	$—	$—	$3	$—
Interest cost	88	23	2	92	21	2
Expected return on assets	(178)	(40)	(5)	(182)	(39)	(4)
Other	28	—	2	16	(2)	2
Net periodic benefit (credit)	$(62)	$(9)	$(1)	$(74)	$(17)	$—

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

The following table presents the incremental assets and liabilities included on the consolidated balance sheet as of June 30, 2026 and Dec. 31, 2025. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital we invested in the VIE.

Consolidated investment management funds (a)
	June 30, 2026	Dec. 31, 2025
(in millions)
Trading assets	$1,091	$841
Other assets	45	23
Total assets	$1,136	$864
Other liabilities	$27	$1
Total liabilities	$27	$1
Nonredeemable noncontrolling interests	$600	$408
(a)    Includes voting model entities (“VMEs”) with assets of $61 million, liabilities of $1 million and nonredeemable noncontrolling interests of less than $1 million at June 30, 2026. There were no VMEs at Dec. 31, 2025.

We have not provided financial or other support that was not otherwise contractually required to be provided to our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY.

Non-consolidated VIEs

As of June 30, 2026 and Dec. 31, 2025, assets and liabilities related to the VIEs where we are not the primary beneficiary are included in other assets and other liabilities on the consolidated balance sheet and primarily relate to our tax credit investments.
BNY 67

Notes to Consolidated Financial Statements (continued)

The maximum loss exposure presented below relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	June 30, 2026	Dec. 31, 2025
(in millions)
Other assets	$3,139	$3,258
Other liabilities	880	946
Maximum loss exposure	4,020	4,205

Note 10–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at June 30, 2026 and Dec. 31, 2025.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	10,000	10,000	990	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	—	5,825	—	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	5,000	494	494
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	5,000	494	494
Series L	5.950% to but excluding Dec. 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.271%	5,000	5,000	495	495
Series M	5.625% to but excluding March 20, 2031, then a floating rate equal to the five-year treasury rate plus 2.034%	5,000	—	494	—
Total		48,001	48,826	$4,754	$4,836
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

68 BNY

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred dividends
(dollars in millions, except per share amounts)	Depositary shares per share		2Q26			2Q25		YTD26			YTD25
			Per share	Total dividend		Per share	Total dividend	Per share	Total dividend		Per share	Total dividend
Series A	100	(a)	$1,178.10	$6		$1,311.33	$7	$2,283.28	$12		$2,606.50	$14
Series F	100		—	—		—	—	2,312.50	23		2,312.50	23
Series G	100		N/A	N/A		—	—	N/A	N/A		2,350.00	24
Series H	100		1,791.50	16	(b)	925.00	5	2,716.50	21	(b)	1,850.00	10
Series I	100		937.50	12		937.50	12	1,875.00	24		1,875.00	24
Series J	100		—	—		N/A	N/A	3,150.00	16		N/A	N/A
Series K	4,000		1,537.50	8		1,640.00	8	3,075.00	16		1,640.00	8
Series L	100		2,975.00	15		N/A	N/A	2,975.00	15		N/A	N/A
Series M	100		1,640.63	8		N/A	N/A	1,640.63	8		N/A	N/A
Total				$65			$32		$135			$103
(a)    Represents Normal Preferred Capital Securities.
(b)    Includes deferred fees of $6 million related to the redemption of the Series H preferred stock.
N/A - Not applicable.
In June 2026, the Parent redeemed all outstanding shares of its Series H preferred stock, $100,000 liquidation preference per share. Deferred fees of $6 million were realized as preferred stock dividends upon redemption.

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
BNY 69

Notes to Consolidated Financial Statements (continued)

Note 11–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	June 30, 2026			June 30, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(20)	$(20)	$(40)	$272	$159	$431
Total foreign currency translation	(20)	(20)	(40)	272	159	431
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	64	(18)	46	153	(39)	114
Reclassification adjustment (b)	25	(6)	19	35	(10)	25
Net unrealized gain (loss) on assets available-for-sale	89	(24)	65	188	(49)	139
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	14	(4)	10	7	(1)	6
Total defined benefit plans	14	(4)	10	7	(1)	6
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(3)	1	(2)	(7)	2	(5)
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	9	(2)	7	—	—	—
FX contracts – investment and other revenue	3	(1)	2	1	—	1
Interest rate contracts – interest expense	(1)	—	(1)	—	—	—
Total reclassifications to net income	11	(3)	8	1	—	1
Net unrealized gain (loss) on cash flow hedges	8	(2)	6	(6)	2	(4)
Total other comprehensive income (loss)	$91	$(50)	$41	$461	$111	$572
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

Components of other comprehensive income (loss)	Year-to-date
	June 30, 2026			June 30, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(65)	$(63)	$(128)	$390	$248	$638
Total foreign currency translation	(65)	(63)	(128)	390	248	638
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(477)	117	(360)	593	(146)	447
Reclassification adjustment (b)	75	(19)	56	35	(10)	25
Net unrealized gain (loss) on assets available-for-sale	(402)	98	(304)	628	(156)	472
Defined benefit plans:
Net gain (loss) arising during the period	2	—	2	(7)	2	(5)
Foreign exchange adjustment	1	—	1	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	29	(8)	21	15	(3)	12
Total defined benefit plans	32	(8)	24	8	(1)	7
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(34)	8	(26)	(6)	2	(4)
Reclassification of net (gain) loss to net income:
FX contracts – staff expense	12	(3)	9	4	(1)	3
FX contracts – investment and other revenue	5	(1)	4	—	—	—
Total reclassifications to net income	17	(4)	13	4	(1)	3
Net unrealized gain (loss) on cash flow hedges	(17)	4	(13)	(2)	1	(1)
Total other comprehensive income (loss)	$(452)	$31	$(421)	$1,024	$92	$1,116
(a)    Includes the impact of hedges of net investments in foreign subsidiaries. See Note 14 for additional information.
(b)    The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net investment securities gains, which is included in investment and other revenue on the consolidated income statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as other expense on the consolidated income statement.
70 BNY

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended June 30, 2026
Balance, beginning of period	$(1,538)	$(1,282)	$(34)	$(610)	$(32)	$(3,496)
Net change	(40)	10	—	65	6	41
Balance, end of period	$(1,578)	$(1,272)	$(34)	$(545)	$(26)	$(3,455)

Quarter ended June 30, 2025
Balance, beginning of period	$(1,827)	$(1,337)	$(42)	$(907)	$(2)	$(4,115)
Net change	425	5	1	139	(4)	566
Balance, end of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)

Six months ended June 30, 2026
Balance, beginning of period	$(1,451)	$(1,295)	$(35)	$(241)	$(13)	$(3,035)
Net change	(127)	23	1	(304)	(13)	(420)
Balance, end of period	$(1,578)	$(1,272)	$(34)	$(545)	$(26)	$(3,455)

Six months ended June 30, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	629	12	(5)	472	(1)	1,107
Balance, end of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(11) million at June 30, 2026 and $(7) million at June 30, 2025 associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

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

The following tables present the financial instruments carried at fair value at June 30, 2026 and Dec. 31, 2025, by caption on the consolidated balance sheet and by the three-level valuation hierarchy. We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us.
BNY 71

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2026					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$28,934	$958	$—	$—	$29,892
Non-U.S. government (b)	6,850	20,814	—	—	27,664
Agency RMBS	—	22,955	—	—	22,955
Foreign covered bonds	—	7,885	—	—	7,885
CLOs	—	7,003	—	—	7,003
Agency commercial MBS	—	6,659	—	—	6,659
Non-agency commercial MBS	—	1,967	—	—	1,967
U.S. government agencies	—	1,538	—	—	1,538
Non-agency RMBS	—	1,524	—	—	1,524
Other ABS	—	313	—	—	313
Total available-for-sale securities	35,784	71,616	—	—	107,400
Trading assets:
Debt instruments	2,022	3,588	—	—	5,610
Equity instruments	8,261	—	—	—	8,261
Derivative assets not designated as hedging:
Interest rate	10	781	—	—	791
Foreign exchange	—	8,836	—	—	8,836
Equity and other contracts	1	134	—	—	135
Netting agreements				(6,797)	(6,797)
Total derivative assets not designated as hedging	11	9,751	—	(6,797)	2,965
Total trading assets	10,294	13,339	—	(6,797)	16,836
Other assets:
Derivative assets designated as hedging:
Interest rate	—	311	—	—	311
Foreign exchange	—	261	—	—	261
Total derivative assets designated as hedging	—	572	—	—	572
Other assets (c)	645	754	—	—	1,399
Total other assets	645	1,326	—	—	1,971
Assets measured at NAV (c)					154
Total assets	$46,723	$86,281	$—	$(6,797)	$126,361
Percentage of total assets prior to netting	35%	65%	—%

Liabilities:
Trading liabilities:
Debt instruments	$2,295	$48	$—	$—	$2,343
Equity instruments	322	—	—	—	322
Derivative liabilities not designated as hedging:
Interest rate	20	998	—	—	1,018
Foreign exchange	—	8,666	—	—	8,666
Equity and other contracts	1	47	—	—	48
Netting agreements				(7,098)	(7,098)
Total derivative liabilities not designated as hedging	21	9,711	—	(7,098)	2,634
Total trading liabilities	2,638	9,759	—	(7,098)	5,299
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	24	—	—	24
Foreign exchange	—	26	—	—	26
Total derivative liabilities designated as hedging	—	50	—	—	50
Other liabilities	585	27	—	—	612
Total other liabilities	585	77	—	—	662
Total liabilities	$3,223	$9,836	$—	$(7,098)	$5,961
Percentage of total liabilities prior to netting	25%	75%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 73

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	June 30, 2026						Dec. 31, 2025
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2026	$1,519	100%	—%	—%	—%	—%	$1,509	100%	—%	—%	—%	—%
2007 and earlier	5	—	100	—	—	—	6	—	100	—	—	—
Total non-agency RMBS	$1,524	100%	—%	—%	—%	—%	$1,515	100%	—%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2026	$1,967	100%	—%	—%	—%	—%	$2,196	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$1,727	100%	—%	—%	—%	—%	$1,923	100%	—%	—%	—%	—%
UK	1,113	100	—	—	—	—	1,057	100	—	—	—	—
Australia	783	100	—	—	—	—	882	100	—	—	—	—
Germany	714	100	—	—	—	—	793	100	—	—	—	—
Belgium	578	100	—	—	—	—	491	100	—	—	—	—
Singapore	529	100	—	—	—	—	607	100	—	—	—	—
Austria	516	100	—	—	—	—	451	100	—	—	—	—
Netherlands	485	100	—	—	—	—	531	100	—	—	—	—
Other	1,440	100	—	—	—	—	1,333	100	—	—	—	—
Total foreign covered bonds	$7,885	100%	—%	—%	—%	—%	$8,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$4,437	100%	—%	—%	—%	—%	$4,702	100%	—%	—%	—%	—%
Germany	2,156	100	—	—	—	—	2,045	100	—	—	—	—
Canada	1,879	87	13	—	—	—	1,835	90	10	—	—	—
France	1,808	28	72	—	—	—	2,037	31	69	—	—	—
Netherlands	1,588	100	—	—	—	—	1,825	100	—	—	—	—
Austria	925	100	—	—	—	—	742	100	—	—	—	—
Finland	819	100	—	—	—	—	688	100	—	—	—	—
Spain	626	—	100	—	—	—	628	—	100	—	—	—
Belgium	418	42	58	—	—	—	371	100	—	—	—	—
Japan	377	—	100	—	—	—	470	—	100	—	—	—
Other (c)	1,380	52	38	4	6	—	1,490	56	33	3	8	—
Supranational	11,251	86	14	—	—	—	11,735	87	13	—	—	—
Total non-U.S. government	$27,664	82%	18%	—%	—%	—%	$28,568	83%	17%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At June 30, 2026 and Dec. 31, 2025, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $86 million at June 30, 2026 and $112 million at Dec. 31, 2025.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to the fair value of our assets, liabilities and unfunded lending-related commitments, although they are not measured at fair value on an ongoing basis. The following table presents the carrying value as of June 30, 2026 and Dec. 31, 2025 of financial instruments for which nonrecurring adjustments to fair value have been recorded during 2026 and/or 2025 and all non-readily marketable equity securities carried at cost with upward or downward adjustments by balance sheet caption and level in the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis	June 30, 2026				Dec. 31, 2025
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$20	$—	$20	$—	$21	$—	$21
Other assets (b)	—	533	—	533	—	440	—	440
Total assets at fair value on a nonrecurring basis	$—	$553	$—	$553	$—	$461	$—	$461
(a)    The fair value of these loans was unchanged in the second quarter of 2026 and the fourth quarter of 2025 based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
74 BNY

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2026 and Dec. 31, 2025, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$139,400	$—	$139,400	$139,400
Interest-bearing deposits with banks	—	12,278	—	12,278	12,276
Federal funds sold and securities purchased under resale agreements	—	48,937	—	48,937	48,937
Securities held-to-maturity	8,183	37,134	—	45,317	48,256
Loans (a)	—	87,589	—	87,589	88,430
Other financial assets	7,483	2,593	—	10,076	10,076
Total	$15,666	$327,931	$—	$343,597	$347,375
Liabilities:
Noninterest-bearing deposits	$—	$86,309	$—	$86,309	$86,309
Interest-bearing deposits	—	277,912	—	277,912	284,232
Federal funds purchased and securities sold under repurchase agreements	—	26,114	—	26,114	26,114
Payables to customers and broker-dealers	—	25,734	—	25,734	25,734
Commercial paper	—	4,816	—	4,816	4,816
Borrowings	—	1,114	—	1,114	1,114
Long-term debt	—	30,302	—	30,302	30,368
Total	$—	$452,301	$—	$452,301	$458,687
(a)    Does not include certain other loans.

Summary of financial instruments	Dec. 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$116,009	$—	$116,009	$116,009
Interest-bearing deposits with banks	—	10,398	—	10,398	10,397
Federal funds sold and securities purchased under resale agreements	—	44,892	—	44,892	44,892
Securities held-to-maturity	10,014	35,363	—	45,377	48,094
Loans (a)	—	79,418	—	79,418	80,278
Other financial assets	5,111	2,449	—	7,560	7,560
Total	$15,125	$288,529	$—	$303,654	$307,230
Liabilities:
Noninterest-bearing deposits	$—	$59,979	$—	$59,979	$59,979
Interest-bearing deposits	—	265,730	—	265,730	271,915
Federal funds purchased and securities sold under repurchase agreements	—	18,992	—	18,992	18,992
Payables to customers and broker-dealers	—	21,872	—	21,872	21,872
Commercial paper	—	2,003	—	2,003	2,003
Borrowings	—	1,191	—	1,191	1,191
Long-term debt	—	32,256	—	32,256	31,873
Total	$—	$402,023	$—	$402,023	$407,825
(a)    Does not include certain other loans.

BNY 75

Notes to Consolidated Financial Statements (continued)

Note 13–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	June 30, 2026	Dec. 31, 2025
(in millions)
Assets of consolidated investment management funds:
Trading assets	$1,091	$841
Other assets	45	23
Total assets of consolidated investment management funds	$1,136	$864
Liabilities of consolidated investment management funds:
Other liabilities	$27	$1
Total liabilities of consolidated investment management funds	$27	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $18 million at June 30, 2026 and $9 million at Dec. 31, 2025, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and included in Level 2 of the valuation hierarchy.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the second quarter of 2026.

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
76 BNY

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, U.S. government agency, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At June 30, 2026, $59.8 billion designated par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $59.6 billion.

At June 30, 2026, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $2.8 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The Company also utilizes interest rate swaps as a cash flow hedge to convert floating interest receipts to a fixed rate. At June 30, 2026, $2.6 billion of interest rate swaps, with terms of less than three years, were designated as cash flow hedges of loans and securities. For qualifying cash flow hedges, changes in the derivative fair value are recorded in OCI and then transferred to earnings in the period in which the hedged forecasted transaction impacts earnings. In the second quarter of 2026 and second quarter of 2025, the Company did not experience any hedged forecasted transactions that failed to occur. Over the next 12 months, we expect that $10 million of net after-tax losses in OCI will be reclassified to net interest income associated with cash flow hedges.

At June 30, 2026, $29.2 billion par value of long-term debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $29.2 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, Polish zloty, British pound, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of June 30, 2026, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $771 million (notional), with a net pre-tax loss of $9 million recorded in accumulated OCI. Over the next 12 months, a loss of $9 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At June 30, 2026, forward foreign exchange contracts with notional amounts totaling $11.5 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value hedging activities recognized in the consolidated income statement.

Income statement impact of fair value hedges
(in millions)	Location of gains (losses)	2Q26	2Q25	YTD26	YTD25
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$222	$(249)	$440	$(647)
Hedged item	Interest income	(221)	249	(439)	647
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(212)	275	(354)	686
Hedged item	Interest expense	212	(275)	354	(686)
Interest rate fair value hedges of loans
Derivative	Interest income	1	2	(4)	(9)
Hedged item	Interest income	(1)	(2)	4	9
Gain (loss) recognized in the consolidated income statement due to fair value hedging relationships		$1	$—	$1	$—

BNY 77

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax impact of hedging derivatives used in net investment and cash flow hedging relationships.

Impact of derivative instruments used in net investment and cash flow hedging relationships

(in millions)	Gain (loss) recognized in accumulated OCI				Location of gain or (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income
	2Q26	2Q25	YTD26	YTD25		2Q26	2Q25	YTD26	YTD25
Net investment hedges
FX contracts	$90	$(735)	$312	$(1,111)	Investment and other revenue	$—	$—	$—	$21

Cash flow hedges
FX contracts	$6	$(7)	$(10)	$(6)	Staff expense and investment and other revenue	$(12)	$(1)	$(17)	$(4)
Interest rate contracts	(9)	—	(24)	—	Net interest income	1	—	—	—
Total	$(3)	$(7)	$(34)	$(6)		$(11)	$(1)	$(17)	$(4)

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025
Available-for-sale securities (b)	$55,743	$46,420	$(1,280)	$(910)
Loans (c)	$2,811	$2,939	$(5)	$(9)
Long-term debt	$28,522	$28,375	$(617)	$(264)
(a)    Includes $244 million and $332 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at June 30, 2026 and Dec. 31, 2025, respectively, and $11 million and $10 million of basis adjustment increases on discontinued hedges associated with long-term debt at June 30, 2026 and Dec. 31, 2025, respectively.
(b)    At June 30, 2026 and Dec. 31, 2025, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $17.4 billion and $15.1 billion, respectively, of which the notional amount hedged was $11.9 billion and $8.9 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of June 30, 2026 and Dec. 31, 2025 were a decrease of $156 million and an increase of $1 million, respectively.
(c)    At June 30, 2026 and Dec. 31, 2025, loans included in closed portfolios subject to portfolio layer method hedging were $2.8 billion and $2.9 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of June 30, 2026 and Dec. 31, 2025 were a decrease of $5 million and $9 million, respectively.

78 BNY

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivatives portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$92,667	$74,525	$311	$305	$24	$—
Foreign exchange contracts	12,288	11,817	261	53	26	81
Total derivatives designated as hedging instruments			$572	$358	$50	$81
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$251,628	$202,299	$791	$718	$1,018	$973
Foreign exchange contracts	1,501,798	1,131,252	8,836	5,517	8,666	5,351
Equity contracts	6,492	6,366	135	21	38	44
Credit contracts	249	279	—	—	10	13
Total derivatives not designated as hedging instruments			$9,762	$6,256	$9,732	$6,381
Total derivatives fair value (d)			$10,334	$6,614	$9,782	$6,462
Effect of master netting agreements (e)			(6,797)	(5,224)	(7,098)	(3,831)
Fair value after effect of master netting agreements			$3,537	$1,390	$2,684	$2,631
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,347 million and $1,648 million, respectively, at June 30, 2026, and $2,107 million and $714 million, respectively, at Dec. 31, 2025.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	2Q26	2Q25	YTD26	YTD25
Foreign exchange revenue	$229	$213	$461	$369
Other trading revenue	59	59	153	130

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded gains of $27 million in the second quarter of 2026, $15 million in the second quarter of 2025, $20 million in the first six months of 2026 and $7 million in the first six months of 2025.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit, independent from
BNY 79

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

	June 30, 2026	Dec. 31, 2025
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,451	$381
Collateral posted	$1,840	$1,009
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

Potential close-out exposures (fair value) (a)
	June 30, 2026	Dec. 31, 2025
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$104	$61
Baa2/BBB	$266	$252
Ba1/BB+	$1,322	$714
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2026 and Dec. 31, 2025, existing collateral arrangements would have required us to post additional collateral of $99 million and $76 million, respectively.
80 BNY

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at June 30, 2026					Amount not offset on the balance sheet
	Gross assets recognized	Amounts offset on the balance sheet		Net assets recognized on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$982	$843		$139	$40	$99
Foreign exchange contracts	8,473	5,856		2,617	195	2,422
Equity and other contracts	127	98		29	—	29
Total derivatives subject to netting arrangements	9,582	6,797		2,785	235	2,550
Total derivatives not subject to netting arrangements	752	—		752	—	752
Total derivatives	10,334	6,797		3,537	235	3,302
Reverse repurchase agreements	287,830	262,547	(b)	25,283	25,251	32
Securities borrowing	38,238	14,584		23,654	22,679	975
Total	$336,402	$283,928		$52,474	$48,165	$4,309
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

BNY 81

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2026				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Amounts offset on the balance sheet			Amount not offset on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$819	$495		$324	$29	$295
Foreign exchange contracts	8,200	6,568		1,632	546	1,086
Equity and other contracts	36	35		1	—	1
Total derivatives subject to netting arrangements	9,055	7,098		1,957	575	1,382
Total derivatives not subject to netting arrangements	727	—		727	—	727
Total derivatives	9,782	7,098		2,684	575	2,109
Repurchase agreements	281,158	262,547	(b)	18,611	18,582	29
Securities lending	22,087	14,584		7,503	7,270	233
Total	$313,027	$284,229		$28,798	$26,427	$2,371
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	June 30, 2026					Dec. 31, 2025
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$174,719	$180	$1,378	$2,269	$178,546	$207,600	$475	$1,420	$2,101	$211,596
Agency RMBS	95,052	119	433	405	96,009	51,130	136	237	441	51,944
Corporate bonds	70	214	761	701	1,746	119	55	1,256	557	1,987
State and political subdivisions	52	24	347	918	1,341	17	25	361	328	731
Sovereign debt/sovereign guaranteed	727	474	—	—	1,201	541	416	—	—	957
U.S. government agencies	117	—	96	119	332	72	4	3	61	140
Other debt securities	217	72	120	42	451	71	370	246	136	823
Equity securities	—	42	1,014	476	1,532	—	15	628	531	1,174
Total	$270,954	$1,125	$4,149	$4,930	$281,158	$259,550	$1,496	$4,151	$4,155	$269,352
Securities lending:
U.S. Treasury	$2,092	$—	$—	$—	$2,092	$754	$—	$—	$—	$754
Corporate bonds	988	—	—	—	988	783	—	—	—	783
Agency RMBS	—	—	—	—	—	102	—	—	—	102
U.S. government agencies	—	—	—	—	—	2	—	—	—	2
Equity securities	19,007	—	—	—	19,007	11,199	—	—	—	11,199
Total	$22,087	$—	$—	$—	$22,087	$12,840	$—	$—	$—	$12,840
Total secured borrowings	$293,041	$1,125	$4,149	$4,930	$303,245	$272,390	$1,496	$4,151	$4,155	$282,192

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

BNY 83

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	June 30, 2026	Dec. 31, 2025
(in millions)
Lending commitments	$48,815	$49,433
Standby letters of credit (“SBLC”) (a)	1,477	1,659
Commercial letters of credit	91	78
Securities lending indemnifications (b)(c)	717,187	666,395
(a)Net of participations totaling $111 million at June 30, 2026 and $111 million at Dec. 31, 2025.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $71 billion at June 30, 2026 and $74 billion at Dec. 31, 2025.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $74 billion at June 30, 2026 and $65 billion at Dec. 31, 2025.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $26.4 billion in less than one year, $21.4 billion in one to five years and $990 million in over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $217 million at June 30, 2026 and $212 million at Dec. 31, 2025. At June 30, 2026, $1.0 billion of the SBLCs will expire within one year, $431 million in one to five years and none in over five years.

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

Standby letters of credit	June 30, 2026	Dec. 31, 2025

Investment grade	79%	78%
Non-investment grade	21%	22%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $91 million at June 30, 2026 and $78 million at Dec. 31, 2025.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $90 million at June 30, 2026 and $74 million at Dec. 31, 2025.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $761 billion at June 30, 2026 and $706 billion at Dec. 31, 2025.
84 BNY

Notes to Consolidated Financial Statements (continued)

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities. BNY and CIBC severally indemnify securities lenders against specific types of borrower default. Previously, BNY, CIBC and CIBC Mellon jointly and severally indemnified securities lenders against specific types of borrower default. At June 30, 2026 and Dec. 31, 2025, $71 billion and $74 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $76 billion and $78 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At June 30, 2026, we had no unsettled repurchase agreements and $88.9 billion of unsettled reverse repurchase agreements. At Dec. 31, 2025, we had no unsettled repurchase agreements and $71.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at June 30, 2026. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	June 30, 2026
	Loans	Unfunded commitments	Total exposure
Securities industry	$4.1	$12.7	$16.8
Banks	8.6	1.9	10.5
Asset managers	1.9	8.3	10.2
Insurance	—	4.3	4.3
Government	—	0.8	0.8
Other	0.7	1.0	1.7
Total	$15.3	$29.0	$44.3

Commercial portfolio exposure (in billions)	June 30, 2026
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.8	$4.4	$5.2
Services and other	0.9	3.8	4.7
Energy and utilities	0.1	4.4	4.5
Media and telecom	—	0.8	0.8
Total	$1.8	$13.4	$15.2

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

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these
BNY 85

Notes to Consolidated Financial Statements (continued)

indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2026 and Dec. 31, 2025, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or a member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities and/or to provide liquidity support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. Any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. In addition, we also sponsor clients as members on clearing and settlement exchanges and guarantee their obligations. At June 30, 2026 and Dec. 31, 2025, we did not record any material liabilities under these arrangements.

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
86 BNY

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs filed two putative class action proceedings against Pershing LLC: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. One lawsuit remains against Pershing LLC in New Jersey federal court, which was filed in October 2015. The purchaser alleges that Pershing LLC, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing LLC. On Nov. 12, 2021, the court dismissed the class action against The Bank of New
York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On Aug. 5, 2025, the trial court denied plaintiffs’ motion for class certification. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court have been consolidated in Texas federal court for discovery purposes. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings and these are all resolved.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On April 7, 2025, the court found DTVM, Ativos and two other defendants jointly and severally liable for approximately $3 million. DTVM and Ativos appealed on Sept. 9, 2025, and the appeal was denied on March 19, 2026. On June 23, 2026, DTVM and Ativos filed a further appeal. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Feb. 26, 2025, ADCAP filed a lawsuit in New York state court against The Bank of New York Mellon Corporation, claiming that it is also liable for Postalis investment losses. On
BNY 87

Notes to Consolidated Financial Statements (continued)

Feb. 27, 2025, we removed the lawsuit to New York federal court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. DTVM appealed and, on June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. DTVM and Ativos further appealed, but their appeal was denied on Dec. 3, 2024. The judgment was paid and the lawsuit was closed on March 5, 2026. On Aug. 24, 2022, the court dismissed one of the other lawsuits. Postalis appealed that decision, but Postalis’s appeal was denied on Oct. 24, 2023. Postalis further appealed; that further appeal was denied on Oct. 22, 2024. On Feb. 28, 2026, the court dismissed the third lawsuit. On June 23, 2026, Postalis appealed. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. DTVM appealed, but that appeal was denied on Aug. 21, 2023. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On June 9, 2026, the court dismissed DTVM’s annulment action. On June 17, 2026, DTVM appealed the dismissal. On July 30, 2025, TCU rendered a decision in another of the proceedings, finding DTVM, Ativos and former Postalis directors jointly and severally liable for approximately $185 million. On Sept. 15, 2025, DTVM and Ativos filed an administrative appeal. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the Arbitration Court’s jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund appealed. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos have further appealed. The arbitration continued during the further appeal, and on Sept. 29, 2025, the panel found DTVM and Ativos partially liable. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. Postalis has filed a further appeal. On June 19, 2020, a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another
88 BNY

Notes to Consolidated Financial Statements (continued)

investment fund for which DTVM was administrator and the other defendant was manager.

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

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense
BNY 89

Notes to Consolidated Financial Statements (continued)

allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the second quarter of 2026. In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions line of business in the Market and Wealth Services business segment. Business segment results for the three- and six-months ended June 30, 2025 have been revised to reflect this change.

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

90 BNY

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2026	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,046	$1,359	$809	(a)	$7	$4,221	(a)
Net interest income	782	611	54		(1)	1,446
Total revenue	2,828	1,970	863	(a)	6	5,667	(a)
Provision for credit losses	(5)	(2)	(5)		4	(8)
Noninterest expense	1,722	948	686		83	3,439
Income (loss) before income taxes	$1,111	$1,024	$182	(a)	$(81)	$2,236	(a)
Pre-tax operating margin (b)	39.3%	52.0%	21.1%		N/M	39.8%
Average assets	$214,794	$148,791	$27,508		$73,677	$464,770
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $31 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended June 30, 2025	Securities Services	(a)	Market and Wealth Services		Investment and Wealth Management		Other	Consolidated
(dollars in millions)				(a)
Total fee and other revenue	$1,787		$1,248		$760	(b)	$18	$3,813	(b)
Net interest income (expense)	675		506		41		(19)	1,203
Total revenue	2,462		1,754		801	(b)	(1)	5,016	(b)
Provision for credit losses	(13)		(6)		—		2	(17)
Noninterest expense	1,605		912		653		36	3,206
Income (loss) before income taxes	$870		$848		$148	(b)	$(39)	$1,827	(b)
Pre-tax operating margin (c)	35.3%		48.4%		18.5%		N/M	36.6%
Average assets	$206,064		$135,607		$27,114		$69,823	$438,608
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment. Prior period amounts were revised for comparability.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $12 million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the six months ended June 30, 2026	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$3,967	$2,680	$1,581	(a)	$34	$8,262	(a)
Net interest income (expense)	1,539	1,182	107		(12)	2,816
Total revenue	5,506	3,862	1,688	(a)	22	11,078	(a)
Provision for credit losses	(16)	(8)	4		5	(15)
Noninterest expense	3,370	1,885	1,412		172	6,839
Income (loss) before income taxes	$2,152	$1,985	$272	(a)	$(155)	$4,254	(a)
Pre-tax operating margin (b)	39.1%	51.4%	16.1%		N/M	38.6%
Average assets	$216,637	$148,243	$27,384		$71,093	$463,357
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $29 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

BNY 91

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2025	Securities Services	(a)	Market and Wealth Services		Investment and Wealth Management		Other	Consolidated
(dollars in millions)				(a)
Total fee and other revenue	$3,445		$2,449		$1,498	(b)	$52	$7,444	(b)
Net interest income (expense)	1,305		1,003		82		(28)	2,362
Total revenue	4,750		3,452		1,580	(b)	24	9,806	(b)
Provision for credit losses	(5)		(2)		2		6	1
Noninterest expense	3,174		1,793		1,367		124	6,458
Income (loss) before income taxes	$1,581		$1,661		$211	(b)	$(106)	$3,347	(b)
Pre-tax operating margin (c)	33.3%		48.1%		13.4%		N/M	34.2%
Average assets	$200,273		$132,684		$26,760		$67,572	$427,289
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment. Prior period amounts were revised for comparability.
(b)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $14 million.
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

Note 17–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Six months ended June 30,
(in millions)	2026	2025
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	272	116
Change in liabilities of consolidated investment management funds	26	17
Change in nonredeemable noncontrolling interests of consolidated investment management funds	192	119
Investment securities purchased not settled	959	413
Securities sold not settled	—	114
Premises and equipment/operating lease obligations	150	29
Residual interest received from sale of investment	36	—
Excise tax on share repurchases	13	11
Amortization of preferred stock discount	6	—

92 BNY

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY 93

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
•a cybersecurity incident directed at us or a third party could result in the theft, loss, disclosure, use or alteration of information, unauthorized or loss of access to information, or system or network failures. The increasing sophistication of cyber threats, including those enhanced by artificial intelligence and emerging technologies, including quantum computing, could challenge the effectiveness of our cybersecurity measures, governance and controls, remediation efforts and resiliency. For example, recent advancements in artificial intelligence have enhanced the capability of threat actors to identify and potentially exploit previously unidentified cybersecurity vulnerabilities, while developments in new computing technologies, such as quantum computing, that vastly increase the speed and computing power available may introduce cryptography risks, including vulnerabilities in encryption and other protective measures, both of which could increase the likelihood or severity of cybersecurity incidents. Any such incident could adversely impact our ability to conduct our businesses, damage our reputation and cause losses;
•the development, deployment and use of artificial intelligence present risks and challenges that may materially adversely impact our business and threaten the viability of our company. A failure to swiftly, strategically and pervasively adopt appropriate artificial intelligence solutions, including agents and digital employees, develop the relevant skillsets and capabilities throughout our platforms or realize the expected benefits from such technologies could result in significant competitive disadvantages, including reduced
94 BNY

Forward-looking Statements (continued)

growth opportunities and adverse impacts on our long-term business performance;
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
•the application of our Title I preferred resolution strategy or resolution under the Title II orderly
BNY 95

Forward-looking Statements (continued)

liquidation authority could adversely affect the Parent’s liquidity and financial condition and the Parent’s security holders;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the second quarter of 2026. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – second quarter of 2026			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2026
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
April 2026	1,673	$135.17	1,673	$10,588
May 2026	3,784	135.53	3,784	10,075
June 2026	2,559	142.32	2,559	9,711
Second quarter of 2026 (a)	8,016	$137.62	8,016	$9,711	(b)
(a)    Includes 24 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $137.64.
(b)    Represents the maximum value of the shares to be repurchased under the share repurchase plan announced in April 2026 and includes shares repurchased in connection with employee benefit plans.

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
Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.
BNY 97

Index to Exhibits

Exhibit	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series F Noncumulative Perpetual Preferred Stock, dated July 29, 2016.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Aug. 1, 2016, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 18, 2021, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 10, 2025, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 14, 2025, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series L Noncumulative Perpetual Preferred Stock, dated Sept. 9, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Sept. 10, 2025, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series M Noncumulative Perpetual Preferred Stock, dated March 4, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 5, 2026, and incorporated herein by reference.
3.10	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series N Noncumulative Perpetual Preferred Stock, dated July 22, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on July 23, 2026, and incorporated herein by reference.
3.11	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 31, 2025.	Previously filed as Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) on Oct. 31, 2025, and incorporated herein by reference.
98 BNY

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2026. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.
N/A
22.1	Subsidiary Issuer of Guaranteed Securities.	Previously filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended March 31, 2021, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	The cover page of The Bank of New York Mellon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL.	The cover page interactive data file is embedded within the inline XBRL document and included in Exhibit 101.
BNY 99

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: July 31, 2026	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

100 BNY