Form 10-Q
period 2026-09-30
Bank of New York Mellon Corp
filed 2026-10-30
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026
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

As of Sept. 30, 2026, 672,898,490 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2026 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk:
General	4
Overview	4
Key third quarter 2026 events	4
Highlights of third quarter 2026 results	4
Fee and other revenue	6
Net interest income	8
Noninterest expense	11
Income taxes	11
Review of business segments	11
Critical accounting estimates	20
Consolidated balance sheet review	20
Liquidity and dividends	29
Capital	33
Trading activities and risk management	37
Asset/liability management	39
Supplemental information – Explanation of GAAP and Non-GAAP financial measures	41
Recent accounting and regulatory developments	44
Website information	46

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	47
Consolidated Comprehensive Income Statement (unaudited)	48
Consolidated Balance Sheet (unaudited)	49
Consolidated Statement of Cash Flows (unaudited)	50
Consolidated Statement of Changes in Equity (unaudited)	51

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollars in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$1,608	$1,696	$1,339	$4,866	$3,879
Basic earnings per share	$2.37	$2.47	$1.90	$7.09	$5.43
Diluted earnings per share	$2.34	$2.45	$1.88	$7.02	$5.39

Fee and other revenue	$4,253	$4,252	$3,845	$12,544	$11,303
Net interest income	1,423	1,446	1,236	4,239	3,598
Total revenue	$5,676	$5,698	$5,081	$16,783	$14,901

Return on common shareholders’ equity (annualized)	16.0%	17.2%	13.7%	16.4%	13.7%
Return on tangible common shareholders’ equity (annualized) – Non-GAAP (a)	29.0%	31.3%	25.6%	29.9%	25.9%

Fee revenue as a percentage of total revenue	72%	71%	72%	71%	72%

Non-U.S. revenue as a percentage of total revenue	36%	37%	35%	36%	35%

Pre-tax operating margin	38.5%	39.8%	36.4%	38.5%	35.0%

Net interest margin	1.43%	1.45%	1.31%	1.42%	1.30%
Net interest margin on a fully taxable equivalent (“FTE”) basis – Non-GAAP (b)	1.43%	1.45%	1.31%	1.42%	1.30%

Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (c)	$63.4	$62.6	$57.8	$63.4	$57.8
Assets under management (“AUM”) at period end (in trillions) (d)	$2.2	$2.2	$2.1	$2.2	$2.1

Average common shares and equivalents outstanding (in thousands):
Basic	679,490	686,125	705,873	685,825	714,135
Diluted	686,913	692,223	712,854	693,005	720,344

Selected average balances:
Interest-earning assets	$396,504	$397,635	$374,493	$396,817	$368,313
Total assets	$464,049	$464,770	$437,491	$463,590	$430,727
Interest-bearing deposits	$257,886	$259,221	$248,016	$260,181	$244,416
Noninterest-bearing deposits	$53,189	$54,815	$51,310	$54,311	$49,699
Long-term debt	$31,909	$31,029	$32,503	$31,825	$31,846
Preferred stock	$5,023	$5,274	$5,348	$5,094	$5,083
Total The Bank of New York Mellon Corporation common shareholders’ equity	$39,756	$39,535	$38,626	$39,580	$37,839

Other information at period end:
Cash dividends per common share	$0.63	$0.53	$0.53	$1.69	$1.47
Common dividend payout ratio	27%	22%	28%	24%	28%
Common dividend yield (annualized)	1.7%	1.5%	1.9%	1.6%	1.8%
Closing stock price per common share	$144.63	$144.61	$108.96	$144.63	$108.96
Market capitalization	$97,321	$98,118	$75,983	$97,321	$75,983
Book value per common share	$58.43	$58.82	$55.99	$58.43	$55.99
Tangible book value per common share – Non-GAAP (a)	$32.22	$32.81	$30.60	$32.22	$30.60
Full-time employees	46,600	46,500	49,200	46,600	49,200
Common shares outstanding (in thousands)	672,898	678,504	697,349	672,898	697,349
2 BNY

Consolidated Financial Highlights (unaudited) (continued)

Regulatory capital and other ratios	Sept. 30, 2026	Dec. 31, 2025
Average liquidity coverage ratio (“LCR”)	111%	112%
Average net stable funding ratio (“NSFR”)	129%	130%

Regulatory capital ratios: (e)
Advanced Approaches:
Common Equity Tier 1 (“CET1”) ratio	12.0%	13.0%
Tier 1 capital ratio	14.4	16.0
Total capital ratio	15.0	16.7
Standardized Approach:
CET1 ratio	11.0%	11.9%
Tier 1 capital ratio	13.2	14.6
Total capital ratio	13.9	15.4

Tier 1 leverage ratio	5.7%	6.0%
Supplementary leverage ratio (“SLR”)	6.0	6.7

BNY shareholders’ equity to total assets ratio	8.8%	9.4%
BNY common shareholders’ equity to total assets ratio	8.0	8.4
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
(c)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon Trust Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $2.3 trillion at Sept. 30, 2026, $2.2 trillion at June 30, 2026 and $2.1 trillion at Sept. 30, 2025.
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

Overview

BNY is a global financial services platforms company at the heart of the world’s capital markets. For more than 240 years BNY has partnered alongside clients, using its expertise and platforms to help them operate more efficiently and accelerate growth. Today BNY serves over 90% of Fortune 100 companies and nearly all the top 100 banks globally. BNY supports governments in funding local projects and works with over 90% of the top 100 pension plans to safeguard investments for millions of individuals. As of Sept. 30, 2026, BNY oversees $63.4 trillion in assets under custody and/or administration and $2.2 trillion in assets under management.

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

Key third quarter 2026 events

Increase in cash dividend on common stock

In July 2026, our Board of Directors approved a 19% increase in the quarterly cash dividend on our common stock, from $0.53 to $0.63 per share. The increased quarterly cash dividend was paid on Aug. 7, 2026.

Highlights of third quarter 2026 results

We reported net income applicable to common shareholders of $1.6 billion, or $2.34 per diluted common share, in the third quarter of 2026, including the impact of notable items. Notable items in the third quarter of 2026 include severance expense and litigation reserves. Excluding notable items, net income applicable to common shareholders was $1.6 billion (Non-GAAP), or $2.37 (Non-GAAP) per diluted common share, in the third quarter of 2026. Net income applicable to common shareholders was $1.3 billion, or $1.88 per diluted common share, in the third quarter of 2025, including the impact of notable items. Notable items in the third quarter of
4 BNY

2025 include a disposal gain, severance expense, litigation reserves and a reduction in the Federal Deposit Insurance Corporation (“FDIC”) special assessment. Excluding notable items, net income applicable to common shareholders was $1.4 billion (Non-GAAP), or $1.91 (Non-GAAP) per diluted common share, in the third quarter of 2025.

The highlights below are based on the third quarter of 2026 compared with the third quarter of 2025, unless otherwise noted.
•Total revenue increased 12%, primarily reflecting:
•Fee revenue increased 12%, primarily reflecting net new business and higher client activity and market values, partially offset by the mix of AUM flows. (See “Fee and other revenue” beginning on page 6.)
•Investment and other revenue decreased primarily reflecting the impact of fixed income and equity trading activity, seed capital results and the absence of a disposal gain recorded in the third quarter of 2025, partially offset by other investment gains. (See “Fee and other revenue” beginning on page 6.)
•Net interest income increased 15%, primarily reflecting the reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression. (See “Net interest income” on page 8.)
•The provision for credit losses was $1 million. (See “Allowance for credit losses” on page 27.)
•Noninterest expense increased 8%, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings. (See “Noninterest expense” on page 11.)
•Effective tax rate of 22.8%. (See “Income taxes” on page 11.)
•Return on common shareholders’ equity (“ROE”) was 16.0% for the third quarter of 2026.
•Return on tangible common shareholders’ equity (“ROTCE”) was 29.0% (Non-GAAP) for the third quarter of 2026.
See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of these Non-GAAP measures.

Metrics

•AUC/A of $63.4 trillion increased 10%, primarily reflecting higher market values, net client inflows and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.
•AUM of $2.2 trillion increased 2%, primarily reflecting higher market values, partially offset by cumulative net outflows and the unfavorable impact of the stronger U.S. dollar.

Capital and liquidity

•Our CET1 ratio under the Standardized Approach was 11.0% at Sept. 30, 2026, a decrease compared with June 30, 2026, primarily reflecting capital returned through common stock repurchases and dividends and a decline in accumulated other comprehensive income, partially offset by capital generated through earnings and lower risk-weighted assets (“RWA”). (See “Capital” beginning on page 33.)
•Our Tier 1 leverage ratio was 5.7% at Sept. 30, 2026, a decrease compared with June 30, 2026, primarily reflecting the decrease in capital. (See “Capital” beginning on page 33.)
•Returned $1.4 billion to common shareholders, including $937 million of common share repurchases.

BNY 5

Fee and other revenue

Fee and other revenue			% change			% change
(dollars in millions, unless otherwise noted)	3Q26	3Q25		YTD26	YTD25
Investment services fees	$2,973	$2,585	15%	$8,534	$7,579	13%
Investment management and performance fees (a)	803	782	3	2,384	2,279	5
Foreign exchange revenue	198	166	19	659	535	23
Financing-related fees	66	67	(1)	192	178	8
Distribution and servicing fees	38	37	3	113	110	3
Total fee revenue	4,078	3,637	12	11,882	10,681	11
Investment and other revenue	175	208	N/M	662	622	N/M
Total fee and other revenue	$4,253	$3,845	11%	$12,544	$11,303	11%

Fee revenue as a percentage of total revenue	72%	72%		71%	72%

AUC/A at period end (in trillions) (b)	$63.4	$57.8	10%
AUM at period end (in billions) (c)	$2,187	$2,142	2%
(a)    Excludes seed capital gains (losses) related to consolidated investment management funds.
(b)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Clearance and Collateral Management, Issuer Services, Wealth Solutions and Wealth Management lines of business. Includes the AUC/A of CIBC Mellon of $2.3 trillion at Sept. 30, 2026 and $2.1 trillion at Sept. 30, 2025.
(c)    Represents assets managed in the Investment and Wealth Management business segment.
N/M – Not meaningful.

Fee revenue increased 12% compared with the third quarter of 2025, primarily reflecting higher investment services fees, foreign exchange revenue and investment management and performance fees.

Investment and other revenue decreased $33 million compared with the third quarter of 2025, primarily reflecting the impact of fixed income and equity trading activity, seed capital results and the absence of a disposal gain recorded in the third quarter of 2025, partially offset by other investment gains.

Investment services fees

Investment services fees increased 15% compared with the third quarter of 2025, primarily reflecting net new business, higher client activity and higher market values.

AUC/A totaled $63.4 trillion at Sept. 30, 2026, an increase of 10% compared with Sept. 30, 2025, primarily reflecting higher market values, net client inflows and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 40% equity securities and 60% fixed-income securities at Sept. 30, 2026, and 38% equity securities and 62% fixed-income securities at Sept. 30, 2025.

See “Securities Services business segment” and “Market and Wealth Services business segment” in “Review of business segments” for additional details.
Investment management and performance fees

Investment management and performance fees increased 3% compared with the third quarter of 2025, primarily reflecting higher market values, partially offset by the mix of AUM flows. Performance fees were $2 million in the third quarter of 2026 and $6 million in the third quarter of 2025. On a constant currency basis, investment management and performance fees increased 3% (Non-GAAP) compared with the third quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of Non-GAAP measures.

AUM was $2.2 trillion at Sept. 30, 2026, an increase of 2% compared with Sept. 30, 2025, primarily reflecting higher market values, partially offset by cumulative net outflows and the unfavorable impact of the stronger U.S. dollar.

See “Investment and Wealth Management business segment” in “Review of business segments” for additional details regarding the drivers of investment management and performance fees, AUM and AUM flows.

Foreign exchange revenue

Foreign exchange revenue is primarily driven by the volume of client transactions and the spread realized
6 BNY

on these transactions, both of which are impacted by market volatility, the impact of foreign currency hedging activities and foreign currency remeasurement gain (loss). Foreign exchange revenue increased 19% compared with the third quarter of 2025, primarily reflecting higher client volumes. Foreign exchange revenue is primarily reported in the Securities Services business segment and, to a lesser extent, the Market and Wealth Services and Investment and Wealth Management business segments and the Other segment.

Financing-related fees

Financing-related fees, which are primarily reported in the Market and Wealth Services and Securities Services business segments, include capital market fees, loan commitment fees and credit-related fees. Financing-related fees decreased 1% compared with the third quarter of 2025, primarily reflecting lower commitment fees.

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

The following table provides the components of investment and other revenue.

Investment and other revenue
(in millions)	3Q26	3Q25	YTD26	YTD25
Income (loss) from consolidated investment management funds	$(5)	$23	$49	$64
Seed capital gains (losses) (a)	2	8	11	10
Other trading revenue	72	73	225	203
Renewable energy investments gains	12	19	67	49
Corporate/bank-owned life insurance	48	41	139	114
Other investments gains (losses) (b)	25	7	152	57
Disposal gains (losses)	—	12	—	52
Expense reimbursements from joint venture	41	36	104	101
Other income	5	19	15	37
Net investment securities gains (losses)	(25)	(30)	(100)	(65)
Total investment and other revenue	$175	$208	$662	$622
(a)    Includes gains (losses) on investments in BNY funds that hedge deferred incentive awards.
(b)    Includes strategic equity, private equity and other investments.

Investment and other revenue decreased $33 million compared with the third quarter of 2025, primarily reflecting the impact of fixed income and equity trading activity, seed capital results and the absence of a disposal gain recorded in the third quarter of 2025, partially offset by other investment gains.

Year-to-date 2026 compared with year-to-date 2025

Fee revenue increased 11% compared with the first nine months of 2025, primarily reflecting higher investment services fees, foreign exchange revenue and investment management and performance fees. The 13% increase in investment services fees primarily reflects net new business, higher client
BNY 7

activity and higher market values. Investment management and performance fees increased 5%, primarily reflecting higher market values, partially offset by the mix of AUM flows. The 23% increase in foreign exchange revenue primarily reflects higher client volumes.

Investment and other revenue increased $40 million compared with the first nine months of 2025, primarily reflecting higher investment-related gains, partially offset by the absence of disposal gains recorded in the first nine months of 2025 and higher net investment securities losses.

Net interest income

Net interest income			% change				% change
(dollars in millions)	3Q26	3Q25			YTD26	YTD25
Net interest income	$1,423	$1,236	15%		$4,239	$3,598	18%
Add: Tax equivalent adjustment	1	—	N/M		1	1	N/M
Net interest income (FTE) – Non-GAAP (a)	$1,424	$1,236	15%		$4,240	$3,599	18%

Average interest-earning assets	$396,504	$374,493	6%		$396,817	$368,313	8%

Net interest margin	1.43%	1.31%	12	bps	1.42%	1.30%	12	bps
Net interest margin (FTE) – Non-GAAP (a)	1.43%	1.31%	12	bps	1.42%	1.30%	12	bps
(a)    Net interest income (FTE) – Non-GAAP and net interest margin (FTE) – Non-GAAP include the tax equivalent adjustments on tax-exempt income, which allows for comparisons of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.
N/M – Not meaningful.
bps – basis points.

Net interest income increased 15% compared with the third quarter of 2025, primarily reflecting the reinvestment of investment securities at higher yields and balance sheet growth, partially offset by deposit margin compression.

Net interest margin increased 12 basis points compared with the third quarter of 2025, primarily reflecting the factors mentioned above.

Average interest-earning assets increased 6% compared with the third quarter of 2025, primarily reflecting higher average loan balances and average investment securities, partially offset by lower average interest-bearing deposits with the Federal Reserve and other central banks.

Average non-U.S. dollar deposits comprised approximately 25% of our average total deposits in the third quarter of 2026. Approximately 50% of the average non-U.S. dollar deposits in the third quarter of 2026 were euro-denominated.

Year-to-date 2026 compared with year-to-date 2025

Net interest income increased 18% compared with the first nine months of 2025, primarily driven by the reinvestment of investment securities at higher yields and higher loan balances, partially offset by deposit margin compression. The increase in the net interest margin primarily reflects the factors mentioned above.

Average interest-earning assets increased 8% compared with the first nine months of 2025, primarily reflecting higher average loan balances and average investment securities.

8 BNY

Average balances and interest rates	Quarter ended
	Sept. 30, 2026			Sept. 30, 2025
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$87,820	$732	3.26%	$94,533	$892	3.69%
Interest-bearing deposits with banks	11,789	72	2.43	10,980	81	2.97
Federal funds sold and securities purchased under resale agreements (a)	46,756	2,252	19.11	40,885	3,159	30.66
Investment securities:
U.S. government obligations	35,930	333	3.68	31,754	287	3.59
U.S. government agency obligations	64,244	568	3.54	61,174	520	3.40
Other securities	54,278	500	3.66	54,986	499	3.61
Total investment securities	154,452	1,401	3.61	147,914	1,306	3.52
Trading securities (b)	8,896	101	4.47	7,489	94	5.02
Loans	86,791	1,141	5.22	72,692	1,062	5.80
Total interest-earning assets (b)	$396,504	$5,699	5.70%	$374,493	$6,594	6.98%
Noninterest-earning assets	67,545			62,998
Total assets	$464,049			$437,491

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$257,886	$1,578	2.43%	$248,016	$1,813	2.90%
Federal funds purchased and securities sold under repurchase agreements (a)	25,806	2,014	30.97	16,242	2,829	69.11
Trading liabilities	3,562	35	4.06	3,333	37	4.40
Payables to customers and broker-dealers	18,283	186	4.02	16,434	180	4.34
Commercial paper	5,249	54	4.09	3,268	38	4.63
Other borrowed funds	360	4	4.59	243	2	4.63
Long-term debt	31,909	404	4.95	32,503	459	5.53
Total interest-bearing liabilities	$343,055	$4,275	4.94%	$320,039	$5,358	6.64%
Total noninterest-bearing deposits	53,189			51,310
Other noninterest-bearing liabilities	22,546			21,674
Total liabilities	418,790			393,023
Total The Bank of New York Mellon Corporation shareholders’ equity	44,779			43,974
Noncontrolling interests	480			494
Total liabilities and equity	$464,049			$437,491
Net interest income (FTE) – Non-GAAP (b)(c)		$1,424			$1,236
Net interest margin (FTE) – Non-GAAP (b)(c)			1.43%			1.31%
Less: Tax equivalent adjustment		1			—
Net interest income – GAAP		$1,423			$1,236
Net interest margin – GAAP			1.43%			1.31%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $190 billion for the third quarter of 2026 and $241 billion for the third quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 3.78% for the third quarter of 2026 and 4.45% for the third quarter of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 3.70% for the third quarter of 2026 and 4.36% for the third quarter of 2025. We believe providing rates excluding the impact of netting is useful to investors, as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 8 for the reconciliation of this Non-GAAP measure.

BNY 9

Average balances and interest rates	Year-to-date
	Sept. 30, 2026			Sept. 30, 2025
(dollars in millions; average rates are annualized)	Average balance	Interest	Average rates	Average balance	Interest	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$91,849	$2,234	3.21%	$93,363	$2,655	3.75%
Interest-bearing deposits with banks	12,164	219	2.41	10,757	252	3.14
Federal funds sold and securities purchased under resale agreements (a)	44,901	7,417	22.09	40,524	9,257	30.54
Investment securities:
U.S. government obligations	35,625	957	3.59	29,235	782	3.57
U.S. government agency obligations	64,439	1,652	3.42	62,512	1,568	3.34
Other securities	54,841	1,453	3.54	53,679	1,448	3.60
Total investment securities	154,905	4,062	3.50	145,426	3,798	3.49
Trading securities (b)	8,498	281	4.41	7,023	265	5.04
Loans	84,500	3,250	5.14	71,220	3,093	5.80
Total interest-earning assets (b)	$396,817	$17,463	5.87%	$368,313	$19,320	7.00%
Noninterest-earning assets	66,773			62,414
Total assets	$463,590			$430,727

Liabilities and equity
Interest-bearing liabilities:
Interest-bearing deposits	$260,181	$4,636	2.38%	$244,416	$5,375	2.94%
Federal funds purchased and securities sold under repurchase agreements (a)	24,654	6,705	36.36	17,092	8,314	65.03
Trading liabilities	2,803	88	4.21	2,744	95	4.63
Payables to customers and broker-dealers	17,961	503	3.74	15,695	499	4.25
Commercial paper	3,000	91	4.07	2,360	81	4.58
Other borrowed funds	367	12	4.58	321	12	5.21
Long-term debt	31,825	1,188	4.92	31,846	1,345	5.58
Total interest-bearing liabilities	$340,791	$13,223	5.18%	$314,474	$15,721	6.68%
Total noninterest-bearing deposits	54,311			49,699
Other noninterest-bearing liabilities	23,325			23,177
Total liabilities	418,427			387,350
Total The Bank of New York Mellon Corporation shareholders’ equity	44,674			42,922
Noncontrolling interests	489			455
Total liabilities and equity	$463,590			$430,727
Net interest income (FTE) – Non-GAAP (b)(c)		$4,240			$3,599
Net interest margin (FTE) – Non-GAAP (b)(c)			1.42%			1.30%
Less: Tax equivalent adjustment		1			1
Net interest income – GAAP		$4,239			$3,598
Net interest margin – GAAP			1.42%			1.30%
(a)    Includes the average impact of offsetting under enforceable netting agreements of approximately $219 billion for the first nine months of 2026 and $238 billion for the first nine months of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the yield on federal funds sold and securities purchased under resale agreements would have been 3.76% for the first nine months of 2026 and 4.45% for the first nine months of 2025. On a Non-GAAP basis, excluding the impact of offsetting, the rate on federal funds purchased and securities sold under repurchase agreements would have been 3.69% for the first nine months of 2026 and 4.37% for the first nine months of 2025. We believe providing rates excluding the impact of netting is useful to investors, as it is more reflective of the actual rates earned and paid.
(b)    Average rates were calculated on an FTE basis, at tax rates of approximately 21%.
(c)    See “Net interest income” on page 8 for the reconciliation of this Non-GAAP measure.

10 BNY

Noninterest expense

Noninterest expense			% change			% change
(dollars in millions)	3Q26	3Q25		YTD26	YTD25
Staff	$1,805	$1,745	3%	$5,478	$5,347	2%
Software and equipment	593	542	9	1,718	1,582	9
Professional, legal and other purchased services	474	404	17	1,303	1,158	13
Sub-custodian and clearing	168	141	19	481	422	14
Net occupancy	141	140	1	407	408	—
Distribution and servicing	78	68	15	227	196	16
Business development	58	45	29	176	146	21
Bank assessment charges	27	6	N/M	83	66	N/M
Amortization of intangible assets	9	12	(25)	28	34	(18)
Other	136	133	2	427	335	27
Total noninterest expense	$3,489	$3,236	8%	$10,328	$9,694	7%

Full-time employees at period-end	46,600	49,200	(5)%
N/M – Not meaningful.

Noninterest expense increased 8% compared with the third quarter of 2025, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Noninterest expense increased 7% compared with the first nine months of 2025, primarily reflecting higher revenue-related expenses, investments and employee salary increases, partially offset by efficiency savings.

Income taxes

BNY recorded an income tax provision of $499 million (22.8% effective tax rate) in the third quarter of 2026 and $395 million (21.3% effective tax rate) in the third quarter of 2025. The income tax provision was $1.4 billion (21.0% effective tax rate) in the first nine months of 2026 and $1.1 billion (21.1% effective tax rate) in the first nine months of 2025.

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

Our business segments are consistent with the structure used by the Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when evaluating the performance of each business segment and in making decisions about allocating capital and other resources to each business segment.

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

BNY 11

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2026. In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions line of business in the Market and Wealth Services business segment. Business segment results for the three and nine months ended Sept. 30, 2025 have been revised to reflect this change.

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
12 BNY

Securities Services business segment

			% change			% change
(dollars in millions, unless otherwise noted)	3Q26	3Q25		YTD26	YTD25
Revenue:
Investment services fees:
Asset Servicing (a)	$1,264	$1,129	12%	$3,643	$3,261	12%
Issuer Services	449	313	43	1,190	956	24
Total investment services fees	1,713	1,442	19	4,833	4,217	15
Foreign exchange revenue	171	143	20	570	454	26
Other fees (b)	78	73	7	229	198	16
Total fee revenue	1,962	1,658	18	5,632	4,869	16
Investment and other revenue	93	119	N/M	390	353	N/M
Total fee and other revenue	2,055	1,777	16	6,022	5,222	15
Net interest income	765	670	14	2,304	1,975	17
Total revenue	2,820	2,447	15	8,326	7,197	16
Provision for credit losses	4	(3)	N/M	(12)	(8)	N/M
Noninterest expense (a)	1,808	1,639	10	5,178	4,813	8
Income before income taxes (a)	$1,008	$811	24%	$3,160	$2,392	32%

Pre-tax operating margin (a)	35.8%	33.1%		38.0%	33.2%

Securities lending revenue (c)	$92	$62	48%	$242	$170	42%

Total revenue by line of business:
Asset Servicing (a)	$2,130	$1,903	12%	$6,421	$5,535	16%
Issuer Services	690	544	27	1,905	1,662	15
Total revenue by line of business	$2,820	$2,447	15%	$8,326	$7,197	16%

Selected average balances:
Average loans	$12,534	$10,706	17%	$12,661	$11,124	14%
Average deposits (a)	$191,647	$183,070	5%	$194,517	$181,608	7%

Selected metrics:
AUC/A at period end (in trillions) (a)(d)	$45.9	$41.5	11%
Market value of securities on loan at period end (in billions) (e)	$630	$554	14%

Issuer Services:
Total debt serviced at period end (in trillions)	$15.4	$14.5	6%
Number of Depositary Receipts programs at period end	1,670	1,601	4%
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
(d)    Consists of AUC/A primarily from the Asset Servicing line of business and, to a lesser extent, the Issuer Services line of business. Includes the AUC/A of CIBC Mellon of $2.3 trillion at Sept. 30, 2026 and $2.1 trillion at Sept. 30, 2025.
(e)    Represents the total amount of securities on loan in our agency securities lending program. Excludes securities for which BNY acts as agent on behalf of CIBC Mellon clients, which totaled $72 billion at Sept. 30, 2026 and $81 billion at Sept. 30, 2025.
N/M – Not meaningful.

Business segment description

The Securities Services business segment consists of two distinct lines of business, Asset Servicing and Issuer Services, which provide business solutions across the transaction life cycle to our global asset owner and asset manager clients. We are one of the leading global investment services providers, with $45.9 trillion of AUC/A at Sept. 30, 2026. For information on the drivers of the Securities Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

The Asset Servicing business provides a comprehensive suite of solutions. We are one of the largest global custody, fund administrator and front-to-back outsourcing service providers. We offer services for the safekeeping of assets in capital
BNY 13

markets globally as well as fund accounting services, exchange-traded funds servicing, transfer agency, trust and depository, front-to-back capabilities, data and analytics solutions and digital asset custody and administration services for our clients. We deliver foreign exchange, and securities lending and financing solutions, on both an agency and principal basis. Our agency securities lending program is one of the largest lenders of U.S. and non-U.S. securities, servicing a lendable asset pool of approximately $6.6 trillion in 36 markets. Our market-leading liquidity services portal enables cash investments for institutional clients and includes fund research and analytics.

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

Review of financial results

AUC/A of $45.9 trillion increased 11% compared with Sept. 30, 2025, primarily reflecting higher market values, net client inflows and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar.

Total revenue of $2.8 billion increased 15% compared with the third quarter of 2025. The drivers of total revenue by line of business are indicated below.

Asset Servicing revenue of $2.1 billion increased 12% compared with the third quarter of 2025, primarily reflecting higher net interest income, client activity, net new business and market values.

Issuer Services revenue of $690 million increased 27% compared with the third quarter of 2025, primarily reflecting higher Corporate Trust revenue, including the impact of pass-through activity associated with our role as financial agent for Trump Accounts.

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

Noninterest expense of $1.8 billion increased 10% compared with the third quarter of 2025, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings and lower severance expense.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $8.3 billion increased 16% compared with the first nine months of 2025. Asset Servicing revenue of $6.4 billion increased 16% compared with the first nine months of 2025, primarily reflecting higher net interest income, client activity, market values, foreign exchange revenue and the first quarter 2026 investment gains. Issuer Services revenue of $1.9 billion increased 15%, primarily reflecting higher Corporate Trust revenue, partially offset by the absence of a first quarter 2025 disposal gain.

Noninterest expense of $5.2 billion increased 8% compared with the first nine months of 2025, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings.

14 BNY

Market and Wealth Services business segment

(dollars in millions, unless otherwise noted)			% change			% change
	3Q26	3Q25		YTD26	YTD25
Revenue:
Investment services fees:
Wealth Solutions (a)	$554	$520	7%	$1,649	$1,560	6%
Payments and Trade	232	214	8	676	632	7
Clearance and Collateral Management	464	398	17	1,347	1,145	18
Total investment services fees	1,250	1,132	10	3,672	3,337	10
Foreign exchange revenue	31	31	—	101	90	12
Other fees (b)	72	70	3	213	198	8
Total fee revenue	1,353	1,233	10	3,986	3,625	10
Investment and other revenue	24	22	N/M	71	79	N/M
Total fee and other revenue	1,377	1,255	10	4,057	3,704	10
Net interest income	607	524	16	1,789	1,527	17
Total revenue	1,984	1,779	12	5,846	5,231	12
Provision for credit losses	1	(3)	N/M	(7)	(5)	N/M
Noninterest expense (a)	963	912	6	2,848	2,705	5
Income before income taxes (a)	$1,020	$870	17%	$3,005	$2,531	19%

Pre-tax operating margin (a)	51.4%	48.9%		51.4%	48.4%

Total revenue by line of business:
Wealth Solutions (a)	$813	$741	10%	$2,402	$2,223	8%
Payments and Trade	579	510	14	1,695	1,477	15
Clearance and Collateral Management	592	528	12	1,749	1,531	14
Total revenue by line of business	$1,984	$1,779	12%	$5,846	$5,231	12%

Selected average balances:
Average loans	$57,671	$46,278	25%	$55,634	$44,520	25%
Average deposits (a)	$103,556	$97,508	6%	$103,070	$95,350	8%

Selected metrics:
AUC/A at period end (in trillions) (a)(c)	$17.1	$16.0	7%

Wealth Solutions:
AUC/A at period end (in trillions) (a)	$3.6	$3.2	13%
Net new assets (U.S. platform) (in billions) (d)	$48	$3	N/M
Daily average revenue trades (“DARTs”) (U.S. platform) (in thousands)	299	269	11%
Average active clearing accounts (in thousands)	8,832	8,387	5%

Payments and Trade:
Average daily U.S. dollar payment volumes	257,345	246,286	4%

Clearance and Collateral Management:
Average collateral balances (in billions)	$8,263	$7,275	14%
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
N/M – Not meaningful.

Business segment description

The Market and Wealth Services business segment consists of three distinct lines of business, Wealth Solutions, Payments and Trade, and Clearance and
Collateral Management, which provide business services and technology solutions to entities including financial institutions, corporations, foundations and endowments, public funds and government agencies. For information on the drivers of the Market and
BNY 15

Wealth Services fee revenue, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

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

Review of financial results

AUC/A of $17.1 trillion increased 7% compared with Sept. 30, 2025, primarily reflecting net client inflows and higher market values.

Total revenue of $2.0 billion increased 12% compared with the third quarter of 2025. The drivers of total revenue by line of business are indicated below.

Wealth Solutions revenue of $813 million increased 10% compared with the third quarter of 2025, primarily reflecting higher net interest income, market values, client activity and net new business.

Payments and Trade revenue of $579 million increased 14% compared with the third quarter of 2025, primarily reflecting higher net interest income and net new business.

Clearance and Collateral Management revenue of $592 million increased 12% compared with the third quarter of 2025, primarily reflecting higher collateral balances and clearance volumes.

Noninterest expense of $963 million increased 6% compared with the third quarter of 2025, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $5.8 billion increased 12% compared with the first nine months of 2025. Wealth Solutions revenue of $2.4 billion increased 8%, primarily reflecting higher net interest income, market values and client activity. Payments and Trade revenue of $1.7 billion increased 15%, primarily reflecting higher net interest income and net new business. Clearance and Collateral Management revenue of $1.7 billion increased 14%, primarily reflecting higher collateral balances and clearance volumes.

Noninterest expense of $2.8 billion increased 5% compared with the first nine months of 2025, primarily reflecting higher investments and revenue-related expenses, partially offset by efficiency savings.
16 BNY

Investment and Wealth Management business segment

			% change			% change
(dollars in millions)	3Q26	3Q25		YTD26	YTD25
Revenue:
Investment management fees	$802	$776	3%	$2,380	$2,259	5%
Performance fees	2	6	N/M	6	21	N/M
Investment management and performance fees (a)	804	782	3	2,386	2,280	5
Distribution and servicing fees	70	69	1	211	206	2
Other fees (b)	(84)	(78)	N/M	(254)	(229)	N/M
Total fee revenue	790	773	2	2,343	2,257	4
Investment and other revenue (c)	8	10	N/M	36	24	N/M
Total fee and other revenue	798	783	2	2,379	2,281	4
Net interest income	59	41	44	166	123	35
Total revenue	857	824	4	2,545	2,404	6
Provision for credit losses	(3)	—	N/M	1	2	N/M
Noninterest expense	655	640	2	2,067	2,007	3
Income before income taxes	$205	$184	11%	$477	$395	21%

Pre-tax operating margin	23.9%	22.3%		18.7%	16.4%

Total revenue by line of business:
Investment Management	$562	$559	1%	$1,689	$1,620	4%
Wealth Management	295	265	11	856	784	9
Total revenue by line of business	$857	$824	4%	$2,545	$2,404	6%

Selected average balances:
Average loans	$14,807	$14,143	5%	$14,485	$13,892	4%
Average deposits	$9,690	$9,201	5%	$9,658	$9,442	2%
(a)    On a constant currency basis, investment management and performance fees increased 3% (Non-GAAP) compared with the third quarter of 2025. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for the reconciliation of this Non-GAAP measure.
(b)    Other fees primarily include investment services fees.
(c)    Investment and other revenue and total fee and other revenue are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds.
N/M – Not meaningful.

BNY 17

AUM trends							3Q26 vs.
(dollars in billions)	3Q26	2Q26	1Q26	4Q25	3Q25		2Q26	3Q25
AUM by product type: (a)
Equity	$180	$184	$172	$179	$180		(2)%	—%
Fixed income	269	267	261	262	257		1	5
Index	556	549	497	517	512		1	9
Liability-driven investments	502	523	530	539	537		(4)	(7)
Multi-asset and alternative investments	192	193	181	186	181		(1)	6
Cash	488	510	485	495	475		(4)	3
Total AUM	$2,187	$2,226	$2,126	$2,178	$2,142		(2)%	2%

Changes in AUM: (a)
Beginning balance of AUM	$2,226	$2,126	$2,178	$2,142	$2,106
Net inflows (outflows):
Long-term strategies:
Equity	(5)	(6)	(4)	(4)	(8)
Fixed income	9	9	3	5	7
Liability-driven investments	3	(14)	1	(15)	(23)
Multi-asset and alternative investments	(1)	(1)	—	(1)	(1)
Total long-term active strategies inflows (outflows)	6	(12)	—	(15)	(25)
Index	4	(9)	(7)	(8)	(8)
Total long-term strategies inflows (outflows)	10	(21)	(7)	(23)	(33)
Short-term strategies:
Cash	(22)	24	(10)	20	34
Total net inflows (outflows)	(12)	3	(17)	(3)	1
Net market impact	(27)	94	(23)	40	30
Net currency impact	—	3	(12)	(1)	(10)
Other	—	—	—	—	15	(b)
Ending balance of AUM	$2,187	$2,226	$2,126	$2,178	$2,142		(2)%	2%

Wealth Management client assets (c)	$354	$348	$339	$350	$348		2%	2%
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

Our Investment Management business is a global, multi-asset portfolio solutions provider, delivering products and investment capabilities to institutional and retail clients across markets worldwide. Our offering spans global distribution, portfolio management and a broad range of investment strategies, including fixed income, equities, thematic investing and multi-asset allocation.

Wealth Management provides investment management, custody, wealth and estate planning, private banking services, investment servicing and information management. Wealth Management has nearly 30 offices in the U.S. and internationally.

Review of financial results

AUM of $2.2 trillion as of Sept. 30, 2026, increased 2% compared with Sept. 30, 2025, primarily reflecting higher market values, partially offset by cumulative net outflows and the unfavorable impact of the stronger U.S. dollar.

Net long-term strategy inflows were $10 billion in the third quarter of 2026, driven by fixed income, index and liability-driven investments, partially offset by outflows of equity investments. Short-term strategy outflows were $22 billion in the third quarter of 2026. Market and regulatory trends have resulted in increased demand for lower fee asset management products and for performance-based fees.

18 BNY

Total revenue of $857 million increased 4% compared with the third quarter of 2025. The drivers of total revenue by line of business are indicated below.

Investment Management revenue of $562 million increased 1% compared with the third quarter of 2025, primarily reflecting higher market values, partially offset by the mix of AUM flows.

Wealth Management revenue of $295 million increased 11% compared with the third quarter of 2025, primarily reflecting higher net interest income and market values.

Revenue generated in the Investment and Wealth Management business segment included 28% from non-U.S. sources in the third quarter of 2026 and the third quarter of 2025.

Noninterest expense of $655 million increased 2% compared with the third quarter of 2025, primarily reflecting higher revenue-related expenses and investments, partially offset by efficiency savings.

Year-to-date 2026 compared with year-to-date 2025

Total revenue of $2.5 billion increased 6% compared with the first nine months of 2025. Investment Management revenue of $1.7 billion increased 4%, primarily reflecting higher market values and the favorable impact of the weaker U.S. dollar, partially offset by the mix of AUM flows and lower performance fees. Wealth Management revenue of $856 million increased 9%, primarily reflecting higher market values and net interest income, partially offset by changes in product mix.

Noninterest expense of $2.1 billion increased 3% compared with the first nine months of 2025, primarily reflecting higher revenue-related expenses, employee salary increases and investments, partially offset by efficiency savings.

Other segment

(in millions)	3Q26	3Q25	YTD26	YTD25
Fee revenue	$(27)	$(27)	$(79)	$(70)
Investment and other revenue	53	45	139	140
Total fee and other revenue	26	18	60	70
Net interest income (expense)	(8)	1	(20)	(27)
Total revenue	18	19	40	43
Provision for credit losses	(1)	(1)	4	5
Noninterest expense	63	45	235	169
(Loss) before income taxes	$(44)	$(25)	$(199)	$(131)

Average loans	$1,779	$1,565	$1,720	$1,684

See page 19 of our 2025 Annual Report for additional information on the Other segment.

Review of financial results

Total revenue includes corporate treasury and other investment activity, including hedging activity, which has an offsetting impact between fee and other revenue and net interest expense.

Total revenue decreased $1 million compared with the third quarter of 2025, primarily reflecting the absence of third quarter 2025 gains realized on the sale of real estate, partially offset by a third quarter 2026 strategic equity investment gain.

Noninterest expense increased $18 million compared with the third quarter of 2025, primarily reflecting the absence of a third quarter 2025 adjustment for the FDIC special assessment and higher severance expense.

Year-to-date 2026 compared with year-to-date 2025

Loss before income taxes increased $68 million compared with the first nine months of 2025, primarily driven by higher noninterest expense. Total
BNY 19

revenue decreased $3 million, primarily reflecting higher net investment securities losses, partially offset by investment-related gains. Noninterest expense increased $66 million compared with the first nine months of 2025, primarily reflecting higher staff expense and the absence of lower litigation reserves in the first nine months of 2025.

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

In the third quarter of 2026, due to the results of the second quarter 2026 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. The fair value of the Investment Management reporting unit exceeded its carrying value by approximately 3%. We determined the fair value of the Investment Management reporting unit using an income approach based on management’s projections as of Sept. 30, 2026. The discount rate applied to these cash flows was 10.25%.

As of Sept. 30, 2026, if the discount rate applied to the estimated cash flows was increased or decreased by 25 basis points, the fair value of the Investment Management reporting unit would decrease or increase by approximately 5%, respectively. Similarly, if the long-term growth rate was increased or decreased by 10 basis points, the fair value of the Investment Management reporting unit would increase or decrease by approximately 1%, respectively.

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

At Sept. 30, 2026, total assets were $494 billion, compared with $472 billion at Dec. 31, 2025. The increase in total assets was primarily driven by higher loans, federal funds sold and securities purchased under resale agreements and trading assets. Deposits totaled $335 billion at Sept. 30, 2026, compared with $332 billion at Dec. 31, 2025. The increase reflects higher interest-bearing deposits in U.S. offices and noninterest-bearing deposits, partially offset by lower interest-bearing deposits in non-U.S. offices. Total
20 BNY

interest-bearing deposits as a percentage of total interest-earning assets were 64% at Sept. 30, 2026 and 66% at Dec. 31, 2025.

At Sept. 30, 2026, available funds totaled $179 billion and included cash and due from banks, interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. This compares with available funds of $176 billion at Dec. 31, 2025. Total available funds as a percentage of total assets were 36% at Sept. 30, 2026 and 37% at Dec. 31, 2025. For additional information on our available funds, see “Liquidity and dividends.”

Investment securities were $152 billion, or 31% of total assets, at Sept. 30, 2026, compared with $150 billion, or 32% of total assets, at Dec. 31, 2025. The increase primarily reflects higher agency residential mortgage-backed securities (“RMBS”) and U.S. Treasury securities, partially offset by unrealized pre-tax losses in the first nine months of 2026 and lower non-U.S. government securities and agency commercial mortgage-backed securities (“MBS”). For additional information on our investment securities portfolio, see “Investment securities” and Note 2 of the Notes to Consolidated Financial Statements.

Loans were $89 billion, or 18% of total assets, at Sept. 30, 2026, compared with $81 billion, or 17% of total assets, at Dec. 31, 2025. The increase was primarily driven by higher margin loans and loans to financial institutions. For additional information on our loan portfolio, see “Loans” and Note 3 of the Notes to Consolidated Financial Statements.
Long-term debt totaled $33 billion at Sept. 30, 2026 and $32 billion at Dec. 31, 2025. Issuances were partially offset by maturities, redemptions and a decrease in the fair value of hedged long-term debt. For additional information on long-term debt, see “Liquidity and dividends.”

The Bank of New York Mellon Corporation total shareholders’ equity totaled $43.6 billion at Sept. 30, 2026 and $44.3 billion at Dec. 31, 2025. For additional information, see “Capital.”

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

The country risk exposure below reflects the Company’s risk to an immediate default of the counterparty or obligor based on the country of residence of the entity that incurs the liability. If there is credit risk mitigation, the country of residence of the entity providing the risk mitigation is the country of risk. The country of risk for investment securities is generally based on the domicile of the issuer of the security. The country risk exposure below does not reflect exposure that might arise from certain commitments and contingent liabilities set forth in Note 15 of the Notes to Consolidated Financial Statements.

BNY 21

Country risk exposure at Sept. 30, 2026	Interest-bearing deposits						Total exposure
(in billions)	Central banks	Banks		Lending (a)	Investment securities (b)	Other (c)
Top 10 country exposure:
United Kingdom (“UK”)	$9.7	$0.3		$2.2	$6.7	$2.9	$21.8
Germany	16.1	0.6		0.8	3.5	0.3	21.3
Canada	—	1.9		0.1	3.9	1.8	7.7
Japan	6.1	0.7		0.1	0.4	0.2	7.5
Luxembourg	0.2	0.3		0.9	0.1	3.0	4.5
Belgium	1.4	1.6		0.1	1.3	0.1	4.5
South Korea	—	0.4		2.5	0.3	0.9	4.1
Netherlands	0.1	—		0.4	3.3	0.2	4.0
Ireland	0.1	0.2		0.6	—	2.9	3.8
France	—	0.1		0.1	2.8	0.4	3.4
Total Top 10 country exposure	$33.7	$6.1		$7.8	$22.3	$12.7	$82.6	(d)

Select country exposure:
Brazil	$—	$—		$1.3	$0.1	$0.1	$1.5
Russia	—	1.6	(e)	—	—	—	1.6
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

22 BNY

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio	June 30, 2026	3Q26 change in unrealized gain (loss)	Sept. 30, 2026		Fair value as a % of amortized cost (a)	Unrealized gain (loss)		% Floating rate (b)	Ratings (c)
											BBB+/ BBB-	BB+ and lower
(dollars in millions)	Fair value		Amortized cost (a)	Fair value					AAA/ AA-	A+/ A-			Not rated
Agency RMBS	$49,595	$(1,728)	$51,491	$47,158	92%	$(4,333)		30%	100%	—%	—%	—%	—%
U.S. Treasury	35,851	(183)	35,473	35,024	99	(449)		46	100	—	—	—	—
Non-U.S. government (d)	32,911	(303)	32,585	32,142	99	(443)		26	83	17	—	—	—
Collateralized loan obligations	8,846	(1)	9,118	9,121	100	3		100	100	—	—	—	—
Foreign covered bonds (e)	8,571	(95)	8,798	8,680	99	(118)		41	100	—	—	—	—
Agency commercial MBS	9,253	(102)	8,940	8,614	96	(326)		45	100	—	—	—	—
U.S. government agencies	3,875	(31)	3,769	3,566	95	(203)		30	100	—	—	—	—
Non-agency commercial MBS	1,967	(14)	1,894	1,798	95	(96)		48	100	—	—	—	—
Non-agency RMBS	1,524	(8)	1,607	1,486	92	(121)		61	100	—	—	—	—
Other asset-backed securities	313	3	232	214	92	(18)		27	100	—	—	—	—
Other debt securities	11	(1)	11	10	91	(1)		—	—	—	—	—	100
Total investment securities	$152,717	$(2,463)	$153,918	$147,813	96%	$(6,105)	(f)	39%	96%	4%	—%	—%	—%
(a)    Amortized cost includes the impact of hedged item basis adjustments, which was a net decrease of $2,637 million, and is net of the allowance for credit losses.
(b)    Includes the impact of hedges.
(c)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(d)    Includes supranational securities. Primarily consists of exposure to the UK, Germany, the Netherlands, France and Canada.
(e)    Primarily consists of exposure to Canada, the UK, Australia, the Netherlands, Germany and Belgium.
(f)    At Sept. 30, 2026, includes a pre-tax net unrealized loss of $1,934 million related to available-for-sale securities, net of hedges, and $4,171 million related to held-to-maturity securities. The after-tax unrealized loss, net of hedges, related to available-for-sale securities was $1,468 million and the after-tax unrealized loss related to held-to-maturity securities was $3,180 million.

The fair value of our investment securities portfolio was $147.8 billion at Sept. 30, 2026, compared with $147.5 billion at Dec. 31, 2025. The increase primarily reflects higher agency RMBS and U.S. Treasury securities, partially offset by unrealized pre-tax losses in the first nine months of 2026 and lower non-U.S. government securities and agency commercial MBS.

At Sept. 30, 2026, the investment securities portfolio had a net unrealized loss, including the impact of related hedges, of $6.1 billion, compared with $3.0 billion at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of related hedges, primarily reflects the impact of higher interest rates.

The fair value of the available-for-sale securities totaled $105.3 billion at Sept. 30, 2026, or 71% of the investment securities portfolio. The fair value of the held-to-maturity securities totaled $42.6 billion at Sept. 30, 2026, or 29% of the investment securities portfolio.
The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at Sept. 30, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

At Sept. 30, 2026, 96% of the investment securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2025.

See Note 2 of the Notes to Consolidated Financial Statements for the pre-tax net investment securities gains (losses) by security type. See Note 12 of the Notes to Consolidated Financial Statements for investment securities by level in the fair value hierarchy.

BNY 23

The following table presents the net premium (discount) and net amortization (accretion) related to the investment securities portfolio.

Net premium (discount) and net amortization (accretion) related to the investment securities portfolio (a)
(in millions)	3Q26	3Q25
Net purchase premium (discount) that is amortizable (accretable)	$(2,936)	$(1,614)
Net amortization (accretion) (b)	$(117)	$(53)
(a)    Amortization of purchase premium decreases net interest income while accretion of discount increases net interest income and is recorded on a level yield basis.
(b)    Including the impact of the accretion of discontinued hedges, net (accretion) was $(160) million in the third quarter of 2026 and $(106) million in the third quarter of 2025.

Loans

Total exposure – consolidated	Sept. 30, 2026			Dec. 31, 2025
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Financial institutions	$15.9	$28.8	$44.7	$13.3	$30.3	$43.6
Commercial	2.3	13.0	15.3	1.7	12.9	14.6
Wealth management loans	9.8	0.8	10.6	9.5	0.8	10.3
Wealth management mortgages	8.6	0.2	8.8	8.6	0.2	8.8
Commercial real estate	6.6	3.6	10.2	6.7	3.2	9.9
Other residential mortgages	1.6	—	1.6	1.8	—	1.8
Overdrafts	3.0	—	3.0	2.8	—	2.8
Capital call financing	5.4	3.2	8.6	5.3	3.5	8.8
Other	5.3	—	5.3	4.6	—	4.6
Margin loans	30.7	0.3	31.0	26.3	0.3	26.6
Total	$89.2	$49.9	$139.1	$80.6	$51.2	$131.8

At Sept. 30, 2026, our total lending-related exposure was $139.1 billion, an increase of 6%, compared with Dec. 31, 2025, primarily reflecting higher margin loans, exposure in the financial institutions and commercial portfolios and other loans.
Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 43% of our total exposure at Sept. 30, 2026 and 44% at Dec. 31, 2025. Additionally, most of our overdrafts relate to financial institutions.

Financial institutions

The financial institutions portfolio is shown below.

Financial institutions portfolio exposure (dollars in billions)	Sept. 30, 2026					Dec. 31, 2025
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Securities industry	$3.5	$11.6	$15.1	100%	98%	$3.5	$15.1	$18.6
Banks	10.0	1.7	11.7	85	94	7.7	1.6	9.3
Asset managers	1.8	9.0	10.8	98	63	1.8	7.6	9.4
Insurance	0.1	4.6	4.7	100	6	—	4.5	4.5
Government	—	0.8	0.8	96	7	—	0.6	0.6
Other	0.5	1.1	1.6	100	19	0.3	0.9	1.2
Total	$15.9	$28.8	$44.7	96%	74%	$13.3	$30.3	$43.6
24 BNY

The financial institutions portfolio exposure was $44.7 billion at Sept. 30, 2026, an increase of 3% compared with Dec. 31, 2025, primarily reflecting higher exposure in the banks, asset managers and other portfolios, partially offset by lower exposure in the securities industry portfolio.

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

The exposure to financial institutions is generally short term, with 74% of the exposures at Sept. 30, 2026 expiring within one year. At Sept. 30, 2026, 41% of the exposure to financial institutions had an expiration within 90 days, compared with 19% at Dec. 31, 2025.

In addition, 58% of the financial institutions exposure was secured at Sept. 30, 2026. For example, securities industry clients and asset managers often borrow against marketable securities held in custody.

At Sept. 30, 2026, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $8.6 billion and was included in the securities industry portfolio. Dealers secure the outstanding intraday credit with high-quality liquid collateral having a market value in excess of the amount of the outstanding credit. Secured intraday credit facilities represent 19% of the exposure in the financial institutions portfolio and are reviewed and reapproved annually.

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

Commercial

The commercial portfolio is presented below.

Commercial portfolio exposure	Sept. 30, 2026					Dec. 31, 2025
(dollars in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.9	$4.2	$5.1	100%	24%	$0.7	$4.0	$4.7
Services and other	1.0	3.9	4.9	96	30	0.8	4.0	4.8
Energy and utilities	0.2	4.3	4.5	97	5	0.2	4.1	4.3
Media and telecom	0.2	0.6	0.8	87	21	—	0.8	0.8
Total	$2.3	$13.0	$15.3	97%	20%	$1.7	$12.9	$14.6

The commercial portfolio exposure was $15.3 billion at Sept. 30, 2026, an increase of 5% compared with Dec. 31, 2025, reflecting higher exposure in the manufacturing, energy and utilities and services and other portfolios.

Our credit strategy is to focus on investment-grade clients who are active users of our non-credit services.
The following table summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Quarter ended
	Sept. 30, 2026	June 30, 2026	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025
Financial institutions	96%	96%	97%	96%	96%
Commercial	97%	97%	96%	97%	96%
BNY 25

Wealth management loans

Our wealth management loan exposure was $10.6 billion at Sept. 30, 2026, compared with $10.3 billion at Dec. 31, 2025. Wealth management loans primarily consist of loans to high-net-worth individuals, a majority of which are secured by the customers’ investment management accounts or custody accounts.

Wealth management mortgages

Our wealth management mortgage exposure was $8.8 billion at Sept. 30, 2026, compared with $8.8 billion at Dec. 31, 2025. Wealth management mortgages primarily consist of loans to high-net-worth individuals, which are secured by residential property. Wealth management mortgages are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. Less than 1% of the mortgages were past due at Sept. 30, 2026.

At Sept. 30, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 12%; Massachusetts – 8%; and other – 46%.

Commercial real estate

The composition of the commercial real estate portfolio by asset class, including percentage secured, is presented below.

Composition of commercial real estate portfolio by asset class	Sept. 30, 2026		Dec. 31, 2025
	Total exposure	Percentage secured (a)	Total exposure	Percentage secured (a)
(in billions)
Residential	$4.5	88%	$4.2	87%
Office	2.5	75	2.4	74
Mixed use	0.8	32	0.8	28
Retail	0.7	48	0.8	55
Healthcare	0.7	39	0.6	35
Hotels	0.6	25	0.6	38
Other	0.4	61	0.5	63
Total commercial real estate	$10.2	70%	$9.9	69%
(a)    Represents the percentage of exposure secured by real estate in each asset class.

Our commercial real estate exposure totaled $10.2 billion at Sept. 30, 2026 and $9.9 billion at Dec. 31, 2025. Our income-producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage and, in many instances, involve some level of recourse to the developer.

At Sept. 30, 2026, the unsecured portfolio consisted of real estate investment trusts (“REITs”) and real estate operating companies, which are both primarily investment grade.
At Sept. 30, 2026, our commercial real estate portfolio consisted of the following concentrations: New York metro – 36%; REITs and real estate operating companies – 31%; and other – 33%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.6 billion at Sept. 30, 2026, compared with $1.8 billion at Dec. 31, 2025.

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

Margin loans

Margin loan exposure of $31.0 billion at Sept. 30, 2026, compared with $26.6 billion at Dec. 31, 2025, was collateralized with marketable securities.
Borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $15 billion at Sept. 30, 2026 and $12 billion at Dec. 31, 2025, related to a term loan program that offers fully collateralized loans to broker-dealers.

Allowance for credit losses

Our credit strategy is to focus on investment-grade clients who are active users of our non-credit services. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The following table presents the changes in our allowance for credit losses.

Allowance for credit losses activity	Quarter ended		Year-to-date
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
(dollars in millions)
Beginning balance of allowance for credit losses	$339	$379	$344	$392
Provision for credit losses	1	(7)	(14)	(6)
Net (charge-offs) recoveries:
Loans:
Other residential mortgages	—	1	1	2
Commercial real estate	—	(5)	11	(20)
Other financial instruments	—	—	(2)	—
Net (charge-offs) recoveries	—	(4)	10	(18)
Ending balance of allowance for credit losses	$340	$368	$340	$368

Allowance for loan losses	$220	$272	$220	$272
Allowance for lending-related commitments	94	63	94	63
Allowance for other financial instruments (a)	26	33	26	33
Total allowance for credit losses	$340	$368	$340	$368

Total loans, at period end	$89,163	$75,195	$89,163	$75,195

Allowance for loan losses as a percentage of total loans	0.25%	0.36%	0.25%	0.36%
Allowance for loan losses and lending-related commitments as a percentage of total loans	0.35%	0.45%	0.35%	0.45%
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

BNY 27

Allocation of allowance for loan losses and lending-related commitments (a)
	Sept. 30, 2026		Dec. 31, 2025
(dollars in millions)	$	%	$	%
Commercial real estate	$217	69%	$262	82%
Financial institutions	42	13	25	8
Commercial	20	6	10	3
Capital call financing	13	4	8	2
Wealth management mortgages	8	3	7	2
Wealth management loans	8	3	5	2
Other residential mortgages	5	1	2	1
Other loans	1	1	—	—
Total	$314	100%	$319	100%
(a)    The allowance allocated to margin loans and overdrafts was insignificant at Sept. 30, 2026 and Dec. 31, 2025. We have rarely suffered a loss on these types of loans.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the losses.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions that are incorporated into our estimate of credit losses through the expected life of the loan portfolio, as well as credit ratings assigned to each borrower. As the macroeconomic environment and related forecasts change, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. If commercial real estate property values were increased 10% and all other credits were rated one grade better, the quantitative allowance would have decreased by $48 million, and if commercial real estate property values were decreased 10% and all other credits were rated one grade worse, the quantitative allowance would have increased by $83 million. Our multi-scenario-based macroeconomic forecast used in determining the Sept. 30, 2026 allowance for credit losses consisted of three scenarios. The baseline scenario projects positive, but declining gross domestic product (“GDP”) growth through 2026, and largely stable unemployment and commercial real estate prices through 2026. The upside scenario includes positive GDP growth through 2026 before moderating, steadily decreasing unemployment through 2026 and slightly increasing commercial real estate prices through 2026 compared with the baseline scenario. The downside scenario contemplates negative GDP growth, rapidly increasing unemployment, and a decline in commercial real estate prices through 2026 compared with the baseline scenario. At Sept. 30, 2026, we placed the largest and equal weighting on our baseline and downside scenarios, with the remaining weighting placed on the upside scenario. From a sensitivity perspective, at Sept. 30, 2026, if we had applied 100% weighting to the downside scenario, the allowance for credit losses would have been approximately $91 million higher.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2026	Dec. 31, 2025
(dollars in millions)
Nonperforming loans:
Wealth management mortgages	$20	$17
Other residential mortgages	15	17
Commercial real estate	—	106
Total nonperforming loans	35	140
Other assets owned	2	3
Total nonperforming assets	$37	$143
Nonperforming assets ratio	0.04%	0.18%
Allowance for loan losses/nonperforming loans	628.6	175.0
Allowance for loan losses/nonperforming assets	594.6	171.3
Allowance for loan losses and lending-related commitments/nonperforming loans	897.1	227.9
Allowance for loan losses and lending-related commitments/nonperforming assets	848.6	223.1

Nonperforming assets decreased $106 million compared with Dec. 31, 2025, primarily reflecting lower nonperforming commercial real estate loans.

Deposits

Total deposits were $335.4 billion at Sept. 30, 2026, an increase of 1%, compared with $331.9 billion at Dec. 31, 2025. Total deposits increased reflecting higher interest-bearing deposits in U.S. offices and noninterest-bearing deposits, partially offset by lower interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $63.7 billion at Sept. 30, 2026, compared with $60.0 billion at Dec. 31, 2025. Interest-bearing deposits were primarily demand deposits and totaled $271.8 billion at Sept. 30, 2026, compared with $271.9 billion at Dec. 31, 2025.
28 BNY

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

The Bank of New York Mellon issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. In the third quarter of 2026, Pershing LLC began issuing commercial paper that matures within 397 days from the date of issue.

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

BNY 29

The following table presents our total available funds at period end and on an average basis.

Available funds	Sept. 30, 2026	Dec. 31, 2025	Average
(dollars in millions)			3Q26	3Q25	YTD26	YTD25
Cash and due from banks	$6,736	$5,111	$6,614	$4,900	$6,191	$4,889
Interest-bearing deposits with the Federal Reserve and other central banks	110,488	116,009	87,820	94,533	91,849	93,363
Interest-bearing deposits with banks	11,160	10,397	11,789	10,980	12,164	10,757
Federal funds sold and securities purchased under resale agreements	50,833	44,892	46,756	40,885	44,901	40,524
Total available funds	$179,217	$176,409	$152,979	$151,298	$155,105	$149,533
Total available funds as a percentage of total assets	36%	37%	33%	35%	33%	35%

Total available funds were $179.2 billion at Sept. 30, 2026, compared with $176.4 billion at Dec. 31, 2025. The increase was primarily due to higher federal funds sold and securities purchased under resale agreements and cash and due from banks, partially offset by lower interest-bearing deposits with the Federal Reserve and other central banks.

Average non-core sources of funds, such as federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowed funds, were $30.8 billion for the first nine months of 2026, compared with $22.5 billion for the first nine months of 2025. The increase primarily reflects higher federal funds purchased and securities sold under repurchase agreements.

Average interest-bearing domestic deposits were $158.8 billion for the first nine months of 2026, compared with $147.2 billion for the first nine months of 2025. Average interest-bearing foreign deposits, primarily from our European-based businesses included in the Securities Services and Market and Wealth Services segments, were $101.4 billion for the first nine months of 2026, compared with $97.2 billion for the first nine months of 2025. The changes primarily reflect client activity.

Average payables to customers and broker-dealers were $18.0 billion for the first nine months of 2026 and $15.7 billion for the first nine months of 2025. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Average long-term debt was $31.8 billion for both the first nine months of 2026 and the first nine months of 2025.

Average noninterest-bearing deposits increased to $54.3 billion for the first nine months of 2026 from $49.7 billion for the first nine months of 2025, primarily reflecting client activity.

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

30 BNY

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings at Sept. 30, 2026	Moody’s		S&P		Fitch		Morningstar DBRS

Parent:
Long-term senior debt	Aa3		A		AA-		AA
Subordinated debt	A2		A-		A		AA (low)
Preferred stock	Baa1		BBB		BBB+		A
Outlook – Parent	Stable		Stable	(a)	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2		AA-		AA+		AA (high)
Subordinated debt	NR		A		NR		NR
Long-term deposits	Aa1		AA-		AA+		AA (high)
Short-term deposits	P-1		A-1+		F1+		R-1 (high)
Commercial paper	P-1		A-1+		F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	(b)	AA-		AA+	(b)	AA (high)
Long-term deposits	Aa1		AA-		AA+		AA (high)
Short-term deposits	P-1		A-1+		F1+		R-1 (high)

Outlook – Banks	Stable		Stable		Stable		Stable

Pershing LLC:
Commercial paper	Aa2/P-1	(c)	A+/A-1	(c)	NR		NR
(a)    The outlook on the Parent was revised to positive from stable in October 2026.
(b)    Represents senior debt issuer default rating.
(c)    Represents long-term/short-term issuer credit ratings.
NR – Not rated.

Long-term debt totaled $33.3 billion at Sept. 30, 2026 and $31.9 billion at Dec. 31, 2025. Issuances of $7.6 billion were partially offset by maturities and redemptions of $5.0 billion and a decrease in the fair value of hedged long-term debt. Long-term debt of $500 million matured in October 2026. No long-term debt will mature in the remainder of 2026.

The Parent’s preferred stock totaled $4.3 billion at Sept. 30, 2026 and $4.8 billion at Dec. 31, 2025. Redemptions of the Series F and Series H preferred stock were partially offset by the issuances of Series M and Series N preferred stock. In July 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series N Noncumulative Perpetual Preferred Stock. In September 2026, the Parent redeemed all outstanding shares of its Series F preferred stock. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

In October 2026, the Parent issued 1,250,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series O Noncumulative Perpetual Preferred Stock. Dividends will accrue at an annual rate of 7.125% to, but excluding, Dec. 20, 2031, and then at a floating rate equal to the five-year Treasury rate plus 2.192%. Holders of the Series O preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing March 20, 2027.

The Bank of New York Mellon may issue notes and certificates of deposit (“CDs”). At Sept. 30, 2026 and Dec. 31, 2025, $3.3 billion and $2.5 billion of notes were outstanding, respectively. At Sept. 30, 2026 and Dec. 31, 2025, $3.4 billion and $4.9 billion, respectively, of CDs were outstanding.

The Bank of New York Mellon also issues commercial paper that matures within 397 days from the date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. In the third quarter of 2026, Pershing LLC began issuing commercial paper that matures within 397 days from the date of issue. Total commercial paper outstanding was $6.8 billion and $2.0 billion at Sept. 30, 2026 and Dec. 31, 2025, respectively. The average commercial paper outstanding was $3.0 billion for the first nine
BNY 31

months of 2026, compared with $2.4 billion for the first nine months of 2025.

Pershing LLC has one uncommitted line of credit in place for funding purposes that is guaranteed by the Parent for $300 million. There were no borrowings under this line in the third quarter of 2026. Pershing Limited, an indirect UK-based subsidiary of BNY, has one line of credit amounting to $150 million, and Pershing Securities Limited, whose parent is Pershing Limited, has one line of credit amounting to $100 million. Both of these lines are guaranteed by the Parent. Average borrowings across these lines were $1 million in the third quarter of 2026.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation – Capital Planning and Stress Testing – Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 18 of the Notes to Consolidated Financial Statements, both in our 2025 Annual Report. At Sept. 30, 2026, nonbank subsidiaries of the Parent had liquid assets of approximately $4.4 billion.

The double leverage ratio is the ratio of our equity investment in subsidiaries divided by our consolidated Parent company equity, which includes our noncumulative perpetual preferred stock. In short, the double leverage ratio measures the extent to which equity in subsidiaries is financed by Parent company debt. As the double leverage ratio increases, this can reflect greater demands on a company’s cash flows in order to service interest payments and debt maturities. BNY’s double leverage ratio is managed in a range considering the high level of unencumbered available liquid assets held in its principal subsidiaries (such as central bank deposit placements and government securities), the Company’s cash generating fee-based business model, with fee revenue representing 72% of total revenue in the third quarter of 2026, and the dividend capacity of our banking subsidiaries. Our double leverage ratio was 119.4% at Sept. 30, 2026 and 118.6% at Dec. 31, 2025, and was within the range targeted by management.

Uses of funds

The Parent’s major uses of funds are repurchases of common stock, payment of dividends, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In July 2026, our Board of Directors approved a 19% increase in the quarterly cash dividend on our common stock, from $0.53 to $0.63 per common share. The increased quarterly cash dividend was paid on Aug. 7, 2026. Our common stock dividend payout ratio was 27% for the third quarter of 2026.

In the third quarter of 2026, we repurchased 5.8 million common shares at an average price of $160.51 per common share, for a total cost of $937 million.

Liquidity coverage ratio (“LCR”)

U.S. regulators have established an LCR that requires certain banking organizations, including BNY, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents BNY’s consolidated HQLA, and the average HQLA and average LCR.

Consolidated HQLA and LCR	Sept. 30, 2026	June 30, 2026
(dollars in billions)
Cash (a)	$109	$138
Securities (b)	112	113
Total consolidated HQLA (c)	$221	$251

Total consolidated HQLA – average (c)	$199	$198
Average consolidated LCR	111%	111%
(a)    Primarily includes cash on deposit with central banks.
(b)    Primarily includes securities of U.S. government-sponsored enterprises, the U.S. Treasury, sovereigns and U.S. agencies.
(c)    Consolidated HQLA presented before adjustments. After haircuts and the impact of trapped liquidity, consolidated HQLA totaled $165 billion at Sept. 30, 2026 and $186 billion at June 30, 2026, and averaged $140 billion for the third quarter of 2026 and $142 billion for the second quarter of 2026.

BNY and each of our affected domestic bank subsidiaries were compliant with the U.S. LCR requirements of at least 100% throughout the third quarter of 2026.

Net stable funding ratio (“NSFR”)

The NSFR is a liquidity requirement applicable to large U.S. banking organizations, including BNY. The NSFR is expressed as a ratio of the available stable funding to the required stable funding amount over a one-year horizon. Our average consolidated
32 BNY

NSFR was 129% for the third quarter of 2026 and 130% for the second quarter of 2026.

BNY and each of our affected domestic bank subsidiaries were compliant with the NSFR requirement of at least 100% throughout the third quarter of 2026.

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

Net cash provided by operating activities was $4.2 billion in the nine months ended Sept. 30, 2026, compared with $1.5 billion in the nine months ended Sept. 30, 2025. In the nine months ended Sept. 30, 2026, cash flows provided by operating activities primarily resulted from earnings and changes in accruals and other, net, partially offset by changes in trading assets and liabilities. In the nine months ended Sept. 30, 2025, cash flows provided by operating activities primarily resulted from earnings, partially offset by changes in accruals and other, net and changes in trading assets and liabilities.
Net cash used for investing activities was $17.7 billion in the nine months ended Sept. 30, 2026, compared with $23.5 billion in the nine months ended Sept. 30, 2025. In the nine months ended Sept. 30, 2026, net cash used for investing activities primarily resulted from changes in loans, federal funds sold and securities purchased under resale agreements and investment securities, partially offset by changes in interest-bearing deposits with the Federal Reserve and other central banks. In the nine months ended Sept. 30, 2025, net cash used for investing activities primarily resulted from changes in interest-bearing deposits with the Federal Reserve and other central banks, changes in securities and changes in loans.

Net cash provided by financing activities was $15.3 billion in the nine months ended Sept. 30, 2026, compared with $23.8 billion in the nine months ended Sept. 30, 2025. In the nine months ended Sept. 30, 2026, net cash provided by financing activities primarily resulted from net proceeds from the issuance of long-term debt and changes in federal funds purchased and securities sold under repurchase agreements, commercial paper and deposits, partially offset by repayments, redemptions and repurchases of long-term debt and common stock repurchases. In the nine months ended Sept. 30, 2025, net cash provided by financing activities primarily resulted from changes in deposits, net proceeds from the issuance of long-term debt and changes in payables to customers and broker-dealers, partially offset by repayments, redemptions and repurchases of long-term debt and common stock repurchases.

Capital

Capital data	Sept. 30, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts; common shares in thousands)
BNY shareholders’ equity to total assets ratio	8.8%	9.4%
BNY common shareholders’ equity to total assets ratio	8.0%	8.4%
Total BNY shareholders’ equity	$43,575	$44,313
Total BNY common shareholders’ equity	$39,316	$39,477
BNY tangible common shareholders’ equity – Non-GAAP (a)	$21,679	$21,777
Book value per common share	$58.43	$57.36
Tangible book value per common share – Non-GAAP (a)	$32.22	$31.64
Closing stock price per common share	$144.63	$116.09
Market capitalization	$97,321	$79,897
Common shares outstanding	672,898	688,236

Quarterly:
Cash dividends per common share	$0.63	$0.53
Common dividend payout ratio	27%	26%
Common dividend yield (annualized)	1.7%	1.8%
(a)    See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 41 for a reconciliation of GAAP to Non-GAAP measures.
BNY 33

The Bank of New York Mellon Corporation total shareholders’ equity was $43.6 billion at Sept. 30, 2026 and $44.3 billion at Dec. 31, 2025. The decrease primarily reflects capital returned through common stock repurchases and dividends, a decline in accumulated other comprehensive income and the net redemptions of preferred stock, partially offset by capital generated through earnings.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. This authorization was exhausted in the second quarter of 2026. In April 2026, we announced a new share repurchase authorization providing for the repurchase of $10.0 billion of common shares after the exhaustion of the April 2024 authorization. In the first nine months of 2026, we repurchased 22.1 million common shares at an average price of $136.73 per common share for a total cost of $3.0 billion.

The unrealized loss (after-tax) on our available-for-sale securities portfolio, net of hedges, included in accumulated other comprehensive income was $1.5 billion at Sept. 30, 2026, compared with $241 million at Dec. 31, 2025. The increase in the net unrealized loss, including the impact of hedges, primarily reflects the impact of higher interest rates.

The Parent’s preferred stock totaled $4.3 billion at Sept. 30, 2026 and $4.8 billion at Dec. 31, 2025. Redemptions of the Series F and Series H preferred stock were partially offset by the issuances of Series M and Series N preferred stock. In July 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series N Noncumulative Perpetual Preferred Stock. In September 2026, the Parent redeemed all outstanding shares of its Series F preferred stock. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the Parent’s preferred stock.

In October 2026, the Parent issued 1,250,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series O Noncumulative Perpetual Preferred Stock. Holders of the Series O preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing March 20, 2027.

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
34 BNY

The table below presents our consolidated and largest bank subsidiary regulatory capital ratios.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2026					Dec. 31, 2025
	Well capitalized		Minimum required		Capital ratios	Capital ratios
				(a)
Consolidated regulatory capital ratios: (b)
Advanced Approaches:
CET1 ratio	N/A	(c)	8.5%		12.0%	13.0%
Tier 1 capital ratio	6%		10		14.4	16.0
Total capital ratio	10		12		15.0	16.7
Standardized Approach:
CET1 ratio	N/A	(c)	8.5%		11.0%	11.9%
Tier 1 capital ratio	6%		10		13.2	14.6
Total capital ratio	10		12		13.9	15.4
Tier 1 leverage ratio	N/A	(c)	4		5.7	6.0
SLR (d)	N/A	(c)	3.5		6.0	6.7

The Bank of New York Mellon regulatory capital ratios: (b)(e)
CET1 ratio	6.5%		7%		14.2%	16.3%
Tier 1 capital ratio	8		8.5		14.2	16.3
Total capital ratio	10		10.5		14.4	16.6
Tier 1 leverage ratio	5		4		6.0	6.5
SLR (d)	3.5		3		6.8	7.7
(a)    Minimum requirements for Sept. 30, 2026 include minimum thresholds plus currently applicable buffers. The U.S. global systemically important banks (“G-SIB”) surcharge of 1.5% is subject to change. The countercyclical capital buffer is currently set to 0%. The stress capital buffer (“SCB”) requirement is 2.5%, equal to the regulatory minimum for Standardized Approach capital ratios.
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
N/A – Not applicable.

Our CET1 ratio under the Standardized Approach was 11.0% at Sept. 30, 2026 and 11.9% at Dec. 31, 2025. The decrease primarily reflects capital returned through common stock repurchases and dividends, higher RWAs and a decline in accumulated other comprehensive income, partially offset by capital generated through earnings.

The Tier 1 leverage ratio was 5.7% at Sept. 30, 2026 and 6.0% at Dec. 31, 2025. The decrease primarily reflects higher average assets and a decrease in capital.

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
BNY 35

financial services industry, particularly those that relate to businesses in which we operate, and as a result, external losses have impacted and could in the future impact the amount of capital that we are required to hold.

The following table presents our capital components and RWAs, the average assets used for leverage capital purposes and leverage exposure used for SLR purposes.

Capital components and risk-weighted assets
	Sept. 30, 2026	Dec. 31, 2025
(in millions)
CET1:
Common shareholders’ equity	$39,316	$39,477
Adjustments for:
Goodwill and intangible assets (a)	(17,637)	(17,700)
Net pension fund assets	(396)	(375)
Embedded goodwill	(249)	(258)
Deferred tax assets	(59)	(54)
Other	(7)	(4)
Total CET1	20,968	21,086
Other Tier 1 capital:
Preferred stock	4,259	4,836
Other	(9)	(13)
Total Tier 1 capital	$25,218	$25,909
Tier 2 capital:
Subordinated debt	$998	$1,148
Allowance for credit losses	340	344
Other	(8)	(11)
Total Tier 2 capital – Standardized Approach	1,330	1,481
Less: Allowance for credit losses	340	344
Total Tier 2 capital – Advanced Approaches	$990	$1,137
Total capital:
Standardized Approach	$26,548	$27,390
Advanced Approaches	$26,208	$27,046

Risk-weighted assets:
Standardized Approach	$191,379	$177,677
Advanced Approaches:
Credit Risk	$99,963	$91,942
Market Risk	4,479	4,201
Operational Risk	70,138	66,275
Total Advanced Approaches	$174,580	$162,418

Average assets for Tier 1 leverage ratio	$445,661	$432,803
Total leverage exposure for SLR	$420,921	$388,529
(a)    Reduced by deferred tax liabilities associated with intangible assets and tax-deductible goodwill.

The table below presents the factors that impacted CET1 capital.

CET1 generation	3Q26
(in millions)
CET1 – Beginning of period	$21,564
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,608
Goodwill and intangible assets, net of related deferred tax liabilities	10
Gross CET1 generated	1,618
Capital returned:
Common stock repurchases	(937)
Common stock dividends (a)	(436)
Total capital returned	(1,373)
Other comprehensive gain (loss):
Unrealized gain (loss) on assets available-for-sale	(943)
Foreign currency translation	(7)
Unrealized gain (loss) on cash flow hedges	(18)
Defined benefit plans	11
Total other comprehensive gain (loss)	(957)
Additional paid-in capital (b)	137
Other additions (deductions):
Net pension fund assets	(8)
Embedded goodwill	1
Deferred tax assets	1
Other	(15)
Total other additions (deductions)	(21)
Net CET1 generated	(596)
CET1 – End of period	$20,968
(a)    Includes dividend equivalents on share-based awards.
(b)    Primarily related to stock awards and stock issued for employee benefit plans.

The following table shows the impact on the consolidated capital ratios at Sept. 30, 2026 of a $100 million increase or decrease in common equity, or a $1 billion increase or decrease in RWAs, quarterly average assets or total leverage exposure.

Sensitivity of consolidated capital ratios at Sept. 30, 2026
	Increase or decrease of
(in basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets or total leverage exposure
CET1:
Standardized Approach	5	bps	6	bps
Advanced Approaches	6		7

Tier 1 capital:
Standardized Approach	5		7
Advanced Approaches	6		8

Total capital:
Standardized Approach	5		7
Advanced Approaches	6		9

Tier 1 leverage	2		1

SLR	2		1
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

The following table presents our external TLAC and external LTD ratios.

TLAC and LTD ratios	Sept. 30, 2026
	Minimum required	Minimum ratios with buffers
			Ratios
Eligible external TLAC:
As a percentage of RWA	18.0%	21.5%	28.5%
As a percentage of total leverage exposure	7.5%	8.0%	13.0%

Eligible external LTD:
As a percentage of RWA	7.5%	N/A	13.8%
As a percentage of total leverage exposure	2.5%	3.0%	6.3%
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

VaR (a)	3Q26			Sept. 30, 2026
(in millions)	Average	Minimum	Maximum
Interest rate	$18.3	$14.6	$23.5	$15.1
Foreign exchange	18.4	14.3	24.0	14.7
Equity	0.2	0.1	0.5	0.2
Credit	1.4	1.1	1.7	1.2
Diversification	(35.5)	N/M	N/M	(28.8)
Overall portfolio	2.8	2.0	3.8	2.4

VaR (a)	3Q25			Sept. 30, 2025
(in millions)	Average	Minimum	Maximum
Interest rate	$9.6	$2.5	$14.9	$13.0
Foreign exchange	8.9	1.6	14.0	12.0
Equity	0.1	—	0.6	—
Credit	0.6	0.5	1.4	0.5
Diversification	(17.6)	N/M	N/M	(24.0)
Overall portfolio	1.6	1.0	2.7	1.5

VaR (a)	YTD26
(in millions)	Average	Minimum	Maximum
Interest rate	$19.2	$14.2	$24.9
Foreign exchange	20.1	14.3	25.4
Equity	0.1	—	0.8
Credit	1.1	0.5	1.7
Diversification	(38.0)	N/M	N/M
Overall portfolio	2.5	1.0	4.3

VaR (a)	YTD25
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$2.1	$14.9
Foreign exchange	5.1	1.6	14.0
Equity	0.2	—	1.6
Credit	1.1	0.5	2.4
Diversification	(9.6)	N/M	N/M
Overall portfolio	2.0	1.0	4.5
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

The credit component of VaR represents instruments whose values are predominantly driven by credit spread levels, i.e., idiosyncratic default risk. These instruments include, but are not limited to, single-issuer credit default swaps and securities with exposures from corporate and municipal credit spreads.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the third quarter of 2026, interest rate risk generated 48% of average gross VaR, foreign exchange risk generated 48% of average gross VaR, credit risk generated 4% of average gross VaR and equity risk generated less than 1% of average gross VaR. During the third quarter of 2026, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

38 BNY

Distribution of trading revenue (loss) (a)
	Quarter ended
(dollars in millions)	Sept. 30, 2026	June 30, 2026	March 31, 2026	Dec. 31, 2025	Sept. 30, 2025
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	—
$(2.5) – $0	—	—	1	—	2
$0 – $2.5	13	10	6	16	15
$2.5 – $5.0	27	30	22	32	31
More than $5.0	24	23	32	16	16
(a)    Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest income.

Trading assets include debt and equity instruments and derivative assets, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading assets were $18.8 billion at Sept. 30, 2026 and $14.3 billion at Dec. 31, 2025.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily foreign exchange and interest rate contracts, not designated as hedging instruments. Trading liabilities were $6.9 billion at Sept. 30, 2026 and $6.1 billion at Dec. 31, 2025.

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

At Sept. 30, 2026, our OTC derivative assets, including those in hedging relationships, of $3.6 billion included a credit valuation adjustment (“CVA”) deduction of $5 million. Our OTC derivative liabilities, including those in hedging relationships, of $2.9 billion included a debit valuation adjustment (“DVA”) of $11 million related to our own credit spread. Net of hedges, the CVA increased by less than $1 million and the DVA increased by $2 million in the third quarter of 2026, which decreased investment and other revenue – other trading revenue by $2 million. The net impact of the CVA and DVA, net of hedges, decreased investment and other revenue – other trading revenue by less than $1 million in the third quarter of 2025.

The table below summarizes our exposure, net of collateral related to our derivative counterparties, as determined on an internal risk management basis. Significant changes in counterparty credit ratings could alter the level of credit risk faced by BNY.

Foreign exchange and other trading counterparty risk-rating profile

	Sept. 30, 2026		Dec. 31, 2025
(dollars in millions)	Exposure, net of collateral	Percentage of exposure, net of collateral	Exposure, net of collateral	Percentage of exposure, net of collateral
Investment grade	$3,215	98%	$1,078	95%
Non-investment grade	66	2%	62	5%
Total	$3,281	100%	$1,140	100%

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
BNY 39

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

In the table below, we use the earnings simulation model to assess the impact of various hypothetical interest rate scenarios compared with the baseline scenario. In each of the scenarios, all currencies’ interest rates are instantaneously shifted higher or lower at the start of the forecast. Long-term interest rates are defined as all tenors equal to or greater than three years and short-term interest rates are defined as all tenors equal to or less than three months. Interim term points are interpolated where applicable. The impact of interest rate shifts may not be linear. The results of this earnings simulation should therefore not be extrapolated for more severe interest rate scenarios than those presented in the table below.

The following table shows net interest income sensitivity for BNY.

Estimated changes in net interest income (in millions)	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025
Up 200 bps rate shock vs. baseline	$(168)	$(110)	$(19)
Up 100 bps rate shock vs. baseline	(44)	(16)	20
Long-term up 100 bps, short-term unchanged	100	113	102
Short-term up 100 bps, long-term unchanged	(144)	(129)	(82)
Long-term down 100 bps, short-term unchanged	(105)	(119)	(109)
Short-term down 100 bps, long-term unchanged	76	38	(8)
Down 100 bps rate shock vs. baseline	(29)	(81)	(117)
Down 200 bps rate shock vs. baseline	(140)	(247)	(309)

At Sept. 30, 2026, the impacts of a 100 and 200 basis points upward or downward shift in rates on net interest income compared with June 30, 2026 and Sept. 30, 2025, reflect overall balanced interest rate positioning.

While the net interest income sensitivity scenario calculations assume static deposit balances to facilitate consistent period-over-period comparisons, net interest income is impacted by changes in deposit balances and interest rate trajectory. Noninterest-bearing deposits are particularly sensitive to changes in short-term rates.

To illustrate the net interest income sensitivity to noninterest-bearing deposits, we estimate that a $5 billion instantaneous reduction/increase in U.S. dollar-denominated noninterest-bearing deposits would reduce/increase the net interest income sensitivity results in the up 100 basis point rate shock scenario in the table above by approximately $270 million, and in the down 100 basis point rate shock scenario by approximately $170 million. The impact would be smaller if the reduction/increase was assumed to be a mixture of interest-bearing and noninterest-bearing deposits.

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

BNY has included revenue measures, excluding notable items, including disposal gains. Expense measures, excluding notable items, including severance expense, litigation reserves and the FDIC special assessment are also presented. Litigation reserves represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Income before taxes, net income applicable to common shareholders of The Bank of New York Mellon Corporation, diluted earnings per share, return on common shareholders’ equity, return on tangible common shareholders’ equity and pre-tax operating margin, excluding the notable items mentioned above, are also provided. These measures are provided to permit investors to view the financial measures on a basis consistent with how management views the businesses.

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

Reconciliation of Non-GAAP measures, excluding notable items				3Q26 vs. 3Q25				YTD26 vs. YTD25
(dollars in millions, except per share amounts)	3Q26	2Q26	3Q25		YTD26	YTD25
Total revenue – GAAP	$5,676	$5,698	$5,081	12%	$16,783	$14,901		13%
Less: Disposal gains (losses) (a)	—	—	12		—	52
Adjusted total revenue – Non-GAAP	$5,676	$5,698	$5,069	12%	$16,783	$14,849		13%

Total noninterest expense – GAAP	$3,489	$3,439	$3,236	8%	$10,328	$9,694		7%
Less: Severance expense (b)	23	6	50		47	116
Litigation reserves (b)	(1)	2	3		4	(11)
FDIC special assessment (b)	—	—	(14)		(7)	(14)
Adjusted total noninterest expense – Non-GAAP	$3,467	$3,431	$3,197	8%	$10,284	$9,603		7%

Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,608	$1,696	$1,339	20%	$4,866	$3,879		25%
Less: Disposal gains (losses) (a)	—	—	9		—	41
Severance expense (b)	(18)	(5)	(39)		(37)	(91)
Litigation reserves (b)	1	(2)	(2)		(4)	13
FDIC special assessment (b)	—	—	11		6	11
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$1,625	$1,703	$1,360	19%	$4,901	$3,905		26%

Diluted earnings per common share – GAAP	$2.34	$2.45	$1.88	24%	$7.02	$5.39		30%
Less: Disposal gains (losses) (a)	—	—	0.01		—	0.06
Severance expense (b)	(0.03)	(0.01)	(0.05)		(0.05)	(0.13)
Litigation reserves (b)	—	—	—		(0.01)	0.02
FDIC special assessment (b)	—	—	0.01		0.01	0.01
Total diluted earnings per common share impact of notable items	(0.03)	(0.01)	(0.03)		(0.05)	(0.04)
Adjusted diluted earnings per common share – Non-GAAP	$2.37	$2.46	$1.91	24%	$7.07	$5.42	(c)	30%
(a)    Reflected in Investment and other revenue.
(b)    Severance expense is reflected in staff expense, litigation reserves in other expense, and FDIC special assessment in bank assessment charges, respectively.
(c)    Does not foot due to rounding.
BNY 41

The following table presents the reconciliation of the pre-tax operating margin.

Pre-tax operating margin reconciliation
(dollars in millions)	3Q26	2Q26	3Q25	YTD26	YTD25
Income before taxes – GAAP	$2,186	$2,267	$1,852	$6,469	$5,213
Impact of notable items (a)	(22)	(8)	(27)	(44)	(39)
Adjusted income before taxes, excluding notable items – Non-GAAP	$2,208	$2,275	$1,879	$6,513	$5,252

Total revenue – GAAP	$5,676	$5,698	$5,081	$16,783	$14,901
Impact of notable items (a)	—	—	12	—	52
Adjusted total revenue, excluding notable items – Non-GAAP	$5,676	$5,698	$5,069	$16,783	$14,849

Pre-tax operating margin – GAAP (b)	38.5%	39.8%	36.4%	38.5%	35.0%
Adjusted pre-tax operating margin – Non-GAAP (b)	38.9%	39.9%	37.1%	38.8%	35.4%
(a)    See page 41 for details of notable items and line items impacted.
(b)    Income before taxes divided by total revenue.

The following table presents the reconciliation of the return on common shareholders’ equity and tangible common shareholders’ equity.

Return on common shareholders’ equity and tangible common shareholders’ equity reconciliation	3Q26	2Q26	3Q25	YTD26	YTD25
(dollars in millions)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,608	$1,696	$1,339	$4,866	$3,879
Add: Amortization of intangible assets	9	10	12	28	34
Less: Tax impact of amortization of intangible assets	2	3	3	7	8
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets – Non-GAAP	1,615	1,703	1,348	$4,887	$3,905
Impact of notable items (a)	(17)	(7)	(21)	(35)	(26)
Adjusted net income applicable to common shareholders of The Bank of New York Mellon Corporation, excluding amortization of intangible assets and notable items – Non-GAAP	$1,632	$1,710	$1,369	$4,922	$3,931

Average common shareholders’ equity	$39,756	$39,535	$38,626	$39,580	$37,839
Less: Average goodwill	16,764	16,768	16,787	16,769	16,718
Average intangible assets	2,802	2,809	2,842	2,810	2,847
Add: Deferred tax liability – tax-deductible goodwill	1,225	1,225	1,236	1,225	1,236
Deferred tax liability – intangible assets	657	659	665	657	665
Average tangible common shareholders’ equity – Non-GAAP	$22,072	$21,842	$20,898	$21,883	$20,175

Return on common shareholders’ equity – GAAP (b)	16.0%	17.2%	13.7%	16.4%	13.7%
Adjusted return on common shareholders’ equity – Non-GAAP (b)	16.2%	17.3%	14.0%	16.6%	13.8%
Return on tangible common shareholders’ equity – Non-GAAP (b)	29.0%	31.3%	25.6%	29.9%	25.9%
Adjusted return on tangible common shareholders’ equity – Non-GAAP (b)	29.3%	31.4%	26.0%	30.1%	26.1%
(a)    See page 41 for details of notable items and line items impacted.
(b)    Returns are annualized.

42 BNY

The following table presents the reconciliation of book value and tangible book value per common share.

Book value and tangible book value per common share reconciliation	Sept. 30, 2026	June 30, 2026	Dec. 31, 2025	Sept. 30, 2025
(dollars in millions, except per share amounts and unless otherwise noted)
The Bank of New York Mellon Corporation shareholders’ equity at period end – GAAP	$43,575	$44,664	$44,313	$43,879
Less: Preferred stock	4,259	4,754	4,836	4,836
The Bank of New York Mellon Corporation common shareholders’ equity at period end – GAAP	39,316	39,910	39,477	39,043
Less: Goodwill	16,728	16,731	16,767	16,773
Intangible assets	2,791	2,800	2,822	2,834
Add: Deferred tax liability – tax-deductible goodwill	1,225	1,225	1,227	1,236
Deferred tax liability – intangible assets	657	659	662	665
The Bank of New York Mellon Corporation tangible common shareholders’ equity at period end – Non-GAAP	$21,679	$22,263	$21,777	$21,337

Period-end common shares outstanding (in thousands)	672,898	678,504	688,236	697,349

Book value per common share – GAAP	$58.43	$58.82	$57.36	$55.99
Tangible book value per common share – Non-GAAP	$32.22	$32.81	$31.64	$30.60

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Constant currency reconciliation – Consolidated			%
(dollars in millions)	3Q26	3Q25	change
Investment management and performance fees – GAAP	$803	$782	3%
Impact of changes in foreign currency exchange rates	—	(1)
Adjusted investment management and performance fees – Non-GAAP	$803	$781	3%

The following table presents the impact of changes in foreign currency exchange rates on investment management and performance fees reported in the Investment and Wealth Management business segment.

Constant currency reconciliation – Investment and Wealth Management business segment			%
(dollars in millions)	3Q26	3Q25	change
Investment management and performance fees – GAAP	$804	$782	3%
Impact of changes in foreign currency exchange rates	—	(1)
Adjusted investment management and performance fees – Non-GAAP	$804	$781	3%

BNY 43

Recent accounting and regulatory developments

Recent accounting developments

The following accounting guidance has been proposed or issued by the Financial Accounting Standards Board (“FASB”) has not yet been adopted as of Sept. 30, 2026.

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

This ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027, with early adoption permitted. BNY is currently evaluating this guidance and the impact on the expense disclosures.

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

Proposed ASU, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Interest Rate Risk Hedging and Net Investment Hedging

In June 2026, the FASB issued a proposed ASU, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Interest Rate Risk Hedging and Net Investment Hedging, which is intended to better align hedge accounting with an entity’s risk management activities and enhance the operability of hedge accounting. The proposed ASU would permit interest rate risk to be hedged for held-to-maturity debt securities, expand the SOFR rates eligible for designation as benchmark interest rates and permit certain float-to-float cross-currency swaps to be used as hedging instruments in net investment hedges.

In October 2026, the FASB completed its redeliberation of the proposed ASU and made tentative decisions regarding the guidance. The FASB affirmed the proposed amendments and directed the staff to proceed toward issuance of a final ASU. BNY is currently evaluating the proposed guidance.

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Recent regulatory developments” in our Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and “Supervision and Regulation” in our 2025 Annual Report. The following discussion summarizes certain regulatory and other developments that may affect BNY.

Stress Testing Revisions

On Sept. 30, 2026, the Board of Governors of the Federal Reserve (“Federal Reserve”) issued two final rules revising its supervisory stress testing framework. One final rule (the “Transparency and Public Accountability Rule”) requires the Federal Reserve to request public comment annually on material model changes and the stress test scenarios. The other final rule (the “Volatility Rule”), among other things, requires the Federal Reserve to average
44 BNY

the results from the two most recent stress tests (starting in 2029, and using 2027 and 2028) to set firms’ SCB requirements for firms subject to the stress test in two consecutive years. In addition, the Federal Reserve proposed revisions to the noninterest income model used in the stress test. The Federal Reserve explained this change is intended to capture heterogeneity across firms. BNY is assessing the impact of the proposal.

Revised Statement of Supervisory Operating Principles

On Sept. 24, 2026, the Federal Reserve issued an updated version of its Statement of Supervisory Operating Principles, setting out the policy priorities and expectations for implementation by Federal Reserve supervisory staff. Among the changes is a directive for examiners to prioritize “risks that pose a significant probability of significant harm to the financial condition of the firm, one or more other firms, the Deposit Insurance Fund (“DIF”), the firm’s resolvability, or U.S. financial stability.”

Rule on Unsafe and Unsound Practice

On Aug. 27, 2026, the Office of the Comptroller of the Currency (“OCC”) and FDIC jointly adopted a rule defining “unsafe or unsound practice” for purposes of Section 8 of the Federal Deposit Insurance Act and revised the regulatory framework around issuance of matters requiring attention (“MRAs”). Under the rule, to qualify as an unsafe or unsound practice, it must be contrary to generally accepted standards of prudent operation and meet one of three criteria: a) it is “likely” to cause material harm to the financial condition of the institution; b) material harm has occurred; or c) there is likely a material risk of loss to the DIF. The agencies also stated an MRA may only be issued if there is an actual violation of banking or banking-related law or regulation, or if the conduct is contrary to generally accepted standards of prudent operation and could “reasonably be expected to”, or has, caused: a) material harm to financial condition or b) a material risk of loss to the DIF.

The same day, the OCC proposed clarifying the standard for MRA issuance such that it would only issue an MRA for a “substantive” as opposed to “actual” violation of banking or banking-related law or regulation. The OCC stated this was intended to capture conduct which could meaningfully impact the institution or its customers. BNY is assessing the impact of the proposal.

Proposed Revisions to Rules on Bank Lending to Insiders

On July 31, 2026, the Federal Reserve released a notice of proposed rulemaking (“Federal Reserve Proposal”) to modernize Regulation O, which governs loans by member banks to their insiders (directors, certain officers and principal shareholders) and insiders of their affiliates. In addition, the FDIC proposed revisions to its rules governing extensions of credit to insiders of FDIC-supervised institutions (“FDIC Proposal”). Among other changes, the Federal Reserve Proposal would index thresholds to nominal GDP. The FDIC Proposal would align certain thresholds under the FDIC’s rules governing extensions of credit to insiders with those included in the Federal Reserve Proposal and would use the same methodology to update the thresholds going forward. The agencies expect the proposal to reduce burdens on banks and their insiders. BNY is assessing the impact of the proposals.

GENIUS Act Federal Reserve Implementation

On Sept. 24, 2026, the Federal Reserve issued two proposals affecting stablecoin issuers under the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). The first proposal, among other things, would require that Federal Reserve-supervised payment stablecoin issuers fully back their stablecoins with permissible reserve assets, establish standardized capital requirements, and establish rules for Federal Reserve-supervised firms that safekeep assets backing payment stablecoins. The second proposal would establish a tailored application process for Board-supervised banks applying to issue payment stablecoins. BNY is assessing the impact of the proposals.

GENIUS Act OCC Implementation

On Oct. 21, 2026, the OCC issued a final rule to implement provisions of the GENIUS Act, which establishes requirements for OCC-supervised payment stablecoin issuers and provides for certain requirements related to, among other things, reserve assets, custody, redemption, capital, and risk management standards. The rule is effective Jan. 18, 2027.
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
46 BNY

Item 1. Financial Statements
The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Income Statement (unaudited)

	Quarter ended		Year-to-date
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
(in millions, except per share amounts; common shares in thousands)
Fee and other revenue
Investment services fees	$2,973	$2,585	$8,534	$7,579
Investment management and performance fees	803	782	2,384	2,279
Foreign exchange revenue	198	166	659	535
Financing-related fees	66	67	192	178
Distribution and servicing fees	38	37	113	110
Total fee revenue	4,078	3,637	11,882	10,681
Investment and other revenue	175	208	662	622
Total fee and other revenue	4,253	3,845	12,544	11,303
Net interest income
Interest income	5,698	6,594	17,462	19,319
Interest expense	4,275	5,358	13,223	15,721
Net interest income	1,423	1,236	4,239	3,598
Total revenue	5,676	5,081	16,783	14,901
Provision for credit losses	1	(7)	(14)	(6)
Noninterest expense
Staff	1,805	1,745	5,478	5,347
Software and equipment	593	542	1,718	1,582
Professional, legal and other purchased services	474	404	1,303	1,158
Sub-custodian and clearing	168	141	481	422
Net occupancy	141	140	407	408
Distribution and servicing	78	68	227	196
Business development	58	45	176	146
Bank assessment charges	27	6	83	66
Amortization of intangible assets	9	12	28	34
Other	136	133	427	335
Total noninterest expense	3,489	3,236	10,328	9,694
Income
Income before income taxes	2,186	1,852	6,469	5,213
Provision for income taxes	499	395	1,360	1,099
Net income	1,687	1,457	5,109	4,114
Net (income) loss attributable to noncontrolling interests related to consolidated investment management funds	3	(12)	(26)	(26)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,690	1,445	5,083	4,088
Preferred stock dividends	(82)	(106)	(217)	(209)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$1,608	$1,339	$4,866	$3,879

Average common shares and equivalents outstanding:
Basic	679,490	705,873	685,825	714,135
Common stock equivalents	7,423	6,981	7,180	6,209
Diluted	686,913	712,854	693,005	720,344

Anti-dilutive securities (a)	3	159	902	132

Earnings per share applicable to common shareholders:
Basic	$2.37	$1.90	$7.09	$5.43
Diluted	$2.34	$1.88	$7.02	$5.39
(a)    Represents restricted stock, restricted stock units and stock options outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 47

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended		Year-to-date
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
(in millions)
Net income	$1,687	$1,457	$5,109	$4,114
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7)	(60)	(135)	578
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(962)	223	(1,322)	670
Reclassification adjustment	19	23	75	48
Total unrealized gain (loss) on assets available-for-sale	(943)	246	(1,247)	718
Defined benefit plans:
Net gain (loss) arising during the period	—	—	2	(5)
Foreign exchange adjustment	—	—	1	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	11	6	32	18
Total defined benefit plans	11	6	35	13
Net unrealized gain (loss) on cash flow hedges	(18)	(8)	(31)	(9)
Total other comprehensive income (loss), net of tax (a)	(957)	184	(1,378)	1,300
Total comprehensive income	730	1,641	3,731	5,414
Net (income) loss attributable to noncontrolling interests	3	(12)	(26)	(26)
Other comprehensive (income) loss attributable to noncontrolling interests	—	3	1	(6)
Comprehensive income applicable to shareholders of The Bank of New York Mellon Corporation	$733	$1,632	$3,706	$5,382
(a)    Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(957) million for the quarter ended Sept. 30, 2026, $187 million for the quarter ended Sept. 30, 2025, $(1,377) million for the nine months ended Sept. 30, 2026 and $1,294 million for the nine months ended Sept. 30, 2025.

See accompanying unaudited Notes to Consolidated Financial Statements.
48 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Balance Sheet (unaudited)

	Sept. 30, 2026	Dec. 31, 2025
(dollars in millions, except per share amounts)
Assets
Cash and due from banks, net of allowance for credit losses of $23 and $19	$6,736	$5,111
Interest-bearing deposits with the Federal Reserve and other central banks	110,488	116,009
Interest-bearing deposits with banks, net of allowance for credit losses of less than $1 and $3 (includes restricted of $2,970 and $2,848)	11,160	10,397
Federal funds sold and securities purchased under resale agreements	50,833	44,892
Investment securities:
Held-to-maturity, at amortized cost, net of allowance for credit losses of less than $1 and less than $1 (fair value of $42,561 and $45,377)	46,732	48,094
Available-for-sale, at fair value (amortized cost of $107,186 and $102,422, net of allowance for credit losses of $— and $—)	105,252	102,106
Total investment securities	151,984	150,200
Trading assets	18,776	14,276
Loans	89,163	80,615
Allowance for credit losses	(220)	(245)
Net loans	88,943	80,370
Premises and equipment	4,123	3,581
Accrued interest receivable	1,475	1,435
Goodwill	16,728	16,767
Intangible assets	2,791	2,822
Other assets, net of allowance for credit losses on accounts receivable of $3 and $3 (includes $2,164 and $1,666, at fair value)	29,947	26,440
Total assets	$493,984	$472,300
Liabilities
Deposits:
Noninterest-bearing deposits (principally U.S. offices)	$63,653	$59,979
Interest-bearing deposits in U.S. offices	174,600	169,125
Interest-bearing deposits in non-U.S. offices	97,193	102,790
Total deposits	335,446	331,894
Federal funds purchased and securities sold under repurchase agreements	25,106	18,992
Trading liabilities	6,854	6,135
Payables to customers and broker-dealers	23,270	21,872
Commercial paper	6,845	2,003
Other borrowed funds	1,005	422
Accrued taxes and other expenses	5,045	5,544
Other liabilities (including allowance for credit losses on lending-related commitments of $94 and $74, also includes $686 and $617, at fair value)	12,971	8,757
Long-term debt	33,308	31,873
Total liabilities	449,850	427,492
Temporary equity
Redeemable noncontrolling interests	92	87
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 43,001 and 48,826 shares	4,259	4,836
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,423,741,289 and 1,416,966,905 shares	14	14
Additional paid-in capital	30,485	29,907
Retained earnings	50,079	46,396
Accumulated other comprehensive loss, net of tax	(4,412)	(3,035)
Less: Treasury stock of 750,842,799 and 728,730,568 common shares, at cost	(36,850)	(33,805)
Total The Bank of New York Mellon Corporation shareholders’ equity	43,575	44,313
Nonredeemable noncontrolling interests of consolidated investment management funds	467	408
Total permanent equity	44,042	44,721
Total liabilities, temporary equity and permanent equity	$493,984	$472,300

See accompanying unaudited Notes to Consolidated Financial Statements.
BNY 49

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2026	2025
Operating activities
Net income	$5,109	$4,114
Net (income) loss attributable to noncontrolling interests	(26)	(26)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	5,083	4,088
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(14)	(6)
Pension plan contributions	(7)	(3)
Depreciation and amortization	1,200	1,300
Deferred tax expense (benefit)	(103)	95
Net investment securities losses	100	65
Change in trading assets and liabilities	(3,865)	(1,041)
Change in accruals and other, net	1,788	(2,953)
Net cash provided by (used for) operating activities	4,182	1,545
Investing activities
Net change in:
Interest-bearing deposits with banks	(834)	385
Interest-bearing deposits with the Federal Reserve and other central banks	4,994	(13,259)
Federal funds sold and securities purchased under resale agreements	(5,944)	(691)
Held-to-maturity securities:
Purchases	(7,060)	(3,726)
Proceeds from paydowns and maturities	8,254	5,299
Available-for-sale securities:
Purchases	(23,917)	(28,530)
Proceeds from sales	7,154	9,621
Proceeds from paydowns and maturities	10,388	12,003
Net change in loans	(8,649)	(3,489)
Purchases of premises and equipment/capitalized software	(1,787)	(1,117)
Other, net	(252)	(16)
Net cash provided by (used for) investing activities	(17,653)	(23,520)
Financing activities
Net change in:
Deposits	4,666	18,344
Federal funds purchased and securities sold under repurchase agreements	6,124	2,442
Payables to customers and broker-dealers	1,398	3,565
Commercial paper	4,841	2,063
Other borrowed funds	637	37
Net proceeds from the issuance of long-term debt	7,532	5,737
Repayments, redemptions and repurchases of long-term debt	(4,953)	(5,109)
Issuance of common stock	15	14
Treasury stock acquired	(3,023)	(2,490)
Issuance of preferred stock	990	1,483
Preferred stock redemption	(1,583)	(1,000)
Cash dividends paid	(1,386)	(1,269)
Other, net	5	24
Net cash provided by (used for) financing activities	15,263	23,841
Effect of exchange rate changes on cash	(45)	201
Change in cash and due from banks and restricted cash
Change in cash and due from banks and restricted cash	1,747	2,067
Cash and due from banks and restricted cash at beginning of period	7,959	5,577
Cash and due from banks and restricted cash at end of period	$9,706	$7,644
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,736	$5,055
Restricted cash at end of period	2,970	2,589
Cash and due from banks and restricted cash at end of period	$9,706	$7,644
Supplemental disclosures
Interest paid	$13,144	$15,582
Income taxes paid	1,005	898
Income taxes refunded	267	18
See accompanying unaudited Notes to Consolidated Financial Statements.
50 BNY

The Bank of New York Mellon Corporation (and its subsidiaries)
Consolidated Statement of Changes in Equity (unaudited)

	Quarter ended		Year-to-date
(in millions, except per share amounts)	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
Preferred stock
Balance at beginning of period	$4,754	$5,331	$4,836	$4,343
Issuance	495	495	990	1,483
Redemption	(1,000)	(1,000)	(1,583)	(1,000)
Amortization of preferred stock discount	10	10	16	10
Balance at end of period	$4,259	$4,836	$4,259	$4,836
Common stock
Balance at beginning and end of period	$14	$14	$14	$14
Additional paid-in capital
Balance at beginning of period	$30,348	$29,659	$29,907	$29,321
Stock-based compensation	132	131	531	452
Common stock issued under employee benefit plans	5	6	23	19
Other net changes in noncontrolling interests	—	(1)	—	3
Other	—	—	24	—
Balance at end of period	$30,485	$29,795	$30,485	$29,795
Retained earnings
Balance at beginning of period	$48,907	$44,388	$46,396	$42,537
Net income	1,690	1,445	5,083	4,088
Common stock dividends ($0.63, $0.53, $1.69 and $1.47 per share) (a)	(436)	(381)	(1,183)	(1,070)
Preferred stock dividends	(72)	(96)	(201)	(199)
Amortization of preferred stock discount	(10)	(10)	(16)	(10)
Balance at end of period	$50,079	$45,346	$50,079	$45,346
Accumulated other comprehensive income (loss), net of tax
Balance at beginning of period	$(3,455)	$(3,549)	$(3,035)	$(4,656)
Other comprehensive income (loss)	(957)	187	(1,377)	1,294
Balance at end of period	$(4,412)	$(3,362)	$(4,412)	$(3,362)
Treasury stock
Balance at beginning of period	$(35,904)	$(31,893)	$(33,805)	$(30,241)
Repurchase of common stock	(937)	(849)	(3,023)	(2,490)
Excise tax on share repurchases	(9)	(8)	(22)	(19)
Balance at end of period	$(36,850)	$(32,750)	$(36,850)	$(32,750)
Total The Bank of New York Mellon Corporation shareholders’ equity (b)	$43,575	$43,879	$43,575	$43,879
Nonredeemable noncontrolling interests of consolidated investment management funds
Balance at beginning of period	$600	$478	$408	$359
Other net changes in noncontrolling interests	(130)	(119)	33	(14)
Net income (loss)	(3)	12	26	26
Balance at end of period	$467	$371	$467	$371
Total permanent equity (b)	$44,042	$44,250	$44,042	$44,250
Redeemable noncontrolling interests/temporary equity
Balance at beginning of period	$84	$111	$87	$87
Other net changes in noncontrolling interests	8	3	6	18
Other comprehensive income (loss)	—	(3)	(1)	6
Balance at end of period	$92	$111	$92	$111
(a)    Includes dividend equivalents on share-based awards.
(b)    Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $39,316 million at Sept. 30, 2026 and $39,043 million at Sept. 30, 2025.

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

Basis of presentation

The accounting and financial reporting policies of BNY, a global financial services platforms company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. For information on our significant accounting and reporting policies, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended Dec. 31, 2025 (the “2025 Annual Report”).

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

Note 2–Investment securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of investment securities at Sept. 30, 2026 and Dec. 31, 2025.

Investment securities at Sept. 30, 2026		Gross unrealized		Fair value
	Amortized cost
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$30,331	$40	$283	$30,088
Non-U.S. government (a)	27,427	27	383	27,071
Agency residential mortgage-backed securities (“RMBS”)	22,954	5	1,468	21,491
Foreign covered bonds	8,272	8	117	8,163
Collateralized loan obligations (“CLOs”)	7,262	3	1	7,264
Agency commercial mortgage-backed securities (“MBS”)	6,351	5	173	6,183
Non-agency commercial MBS	1,894	1	97	1,798
U.S. government agencies	1,497	6	9	1,494
Non-agency RMBS	1,642	1	157	1,486
Other asset-backed securities (“ABS”)	232	—	18	214
Total available-for-sale securities excluding portfolio level basis adjustments	107,862	96	2,706	105,252
Portfolio level basis adjustments (b)	(676)	—	(676)	—
Total available-for-sale securities	$107,186	$96	$2,030	$105,252
Held-to-maturity:
Agency RMBS	$29,178	$7	$3,518	$25,667
Non-U.S. government (a)	5,158	1	88	5,071
U.S. Treasury	5,142	—	206	4,936
Agency commercial MBS	2,589	—	158	2,431
U.S. government agencies	2,272	—	200	2,072
CLOs	1,856	1	—	1,857
Foreign covered bonds	526	—	9	517
Other debt securities	11	—	1	10
Total held-to-maturity securities	$46,732	$9	$4,180	$42,561
Total investment securities	$153,918	$105	$6,210	$147,813
(a)    Includes supranational securities.
(b)    Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale securities, which are not allocated to individual securities in the portfolio. See Note 14 for additional information on our hedging activities.

52 BNY

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

The following table presents the realized gains and losses, on a gross basis.

Net investment securities gains (losses)
(in millions)	3Q26	3Q25	YTD26	YTD25
Realized gross gains	$1	$8	$9	$17
Realized gross losses	(26)	(38)	(109)	(82)
Total net investment securities gains (losses)	$(25)	$(30)	$(100)	$(65)

The following table presents pre-tax net investment securities gains (losses) by type.

Net investment securities gains (losses)
(in millions)	3Q26	3Q25	YTD26	YTD25
Non-U.S. government	$(4)	$(11)	$(36)	$(39)
Foreign covered bonds	—	(7)	(25)	(11)
Other	(21)	(12)	(39)	(15)
Total net investment securities gains (losses)	$(25)	$(30)	$(100)	$(65)

Allowance for credit losses – Investment securities

The amortized cost of available-for-sale and held-to-maturity securities is net of the allowance for credit losses. The allowance for credit losses related to investment securities was less than $1 million at Sept. 30, 2026 and Dec. 31, 2025 and related to other debt securities.

Credit quality indicators – Investment securities

At Sept. 30, 2026, the gross unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from the date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. As the transfers created a new cost basis for the securities, if these securities have experienced unrealized losses since the date of transfer, the corresponding unrealized losses would be reflected in the held-to-maturity securities portfolio in the following tables.

BNY 53

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate fair value of available-for-sale securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more without an allowance for credit losses.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Sept. 30, 2026	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$16,120	$1,159	$4,534	$309	$20,654	$1,468
Non-U.S. government (a)	18,818	296	1,163	87	19,981	383
U.S. Treasury	13,141	203	5,863	80	19,004	283
Agency commercial MBS	1,585	50	3,736	123	5,321	173
Foreign covered bonds	4,760	98	321	19	5,081	117
CLOs	1,862	1	73	—	1,935	1
Non-agency commercial MBS	102	—	1,534	97	1,636	97
Non-agency RMBS	656	9	731	148	1,387	157
U.S. government agencies	436	9	40	—	476	9
Other ABS	12	—	156	18	168	18
Total securities available-for-sale	$57,492	$1,825	$18,151	$881	$75,643	$2,706
(a)    Includes supranational securities.

Available-for-sale securities in an unrealized loss position without an allowance for credit losses at Dec. 31, 2025	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(in millions)
Agency RMBS	$3,614	$26	$5,818	$217	$9,432	$243
Non-U.S. government (a)	4,120	17	3,195	130	7,315	147
Agency commercial MBS	420	1	4,303	122	4,723	123
Foreign covered bonds	1,191	5	1,338	52	2,529	57
CLOs	2,280	3	—	—	2,280	3
U.S. Treasury	378	1	1,671	24	2,049	25
Non-agency commercial MBS	78	—	1,881	85	1,959	85
Non-agency RMBS	267	2	807	116	1,074	118
Other ABS	14	—	294	22	308	22
Total securities available-for-sale	$12,362	$55	$19,307	$768	$31,669	$823
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

Held-to-maturity securities portfolio at Sept. 30, 2026			Ratings (a)
		Net unrealized gain (loss)				BB+ and lower
(dollars in millions)	Amortized cost		AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$29,178	$(3,511)	100%	—%	—%	—%	—%
Non-U.S. government (b)(c)	5,158	(87)	83	17	—	—	—
U.S. Treasury	5,142	(206)	100	—	—	—	—
Agency commercial MBS	2,589	(158)	100	—	—	—	—
U.S. government agencies	2,272	(200)	100	—	—	—	—
CLOs	1,856	1	100	—	—	—	—
Foreign covered bonds	526	(9)	100	—	—	—	—
Other debt securities	11	(1)	—	—	—	—	100
Total held-to-maturity securities	$46,732	$(4,171)	98%	2%	—%	—%	—%
(a)    Represents ratings by Standard & Poor’s (“S&P”) or the equivalent.
(b)    Includes supranational securities.
(c)    Primarily consists of exposure to the UK, the Netherlands, France and Germany.
54 BNY

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

Maturity distribution

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio.

Maturity distribution and yields on investment securities at Sept. 30, 2026
	Within 1 year		1-5 years		5-10 years		After 10 years		Total
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)
Available-for-sale:
U.S. Treasury	$4,100	2.83%	$23,907	3.44%	$335	4.55%	$1,746	2.94%	$30,088	3.34%
Non-U.S. government (b)	5,046	3.47	18,132	3.32	3,848	3.52	45	3.39	27,071	3.38
Foreign covered bonds	1,556	3.55	5,923	3.34	684	3.38	—	—	8,163	3.38
U.S. government agencies	133	2.75	912	3.45	449	2.86	—	—	1,494	3.21
Mortgage-backed securities:
Agency RMBS									21,491	3.97
Agency commercial MBS									6,183	3.21
Non-agency commercial MBS									1,798	2.74
Non-agency RMBS									1,486	3.59
CLOs									7,264	4.87
Other ABS									214	2.66
Total securities available-for-sale	$10,835	3.23%	$48,874	3.38%	$5,316	3.51%	$1,791	2.95%	$105,252	3.57%
Held-to-maturity:
Non-U.S. government (b)	$1,420	2.58%	$3,705	2.74%	$33	2.65%	$—	—%	$5,158	2.70%
U.S. Treasury	1,471	1.36	3,671	1.19	—	—	—	—	5,142	1.24
U.S. government agencies	390	1.50	1,620	1.57	236	1.86	26	2.22	2,272	1.59
Foreign covered bonds	110	2.56	416	2.60	—	—	—	—	526	2.59
Other debt securities	—	—	4	4.65	7	4.80	—	—	11	4.80
Mortgage-backed securities:
Agency RMBS									29,178	2.69
Agency commercial MBS									2,589	2.88
CLOs									1,856	5.01
Total securities held-to-maturity	$3,391	1.93%	$9,416	1.93%	$276	2.04%	$26	2.22%	$46,732	2.58%
Total investment securities	$14,226	2.92%	$58,290	3.15%	$5,592	3.44%	$1,817	2.94%	$151,984	3.27%
(a)    Yields are based upon the amortized cost of securities and consider the contractual coupon, amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(b)    Includes supranational securities.

BNY 55

Notes to Consolidated Financial Statements (continued)

Pledged assets

At Sept. 30, 2026, BNY had pledged assets of $152 billion, including $97 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window and $10 billion pledged as collateral for borrowing at the Federal Home Loan Bank. The components of the assets pledged at Sept. 30, 2026 included $124 billion of securities, $21 billion of loans, $6 billion of trading assets and $1 billion of interest-bearing deposits with banks.

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

At Sept. 30, 2026 and Dec. 31, 2025, pledged assets included $22 billion and $24 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral, including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements, on terms that permit us to sell or repledge the securities to others. At Sept. 30, 2026 and Dec. 31, 2025, the market value of the securities received that can be sold or repledged was $344 billion and $349 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2026 and Dec. 31, 2025, the market value of securities collateral sold or repledged was $273 billion and $306 billion, respectively.

Restricted cash and securities

Cash and securities may be segregated under federal and other regulations or requirements. At Sept. 30, 2026 and Dec. 31, 2025, cash segregated under federal and other regulations or requirements was $3 billion and $3 billion, respectively. Restricted cash is primarily included in interest-bearing deposits with banks on the consolidated balance sheet. Securities segregated under federal and other regulations or requirements were $1 billion at Sept. 30, 2026 and $3 billion at Dec. 31, 2025. Restricted securities were sourced from securities purchased under resale agreements and securities borrowings and are included in federal funds sold and securities purchased under resale agreements on the consolidated balance sheet.

Note 3–Loans and asset quality

Loans

The table below provides the details of our loan portfolio.

Loans	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Commercial	$2,267	$1,748
Commercial real estate	6,629	6,710
Financial institutions	15,876	13,309
Wealth management loans	9,746	9,520
Wealth management mortgages	8,561	8,586
Other residential mortgages	1,644	1,820
Capital call financing	5,439	5,336
Other	5,264	4,533
Overdrafts	3,022	2,800
Margin loans	30,715	26,253
Total loans (a)	$89,163	$80,615
(a)    Net of unearned income of $80 million at Sept. 30, 2026 and $86 million at Dec. 31, 2025, primarily related to other loans.

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

Allowance for credit losses activity for the quarter ended Sept. 30, 2026				Wealth management loans	Wealth management mortgages	Other residential mortgages	Capital call financing
(in millions)	Commercial	Commercial real estate	Financial institutions					Other	Total
Beginning balance	$15	$222	$42	$8	$8	$5	$12	$—	$312
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Provision (a)	5	(5)	—	—	—	—	1	1	2
Ending balance	$20	$217	$42	$8	$8	$5	$13	$1	$314
Allowance for:
Loan losses	$6	$167	$20	$6	$8	$5	$8	$—	$220
Lending-related commitments	14	50	22	2	—	—	5	1	94
Individually evaluated for impairment:
Loan balance (b)	$—	$18	$—	$—	$12	$2	$—	$—	$32
Allowance for loan losses	—	—	—	—	—	—	—	—	—
(a)    Does not include the provision for credit losses benefit related to other financial instruments of $1 million for the quarter ended Sept. 30, 2026.
(b)    Includes collateral-dependent loans of $32 million with $50 million of collateral value.

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
(b)    Includes collateral-dependent loans of $323 million with $350 million of collateral value.

Allowance for credit losses activity for the nine months ended Sept. 30, 2026						Other residential mortgages	Capital call financing		Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages			Other
Beginning balance	$10	$262	$25	$5	$7	$2	$8	$—	$319
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	11	—	—	—	1	—	—	12
Net (charge-offs) recoveries	—	11	—	—	—	1	—	—	12
Provision (a)	10	(56)	17	3	1	2	5	1	(17)
Ending balance	$20	$217	$42	$8	$8	$5	$13	$1	$314
(a)    Does not include provision for credit losses related to other financial instruments of $3 million for the nine months ended Sept. 30, 2026.
BNY 57

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the nine months ended Sept. 30, 2025						Other residential mortgages	Capital call financing	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Wealth management loans	Wealth management mortgages
Beginning balance	$20	$315	$19	$1	$6	$2	$3	$366
Charge-offs	—	(25)	—	—	—	—	—	(25)
Recoveries	—	5	—	—	—	2	—	7
Net (charge-offs) recoveries	—	(20)	—	—	—	2	—	(18)
Provision (a)	(13)	(5)	3	—	—	(2)	4	(13)
Ending balance	$7	$290	$22	$1	$6	$2	$7	$335
(a)    Does not include provision for credit losses related to other financial instruments of $7 million for the nine months ended Sept. 30, 2025.

Nonperforming assets

The table below presents our nonperforming assets.

Nonperforming assets	Sept. 30, 2026			Dec. 31, 2025
	Recorded investment			Recorded investment
	With an allowance	Without an allowance		With an allowance	Without an allowance
(in millions)			Total			Total
Nonperforming loans:
Wealth management mortgages	$8	$12	$20	$9	$8	$17
Other residential mortgages	13	2	15	16	1	17
Commercial real estate	—	—	—	106	—	106
Total nonperforming loans	21	14	35	131	9	140
Other assets owned	—	2	2	—	3	3
Total nonperforming assets	$21	$16	$37	$131	$12	$143
Past due loans

The table below presents our past due loans.

Past due loans and still accruing interest	Sept. 30, 2026				Dec. 31, 2025
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	≥90		30-59	60-89	≥90
Commercial real estate	$46	$—	$—	$46	$7	$3	$—	$10
Wealth management loans	14	5	—	19	63	8	—	71
Other residential mortgages	12	3	—	15	23	4	—	27
Wealth management mortgages	—	4	—	4	49	2	—	51
Financial institutions	2	—	—	2	—	—	—	—
Total past due loans	$74	$12	$—	$86	$142	$17	$—	$159
Loan modifications

Modified loans are evaluated to determine whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. The modification could result in a new loan or a continuation of the existing loan.

There were no loan modifications in the third quarter of 2026. At Sept. 30, 2026, none of the loans that were modified in the previous 12 months are past due by more than 90 days.

In the third quarter of 2025, we modified one commercial real estate loan, with a recorded investment of $123 million, by extending the maturity date. We also modified one residential mortgage loan, with a recorded investment of less than $1 million, by extending the maturity date and providing payment modifications.
58 BNY

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

The tables below provide information about the credit profile of the loan portfolio by the period of origination.

Credit profile of the loan portfolio							Sept. 30, 2026
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost
(in millions)	YTD26	2025	2024	2023	2022	Prior to 2022			Total (a)
Commercial:
Investment grade	$3	$241	$66	$31	$15	$101	$1,754	$—	$2,211
Non-investment grade	16	—	—	—	—	—	40	—	56
Total commercial	19	241	66	31	15	101	1,794	—	2,267
Commercial real estate:
Investment grade	824	1,019	607	440	506	1,381	146	—	4,923
Non-investment grade	152	214	4	196	559	505	76	—	1,706
Total commercial real estate	976	1,233	611	636	1,065	1,886	222	—	6,629
Financial institutions:
Investment grade	407	479	205	75	10	—	12,921	—	14,097
Non-investment grade	174	31	—	—	—	—	1,574	—	1,779
Total financial institutions	581	510	205	75	10	—	14,495	—	15,876
Wealth management loans:
Investment grade	37	10	1	27	26	117	9,176	175	9,569
Non-investment grade	—	—	—	—	—	—	177	—	177
Total wealth management loans	37	10	1	27	26	117	9,353	175	9,746
Wealth management mortgages	539	541	397	615	1,415	5,046	8	—	8,561
Other residential mortgages	188	549	107	136	448	216	—	—	1,644
Capital call financing	—	231	130	—	—	—	5,078	—	5,439
Other loans	—	—	—	—	—	88	5,176	—	5,264
Margin loans	15,211	—	—	—	—	—	15,504	—	30,715
Total loans (b)(c)	$17,551	$3,315	$1,517	$1,520	$2,979	$7,454	$51,630	$175	$86,141
(a)    Excludes overdrafts of $3,022 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    There were no gross write-offs in the first nine months of 2026.
(c)    Accrued interest receivable totaled $303 million at Sept. 30, 2026.

BNY 59

Notes to Consolidated Financial Statements (continued)

Credit profile of the loan portfolio							Dec. 31, 2025
							Revolving loans
	Originated, at amortized cost						Amortized cost	Converted to term loans – Amortized cost
(in millions)	2025	2024	2023	2022	2021	Prior to 2021			Total (a)
Commercial:
Investment grade	$55	$55	$45	$16	$49	$104	$1,357	$—	$1,681
Non-investment grade	—	11	—	—	—	—	56	—	67
Total commercial	55	66	45	16	49	104	1,413	—	1,748
Commercial real estate: (b)
Investment grade	989	412	499	617	343	1,280	156	—	4,296
Non-investment grade	262	287	166	707	219	720	53	—	2,414
Total commercial real estate	1,251	699	665	1,324	562	2,000	209	—	6,710
Financial institutions:
Investment grade	686	373	75	10	24	—	10,552	—	11,720
Non-investment grade	119	—	—	—	—	—	1,470	—	1,589
Total financial institutions	805	373	75	10	24	—	12,022	—	13,309
Wealth management loans:
Investment grade	14	—	28	27	52	93	9,003	175	9,392
Non-investment grade	—	—	—	—	—	—	128	—	128
Total wealth management loans	14	—	28	27	52	93	9,131	175	9,520
Wealth management mortgages (b)	633	270	647	1,486	1,724	3,812	14	—	8,586
Other residential mortgages (b)	416	324	242	492	171	175	—	—	1,820
Capital call financing	230	130	—	—	—	—	4,976	—	5,336
Other loans	—	—	—	—	7	85	4,441	—	4,533
Margin loans	12,457	—	—	—	—	—	13,796	—	26,253
Total loans (c)	$15,861	$1,862	$1,702	$3,355	$2,589	$6,269	$46,002	$175	$77,815
(a)    Excludes overdrafts of $2,800 million. Overdrafts occur on a daily basis primarily in the custody and securities clearance business and are generally repaid within two business days.
(b)    The gross write-offs related to commercial real estate loans were $25 million, wealth management mortgage loans were $1 million and other residential mortgage loans were less than $1 million in 2025.
(c)    Accrued interest receivable totaled $286 million at Dec. 31, 2025.

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

Financial institutions

Financial institution exposures are high quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2026. In addition, 58% of the financial institutions exposure is secured. For example, securities industry clients and asset managers often borrow against marketable securities held in custody. The exposure to financial institutions is generally short term, with 74% expiring within one year.

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
60 BNY

Notes to Consolidated Financial Statements (continued)

ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portion of our wealth management loan portfolio to be investment grade.

Wealth management mortgages

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only, adjustable-rate mortgages with a weighted-average loan-to-value ratio of 62% at origination. The delinquency rate is a key indicator of credit quality in our wealth management portfolio. At Sept. 30, 2026, less than 1% of the mortgages were past due.

At Sept. 30, 2026, the wealth management mortgage portfolio consisted of the following geographic concentrations: California – 20%; New York – 14%; Florida – 12%; Massachusetts – 8%; and other – 46%.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.6 billion at Sept. 30, 2026 and $1.8 billion at Dec. 31, 2025. These loans are not typically correlated to external ratings.

Capital call financing

Capital call financing includes loans to private equity funds that are secured by the fund investors’ capital commitments and the funds’ right to call capital.
Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed-income securities.

Margin loans

We had $30.7 billion of secured margin loans at Sept. 30, 2026, compared with $26.3 billion at Dec. 31, 2025. Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3.0 billion at Sept. 30, 2026 and $2.8 billion at Dec. 31, 2025. Overdrafts occur on a daily basis and are generally repaid within two business days.

Reverse repurchase agreements

Reverse repurchase agreements at Sept. 30, 2026 and Dec. 31, 2025 were fully secured with high-quality collateral. As a result, there was no allowance for credit losses related to these assets at Sept. 30, 2026 and Dec. 31, 2025.
BNY 61

Notes to Consolidated Financial Statements (continued)

Note 4–Goodwill and intangible assets

Goodwill

The tables below provide a breakdown of goodwill by business segment.

Goodwill by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Consolidated
Balance at Dec. 31, 2025
Goodwill	$7,388	$1,481	$8,578	$17,447
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,388	$1,481	$7,898	$16,767
Business realignment (a)	(59)	59	—	—
Foreign currency translation	(20)	(1)	(18)	(39)
Balance at Sept. 30, 2026
Goodwill	$7,309	$1,539	$8,560	$17,408
Accumulated impairment losses	—	—	(680)	(680)
Net goodwill	$7,309	$1,539	$7,880	$16,728
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

In the third quarter of 2026, due to the results of the second quarter 2026 interim goodwill impairment test and macroeconomic conditions, we performed an interim goodwill impairment test of the Investment Management reporting unit, which had $6.3 billion of allocated goodwill. No additional goodwill impairment was recognized.

62 BNY

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2025	$164	$371	$1,438	$849	$2,822
Business realignment (a)	(44)	44	—	—	—
Amortization	(17)	(2)	(9)	—	(28)
Foreign currency translation	(2)	—	(1)	—	(3)
Balance at Sept. 30, 2026	$101	$413	$1,428	$849	$2,791
(a)    In the first quarter of 2026, we realigned clients in Managed Accounts Solutions within our lines of business.

Intangible assets – net carrying amount by business segment (in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Consolidated
Balance at Dec. 31, 2024	$186	$374	$1,442	$849	$2,851
Amortization	(20)	(2)	(12)	—	(34)
Foreign currency translation	6	—	11	—	17
Balance at Sept. 30, 2025	$172	$372	$1,441	$849	$2,834

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2026			Dec. 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization: (a)
Customer contracts – Securities Services	$729	$(628)	$101	$779	$(616)	$163
Customer contracts – Market and Wealth Services	47	(4)	43	269	(268)	1
Customer relationships – Investment and Wealth Management	512	(474)	38	512	(467)	45
Other	40	(17)	23	40	(15)	25
Total subject to amortization	$1,328	$(1,123)	$205	$1,600	$(1,366)	$234
Not subject to amortization: (b)
Trade names	$1,293	N/A	$1,293	$1,294	N/A	$1,294
Customer relationships	1,293	N/A	1,293	1,294	N/A	1,294
Total not subject to amortization	$2,586	N/A	$2,586	$2,588	N/A	$2,588
Total intangible assets	$3,914	$(1,123)	$2,791	$4,188	$(1,366)	$2,822
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

BNY 63

Notes to Consolidated Financial Statements (continued)

Note 5–Other assets

The following table provides the components of other assets presented on the consolidated balance sheet.

Other assets	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Corporate/bank-owned life insurance	$5,644	$5,647
Accounts receivable (a)	5,248	4,829
Fails to deliver	3,035	1,197
Tax credit investments	2,954	3,151
Software	2,757	2,707
Prepaid pension assets	2,665	2,361
Prepaid expense	1,149	854
Assets of consolidated investment management funds	968	864
Equity method investments	952	953
Other equity investments (b)	837	701
Fair value of hedging derivatives	732	358
Cash collateral receivable on derivative transactions	509	474
Federal Reserve Bank stock	498	484
Seed capital (c)	210	207
Income taxes receivable	186	554
Other (d)	1,603	1,099
Total other assets	$29,947	$26,440
(a)    Includes receivables for securities sold or matured that have not yet settled.
(b)    Includes strategic equity, private equity and other investments.
(c)    Includes investments in BNY funds that hedge deferred incentive awards.
(d)    At Sept. 30, 2026 and Dec. 31, 2025, other assets include $57 million and $57 million, respectively, of Federal Home Loan Bank stock, at cost.

Non-readily marketable equity securities

Non-readily marketable equity securities do not have readily determinable fair values. These investments are valued using a measurement alternative where the investments are carried at cost, less any impairment, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The observable price changes are recorded in investment and other revenue on the consolidated income statement. Our non-readily marketable equity securities totaled $559 million at Sept. 30, 2026 and $438 million at Dec. 31, 2025, and are included in other equity investments in the table above.

The following table presents the adjustments to the non-readily marketable equity securities.

Adjustments on non-readily marketable equity securities					Life-to- date
(in millions)	3Q26	3Q25	YTD26	YTD25
Upward adjustments	$16	$2	$51	$32	$419
Downward adjustments	—	—	—	(1)	(102)
Net adjustments	$16	$2	$51	$31	$317

Tax credit investments

BNY invests in or provides funding to affordable housing and renewable energy projects that are designed to generate an after-tax return, primarily through the realization of income tax credits and other income tax benefits, and in certain cases, cash distributions based on the operations of the project. Using the proportional amortization method, the cost of these investments is amortized in proportion to the income tax credits and other income tax benefits received. The net amortization and income tax credits and other income tax benefits are recognized in the consolidated income statement as a component of the provision for income taxes. Our tax credit investments totaled $3.0 billion at Sept. 30, 2026 and $3.2 billion at Dec. 31, 2025 and are included in other assets on the consolidated balance sheet.

Commitments to fund future investments totaled $846 million at Sept. 30, 2026 and $946 million at Dec. 31, 2025 and are recorded in other liabilities on the consolidated balance sheet. At Sept. 30, 2026, a majority of the commitments are expected to be funded over the next five years.

The table below presents the amortization and income tax credits and other income tax benefits related to our tax credit investments.

(in millions)	3Q26	3Q25	YTD26	YTD25
Tax credits and other tax benefits	$146	$140	$428	$416
Amortization expense	$119	$112	$366	$353

64 BNY

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

The table below presents information on our investments valued using NAV.

Investments valued using NAV	Sept. 30, 2026		Dec. 31, 2025
(in millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Seed capital (a)	$9	$—	$6	$—
Private equity investments (b)	145	88	139	75
Other	—	—	10	—
Total	$154	$88	$155	$75
(a)    Seed capital investments at Sept. 30, 2026 are generally redeemable on request. Distributions are received as the underlying investments in the funds, which have redemption notice periods of up to seven days, are liquidated.
(b)    Private equity investments primarily include Volcker Rule-compliant investments in SBICs that invest in various sectors of the economy. Private equity investments do not have redemption rights. Distributions from such investments will be received as the underlying investments in the private equity investments, which have a life of 10 years, are liquidated.

Note 6–Contract revenue

Fee and other revenue in the Securities Services, Market and Wealth Services and Investment and Wealth Management business segments is primarily variable, based on levels of assets under custody and/or administration, assets under management and the level of client-driven transactions, as specified in the fee schedules. See Note 9 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for information on the nature of our services and revenue recognition. See Note 23 of the Notes to Consolidated Financial Statements in our 2025 Annual Report for additional information on our principal business segments — Securities Services,
Market and Wealth Services and Investment and Wealth Management—and the primary services provided.

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

BNY 65

Notes to Consolidated Financial Statements (continued)

Disaggregation of contract revenue by business segment
	Quarter ended
	Sept. 30, 2026					Sept. 30, 2025 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$1,677	$1,222	$28	$(18)	$2,909	$1,424	$1,123	$25	$(16)	$2,556
Investment management and performance fees	—	2	804	(4)	802	—	3	779	(4)	778
Financing-related fees	19	9	1	—	29	18	11	—	—	29
Distribution and servicing fees	2	(33)	69	—	38	1	(33)	69	(1)	36
Investment and other revenue	79	79	(115)	(1)	42	76	68	(107)	(2)	35
Total fee and other revenue – contract revenue	1,777	1,279	787	(23)	3,820	1,519	1,172	766	(23)	3,434
Fee and other revenue – not in scope of Accounting Standards Codification (“ASC”) 606 (b)(c)	278	98	11	49	436	258	83	17	41	399
Total fee and other revenue	$2,055	$1,377	$798	$26	$4,256	$1,777	$1,255	$783	$18	$3,833
(a)    Results for the quarter ended Sept. 30, 2025 were revised to reflect the realignment of clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment in the first quarter of 2026. See Note 16 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(3) million in the third quarter of 2026 and $12 million in the third quarter of 2025.

Disaggregation of contract revenue by business segment
	Year-to-date
	Sept. 30, 2026					Sept. 30, 2025 (a)
(in millions)	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total	Securities Services	Market and Wealth Services	Investment and Wealth Management	Other	Total
Fee and other revenue – contract revenue:
Investment services fees	$4,746	$3,606	$81	$(52)	$8,381	$4,156	$3,315	$76	$(52)	$7,495
Investment management and performance fees	—	8	2,381	(11)	2,378	—	9	2,281	(10)	2,280
Financing-related fees	57	27	1	—	85	44	22	1	—	67
Distribution and servicing fees	3	(101)	211	—	113	3	(100)	206	—	109
Investment and other revenue	228	224	(344)	(5)	103	215	204	(316)	(3)	100
Total fee and other revenue – contract revenue	5,034	3,764	2,330	(68)	11,060	4,418	3,450	2,248	(65)	10,051
Fee and other revenue – not in scope of ASC 606 (b)(c)	988	293	49	128	1,458	804	254	33	135	1,226
Total fee and other revenue	$6,022	$4,057	$2,379	$60	$12,518	$5,222	$3,704	$2,281	$70	$11,277
(a)    Results for the nine months ended Sept. 30, 2025 were revised to reflect the realignment of clients in Managed Accounts Solutions from the Securities Services business segment to the Market and Wealth Services business segment in the first quarter of 2026. See Note 16 for additional information.
(b)    Primarily includes investment services fees, foreign exchange revenue, financing-related fees and investment and other revenue, all of which are accounted for using other accounting guidance.
(c)    The Investment and Wealth Management business segment is net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $26 million in the first nine months of 2026 and $26 million in the first nine months of 2025.

Contract balances

Our clients are billed based on fee schedules that are agreed upon in each customer contract. Receivables from customers were $3.3 billion at Sept. 30, 2026 and $2.9 billion at Dec. 31, 2025.

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

Contract liabilities represent payments received in advance of providing services under certain contracts
66 BNY

Notes to Consolidated Financial Statements (continued)

and were $203 million at Sept. 30, 2026 and $180 million at Dec. 31, 2025. Contract liabilities are included in other liabilities on the consolidated balance sheet. Revenue recognized in the first nine months of 2026 relating to contract liabilities as of Dec. 31, 2025 was $95 million. Revenue recognized in the third quarter of 2026 relating to contract liabilities as of June 30, 2026 was $76 million.

Changes in contract assets and liabilities primarily relate to either party’s performance under the contracts.

Contract costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives, primarily in the Wealth Management line of business, and totaled $47 million at Sept. 30, 2026 and $47 million at Dec. 31, 2025. Capitalized sales incentives are amortized based on the transfer of goods or services to which the assets relate. The amortization of capitalized sales incentives, which is included in staff expense on the consolidated income statement, totaled $3 million in the third quarter of 2026, $3 million in the third quarter of 2025, $8 million in the first nine months of 2026 and $10 million in the first nine months of 2025.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent set-up costs, which include any direct cost incurred at the inception of a contract that enables the fulfillment of the performance obligation, and totaled $145 million at Sept. 30, 2026 and $128 million at Dec. 31, 2025. These capitalized costs are amortized on a straight-line basis over the expected contract period.

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

Note 7–Net interest income

The following table provides the components of net interest income presented on the consolidated income statement.

Net interest income	Quarter ended		Year-to-date
(in millions)	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
Interest income
Deposits with the Federal Reserve and other central banks	$732	$892	$2,234	$2,655
Deposits with banks	72	81	219	252
Federal funds sold and securities purchased under resale agreements	2,252	3,159	7,417	9,257
Loans	1,141	1,062	3,250	3,093
Investment securities	1,401	1,306	4,062	3,798
Trading securities	100	94	280	264
Total interest income	5,698	6,594	17,462	19,319
Interest expense
Deposits	1,578	1,813	4,636	5,375
Federal funds purchased and securities sold under repurchase agreements	2,014	2,829	6,705	8,314
Trading liabilities	35	37	88	95
Other borrowed funds	4	2	12	12
Commercial paper	54	38	91	81
Customer payables	186	180	503	499
Long-term debt	404	459	1,188	1,345
Total interest expense	4,275	5,358	13,223	15,721
Net interest income	1,423	1,236	4,239	3,598
Provision for credit losses	1	(7)	(14)	(6)
Net interest income after provision for credit losses	$1,422	$1,243	$4,253	$3,604
BNY 67

Notes to Consolidated Financial Statements (continued)

Note 8–Employee benefit plans

The components of net periodic benefit (credit) cost are presented below. The service cost component is reflected in staff expense, whereas the remaining components are reflected in other expense.

Net periodic benefit (credit) cost	Quarter ended
	Sept. 30, 2026			Sept. 30, 2025
(in millions)	Domestic pension benefits	Foreign pension benefits	Healthcare benefits	Domestic pension benefits	Foreign pension benefits	Healthcare benefits
Service cost	$—	$2	$—	$—	$6	$—
Interest cost	45	11	2	46	10	1
Expected return on assets	(90)	(20)	(3)	(90)	(19)	(2)
Other	13	—	1	8	(1)	1
Net periodic benefit (credit)	$(32)	$(7)	$—	$(36)	$(4)	$—

Net periodic benefit (credit) cost	Year-to-date
	Sept. 30, 2026			Sept. 30, 2025
(in millions)	Domestic pension benefits	Foreign pension benefits	Healthcare benefits	Domestic pension benefits	Foreign pension benefits	Healthcare benefits
Service cost	$—	$10	$—	$—	$9	$—
Interest cost	133	34	4	138	31	3
Expected return on assets	(268)	(60)	(8)	(272)	(58)	(6)
Other	41	—	3	24	(3)	3
Net periodic benefit (credit)	$(94)	$(16)	$(1)	$(110)	$(21)	$—

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

Consolidated investment management funds (a)
	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Trading assets	$944	$841
Other assets	24	23
Total assets	$968	$864
Other liabilities	$12	$1
Total liabilities	$12	$1
Nonredeemable noncontrolling interests	$467	$408
(a)    Includes voting model entities (“VMEs”) with assets of $114 million, liabilities of $6 million and nonredeemable noncontrolling interests of $3 million at Sept. 30, 2026. There were no VMEs at Dec. 31, 2025.

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
68 BNY

Notes to Consolidated Financial Statements (continued)

The maximum loss exposure presented below relates solely to our investments in, and unfunded commitments to, the VIEs.

Non-consolidated VIEs	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Other assets	$3,032	$3,258
Other liabilities	846	946
Maximum loss exposure	3,878	4,205

Note 10–Preferred stock

The Parent has 100 million authorized shares of preferred stock with a par value of $0.01 per share. The following table summarizes the Parent’s preferred stock issued and outstanding at Sept. 30, 2026 and Dec. 31, 2025.

Preferred stock summary (a)		Total shares issued and outstanding		Carrying value (b)
				(in millions)
		Sept. 30, 2026	Dec. 31, 2025	Sept. 30, 2026	Dec. 31, 2025
	Per annum dividend rate (c)
Series A	Greater of (i) SOFR plus 0.565% and (ii) 4.000%	5,001	5,001	$500	$500
Series F	4.625% to but excluding Sept. 20, 2026, then SOFR plus 3.131%	N/A	10,000	N/A	990
Series H	3.700% to but excluding March 20, 2026, then a floating rate equal to the five-year treasury rate plus 3.352%	N/A	5,825	N/A	576
Series I	3.750% to but excluding Dec. 20, 2026, then a floating rate equal to the five-year treasury rate plus 2.630%	13,000	13,000	1,287	1,287
Series J	6.300% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.297%	5,000	5,000	494	494
Series K	6.150% to but excluding March 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.161%	5,000	5,000	494	494
Series L	5.950% to but excluding Dec. 20, 2030, then a floating rate equal to the five-year treasury rate plus 2.271%	5,000	5,000	495	495
Series M	5.625% to but excluding March 20, 2031, then a floating rate equal to the five-year treasury rate plus 2.034%	5,000	N/A	494	N/A
Series N	6.150% to but excluding Sept. 20, 2031, then a floating rate equal to the five-year treasury rate plus 1.868%	5,000	N/A	495	N/A
Total		43,001	48,826	$4,259	$4,836
(a)    All outstanding preferred stock is noncumulative perpetual preferred stock with a liquidation preference of $100,000 per share.
(b)    The carrying value of the Series F, Series H, Series I, Series J, Series K, Series L, Series M and Series N preferred stock is recorded net of issuance costs.
(c)    References to SOFR are to a floating rate equal to the three-month CME Term SOFR (plus a spread adjustment of 0.26161% per annum).
N/A - Not applicable.

BNY 69

Notes to Consolidated Financial Statements (continued)

The table below presents the Parent’s preferred dividends.

Preferred stock dividends			Quarter ended				Year-to-date
(dollars in millions, except per share amounts)	Depositary shares per share		Sept. 30, 2026		Sept. 30, 2025		Sept. 30, 2026		Sept. 30, 2025
			Per share	Total dividend	Per share	Total dividend	Per share	Total dividend	Per share	Total dividend
Series A	100	(a)	$1,143.21	$6	$1,344.80	$7	$3,426.49	$18	$3,951.30	$21
Series F	100		2,312.50	33	2,312.50	23	4,625.00	56	4,625.00	46
Series G	100		N/A	N/A	2,350.00	34	N/A	N/A	4,700.00	58
Series H	100		N/A	N/A	925.00	6	2,716.50	21	2,775.00	16
Series I	100		937.50	12	937.50	12	2,812.50	36	2,812.50	36
Series J	100		3,150.00	16	3,325.00	16	6,300.00	32	3,325.00	16
Series K	4,000		1,537.50	8	1,537.50	8	4,612.50	24	3,177.50	16
Series L	100		—	—	N/A	N/A	2,975.00	15	N/A	N/A
Series M	100		1,406.25	7	N/A	N/A	3,046.88	15	N/A	N/A
Total (b)				$82		$106		$217		$209
(a)    Represents Normal Preferred Capital Securities.
(b)    Includes deferred fees of $10 million in the third quarter of 2026, $10 million in the third quarter of 2025, $16 million in the first nine months of 2026 and $10 million in the first nine months of 2025 related to redemptions of preferred stock.
N/A - Not applicable.

Redemptions

In June 2026, the Parent redeemed all outstanding shares of its Series H preferred stock, $100,000 liquidation preference per share. Deferred fees of $6 million were realized as preferred stock dividends upon redemption.

In September 2026, the Parent redeemed all outstanding shares of its Series F preferred stock, $100,000 liquidation preference per share. Deferred fees of $10 million were realized as preferred stock dividends upon redemption.

Issuances

In March 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series M Noncumulative Perpetual Preferred Stock.

In July 2026, the Parent issued 500,000 depositary shares, each representing a 1/100th interest in a share of the Parent’s Series N Noncumulative Perpetual Preferred Stock.

Holders of the Series M and Series N preferred stock are entitled to receive dividends, if declared by the Parent’s Board of Directors, on March 20, June 20, September 20 and December 20 of each year, commencing June 20, 2026 and Dec. 20, 2026, respectively.

All of the outstanding shares of the Series M and Series N preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series M and Series N preferred stock to the holders of record of the respective depositary shares.

The Series M and Series N preferred stock are not subject to the operation of a sinking fund and are not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. We may, at our option, redeem the shares of the Series M and Series N preferred stock on any dividend payment date, in whole or in part, on or after the dividend payment date in March 2031 and September 2031, respectively. The Series M and Series N preferred stock can be redeemed, in whole but not in part, at any time within 90 days following a regulatory capital treatment event. Redemption of the preferred stock is subject to the prior approval of the Federal Reserve.

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
70 BNY

Notes to Consolidated Financial Statements (continued)

subsidiary of the Parent guarantees the securities of Mellon Capital IV.

For additional information on our preferred stock, see Note 14 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

Note 11–Other comprehensive income (loss)

Components of other comprehensive income (loss)	Quarter ended
	Sept. 30, 2026			Sept. 30, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$8	$(15)	$(7)	$(24)	$(36)	$(60)
Total foreign currency translation	8	(15)	(7)	(24)	(36)	(60)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(1,266)	304	(962)	295	(72)	223
Reclassification adjustment (b)	25	(6)	19	30	(7)	23
Net unrealized gain (loss) on assets available-for-sale	(1,241)	298	(943)	325	(79)	246
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	14	(3)	11	8	(2)	6
Total defined benefit plans	14	(3)	11	8	(2)	6
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during the period	(31)	7	(24)	(14)	3	(11)
Reclassification of net (gain) loss to net income:
Foreign exchange (“FX”) contracts – staff expense	8	(2)	6	1	—	1
FX contracts – investment and other revenue	(1)	—	(1)	3	(1)	2
Interest rate contracts – interest expense	1	—	1	—	—	—
Total reclassifications to net income	8	(2)	6	4	(1)	3
Net unrealized gain (loss) on cash flow hedges	(23)	5	(18)	(10)	2	(8)
Total other comprehensive income (loss)	$(1,242)	$285	$(957)	$299	$(115)	$184
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

BNY 71

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)	Year-to-date
	Sept. 30, 2026			Sept. 30, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period (a)	$(57)	$(78)	$(135)	$366	$212	$578
Total foreign currency translation	(57)	(78)	(135)	366	212	578
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(1,743)	421	(1,322)	888	(218)	670
Reclassification adjustment (b)	100	(25)	75	65	(17)	48
Net unrealized gain (loss) on assets available-for-sale	(1,643)	396	(1,247)	953	(235)	718
Defined benefit plans:
Net gain (loss) arising during the period	2	—	2	(7)	2	(5)
Foreign exchange adjustment	1	—	1	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (b)	43	(11)	32	23	(5)	18
Total defined benefit plans	46	(11)	35	16	(3)	13
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(65)	15	(50)	(20)	5	(15)
Reclassification of net (gain) loss to net income:
FX contracts – staff expense	20	(5)	15	5	(1)	4
FX contracts – investment and other revenue	4	(1)	3	3	(1)	2
Interest rate contracts - interest expense	1	—	1	—	—	—
Total reclassifications to net income	25	(6)	19	8	(2)	6
Net unrealized gain (loss) on cash flow hedges	(40)	9	(31)	(12)	3	(9)
Total other comprehensive income (loss)	$(1,694)	$316	$(1,378)	$1,323	$(23)	$1,300
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
72 BNY

Notes to Consolidated Financial Statements (continued)

Changes in accumulated other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders
				Unrealized gain (loss) on assets available-for-sale (a)	Unrealized gain (loss) on cash flow hedges	Total accumulated other comprehensive (loss) income, net of tax
(in millions)	Foreign currency translation	Pensions	Other post-retirement benefits
Quarter ended Sept. 30, 2026
Balance, beginning of period	$(1,578)	$(1,272)	$(34)	$(545)	$(26)	$(3,455)
Net change	(7)	10	1	(943)	(18)	(957)
Balance, end of period	$(1,585)	$(1,262)	$(33)	$(1,488)	$(44)	$(4,412)

Quarter ended Sept. 30, 2025
Balance, beginning of period	$(1,402)	$(1,332)	$(41)	$(768)	$(6)	$(3,549)
Net change	(57)	5	1	246	(8)	187
Balance, end of period	$(1,459)	$(1,327)	$(40)	$(522)	$(14)	$(3,362)

Nine months ended Sept. 30, 2026
Balance, beginning of period	$(1,451)	$(1,295)	$(35)	$(241)	$(13)	$(3,035)
Net change	(134)	33	2	(1,247)	(31)	(1,377)
Balance, end of period	$(1,585)	$(1,262)	$(33)	$(1,488)	$(44)	$(4,412)

Nine months ended Sept. 30, 2025
Balance, beginning of period	$(2,031)	$(1,344)	$(36)	$(1,240)	$(5)	$(4,656)
Net change	572	17	(4)	718	(9)	1,294
Balance, end of period	$(1,459)	$(1,327)	$(40)	$(522)	$(14)	$(3,362)
(a)    Held-to-maturity securities transferred from available-for-sale securities are initially recorded at fair value as of the date of transfer. On an after-tax basis, accumulated OCI (loss) includes $(12) million at Sept. 30, 2026 and $(10) million at Sept. 30, 2025 associated with available-for-sale securities that were transferred to held-to-maturity securities inclusive of hedges. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.

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
BNY 73

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2026					Total carrying value
(dollars in millions)	Level 1	Level 2	Level 3	Netting (a)
Assets:
Available-for-sale securities:
U.S. Treasury	$29,159	$929	$—	$—	$30,088
Non-U.S. government (b)	6,637	20,434	—	—	27,071
Agency RMBS	—	21,491	—	—	21,491
Foreign covered bonds	—	8,163	—	—	8,163
CLOs	—	7,264	—	—	7,264
Agency commercial MBS	—	6,183	—	—	6,183
Non-agency commercial MBS	—	1,798	—	—	1,798
U.S. government agencies	—	1,494	—	—	1,494
Non-agency RMBS	—	1,486	—	—	1,486
Other ABS	—	214	—	—	214
Total available-for-sale securities	35,796	69,456	—	—	105,252
Trading assets:
Debt instruments	3,476	3,630	—	—	7,106
Equity instruments	8,809	—	—	—	8,809
Derivative assets not designated as hedging:
Interest rate	28	1,180	—	—	1,208
Foreign exchange	—	9,803	—	—	9,803
Equity and other contracts	1	37	—	—	38
Netting agreements				(8,188)	(8,188)
Total derivative assets not designated as hedging	29	11,020	—	(8,188)	2,861
Total trading assets	12,314	14,650	—	(8,188)	18,776
Other assets:
Derivative assets designated as hedging:
Interest rate	—	447	—	—	447
Foreign exchange	—	285	—	—	285
Total derivative assets designated as hedging	—	732	—	—	732
Other assets (c)	776	502	—	—	1,278
Total other assets	776	1,234	—	—	2,010
Assets measured at NAV (c)					154
Total assets	$48,886	$85,340	$—	$(8,188)	$126,192
Percentage of total assets prior to netting	36%	64%	—%

Liabilities:
Trading liabilities:
Debt instruments	$3,585	$28	$—	$—	$3,613
Equity instruments	349	—	—	—	349
Derivative liabilities not designated as hedging:
Interest rate	32	1,417	—	—	1,449
Foreign exchange	—	9,480	—	—	9,480
Equity and other contracts	1	135	—	—	136
Netting agreements				(8,173)	(8,173)
Total derivative liabilities not designated as hedging	33	11,032	—	(8,173)	2,892
Total trading liabilities	3,967	11,060	—	(8,173)	6,854
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	49	—	—	49
Foreign exchange	—	24	—	—	24
Total derivative liabilities designated as hedging	—	73	—	—	73
Other liabilities	606	7	—	—	613
Total other liabilities	606	80	—	—	686
Total liabilities	$4,573	$11,140	$—	$(8,173)	$7,540
Percentage of total liabilities prior to netting	29%	71%	—%
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
(b)    Includes supranational securities.
(c)    Includes seed capital, private equity investments and other assets.
BNY 75

Notes to Consolidated Financial Statements (continued)

Details of certain available-for-sale securities measured at fair value on a recurring basis	Sept. 30, 2026						Dec. 31, 2025
	Total carrying value (b)	Ratings (a)					Total carrying value (b)	Ratings (a)
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
(dollars in millions)
Non-agency RMBS, originated in:
2008-2026	$1,481	100%	—%	—%	—%	—%	$1,509	100%	—%	—%	—%	—%
2007 and earlier	5	—	100	—	—	—	6	—	100	—	—	—
Total non-agency RMBS	$1,486	100%	—%	—%	—%	—%	$1,515	100%	—%	—%	—%	—%
Non-agency commercial MBS originated in:
2009-2026	$1,798	100%	—%	—%	—%	—%	$2,196	100%	—%	—%	—%	—%
Foreign covered bonds:
Canada	$1,798	100%	—%	—%	—%	—%	$1,923	100%	—%	—%	—%	—%
UK	1,150	100	—	—	—	—	1,057	100	—	—	—	—
Australia	810	100	—	—	—	—	882	100	—	—	—	—
Germany	682	100	—	—	—	—	793	100	—	—	—	—
Singapore	580	100	—	—	—	—	607	100	—	—	—	—
Belgium	573	100	—	—	—	—	491	100	—	—	—	—
Austria	525	100	—	—	—	—	451	100	—	—	—	—
Netherlands	514	100	—	—	—	—	531	100	—	—	—	—
Other	1,531	100	—	—	—	—	1,333	100	—	—	—	—
Total foreign covered bonds	$8,163	100%	—%	—%	—%	—%	$8,068	100%	—%	—%	—%	—%
Non-U.S. government:
UK	$4,287	100%	—%	—%	—%	—%	$4,702	100%	—%	—%	—%	—%
Germany	2,163	100	—	—	—	—	2,045	100	—	—	—	—
Canada	1,884	87	13	—	—	—	1,835	90	10	—	—	—
France	1,708	32	68	—	—	—	2,037	31	69	—	—	—
Netherlands	1,670	100	—	—	—	—	1,825	100	—	—	—	—
Austria	982	100	—	—	—	—	742	100	—	—	—	—
Finland	906	100	—	—	—	—	688	100	—	—	—	—
Spain	609	—	100	—	—	—	628	—	100	—	—	—
Belgium	424	45	55	—	—	—	371	100	—	—	—	—
Japan	367	—	100	—	—	—	470	—	100	—	—	—
Other (c)	1,353	51	39	3	7	—	1,490	56	33	3	8	—
Supranational	10,718	88	12	—	—	—	11,735	87	13	—	—	—
Total non-U.S. government	$27,071	83%	17%	—%	—%	—%	$28,568	83%	17%	—%	—%	—%
(a)    Represents ratings by S&P or the equivalent.
(b)    At Sept. 30, 2026 and Dec. 31, 2025, non-U.S. government securities were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(c)    Includes non-investment grade non-U.S. government securities related to Brazil of $93 million at Sept. 30, 2026 and $112 million at Dec. 31, 2025.

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

Assets measured at fair value on a nonrecurring basis	Sept. 30, 2026				Dec. 31, 2025
				Total carrying value				Total carrying value
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Loans (a)	$—	$19	$—	$19	$—	$21	$—	$21
Other assets (b)	—	561	—	561	—	440	—	440
Total assets at fair value on a nonrecurring basis	$—	$580	$—	$580	$—	$461	$—	$461
(a)    The fair value of these loans was unchanged in the third quarter of 2026 and the fourth quarter of 2025 based on the fair value of the underlying collateral, as required by guidance in ASC 326, Financial Instruments – Credit Losses, with an offset to the allowance for credit losses.
(b)    Includes non-readily marketable equity securities carried at cost with upward or downward adjustments and other assets received in satisfaction of debt.
76 BNY

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at Sept. 30, 2026 and Dec. 31, 2025, by caption on the consolidated balance sheet and by the valuation hierarchy.

Summary of financial instruments	Sept. 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$110,488	$—	$110,488	$110,488
Interest-bearing deposits with banks	—	11,161	—	11,161	11,160
Federal funds sold and securities purchased under resale agreements	—	50,833	—	50,833	50,833
Securities held-to-maturity	7,126	35,435	—	42,561	46,732
Loans (a)	—	87,937	—	87,937	88,855
Other financial assets	6,736	2,627	—	9,363	9,363
Total	$13,862	$298,481	$—	$312,343	$317,431
Liabilities:
Noninterest-bearing deposits	$—	$63,653	$—	$63,653	$63,653
Interest-bearing deposits	—	265,037	—	265,037	271,793
Federal funds purchased and securities sold under repurchase agreements	—	25,106	—	25,106	25,106
Payables to customers and broker-dealers	—	23,270	—	23,270	23,270
Commercial paper	—	6,845	—	6,845	6,845
Borrowings	—	1,853	—	1,853	1,853
Long-term debt	—	32,320	—	32,320	33,308
Total	$—	$418,084	$—	$418,084	$425,828
(a)    Does not include certain other loans.

Summary of financial instruments	Dec. 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$116,009	$—	$116,009	$116,009
Interest-bearing deposits with banks	—	10,398	—	10,398	10,397
Federal funds sold and securities purchased under resale agreements	—	44,892	—	44,892	44,892
Securities held-to-maturity	10,014	35,363	—	45,377	48,094
Loans (a)	—	79,418	—	79,418	80,278
Other financial assets	5,111	2,449	—	7,560	7,560
Total	$15,125	$288,529	$—	$303,654	$307,230
Liabilities:
Noninterest-bearing deposits	$—	$59,979	$—	$59,979	$59,979
Interest-bearing deposits	—	265,730	—	265,730	271,915
Federal funds purchased and securities sold under repurchase agreements	—	18,992	—	18,992	18,992
Payables to customers and broker-dealers	—	21,872	—	21,872	21,872
Commercial paper	—	2,003	—	2,003	2,003
Borrowings	—	1,191	—	1,191	1,191
Long-term debt	—	32,256	—	32,256	31,873
Total	$—	$402,023	$—	$402,023	$407,825
(a)    Does not include certain other loans.

BNY 77

Notes to Consolidated Financial Statements (continued)

Note 13–Fair value option

We elected fair value as an alternative measurement for selected financial assets and liabilities that are not otherwise required to be measured at fair value, including the assets and liabilities of consolidated investment management funds and subordinated notes associated with certain equity investments.

The following table presents the assets and liabilities of consolidated investment management funds, at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Assets of consolidated investment management funds:
Trading assets	$944	$841
Other assets	24	23
Total assets of consolidated investment management funds	$968	$864
Liabilities of consolidated investment management funds:
Other liabilities	$12	$1
Total liabilities of consolidated investment management funds	$12	$1

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

We elected the fair value option on subordinated notes associated with certain equity investments. The fair value of these subordinated notes was $20 million at Sept. 30, 2026 and $9 million at Dec. 31, 2025, and are included in other assets on the consolidated balance sheet. The subordinated notes were valued using observable market inputs and are included in Level 2 of the valuation hierarchy.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses recorded in the third quarter of 2026.

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
78 BNY

Notes to Consolidated Financial Statements (continued)

The available-for-sale securities hedged consist of U.S. Treasury, U.S. government agency, agency and non-agency commercial MBS, agency and non-agency RMBS, non-U.S. government and foreign covered bonds. At Sept. 30, 2026, $61.1 billion designated par value of available-for-sale securities were hedged with interest rate swaps designated as fair value hedges that had notional values of $60.9 billion.

At Sept. 30, 2026, $1.4 billion of interest rate swaps were designated as portfolio layer method fair value hedges of loans against a closed portfolio of fixed rate loans of $2.8 billion, essentially converting $1.4 billion of fixed rate loans to floating rates.

The Company also utilizes interest rate swaps as a cash flow hedge to convert floating interest receipts to a fixed rate. At Sept. 30, 2026, $2.5 billion of interest rate swaps, with terms of less than three years, were designated as cash flow hedges of loans and securities. For qualifying cash flow hedges, changes in the derivative fair value are recorded in OCI and then transferred to earnings in the period in which the hedged forecasted transaction impacts earnings. In the third quarter of 2026 and third quarter of 2025, the Company did not experience any hedged forecasted transactions that failed to occur. Over the next 12 months, we expect that $17 million of net after-tax losses in OCI will be reclassified to net interest income associated with cash flow hedges.

At Sept. 30, 2026, $31.5 billion par value of long-term debt was hedged with interest rate swaps designated as fair value hedges that had notional values of $31.5 billion.

In addition, we utilize forward foreign exchange contracts as hedges to mitigate foreign exchange exposures. We use forward foreign exchange contracts as cash flow hedges to convert certain forecasted non-U.S. dollar revenue and expenses into U.S. dollars. We use forward foreign exchange contracts as cash flow hedges to hedge our foreign exchange exposure to currencies such as the Indian rupee, euro, Polish zloty, British pound, Singapore dollar and Hong Kong dollar used in revenue and expense transactions for entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2026, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $770 million (notional), with a net pre-tax loss of $5 million recorded in accumulated OCI. Over the next 12 months, a loss of $5 million will be reclassified into earnings.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. The derivatives employed are designated as hedges of changes in the value of our foreign investments due to exchange rates. The change in fair market value of these forward foreign exchange contracts is reported within foreign currency translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2026, forward foreign exchange contracts with notional amounts totaling $12.0 billion were designated as net investment hedges.

The following table presents the pre-tax gains (losses) related to our fair value hedging activities recognized in the consolidated income statement.

Income statement impact of fair value hedges
(in millions)	Location of gains (losses)	3Q26	3Q25	YTD26	YTD25
Interest rate fair value hedges of available-for-sale securities
Derivative	Interest income	$1,399	$(40)	$1,839	$(687)
Hedged item	Interest income	(1,390)	41	(1,829)	688
Interest rate fair value hedges of long-term debt
Derivative	Interest expense	(801)	98	(1,155)	784
Hedged item	Interest expense	801	(98)	1,155	(784)
Interest rate fair value hedges of loans
Derivative	Interest income	61	(2)	57	(11)
Hedged item	Interest income	(61)	2	(57)	11
Gain (loss) recognized in the consolidated income statement due to fair value hedging relationships		$9	$1	$10	$1

BNY 79

Notes to Consolidated Financial Statements (continued)

The following table presents the pre-tax impact of hedging derivatives used in net investment and cash flow hedging relationships.

Impact of derivative instruments used in net investment and cash flow hedging relationships

(in millions)	Gain (loss) recognized in accumulated OCI				Location of gain or (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income
	3Q26	3Q25	YTD26	YTD25		3Q26	3Q25	YTD26	YTD25
Net investment hedges
FX contracts	$58	$168	$370	$(943)	Investment and other revenue	$—	$—	$—	$21

Cash flow hedges
FX contracts	$(4)	$(14)	$(14)	$(20)	Staff expense and investment and other revenue	$(7)	$(4)	$(24)	$(8)
Interest rate contracts	(27)	—	(51)	—	Net interest income	(1)	—	(1)	—
Total	$(31)	$(14)	$(65)	$(20)		$(8)	$(4)	$(25)	$(8)

The following table presents information on the hedged items in fair value hedging relationships.

Hedged items in fair value hedging relationships	Carrying amount of hedged asset or liability		Hedge accounting basis adjustment increase (decrease) (a)

(in millions)	Sept. 30, 2026	Dec. 31, 2025	Sept. 30, 2026	Dec. 31, 2025
Available-for-sale securities (b)	$55,204	$46,420	$(2,637)	$(910)
Loans (c)	$2,694	$2,939	$(66)	$(9)
Long-term debt	$30,031	$28,375	$(1,419)	$(264)
(a)    Includes $212 million and $332 million of basis adjustment decreases on discontinued hedges associated with available-for-sale securities at Sept. 30, 2026 and Dec. 31, 2025, respectively, and $11 million and $10 million of basis adjustment increases on discontinued hedges associated with long-term debt at Sept. 30, 2026 and Dec. 31, 2025, respectively.
(b)    At Sept. 30, 2026 and Dec. 31, 2025, the amortized cost of the available-for-sale securities included in closed portfolios subject to portfolio layer method hedging was $17.0 billion and $15.1 billion, respectively, of which the notional amount hedged was $11.9 billion and $8.9 billion, respectively. The cumulative basis adjustments for active hedging relationships associated with such hedges as of Sept. 30, 2026 and Dec. 31, 2025 were a decrease of $676 million and an increase of $1 million, respectively.
(c)    At Sept. 30, 2026 and Dec. 31, 2025, loans included in closed portfolios subject to portfolio layer method hedging were $2.8 billion and $2.9 billion, respectively, of which $1.4 billion and $1.4 billion, respectively, was designated as hedged. The cumulative basis adjustments for active hedging relationships associated with such hedges as of Sept. 30, 2026 and Dec. 31, 2025 were a decrease of $66 million and $9 million, respectively.

80 BNY

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and carrying values of our total derivatives portfolio.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
	Sept. 30, 2026	Dec. 31, 2025	Sept. 30, 2026	Dec. 31, 2025	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Derivatives designated as hedging instruments: (a)(b)
Interest rate contracts	$96,267	$74,525	$447	$305	$49	$—
Foreign exchange contracts	12,729	11,817	285	53	24	81
Total derivatives designated as hedging instruments			$732	$358	$73	$81
Derivatives not designated as hedging instruments: (b)(c)
Interest rate contracts	$301,230	$202,299	$1,208	$718	$1,449	$973
Foreign exchange contracts	1,505,694	1,131,252	9,803	5,517	9,480	5,351
Equity contracts	6,857	6,366	38	21	128	44
Credit contracts	249	279	—	—	8	13
Total derivatives not designated as hedging instruments			$11,049	$6,256	$11,065	$6,381
Total derivatives fair value (d)			$11,781	$6,614	$11,138	$6,462
Effect of master netting agreements (e)			(8,188)	(5,224)	(8,173)	(3,831)
Fair value after effect of master netting agreements			$3,593	$1,390	$2,965	$2,631
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
(e)    Effect of master netting agreements includes cash collateral received and paid of $1,943 million and $1,928 million, respectively, at Sept. 30, 2026, and $2,107 million and $714 million, respectively, at Dec. 31, 2025.

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

The following table presents our foreign exchange revenue and other trading revenue.

Foreign exchange revenue and other trading revenue
(in millions)	3Q26	3Q25	YTD26	YTD25
Foreign exchange revenue	$198	$166	$659	$535
Other trading revenue	72	73	225	203

Foreign exchange revenue includes income from purchasing and selling foreign currencies, currency forwards, futures and options as well as foreign currency remeasurement. Other trading revenue reflects results from trading in cash instruments, including fixed income and equity securities, and trading and economic hedging activity with non-foreign exchange derivatives.

We also use derivative financial instruments as risk-mitigating economic hedges, which are not formally designated as accounting hedges. This includes hedging the foreign currency, interest rate or market risks inherent in some of our balance sheet exposures, such as seed capital investments and deposits, as well as certain investment management fee revenue streams. We also use total return swaps to economically hedge obligations arising from the Company’s deferred compensation plan whereby the participants defer compensation and earn a return linked to the performance of investments they select. The gains or losses on these total return swaps are recorded in staff expense on the consolidated income statement. We recorded a loss of $4 million in the third quarter of 2026, and gains of $12 million in the third quarter of 2025, $16 million in the first nine months of 2026 and $19 million in the first nine months of 2025.

We manage trading risk through a system of position limits, a value-at-risk (“VaR”) methodology based on historical simulation and other market sensitivity measures. Risk is monitored and reported to senior
BNY 81

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

	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Aggregate fair value of OTC derivatives in net liability positions (a)	$1,708	$381
Collateral posted	$1,995	$1,009
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

Potential close-out exposures (fair value) (a)
	Sept. 30, 2026	Dec. 31, 2025
(in millions)
If The Bank of New York Mellon’s rating changed to: (b)
A3/A-	$47	$61
Baa2/BBB	$244	$252
Ba1/BB+	$1,574	$714
(a)    The amounts represent potential total close-out values if The Bank of New York Mellon’s long-term issuer rating were to immediately drop to the indicated levels, and do not reflect collateral posted.
(b)    Represents ratings by Moody’s/S&P.

If The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2026 and Dec. 31, 2025, existing collateral arrangements would have required us to post additional collateral of $120 million and $76 million, respectively.
82 BNY

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments and their related offsets. There were no derivative instruments or financial instruments subject to a legally enforceable netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at Sept. 30, 2026					Amount not offset on the balance sheet
	Gross assets recognized	Amounts offset on the balance sheet		Net assets recognized on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,634	$1,364		$270	$69	$201
Foreign exchange contracts	9,371	6,790		2,581	121	2,460
Equity and other contracts	36	34		2	2	—
Total derivatives subject to netting arrangements	11,041	8,188		2,853	192	2,661
Total derivatives not subject to netting arrangements	740	—		740	—	740
Total derivatives	11,781	8,188		3,593	192	3,401
Reverse repurchase agreements	228,754	202,337	(b)	26,417	26,368	49
Securities borrowing	42,116	17,700		24,416	22,994	1,422
Total	$282,651	$228,225		$54,426	$49,554	$4,872
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

BNY 83

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2026				Net liabilities recognized on the balance sheet
	Gross liabilities recognized	Amounts offset on the balance sheet			Amount not offset on the balance sheet
(in millions)			(a)			Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$1,117	$558		$559	$42	$517
Foreign exchange contracts	9,019	7,541		1,478	382	1,096
Equity and other contracts	89	74		15	—	15
Total derivatives subject to netting arrangements	10,225	8,173		2,052	424	1,628
Total derivatives not subject to netting arrangements	913	—		913	—	913
Total derivatives	11,138	8,173		2,965	424	2,541
Repurchase agreements	219,337	202,337	(b)	17,000	17,000	—
Securities lending	25,806	17,700		8,106	7,717	389
Total	$256,281	$228,210		$28,071	$25,141	$2,930
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

Repurchase agreements and securities lending transactions accounted for as secured borrowings
	Sept. 30, 2026					Dec. 31, 2025
	Remaining contractual maturity				Total	Remaining contractual maturity				Total
(in millions)	Overnight and continuous	Up to 30 days	30-90 days	Over 90 days		Overnight and continuous	Up to 30 days	30-90 days	Over 90 days
Repurchase agreements:
U.S. Treasury	$122,171	$583	$1,203	$2,895	$126,852	$207,600	$475	$1,420	$2,101	$211,596
Agency RMBS	84,171	90	506	766	85,533	51,130	136	237	441	51,944
Corporate bonds	66	156	805	414	1,441	119	55	1,256	557	1,987
Sovereign debt/sovereign guaranteed	652	722	—	—	1,374	541	416	—	—	957
State and political subdivisions	67	20	463	649	1,199	17	25	361	328	731
U.S. government agencies	419	5	53	233	710	72	4	3	61	140
Other debt securities	147	61	134	118	460	71	370	246	136	823
Equity securities	—	77	811	880	1,768	—	15	628	531	1,174
Total	$207,693	$1,714	$3,975	$5,955	$219,337	$259,550	$1,496	$4,151	$4,155	$269,352
Securities lending:
U.S. Treasury	$3,753	$—	$—	$—	$3,753	$754	$—	$—	$—	$754
Corporate bonds	786	—	—	—	786	783	—	—	—	783
Agency RMBS	—	—	—	—	—	102	—	—	—	102
U.S. government agencies	—	—	—	—	—	2	—	—	—	2
Equity securities	21,267	—	—	—	21,267	11,199	—	—	—	11,199
Total	$25,806	$—	$—	$—	$25,806	$12,840	$—	$—	$—	$12,840
Total secured borrowings	$233,499	$1,714	$3,975	$5,955	$245,143	$272,390	$1,496	$4,151	$4,155	$282,192

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

BNY 85

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks.

Off-balance sheet credit risks	Sept. 30, 2026	Dec. 31, 2025
(in millions)
Lending commitments	$48,340	$49,433
Standby letters of credit (“SBLC”) (a)	1,490	1,659
Commercial letters of credit	77	78
Securities lending indemnifications (b)(c)	706,034	666,395
(a)Net of participations totaling $138 million at Sept. 30, 2026 and $111 million at Dec. 31, 2025.
(b)Excludes the indemnification for securities for which BNY acts as an agent on behalf of CIBC Mellon clients, which totaled $72 billion at Sept. 30, 2026 and $74 billion at Dec. 31, 2025.
(c)Includes cash collateral, invested in indemnified repurchase agreements, held by us as securities lending agent of $78 billion at Sept. 30, 2026 and $65 billion at Dec. 31, 2025.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the lending commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $24.0 billion in less than one year, $23.7 billion in one to five years and $670 million in over five years.

SBLCs principally support obligations of corporate clients and were collateralized with cash and securities of $193 million at Sept. 30, 2026 and $212 million at Dec. 31, 2025. At Sept. 30, 2026, $1.0 billion of the SBLCs will expire within one year, $454 million in one to five years and none in over five years.

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

Standby letters of credit	Sept. 30, 2026	Dec. 31, 2025

Investment grade	84%	78%
Non-investment grade	16%	22%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $77 million at Sept. 30, 2026 and $78 million at Dec. 31, 2025.

We expect many of the lending commitments and letters of credit to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any. The allowance for lending-related commitments was $94 million at Sept. 30, 2026 and $74 million at Dec. 31, 2025.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon) to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $749 billion at Sept. 30, 2026 and $706 billion at Dec. 31, 2025.
86 BNY

Notes to Consolidated Financial Statements (continued)

CIBC Mellon, a joint venture between BNY and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities. BNY and CIBC severally indemnify securities lenders against specific types of borrower default. Previously, BNY, CIBC and CIBC Mellon jointly and severally indemnified securities lenders against specific types of borrower default. At Sept. 30, 2026 and Dec. 31, 2025, $72 billion and $74 billion, respectively, of borrowings at CIBC Mellon, for which BNY acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $77 billion and $78 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

Unsettled repurchase and reverse repurchase agreements

In the normal course of business, we enter into repurchase agreements and reverse repurchase agreements that settle at a future date. In repurchase agreements, BNY receives cash from and provides securities as collateral to a counterparty at settlement. In reverse repurchase agreements, BNY advances cash to and receives securities as collateral from the counterparty at settlement. These transactions are recorded on the consolidated balance sheet on the settlement date. At Sept. 30, 2026, we had no unsettled repurchase agreements and $56.1 billion of unsettled reverse repurchase agreements. At Dec. 31, 2025, we had no unsettled repurchase agreements and $71.9 billion of unsettled reverse repurchase agreements.

Industry concentrations

We have significant industry concentrations related to credit exposure at Sept. 30, 2026. The tables below present our credit exposure in the financial institutions and commercial portfolios.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2026
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.5	$11.6	$15.1
Banks	10.0	1.7	11.7
Asset managers	1.8	9.0	10.8
Insurance	0.1	4.6	4.7
Government	—	0.8	0.8
Other	0.5	1.1	1.6
Total	$15.9	$28.8	$44.7

Commercial portfolio exposure (in billions)	Sept. 30, 2026
	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.9	$4.2	$5.1
Services and other	1.0	3.9	4.9
Energy and utilities	0.2	4.3	4.5
Media and telecom	0.2	0.6	0.8
Total	$2.3	$13.0	$15.3

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
BNY 87

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss
88 BNY

Notes to Consolidated Financial Statements (continued)

is up to $630 million in excess of the accrued liability (if any) related to those matters. For matters where a reasonably possible loss is denominated in a foreign currency, our estimate is adjusted quarterly based on prevailing exchange rates. We do not consider potential recoveries when estimating reasonably possible losses.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker-dealer that was part of a group of entities ultimately controlled by R. Allen Stanford (“Stanford”). Stanford International Bank, also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the Securities and Exchange Commission charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs filed two putative class action proceedings against Pershing LLC: one in November 2009 in Texas federal court, and one in May 2016 in New Jersey federal court. On Nov. 5, 2021, the court dismissed the class action filed in New Jersey. Both matters have concluded. One lawsuit remains against Pershing LLC in New Jersey federal court, which was filed in October 2015. The purchaser alleges that Pershing LLC, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme. In March 2019, a group of investors filed a putative class action against The Bank of New York Mellon in New Jersey federal court, making the same allegations as in the prior actions brought against Pershing LLC. On Nov. 12, 2021, the court dismissed the class action against The Bank of New
York Mellon; on Dec. 15, 2022, an appeals court reversed the dismissal and returned the case to the trial court for further proceedings. On Aug. 5, 2025, the trial court denied plaintiffs’ motion for class certification. On June 28, 2024, an unincorporated association that claims to represent the interests of Stanford investors filed a lawsuit in New Jersey federal court against The Bank of New York Mellon, making the same allegations as prior cases. All of the cases that have been brought in federal court were initially consolidated in Texas federal court for discovery purposes, but the remaining lawsuit against Pershing LLC and the putative class action against The Bank of New York Mellon have been returned to New Jersey federal court. Various alleged Stanford CD purchasers asserted similar claims in Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitration proceedings and these are all resolved.

Brazilian Postalis Litigation
BNY Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides asset services in Brazil, acts as administrator for certain investment funds in which a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”) invested. On Aug. 22, 2014, Postalis sued DTVM in Rio de Janeiro, Brazil for losses related to a Postalis fund for which DTVM is administrator. Postalis alleges that DTVM failed to properly perform duties, including to conduct due diligence of and exert control over the manager. On March 12, 2015, Postalis filed a lawsuit in Rio de Janeiro against DTVM and BNY Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform duties relating to another fund of which DTVM is administrator and Ativos is manager. On April 7, 2025, the court found DTVM, Ativos and two other defendants jointly and severally liable for approximately $3 million. DTVM and Ativos appealed on Sept. 9, 2025, and the appeal was denied on March 19, 2026. On June 23, 2026, DTVM and Ativos filed a further appeal. On Dec. 14, 2015, Associacão dos Profissionais dos Correios (“ADCAP”), a Brazilian postal workers association, filed a lawsuit in São Paulo against DTVM and other defendants alleging that DTVM improperly contributed to Postalis investment losses. On March 20, 2017, the lawsuit was dismissed without prejudice, and ADCAP appealed. On Aug. 4, 2021, the appellate court overturned the dismissal and sent the lawsuit to a state lower court. On March 2, 2023, DTVM appealed the August 4 decision to Brazil’s Superior Court of Justice. On Sept. 17, 2026,
BNY 89

Notes to Consolidated Financial Statements (continued)

DTVM’s appeal was dismissed and it filed a further appeal on Oct. 13, 2026. On Feb. 26, 2025, ADCAP filed a lawsuit in New York state court against The Bank of New York Mellon Corporation, claiming that it is also liable for Postalis investment losses. On Feb. 27, 2025, we removed the lawsuit to New York federal court. On Dec. 17, 2015, Postalis filed three lawsuits in Rio de Janeiro against DTVM and Ativos alleging failure to properly perform duties with respect to investments in several other funds. On May 20, 2021, the court in one of those lawsuits entered a judgment of approximately $3 million against DTVM and Ativos. DTVM appealed and, on June 7, 2022, the appellate court partially granted and partially denied the appeal, reducing the judgment to approximately $2 million. On July 13, 2023, DTVM and Ativos filed a further appeal to Brazil’s Superior Court of Justice, which was denied on Sept. 20, 2024. DTVM and Ativos further appealed, but their appeal was denied on Dec. 3, 2024. The judgment was paid and the lawsuit was closed on March 5, 2026. On Aug. 24, 2022, the court dismissed one of the other lawsuits. Postalis appealed that decision, but Postalis’s appeal was denied on Oct. 24, 2023. Postalis further appealed; that further appeal was denied on Oct. 22, 2024. On Feb. 28, 2026, the court dismissed the third lawsuit. On June 23, 2026, Postalis appealed. On Feb. 4, 2016, Postalis filed a lawsuit in Brasilia against DTVM, Ativos and BNY Alocação de Patrimônio Ltda. (“Alocação de Patrimônio”), an investment management subsidiary, alleging failure to properly perform duties and liability for losses with respect to investments in various funds of which the defendants were administrator and/or manager. On Jan. 16, 2018, the Brazilian Federal Prosecution Service filed a civil lawsuit in São Paulo against DTVM alleging liability for Postalis losses based on alleged failures to properly perform certain duties as administrator to certain funds in which Postalis invested or as controller of Postalis’s own investment portfolio. On April 18, 2018, the court dismissed the lawsuit without prejudice. On Aug. 4, 2021, the appellate court overturned the dismissal and returned the lawsuit to the lower court. DTVM appealed, but that appeal was denied on Aug. 21, 2023. In addition, the Tribunal de Contas da União (“TCU”), an administrative tribunal, has initiated proceedings with the purpose of determining liability for losses to four investment funds administered by DTVM in which Postalis was an investor. On Sept. 9, 2020, TCU rendered a decision in one of the proceedings, finding DTVM and two former Postalis directors jointly and severally liable for approximately $50 million. TCU also imposed on DTVM a fine of approximately $2 million. DTVM’s administrative appeal of the decision was denied. On Feb. 25, 2022, DTVM filed a lawsuit in Brazil federal court in Brasilia seeking annulment of TCU’s decision and an injunction preventing TCU from enforcing the judgment. On Aug. 24, 2022, the Brazilian Federal Attorneys filed an action in Rio de Janeiro court seeking to enforce the fine portion of the judgment. On Nov. 8, 2022, the Brasilia federal court in the annulment action granted DTVM’s request for an injunction, suspending the Sept. 9, 2020, TCU decision until the annulment action is decided. On June 9, 2026, the court dismissed DTVM’s annulment action. On June 17, 2026, DTVM appealed the dismissal. On July 30, 2025, TCU rendered a decision in another of the proceedings, finding DTVM, Ativos and former Postalis directors jointly and severally liable for approximately $185 million. On Sept. 15, 2025, DTVM and Ativos filed an administrative appeal. On Oct. 4, 2019, Postalis and another pension fund filed a request for arbitration in São Paulo against DTVM and Ativos alleging liability for losses to an investment fund for which DTVM was administrator and Ativos was manager. On March 26, 2021, DTVM and Ativos filed a lawsuit in São Paulo challenging the Arbitration Court’s jurisdiction over the case. On Feb. 24, 2023, the São Paulo court annulled the Arbitration Court’s decision that it had jurisdiction, and Postalis and the other pension fund appealed. On April 8, 2024, the appellate court reversed the São Paulo court’s decision and found that the Arbitration Court did have jurisdiction. DTVM and Ativos have further appealed. The arbitration continued during the further appeal, and on Sept. 29, 2025, the panel found DTVM and Ativos partially liable. DTVM and Ativos have deposited the judgment amount of $33.5 million in court while their further appeal continues. On Oct. 25, 2019, Postalis filed a lawsuit in Rio de Janeiro against DTVM and Alocação de Patrimônio, alleging liability for losses in another fund for which DTVM was administrator and Alocação de Patrimônio and Ativos were managers. On May 9, 2022, the court found DTVM and Alocação de Patrimônio jointly and severally liable for approximately $20 million. On Aug. 12, 2022, DTVM and Alocação de Patrimônio appealed the decision. On April 30, 2024, the appeals court reversed the finding against DTVM and Alocação de Patrimônio. Postalis appealed that reversal and, on Oct. 3, 2024, its appeal was denied. Postalis has filed a further appeal. On June 19, 2020,
90 BNY

Notes to Consolidated Financial Statements (continued)

a lawsuit was filed in federal court in Rio de Janeiro against DTVM, Postalis, and various other defendants alleging liability against DTVM for certain Postalis losses in an investment fund of which DTVM was administrator. On Feb. 10, 2021, Postalis and another pension fund served DTVM in a lawsuit filed in Rio de Janeiro, alleging liability for losses in another investment fund for which DTVM was administrator and the other defendant was manager.

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

Our business segments are consistent with the structure used by the Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates the business segments’ operating performance primarily based on fee and other revenue, total revenue, income before income taxes and pre-tax operating margin. The significant expense information regularly provided to and reviewed by the CODM is total noninterest expense. The CODM considers this information when
BNY 91

Notes to Consolidated Financial Statements (continued)

evaluating the performance of each business segment and in making decisions about allocating capital and other resources to each business segment.

Business segment results are subject to reclassification when organizational changes are made, or for refinements in revenue and expense allocation methodologies. Refinements are typically reflected on a prospective basis. There were no reclassifications or organizational changes in the third quarter of 2026. In the first quarter of 2026, we realigned clients in Managed Accounts Solutions from the Asset Servicing line of business in the Securities Services business segment to the Wealth Solutions line of business in the Market and Wealth Services business segment. Business segment results for the three and nine months ended Sept. 30, 2025 have been revised to reflect this change.

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
•Recurring Federal Deposit Insurance Corporation (“FDIC”) expense is allocated to the businesses based on average deposits generated within each business.
•Severance expense is recorded in the segments based on the business or function in which the impacted employees reside.
•Litigation expense is generally recorded in the business in which the charge occurs.
•Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, realized gains and losses on the investment securities portfolio are generally included in the Other segment.
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

92 BNY

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules present the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2026	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$2,055	$1,377	$798	(a)	$26	$4,256	(a)
Net interest income (expense)	765	607	59		(8)	1,423
Total revenue	2,820	1,984	857	(a)	18	5,679	(a)
Provision for credit losses	4	1	(3)		(1)	1
Noninterest expense	1,808	963	655		63	3,489
Income (loss) before income taxes	$1,008	$1,020	$205	(a)	$(44)	$2,189	(a)
Pre-tax operating margin (b)	35.8%	51.4%	23.9%		N/M	38.5%
Average assets	$214,879	$151,049	$27,964		$70,157	$464,049
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income (loss) attributable to noncontrolling interests related to consolidated investment management funds of $(3) million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the quarter ended Sept. 30, 2025	Securities Services	(a)	Market and Wealth Services		Investment and Wealth Management		Other	Consolidated
(dollars in millions)				(a)
Total fee and other revenue	$1,777		$1,255		$783	(b)	$18	$3,833	(b)
Net interest income (expense)	670		524		41		1	1,236
Total revenue	2,447		1,779		824	(b)	19	5,069	(b)
Provision for credit losses	(3)		(3)		—		(1)	(7)
Noninterest expense	1,639		912		640		45	3,236
Income (loss) before income taxes	$811		$870		$184	(b)	$(25)	$1,840	(b)
Pre-tax operating margin (c)	33.1%		48.9%		22.3%		N/M	36.4%
Average assets	$201,965		$137,592		$27,247		$70,687	$437,491
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
(c)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

For the nine months ended Sept. 30, 2026	Securities Services	Market and Wealth Services	Investment and Wealth Management		Other	Consolidated
(dollars in millions)
Total fee and other revenue	$6,022	$4,057	$2,379	(a)	$60	$12,518	(a)
Net interest income (expense)	2,304	1,789	166		(20)	4,239
Total revenue	8,326	5,846	2,545	(a)	40	16,757	(a)
Provision for credit losses	(12)	(7)	1		4	(14)
Noninterest expense	5,178	2,848	2,067		235	10,328
Income (loss) before income taxes	$3,160	$3,005	$477	(a)	$(199)	$6,443	(a)
Pre-tax operating margin (b)	38.0%	51.4%	18.7%		N/M	38.5%
Average assets	$216,044	$149,189	$27,580		$70,777	$463,590
(a)    Total fee and other revenue, total revenue and income before income taxes are net of income attributable to noncontrolling interests related to consolidated investment management funds of $26 million.
(b)    Income before income taxes divided by total revenue.
N/M – Not meaningful.

BNY 93

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2025	Securities Services	(a)	Market and Wealth Services		Investment and Wealth Management		Other	Consolidated
(dollars in millions)				(a)
Total fee and other revenue	$5,222		$3,704		$2,281	(b)	$70	$11,277	(b)
Net interest income (expense)	1,975		1,527		123		(27)	3,598
Total revenue	7,197		5,231		2,404	(b)	43	14,875	(b)
Provision for credit losses	(8)		(5)		2		5	(6)
Noninterest expense	4,813		2,705		2,007		169	9,694
Income (loss) before income taxes	$2,392		$2,531		$395	(b)	$(131)	$5,187	(b)
Pre-tax operating margin (c)	33.2%		48.4%		16.4%		N/M	35.0%
Average assets	$200,843		$134,338		$26,924		$68,622	$430,727
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
N/M – Not meaningful.

Note 17–Supplemental information to the Consolidated Statement of Cash Flows

Non-cash investing and financing transactions that, appropriately, are not reflected in the consolidated statement of cash flows are listed below.

Non-cash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2026	2025
Transfers from loans to other assets for other real estate owned	$—	$1
Change in assets of consolidated investment management funds	104	65
Change in liabilities of consolidated investment management funds	11	4
Change in nonredeemable noncontrolling interests of consolidated investment management funds	59	12
Investment securities purchased not settled	1,001	2,462
Investment securities sold not settled	115	—
Investment securities matured not settled	—	80
Available-for-sale securities transferred to held-to-maturity securities	—	759
Premises and equipment/operating lease obligations	161	230
Residual interest received from sale of investment	36	—
Excise tax on share repurchases	22	19
Amortization of preferred stock discount	16	10

94 BNY

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY 95

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
96 BNY

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
BNY 97

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    The following table discloses repurchases of our common stock made in the third quarter of 2026. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases – third quarter of 2026			Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2026
(dollars in millions, except per share amounts; common shares in thousands)	Total shares repurchased	Average price per share
July 2026	1,572	$157.80	1,572	$9,463
August 2026	2,559	160.68	2,559	9,052
September 2026	1,708	162.74	1,708	8,774
Third quarter of 2026 (a)	5,839	$160.51	5,839	$8,774	(b)
(a)    Includes 87 thousand shares repurchased at a purchase price of $14 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market repurchases was $160.53.
(b)    Represents the maximum value of the shares to be repurchased under the share repurchase plan announced in April 2026 and includes shares repurchased in connection with employee benefit plans.

In April 2024, we announced a share repurchase authorization providing for the repurchase of $6.0 billion of common shares. This authorization was exhausted in the second quarter of 2026. In April 2026, we announced a new share repurchase authorization providing for the repurchase of $10.0 billion of common shares after the exhaustion of the April 2024 authorization.

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

On Aug. 27, 2026, trading commenced under a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) adopted by Jose Minaya, Global Head of BNY Investments and Wealth, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement was adopted on May 20, 2026, provides for the sale of up to 42,240 shares and will expire on Aug. 27, 2027, subject to earlier termination or completion in accordance with its terms.

Item 6. Exhibits.

The list of exhibits required to be filed as exhibits to this report appears below.
BNY 99

Index to Exhibits

Exhibit	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Amendment to The Bank of New York Mellon Corporation’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 9, 2019.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on April 10, 2019, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) on July 5, 2007, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series I Noncumulative Perpetual Preferred Stock, dated Nov. 16, 2021.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Nov. 18, 2021, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series J Noncumulative Perpetual Preferred Stock, dated March 7, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 10, 2025, and incorporated herein by reference.
3.6	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series K Noncumulative Perpetual Preferred Stock, dated March 13, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 14, 2025, and incorporated herein by reference.
3.7	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series L Noncumulative Perpetual Preferred Stock, dated Sept. 9, 2025.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Sept. 10, 2025, and incorporated herein by reference.
3.8	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series M Noncumulative Perpetual Preferred Stock, dated March 4, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on March 5, 2026, and incorporated herein by reference.
3.9	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series N Noncumulative Perpetual Preferred Stock, dated July 22, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on July 23, 2026, and incorporated herein by reference.
3.10	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series O Noncumulative Perpetual Preferred Stock, dated Oct. 27, 2026.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) on Oct. 28, 2026, and incorporated herein by reference.
3.11	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 31, 2025.	Previously filed as Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2025, and incorporated herein by reference.
100 BNY

Index to Exhibits (continued)

Exhibit	Description	Method of Filing
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
BNY 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: October 30, 2026	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

102 BNY